Form 10-Q
period 2005-06-30
HEALTHCARE ACQUISITION CORP
filed 2005-09-12
CIK 1326190

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

 |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM              TO

                        COMMISSION FILE NUMBER: 001-32587

                        -------------------------------

                          HEALTHCARE ACQUISITION CORP.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   20-2726770
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

     2116 FINANCIAL CENTER
           666 WALNUT
     DES MOINES, IOWA 50309                              50309
(Address of principal executive                        (Zip Code)
            offices)

                                 (515) 244-5746
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of September 12, 2005, 11,650,000 shares of the registrant's common stock, par value $0.0001 per share, were outstanding.

                          HEALTHCARE ACQUISITION CORP.
                                TABLE OF CONTENTS

                                      PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
          Balance Sheet.....................................................2
          Statement of Operations...........................................3
          Statement of Stockholders' Equity.................................4
          Statement of Cash Flows...........................................5
          Notes to Consolidated Financial Statements........................6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS..............................................13
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........14
ITEM 4. CONTROLS AND PROCEDURES............................................14

                           PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS..................................................15
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........15
ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................15
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................15
ITEM 5. OTHER INFORMATION..................................................15
ITEM 6. EXHIBITS...........................................................15
SIGNATURES.................................................................16





             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Healthcare Acquisition Corp.

We have reviewed the accompanying condensed balance sheet of Healthcare Acquisition Corp. as of June 30, 2005, and the related condensed statements of operations, stockholders' equity and cash flows for the period from April 25, 2005 (inception) to June 30, 2005. These financial statements are the responsibility of the company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the condensed financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with United States generally accepted accounting principles.


LWBJ, LLP
West Des Moines, Iowa

September 12, 2005


                                        1
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEET

JUNE 30, 2005

                                              ASSETS

CURRENT ASSET
Cash and cash equivalents                                                                            $      5,760
Deferred offering costs                                                                                   196,226
                                                                                                     -------------
Total current assets                                                                                 $    201,986
                                                                                                     =============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                                     $      4,486
Notes payable, stockholders                                                                               175,000
                                                                                                     -------------
Total current liabilities                                                                                 179,486
                                                                                                     -------------

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued
Common stock, $.0001 par value, authorized 100,000,000 shares; issued
and outstanding 2,250,000 shares                                                                              225
Paid-in capital in excess of par                                                                           24,775

Deficit accumulated during the development stage                                                           (2,500)
                                                                                                     -------------
Total stockholders' equity                                                                                 22,500
                                                                                                     -------------
Total liabilities and stockholders' equity                                                           $    201,986
                                                                                                     =============

See accompanying notes to financial statements.





                                        2
--------------------------------------------------------------------------------

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF OPERATIONS

FOR PERIOD FROM APRIL 25, 2005 (INCEPTION) TO JUNE 30, 2005

                                                                              FOR THE PERIOD
                                                                              APRIL 25, 2005
 FOR PERIOD FROM APRIL 25, 2005                                               (INCEPTION) TO
 (INCEPTION) TO JUNE 30, 2005                                                  JUNE 30, 2005
 --------------------------------------------------------------------------- ------------------

 FORMATION AND OPERATING COSTS                                               $           2,500
                                                                             ------------------
 NET LOSS                                                                    $           2,500
                                                                             ------------------

 WEIGHTED AVERAGE SHARES OUTSTANDING                                                 2,250,000
                                                                             ==================

 NET LOSS PER SHARE                                                          $               --
                                                                             ==================

See accompanying notes to financial statements.









                                        3
--------------------------------------------------------------------------------

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS' EQUITY

FOR PERIOD FROM APRIL 25, 2005 (INCEPTION) TO JUNE 30, 2005

                                                                                    DEFICIT
                                                                PAID-IN           ACCUMULATED
                               COMMON                           CAPITAL            DURING THE
                               STOCK              PAR              IN            DEVELOPMENT       STOCKHOLDERS
                               SHARES            AMOUNT        EXCESS OF PAR         STAGE            EQUITY
                           ----------------  ---------------- ----------------- ---------------- -----------------
Common shares issued             2,250,000               225            24,775                             25,000

Net loss                                                                                 (2,500)           (2,500)
                           ---------------   ---------------  ----------------  ---------------  ----------------

Balances, at June 30,
   2005                          2,250,000   $           225  $         24,775  $        (2,500) $         22,500
                           ===============   ===============  ================  ===============  ================

See accompanying notes to financial statements.














                                        4
--------------------------------------------------------------------------------

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF CASH FLOWS

FOR PERIOD FROM APRIL 25, 2005 (INCEPTION) TO JUNE 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                                         $      (2,500)
   Increase (decrease) in cash attributable to change in
        Accounts payable                                                                                    4,486
                                                                                                    --------------

NET CASH USED IN OPERATING ACTIVITIES                                                                       1,986
                                                                                                    --------------


CASH FLOWS FROM INVESTING ACTIVITIES
     DEFERRED OFFERING COSTS                                                                             (196,226)
                                                                                                    --------------

NET CASH USED IN INVESTING ACTIVITIES                                                                    (196,226)
                                                                                                    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable, stockholders                                                              175,000
   Proceeds from issuance of common stock                                                                  25,000
                                                                                                    --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                                 200,000
                                                                                                    --------------

NET INCREASE IN CASH                                                                                        5,760

CASH, BEGINNING OF PERIOD                                                                                      --

CASH, END OF PERIOD                                                                                 $       5,760
                                                                                                    ==============

See accompanying notes to financial statements.







                                        5
--------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Healthcare Acquisition Corp. (the "Company") was incorporated in Delaware on April 25, 2005, as a blank check company whose objective is to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, a currently unidentified operating business.

At June 30, 2005, the Company had not yet commenced any operations. All activity through June 30, 2005 relates to the Company's formation and the public offering described below. The Company has selected December 31 as its fiscal year-end. The registration statement for the Company's initial public offering ("Offering") was declared effective July 28, 2005. The Company consummated the Offering on August 3, 2005 (and 400,000 units subject to the underwriters' over-allotment option on August 16, 2005) and received net proceeds of approximately $69,450,000 (Note 6). The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating domestic or international company in the healthcare industry, a "target business".

In evaluating a prospective target business, the Company will consider, among other factors, the financial condition and results of operation; growth potential; experience and skill of management; availability of additional personnel; capital requirements; competitive position; barriers to entry into other industries; stage of development of the products, processes or services; degree of current or potential market acceptance of the products, processes or services; proprietary features and degree of intellectual property or other protection of the products, processes or services; regulatory environment of the industry; and costs associated with effecting the business combination. These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors, as well as other considerations deemed relevant by the Company in effecting a business combination consistent with its business objective.

There are no assurances the Company will be able to successfully effect a business combination. An amount of $67,928,000 or approximately 90.3% of the gross proceeds of this offering (approximately $7.23 per unit) are being held in an interest bearing trust account at JP Morgan Chase NY Bank maintained by Continental Stock Transfer & Trust Company ("Trust Fund") and invested in United States Treasury Bills or short-term securities having a maturity of one hundred eighty (180) days or less, until the earlier of (i) the consummation of the Company's first business combination or (ii) the liquidation of the Company. The placing of funds in the Trust Fund may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Fund, there is no guarantee that they will execute such agreements. The Company's officers have severally agreed that they will be personally liable to ensure that the proceeds in the Trust Fund are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company.


                                        6
--------------------------------------------------------------------------------

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   (CONTINUED)

However, there can be no assurance that the officers will be able to satisfy those obligations. The remaining proceeds, not held in trust, may be used to pay for business, legal and accounting expenses, expenses which may be incurred related to the investigation and selection of a target business, and the negotiation of an agreement to acquire a target business, and for continuing general and administrative expenses.

The Company's first business combination must be with a business or businesses with a fair market value of at least 80% of the Company's net asset value at the time of acquisition. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders prior to the Offering, vote against the business combination or request their conversion right as described below, the business combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 2,250,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any business combination. After consummation of the Company's first business combination, all of these voting safeguards will no longer be applicable.

With respect to the first business combination, which is approved and consummated, any Public Stockholder who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the business combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a business combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed, without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Fund), or $13,578,807 (including proceeds from the exercise of the underwriters' overallotment option), will be classified as common stock subject to possible conversion until the business combination is consumated.

The Company's Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a business combination within eighteen (18) months from the date of the consummation of the Offering, or twenty-four (24) months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 2.)




                                        7
--------------------------------------------------------------------------------

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   (CONTINUED)

LOSS PER COMMON SHARE

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

DERIVATIVE FINANCIAL INSTRUMENTS

As described in Note 4, the Company has granted a Purchase Option to a representative of its underwriters. Based on Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company's Own Stock, the sale of the Purchase Option was reported in permanent equity and accordingly, there is no impact on the Company's financial position and results of operation, except for the $100 in proceeds from sale. Subsequent changes in fair value will not be recognized as long as the Purchase Option continues to be classified as an equity instrument.

The Company has determined, based on the Black-Scholes option pricing formula, the fair value of the Purchase Option at date of issuance, was $3.79 per share or approximately $852,750 total, using a risk free interest rate of 4.0%, expected life of five years and estimated volatility of 60.0%.

The volatility calculation of 60.0% is based on the 365-day average volatility of a representative sample of eight (8) healthcare companies in the information technology and services niches with market capitalizations between $200 million and $910 million ("Representative Sample"). Because the Company did not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which depends on a number of factors which could not be ascertained at this time. The Company referred to the 365-day volatility of the Representative Sample because its management believed that the volatility of these representative companies was a reasonable benchmark to use in estimating the expected volatility for the Company's common stock post-business combination.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences aggregating to approximately $1,000 at June 30, 2005. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at June 30, 2005. The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.


                                        8
--------------------------------------------------------------------------------

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements. 2. DEFERRED OFFERING COSTS Deferred offering costs consist principally of underwriting fees, legal fees, accounting fees, and other fees incurred through the balance sheet date that are directly related to the Offering and that were charged to stockholders' equity upon consumation of the offering.

3. NOTES PAYABLE, STOCKHOLDERS

The Company issued unsecured promissory notes to three Initial Stockholders, amounting to $175,000 at June 30, 2005, who are also officers. The notes were non-interest bearing and were repaid from the proceeds of the Offering.

4. UNIT OPTION

In connection with the Offering, the Company issued to the representative of the underwriters for $100, an option to purchase up to a total of 225,000 units, exercisable at $10 per unit ("Purchase Option"). In lieu of payment of the exercise price in cash, the holder of the Purchase Option has the right (but not the obligation) to convert any exercisable portion of the Purchase Option into units using a cashless exercise based on the difference between current market value of the units and its exercise price. The warrants issued in conjunction with these units are identical to those offered by the prospectus, except that they have an exercise price of $7.50 (125% of the exercise price of the warrants included in the Units sold in the offering). This option commences on the later of the consummation of a business combination and one (1) year from the date of the prospectus and expiring five (5) years from the date of the prospectus. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following July 28, 2005. However, the option may be transferred to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The Purchase Option grants to holders demand and "piggy back" rights for periods of five (5) and seven (7) years, respectively, from July 28, 2005 with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions, which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances, including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.




                                        9
--------------------------------------------------------------------------------

5. COMMITMENTS AND CONTINGENCIES

The Company presently occupies office space in two locations, provided by two affiliates of the Initial Stockholders. Such affiliates have agreed that, until the Company consummates a business combination, they will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliates an aggregate of $7,500 per month for such services commencing on the effective date of the Offering. Upon completion of a business combination or liquidation, the Company will no longer be required to pay these monthly fees.

An Initial Stockholder has agreed that after this offering is completed and within three months after separate trading of the Warrants has commenced, he or certain designees will collectively purchase up to $1,000,000 of the Company's Warrants in the public marketplace at prices not to exceed $1.20 per Warrant. He has further agreed that any Warrants purchased by him or his affiliates or designees, will not be sold or transferred until the completion of a business combination. In addition, subject to any regulatory restrictions and subsequent to the completion of the purchase of the $1,000,000 of Warrants described above and within three months after separate trading of the Warrants has commenced, the representative of the underwriters, or certain of its principals, affiliates or designees has agreed to purchase up to $500,000 of the Company's Warrants in the public marketplace at prices not to exceed $1.20 per Warrant.

See Footnote 4 for a discussion of the Purchase Option issued to the representative of the underwriters in the Company's Public Offering.


                                       10
--------------------------------------------------------------------------------

The Company has engaged a third party to act as the representative of the underwriters, on a non-exclusive basis, as its agent for the solicitation of the exercise of the Warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission, the Company has agreed to pay the representative for bona fide services rendered, a commission equal to 4% of the exercise price for each Warrant exercised more than one (1) year after July 28, 2005 if the exercise was solicited by the underwriters. In addition to soliciting, either orally or in writing, the exercise of the Warrants, the representative's services may also include disseminating information, either orally or in writing, to Warrant holders about the Company or the market for its securities, and assisting in the processing of the exercise of the Warrants. No compensation will be paid to the representative upon the exercise of the Warrants if:

     o the market price of the underlying shares of common stock is lower than the exercise price;

     o the holder of the Warrants has not confirmed in writing that the underwriters solicited the exercise;

     o    the Warrants are held in a discretionary account;

     o    the Warrants are exercised in an unsolicited transaction; or

     o the arrangement to pay the commission is not disclosed in the prospectus provided to Warrant holders at the time of exercise.

The Initial Stockholders, who are holders of 2,250,000 issued and outstanding shares of common stock, are entitled to registration rights pursuant to an agreement signed on the effective date of the Offering. The holders of the majority of these shares are entitled to request the Company, on up to two (2) occasions, to register these shares. The holders of the majority of these shares can elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain "piggy-back" registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

6. PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

7. SUBSEQUENT EVENTS

On July 8, 2005, the Company's Board of Directors authorized a .333333 to 1 stock dividend. On July 22, 2005, the Company's Board of Directors authorized a ..125 to 1 stock dividend. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect these transactions.

On July 26, 2005, the Company issued an additional $75,000 of unsecured promissory notes to three Initial Stockholders, who are also officers. The notes were non-interest bearing and were paid on the consummation of the Public Offering.

On July 28, 2005, the Company sold 9,000,000 units ("Units") in the Offering. Each Unit consists of one share of the Company's common stock, $.0001 par value and one Redeemable Common Stock Purchase

                                       11
--------------------------------------------------------------------------------

Warrant ("Warrant"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a business combination with a target business or one
(1) year from the effective date of the Offering and expiring four (4) years from the effective date of the Offering. An additional 400,000 Units were issued on August 16, 2005 upon exercise of a 45-day option granted to the underwriters to cover any over-allotments. The Warrants will be redeemable by the Company at a price of $.01 per Warrant, upon a minimum thirty (30) days prior written notice at any time after the Warrants become exercisable, but only in the event that the last sales price of the common stock equals or exceeds $11.50 per share for any twenty (20) trading days within a thirty (30) trading-day period ending three business days prior to date on which notice of redemption is given. In connection with the Offering, the Company paid the underwriter a discount of 6% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds of the Offering. The Company has also agreed to pay the underwriter 1% of the gross proceeds payable upon consummation of a business combination. As described in Note 1, approximately 90.3% of the gross proceeds from this offering are being held in the Trust Fund and due to certain redemption features, 19.99% of the amount held in Trust Fund, will be classified as common stock subject to redemption, outside of permanent equity.


















                                       12
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

We were formed on April 25, 2005, to serve as a vehicle to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more domestic or international assets or an operating business in the healthcare industry. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of net assets at the time of such acquisition. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

On August 3, 2005, we consummated our initial public offering of 9,000,000 units. On August 16, 2005, we consummated the closing of an additional 400,000 units that were subject to the underwriters' over-allotment option. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00.

Our net proceeds from the sale of our units, including amounts from exercise of the underwriters' over-allotment option, after deducting certain offering expenses of approximately $1,220,000, including $720,000 evidencing the underwriters' non-accountable expense allowance of 1% of the gross proceeds (excluding the proceeds from the underwriters' over-allotment), and underwriting discounts of approximately $4,512,000, were approximately $69,450,000. Of this amount, $67,928,000 is being held in trust and the remaining $1,522,000 is being held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through July 31, 2007, assuming that a business combination is not consummated during that time. From July 28, 2005 through July 28, 2007, we anticipate approximately $200,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiation of a business combination, an aggregate of $180,000 for the administrative fees payable to Equity Dynamics, Inc. and The Lan Group (a total of $7,500 per month for two years), $600,000 for expenses for the due diligence and investigation of target businesses, $50,000 of expenses for legal and accounting fees relating to our SEC reporting obligations


                                       13
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

and $492,000 for general working capital that will be used for miscellaneous expenses and reserves. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on July 28, 2005 and ending upon the acquisition of a target business, we began incurring a fee of $6,000 per month for office space and certain other additional general and administrative services from Equity Dynamics, Inc., an affiliate of which John Pappajohn, (our chairman of the board and secretary) is the President and principal stockholder, and Matthew P. Kinley (our President and Treasurer) is a Senior Vice President. We have also agreed to pay another affiliated third party, The Lan Group, of which Dr. Derace Schaffer (our Chief Executive Officer and Vice Chairman) is the sole owner, approximately $1,500 per month for office space and certain additional general and administrative services.

We have granted a purchase option to the representative of the underwriter at the closing of the offering on August 3, 2005 to acquire 225,000 units at $10 per unit for $100. The fair value of the purchase option was estimated at $3.79 per share or approximately $852,750 in the aggregate. The purchase option was accounted for as an equity instrument in permanent equity. Accordingly, there was no impact on our financial position or results of operations, except for recording the $100 proceeds from the sale.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund have been invested only in securities meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to these short-term securities, we do not view the interest rate risk to be significant.

ITEM 4. CONTROLS AND PROCEDURES.

Our management carried out an evaluation, with the participation of our chief executive officer (our principal executive officer), and our president (our principal financial and accounting officer) of the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, our chief executive officer and our president concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.







                                       14
--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no material legal proceedings pending against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 3, 2005, we consummated our initial public offering of 9,000,000 units. On August 16, 2005, we consummated the closing of 400,000 additional units that were subject to the underwriters' over-allotment option. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00. The units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $75,200,000. Maxim Group LLC acted as lead underwriter. The securities sold in the offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (No. 333-124712). The Securities and Exchange Commission declared the registration statement effective on July 28, 2005.

We paid a total of approximately $4,512,000 in underwriting discounts and commissions, and approximately $1,220,000 has been paid for costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $69,450,000, of which $67,928,000 (or approximately $7.23 per unit sold in the offering) was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

For additional information on our use of proceeds from our public offering, please see Item 2 of Part I.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

31.1     Section 302 Certification of Chief Executive Officer
31.2     Section 302 Certification of Chief Financial Officer

32.1     Section 906 Certification of Chief Executive Officer
32.2     Section 906 Certification of Chief Financial Officer





                                       15
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                HEALTHCARE ACQUISITION CORP.


Date: September 12, 2005        By:    /s/ Derace L. Schaffer, M.D
                                    --------------------------------------------
                                    Derace L. Schaffer, M.D.
                                    Vice-Chairman and CEO
                                    (Principal executive officer)


Date: September 12, 2005        By:    /s/ Matthew P. Kinley
                                    --------------------------------------------
                                    Matthew P. Kinley
                                    President, Treasurer and Director
                                    (Principal financial and accounting officer)











                                       16
--------------------------------------------------------------------------------