Form 10-Q
period 2005-09-30
HEALTHCARE ACQUISITION CORP
filed 2005-11-14
CIK 1326190

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from   to

                        Commission file number: 001-32587
                              _____________________

                          HEALTHCARE ACQUISITION CORP.
             (Exact name of registrant as specified in its charter)

             Delaware                                  20-2726770
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

        2116 Financial Center
             666 Walnut
        Des Moines, Iowa 50309                           50309
 (Address of principal executive offices)             (Zip Code)

                                 (515) 244-5746
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

As of November 14, 2005, 11,650,000 shares of the registrant's common stock, par value $0.0001 per share, were outstanding.

                          HEALTHCARE ACQUISITION CORP.
                                Table of Contents

                         PART I - FINANCIAL INFORMATION                     Page
                                                                            ----
Item 1. Financial Statements
          Balance Sheet                                                      2
          Statements of Operations                                           3
          Statements of Stockholders' Equity                                 4
          Statements of Cash Flows                                           5
          Notes to Financial Statements                                      6
Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 12
Item 3. Quantitative and Qualitative Disclosures about Market Risk           13
Item 4. Controls and Procedures                                              13
                           PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                    14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          14
Item 3. Defaults upon Senior Securities                                      14
Item 4. Submission of Matters to a Vote of Security Holders                  14
Item 5. Other Information                                                    14
Item 6. Exhibits                                                             14
SIGNATURES                                                                   16

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Healthcare Acquisition Corp.



We have reviewed the accompanying balance sheet of Healthcare Acquisition Corp. as of September 30, 2005, and the related statements of operations, stockholders' equity and cash flows for the three months ended September 30, 2005 and the period from April 25, 2005 (inception) to September 30, 2005. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with United States generally accepted accounting principles.

LWBJ, LLP
West Des Moines, Iowa

November 14, 2005

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEET

September 30, 2005

                                     ASSETS

Current assets
     Cash and cash equivalents                                      $ 1,471,369
     Cash held in trust                                              68,175,645
     Prepaid expense                                                     75,000
                                                                    -----------
          Total current assets                                      $69,722,014
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                               $    13,617
     Accrued expenses                                                   105,996
     Income tax payable                                                  10,000
     Deferred revenue                                                    49,505
                                                                    -----------
          Total current liabilities                                     179,118
                                                                    -----------
Common stock, subject to possible redemption
     1,879,060 shares, at conversion value                           13,578,807
                                                                    -----------
Stockholders' equity
     Preferred stock, $.0001 par value, authorized 1,000,000
      shares; none issued Common stock, $.0001 par value,
      authorized 100,000,000 shares; issued
      and outstanding 11,650,000 shares                                   1,165
     Paid-in capital in excess of par                                55,818,948
     Earnings accumulated during the development stage                  143,976
                                                                    -----------
     Total stockholders' equity                                      55,964,089
                                                                    -----------
     Total liabilities and stockholders' equity                     $69,722,014
                                                                    ===========

See accompanying notes to financial statements.

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS

                                    For the three months   For the Period April
                                    ended September 30,    25, 2005 (inception)
                                             2005         to September 30, 2005
--------------------------------------------------------------------------------
Revenues

      Interest income                    $    8,120             $    8,120
      Interest income from trust fund       189,914                189,914
      Dividend income from trust fund         8,227                  8,227
                                         ----------             ----------
            Total revenues                  206,261                206,261

Costs and expenses
      Management fees                        15,486                 15,486
      Insurance                              15,000                 15,000
      Travel                                 13,902                 13,902
      General and administrative              5,397                  5,397
      Formation costs                            --                  2,500
                                         ----------             ----------
            Total expenses                   49,785                 52,285

Income before taxes                         156,476                153,976
Provision for income taxes                   10,000                 10,000
                                         ----------             ----------

Net income                               $  146,476             $  143,976
                                         ==========             ==========

Weighted average shares outstanding       8,184,066              5,667,722

Net income per share basic and diluted         0.02                   0.03

See accompanying notes to financial statements.

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS' EQUITY

For period from April 25, 2005 (inception) to September 30, 2005

                                                                                            Equity
                                                                                           (Deficit)
                                                                                          Accumulated
                                                                           Paid-in         During the
                                               Common                     Capital in      Development     Stockholders'
                                             Stock Shares   Par Amount   Excess of Par       Stage           Equity
                                            ------------   ------------   ------------    ------------    ------------
Common shares issued to initial
     stockholders at $.0111 per share          2,250,000   $        150   $     24,850    $         --    $     25,000

Net loss                                              --             --             --          (2,500)         (2,500)
                                            ------------   ------------   ------------    ------------    ------------

Balances at June 30, 2005                      2,250,000            150         24,850          (2,500)         22,500

Stock dividend - July 8, 2005                         --             50            (50)             --              --
Stock dividend - July 22, 2005                        --             25            (25)             --              --
Sale of 9,000,000 units, net of
     underwriters' discount and offering
     expenses (includes 1,799,100 shares
     subject to possible conversion)           9,000,000            900     66,364,920              --      66,365,820
Proceeds of exercise of underwriters'
     over-allotment option for 400,000
     units, net of commissions (includes
     79,960 shares subject to possible
     conversion)                                 400,000             40      3,007,960       3,008,000
Proceeds subject to possible
     conversion of 1,879,060 shares                   --             --    (13,578,807)             --     (13,578,807)
Proceeds from issuance of unit options                --             --            100              --             100

Net income for period                                 --             --             --         146,476         146,476
                                            ------------   ------------   ------------    ------------    ------------

Balance at September 30, 2005                 11,650,000   $      1,165   $ 55,818,948    $    143,976    $ 55,964,089
                                            ============   ============   ============    ============    ============

See accompanying notes to financial statements.

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

                                                                                For the period
                                                             For the three      April 25, 2005
                                                             months ended       (inception) to
                                                          September 30, 2005   September 30,2005
Cash flows from operating activities
     Net income                                           $    146,476          $    143,976
     Adjustments to reconcile net income
     to net cash used in operating activities:
          Interest earned on investment in trust fund         (247,644)             (247,644)
          Increase in prepaid insurance                        (75,000)              (75,000)
          Increase in accounts payable                           9,132                13,617
          Increase in income tax payable                        10,000                10,000
          Increase in deferred revenue                          49,504                49,504
                                                          ------------          ------------

Net cash used in operating activities                         (107,532)             (105,547)
                                                          ------------          ------------

Cash flows from investing activities
     Cash held in trust fund                               (67,928,000)          (67,928,000)
                                                          ------------          ------------

Cash flows from financing activities
     Gross proceeds from initial public offering            75,200,000            75,200,000
     Proceeds from issuance of unit option                         100                   100
     Proceeds from notes payable, stockholders                  75,000               250,000

     Proceeds from issuance of common stock                         --                25,000
     Payments made on notes payable, stockholders             (250,000)             (250,000)
     Payments made for costs of initial public offering     (5,523,959)           (5,720,184)
                                                          ------------          ------------

Net cash provided by financing activities                   69,501,141            69,504,916
                                                          ------------          ------------

Net increase in cash                                         1,465,609             1,471,369


Cash, beginning of period                                        5,760                    --
                                                          ------------          ------------

Cash, end of period                                       $  1,471,369          $  1,471,369
                                                          ============          ============

Supplemental schedule of non-cash
 financing activities
     Accrued expenses related to initial public
      offering                                            $    105,996          $    105,996

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The financial statements at September 30, 2005 and for the periods ended September 30, 2005 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Healthcare Acquisition Corp. (the "Company") as of September 30, 2005 and the results of its operations and its cash flow for the three months ended September 30, 2005 and period from April 25, 2005 (inception) to September 30, 2005. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

2. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The Company was incorporated in Delaware on April 25, 2005, as a blank check company whose objective is to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, a currently unidentified operating business.

Primarily all activity through September 30, 2005 relates to the Company's formation and the public offering described below. The Company has selected December 31 as its fiscal year-end. The registration statement for the Company's initial public offering ("Offering") was declared effective July 28, 2005. The Company consummated the Offering on August 3, 2005 (and 400,000 units subject to the underwriters' over-allotment option on August 16, 2005) and received net proceeds of approximately $69,450,000 (Note 3). The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating domestic or international company in the healthcare industry, a "target business".

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

There are no assurances the Company will be able to successfully effect a business combination. An amount of $67,928,000 or 90.3% of the gross proceeds of this offering ($7.22 per unit) are being held in an interest-bearing trust account at JP Morgan Chase NY Bank maintained by Continental Stock Transfer & Trust Company ("Trust Fund") and invested in United States Treasury Bills or short-term securities having a maturity of one hundred eighty (180) days or less, until the earlier of (i) the consummation of the

2. Nature of Operations and Summary of Significant Accounting Policies
   (continued)

Nature of Operations (continued)

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

With respect to the first business combination, which is approved and consummated, any Public Stockholder who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the business combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a business combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed, without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Fund), or $13,578,807 after proceeds from the underwriter over-allotment, has been classified as common stock subject to possible conversion and 19.99% of the related interest earned on cash held in the Trust Fund has been recorded as deferred revenue until the business combination is consummated.

The Company's Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a business combination within eighteen (18) months from the date of the consummation of the Offering, or twenty-four (24) months from the consummation of the Offering if certain extension criteria have been

2. Nature of Operations and Summary of Significant Accounting Policies
   (continued)

satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 3.)

Net Income Per Common Share

Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.

Derivative Financial Instrument

As described in Note 5, the Company has granted a Purchase Option to a representative of its underwriters. Based on Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company's Own Stock, the sale of the Purchase Option was reported in permanent equity and accordingly, there is no impact on the Company's financial position and results of operation, except for the $100 in proceeds from sale. Subsequent changes in fair value will not be recognized as long as the Purchase Option continues to be classified as an equity instrument.

The Company has determined, based on the Black-Scholes option pricing formula, the fair value of the Purchase Option at date of issuance, was $3.79 per share or approximately $852,750 total, using a risk- free interest rate of 4.0%, expected life of five years and estimated volatility of 60.0%.


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

The effective tax rate differs from the statutory rate of 34% due to primarily all interest income being generated from tax-exempt securities.

2. Nature of Operations and Summary of Significant Accounting Policies
   (continued)

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

3.  Initial Public Offering

On July 28, 2005, the Company sold 9,000,000 units ("Units") in the Offering. On August 16, 2005 an additional 400,000 Units were sold. Each Unit consists of one share of the Company's common stock, $.0001 par value and one Redeemable Common Stock Purchase Warrant ("Warrant"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a business combination with a target business or one (1) year from the effective date of the Offering and expiring four (4) years from the effective date of the Offering. The Warrants will be redeemable by the Company at a price of $.01 per Warrant, upon thirty (30) days notice after the Warrants become exercisable, only in the event that the last sales price of the common stock is at least $11.50 per share for any twenty (20) trading days within a thirty (30) trading-day period ending on the third day prior to date on which notice of redemption is given. The warrants began trading separately from the Company's common stock on October 6, 2005. In connection with the Offering, the Company paid the underwriter a discount of 6% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds of the Offering.

4. Notes Payable, Stockholders

The Company issued unsecured promissory notes to three Initial Stockholders, amounting to $250,000, who are also officers. The notes were non-interest bearing and were paid from the proceeds of this Offering during the three months ended September 30, 2005.

5. Unit Option

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

6. Commitments and Contingencies

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

7. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

8. Common Stock

On July 8, 2005, the Company's Board of Directors authorized a .333333 to 1 stock dividend. On July 22, 2005, the Company's Board of Directors authorized a ..125 to 1 stock dividend. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect these transactions.

9.   Subsequent Events

In October 2005, the Company entered into Amendment No. 1 (the "Amendment") to the Investment Management Trust Agreement by and among the Company, Continental Stock Transfer and Trust Company ("Continental") and Maxim Group LLC. Pursuant to the terms of the Amendment, the Company is permitted to invest the funds held in trust not only in treasury bills having a maturity of 180 days or less, but also in any money market fund meeting the requirements of a "cash item" as set forth in Section 3(a)(1)(C) of the Investment Company Act of 1940, as amended, and any regulations, no-action letters, exemptive orders or interpretations promulgated thereunder. The Company believes that the Amendment will allow it greater flexibility in investing the funds held in trust from its initial public offering, as well as reducing its tax liability, by allowing the Company to invest in tax-free money market funds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "could", "would", "expect", "plan", "anticipate", "believe", "estimate", "continue", or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

Our net proceeds from the sale of our units, including amounts from exercise of the underwriters' over-allotment option, after deducting certain offering expenses of approximately $1,220,000, including $720,000 evidencing the underwriters' non-accountable expense allowance of 1% of the gross proceeds (excluding the proceeds from the underwriters' over-allotment), and underwriting discounts of approximately $4,512,000, were approximately $69,450,000. Of this amount, $67,928,000 is being held in trust and the remaining $1,522,000 is being held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through July 31, 2007, assuming that a business combination is not consummated during that time. From July 28, 2005 through July 28, 2007, we anticipate approximately $200,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiation of a business combination, an aggregate of $180,000 for the administrative fees payable to Equity Dynamics, Inc. and The Lan Group (a total of $7,500 per month for two years), $600,000 for expenses for the due diligence and investigation of target

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

businesses, $50,000 of expenses for legal and accounting fees relating to our SEC reporting obligations and $492,000 for general working capital that will be used for miscellaneous expenses and reserves. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

Item 4.  Controls and Procedures.

Our management carried out an evaluation, with the participation of our chief executive officer (our principal executive officer), and our president (our principal financial and accounting officer) of the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, our chief executive officer and our president concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We paid a total of $4,512,000 in underwriting discounts and commissions, and approximately $1,220,000 has been paid for costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $69,450,000, of which $67,928,000 (or $7.22 per unit sold in the offering) was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

For additional information on our use of proceeds from our public offering, please see item 2 of Part I.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.

(a)      Exhibits


10.1     Amendment to Trust Agreement

31.1     Section 302 Certification of Chief Executive Officer
31.2     Section 302 Certification of Chief Financial Officer

32.1     Section 906 Certification of Chief Executive Officer
32.2     Section 906 Certification of Chief Financial Officer

(b)      Reports on Forms 8-K

On August 3, 2005, the Company filed a Current Report on Form 8-K to report the consummation of its initial public offering.

On August 16, 2005 the Company filed a Current Report on Form 8-K to report the sale of additional units in its initial public offering.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               HEALTHCARE ACQUISITION CORP.


Date: November 14, 2005        By: /s/ Derace L. Schaffer, M.D
                                   -------------------------------------------
                                   Derace L. Schaffer, M.D.
                                   Vice-Chairman and CEO
                                   (Principal executive officer)


Date: November 14, 2005        By: /s/ Matthew P. Kinley
                                   -------------------------------------------
                                   Matthew P. Kinley
                                   President, Treasurer and Director
                                   (Principal financial and accounting officer)