Form 10-K
period 2005-12-31
HEALTHCARE ACQUISITION CORP
filed 2006-03-31
CIK 1326190

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 --------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2005
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to __________________

                        Commission file number: 001-32587

                          HEALTHCARE ACQUISITION CORP.
             (Exact name of registrant as specified in its charter)

       Delaware                                        20-2726770
(State of incorporation)                    (I.R.S. Employer Identification No.)

                              2116 Financial Center
                                666 Walnut Street
                             Des Moines, Iowa 50309
          (Address of principal executive offices, including zip code)

                                 (515) 244-5746
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                    Common Stock, $.0001 par value per share
                   Warrants to purchase shares of Common Stock
                                (Title Of Class)

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|.

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes |_| No |X|.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|.

      The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant's Common Stock on March 27, 2006, as reported on the American Stock Exchange, was approximately $75,670,000. As of March 27, 2006, there were 11,650,000 shares of common stock, par value $.0001 per share, of the registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS

      PART I
Item 1.     Business..........................................................................................................5
Item 1A.    Risk Factors.....................................................................................................13
Item 1B.    Unresolved Staff Comments........................................................................................28
Item 2.     Properties.......................................................................................................29
Item 3.     Legal Proceedings................................................................................................29
Item 4.     Submission of Matters to a Vote of Security Holders..............................................................29

      PART II

Item 5.     Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.....30
Item 6.     Selected Financial Data..........................................................................................34
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations............................35
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.......................................................35
Item 8.     Financial Statements and Supplementary Data......................................................................35
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. ...........................36
Item 9A.    Controls and Procedures..........................................................................................36
Item 9B.    Other Information................................................................................................36

      PART III

Item 10.    Directors and Executive Officers of the Registrant...............................................................37
Item 11.    Executive Compensation...........................................................................................42
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...................43
Item 13.    Certain Relationships and Related Transactions...................................................................45
Item 14.    Principal Accounting Fees and Services...........................................................................46

      PART IV

Item 15.    Exhibits and Financial Statement Schedules.......................................................................48

      CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management's expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words "anticipates," "believe," "continue," "could," "estimate," "expect," "intends," "may," "might," "plan," "possible," "potential," "predicts," "project," "should," "would" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about our:

      o     ability  to  complete  a   combination   with  one  or  more  target
            businesses;

      o     success in  retaining  or  recruiting,  or changes  required in, our
            officers,   key   employees  or   directors   following  a  business
            combination;

      o executive officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving a business combination, as a result of which they would then o receive expense reimbursements and their shares of common stock would become eligible for later release from escrow;

      o potential inability to obtain additional financing to complete a business combination;

      o     limited pool of prospective target businesses;

      o     securities' ownership being concentrated;

      o potential change in control if we acquire one or more target businesses for stock; or

      o     risks associated with operating in the healthcare industry.

      The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

PART I

Item 1. Business.

Introduction

      Healthcare Acquisition Corp. (the "Company", "we", or "us") is a blank check company organized under the laws of the State of Delaware on April 25, 2005. We were formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more domestic or international assets or an operating business in the healthcare industry. To date, our efforts have been limited to organizational activities, our initial public offering and the search for a suitable business combination. As of the date of this filing, we have not acquired any business operations.

      Our executive offices are located at 2116 Financial Center, 666 Walnut Street, Des Moines, Iowa 50309 and our telephone number at that location is
(515) 244-5746. We do not currently have a website and consequently do not make available materials we file with or furnish to the Securities and Exchange Commission. We will provide electronic or paper copies of such materials free of charge upon request.

Recent Developments

      A registration statement for our initial public offering was declared effective on July 28, 2005. On August 3, 2005, we sold 9,000,000 units in the initial public offering. On August 16, 2005, we sold an additional 400,000 units pursuant to the overallotment option granted to the representative of the underwriters in our initial public offering. Each of our units consisted of one share of our common stock, $.0001 par value per share, and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $6.00 on the later of (i) July 28, 2006 or (ii) the consummation of a business combination, and such warrants expire on the earlier of (i) July 27, 2009 or (ii) their redemption. We received gross proceeds of approximately $75,200,000 from our initial public offering (including exercise of the overallotment option) of which $67,928,000 were placed in trust.

      On July 29, 2005, our units commenced trading on the American Stock Exchange under the symbol "HAQ.U". On October 6, 2005, our units ceased trading and our common stock and warrants commenced separately trading on the American Stock Exchange under the symbols "HAQ" and "HAQ.WS", respectively.

      Pursuant to an agreement with the representative of the underwriters in our initial public offering, and subject to Rule 10b5-1 purchase plans, our officers acquired an aggregate of 354,900 of our warrants in open-market transactions during the fourth quarter of 2005.

      Since the completion of our initial public offering, we have contacted and continue to contact those industry professionals who we believe can be of strategic assistance in sourcing potential deals for us, including, investment bankers, business consultants, accountants and lawyers. Through the relationships of our board of directors, officers and directors and senior advisors, we have also made contact with certain large national and international concerns to determine if they have any interest in divesting any of their existing interests. We have also sought out owners and institutional owners of healthcare industry businesses and investment bankers or business brokerage companies that are active in the healthcare industry.

Overview

      The healthcare industry constitutes one of the largest segments of the United States economy. According to the Centers for Medicare and Medicaid Services, or CMS, healthcare expenditures have increased from $245.8 billion in 1980 to a forecasted $1.9 trillion in 2005, representing a Compound Annual Growth Rate, or CAGR, of 9%. Further, in 2003, approximately 64% of total healthcare expenditures were spent on the following categories: hospital care (31%), physician and clinical services (23%) and prescription drugs (10%). In 2003, healthcare expenditures totaled $1.7 trillion (or $5,800 per American) and accounted for 15.3% of Gross Domestic Product, or GDP, which outpaced overall economic growth by 3%. In the future, national health expenditures are projected to reach $3.6 trillion by 2014, representing a CAGR of 7.4% over the next ten years. Health spending is projected to reach 18.7% of GDP by 2014.

      Funding for healthcare comes from public and private sources. Medicaid and Medicare programs were created in the mid 1960's. Medicare focuses on elderly coverage (over 65 years old) and the disabled of any age. Medicaid provides coverage for the poor and indigent population and is jointly funded by the Federal and State governments. In 2002, according to CMS, roughly 34% of healthcare payments came from Medicaid and Medicare. Private health insurance supports roughly 35% of total costs. As healthcare costs rise, the private sector is responding by shifting more of the cost of healthcare to employees by paying a smaller percent of healthcare premiums. The employee, usually in the form of a payroll deduction, must pay the amount of the premium not funded by the employer. However, according to the U.S. Census Bureau, approximately 40 million Americans were uninsured in 2003.

      Our management believes that, as a result of continued growth, there will be numerous acquisition targets within the healthcare sector. Our management believes that this growth will be driven by the following factors:

      EXPANDING AND AGING POPULATION. According to U.S. Census Bureau estimates, in 2005 the American population is approximately 296 million and growing. Simultaneously, we are witnessing the "graying of America", whereby the elderly population is increasing more rapidly than the rest of the population and represents the largest users of healthcare services. According to the U.S. Census Bureau, approximately 12% of the U.S. population was over-65 in 2003 and was forecasted to account for roughly 20% of the population by 2030. By 2010, the number of people in the United States between the ages of 40 and 60 is expected to grow from roughly 58 million to more than 64 million.

      EVOLVING MEDICAL TREATMENTS. Advances in technology have favorably impacted the development of new medical devices and treatments/therapies. The products are generally more effective and easier-to-use. Some of these breakthroughs have reduced hospital stays, costs and recovery periods. The continued advancement of technological breakthroughs should continue to boost services administered by healthcare providers.

      INCREASED CONSUMER AWARENESS. In recent years, the publicity associated with new technological advances and new medical therapies has increased the number of patients visiting healthcare professionals to seek treatment for new and innovative therapies. Simultaneously, consumers have become more vocal due to rising costs and reduced access to physicians. Lastly, the rise in cosmetic procedures has emerged as one of the fastest growing healthcare segments. Since many cosmetic procedures require out-of-pocket expenditures, this rise may reflect a growing willingness by consumers to pay for certain procedures out of their discretionary funds. We believe that more active and aware consumers will continue to stimulate a wide variety of healthcare segments.

      ACCESS TO CAPITAL. The venture capital community has traditionally embraced healthcare companies. Capital investments have allowed entities to grow and expand via consolidation or organic growth. Therefore, we believe there are many mature companies that may potentially serve as platforms for future acquisitions and growth. According to Dow Jones VentureSource, 2,142 healthcare companies raised venture capital financing rounds from 2001-2004. In that time period, 66 venture-backed healthcare companies completed initial public offerings and 194 venture-backed healthcare companies were acquired via merger and acquisition.

      Although we may consider a target business in any segment of the healthcare industry, we are concentrating our search for an acquisition candidate in the following segments:

      o     healthcare services;

      o     healthcare information technology;

      o     healthcare facilities; and

      o     medical devices and products.

Our Management Team

      Mr. Pappajohn, our chairman and secretary, has been an active private equity investor in healthcare companies for more than 30 years and has served as a director of more than 40 public companies. Mr. Pappajohn has been a founder in several public healthcare companies such as Caremark Rx, Inc., Quantum Health Resources and Radiologix, Inc. Mr. Pappajohn and Dr. Schaffer, our vice chairman and chief executive officer, have worked together for more than fifteen years on a variety of healthcare companies and have co-founded Allion Healthcare, Inc, Patient Infosystems, Inc. and Radiologix all of which are public companies. In addition, Mr. Pappajohn and Dr. Schaffer have worked together on many private healthcare companies, such as Logisticare, Inc. and Source Medical Inc.

      Dr. Schaffer serves as a director of Allion Healthcare and Patient InfoSystems. He has served as chairman of several healthcare companies, including Radiologix when it was private. He has been an active co-investor and co-founder of companies with Mr. Pappajohn for more than fifteen years. Dr. Schaffer has also served as a director on many healthcare boards, including several health systems and more than ten healthcare services and technology companies. Dr. Schaffer is also currently a Clinical Professor of Radiology at Weill Cornell Medical College.

      Mr. Kinley, our president and treasurer, has been involved in the financing and development of more than twenty companies with Mr. Pappajohn in the past eleven years. Mr. Kinley has worked with Dr. Schaffer for more than eleven years on healthcare services and technology companies. Mr. Kinley has also held various positions at KPMG Peat Marwick, working on tax, audit and merger and acquisition issues.

Effecting a Business Combination

General

      We are not presently engaged in any substantive commercial business. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our initial public offering are intended to be generally applied toward effecting a business combination, the proceeds were not otherwise designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We have not identified a target business

      To date, although we continue to search for a potential candidate for a business combination, we have not entered into any definitive agreements with any target business for a business combination.

      Subject to the limitation that a target business have a fair market value of at least 80% of our net assets at the time of the acquisition, as described below in more detail, we have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Accordingly, there is no basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

      Target business candidates have been brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who present solicited or unsolicited proposals. Our officers and directors as well as their affiliates may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder's fee or other compensation. In no event, however, will we pay any of our existing officers, directors or our stockholders prior to our initial public offering or any entity with which they are affiliated any finder's fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. We will not enter into any business combinations with any affiliates of our initial stockholders, officers or directors.

Selection of a target business and structuring of a business combination

      Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of such acquisition, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, (including any such target business that may have international operations or assets) our management will consider, among other factors, the following:

      o     financial condition and results of operation;

      o     growth potential;

      o experience and skill of management and availability of additional personnel;

      o     capital requirements;

      o     competitive position;

      o     barriers to entry into other industries;

      o     stage of development of the products, processes or services;

      o degree of current or potential market acceptance of the products, processes or services;

      o proprietary features and degree of intellectual property or other protection of the products, processes or services;

      o     regulatory environment of the industry; and

      o     costs associated with effecting the business combination.

      These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management, where applicable, and inspection of facilities, as well as review of financial and other information which will be made available to us.

      The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. While we may pay fees or compensation to third parties for their efforts in introducing us to a potential target business, in no event, however, will we pay any of our officers, directors or persons who were stockholders prior to our initial public offering or any entity with which they are affiliated any finder's fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination, other than the $7,500 payable monthly to Equity Dynamics, Inc. (an affiliate of our Chairman, Mr. Pappajohn, and our President, Mr. Kinley) for office space and certain general and administrative services (a prior arrangement with an affiliate of our Chief Executive Officer, Derace Schaffer, M.D., pursuant to which we paid $1,500 a month for office space and certain general and administrative services, as a portion of the $7,500, was terminated on December 31, 2005). In addition, none of our officers, directors, special advisors or persons who were stockholders prior to our initial public offering will receive any finder's fee, consulting fees or any similar fees from any person or entity in connection with any business combination involving us other than any compensation or fees that may be received for any services provided following such business combination.

Fair market value of target business

      The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

Probable lack of business diversification

      While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above.

      Consequently, it is probable that we will have the ability to effect only a single business combination. Accordingly, the prospects for our ability to execute any potential business plan may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

      o subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

      o result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

      Additionally, since our business combination may entail the simultaneous acquisitions of several assets or operating businesses at the same time and may be with different sellers, we will need to convince such sellers to agree that the purchase of their assets or closely related businesses is contingent upon the simultaneous closings of the other acquisitions.

Limited ability to evaluate the target business' management

      Although we expect most of our management and other key personnel, particularly our chairman of the board, chief executive officer and president, to remain associated with us following a business combination, they may be involved in different capacities than at present, and we may employ other personnel following the business combination. Although we intend to closely scrutinize such individuals, we cannot assure you that our assessment will prove to be correct. In addition, we cannot assure you that new members that join our management following a business combination will have the necessary skills, qualifications or abilities to help manage a public company.

Opportunity for stockholder approval of business combination

      Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and certain required financial information regarding the business.

      In connection with the vote required for any business combination, all persons who were stockholders prior to our initial public offering, including all of our officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders. This voting arrangement does not apply to shares purchased following our initial public offering in the open market by such persons, and with respect to shares so acquired by such persons, such stockholders may vote against a proposed business combination and exercise their conversion rights in the event that the business combination transaction is approved. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in our initial public offering exercise their conversion rights. Voting against the business combination alone will not result in conversion of a stockholder's shares into a pro rata share of the trust fund. Such stockholder must have also exercised its conversion rights described below.

Conversion rights

      At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder's shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our initial public offering. Without taking into any account interest earned on the trust fund, the initial per-share conversion price would be $7.23 or $0.77 less than the per- unit offering price of $8.00. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust fund still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders, owning 20% or more of the shares sold in our initial public offering, exercise their conversion rights.

      Because the initial per share conversion price is $7.23 per share (plus any interest), which is lower than the $8.00 per unit price paid in our initial public offering and, which may be lower than the market price of the common stock on the date of the conversion, there may be a disincentive on the part of public stockholders to exercise their conversion rights. The term public stockholders means the holders of common stock sold as part of the units in our initial public offering or in the open market, including any persons who were stockholders prior to our initial public offering to the extent that they purchase or acquire such shares.

Liquidation if no business combination

      If we do not complete a business combination within 18 months after the consummation of our initial public offering (by February 3, 2007), or within 24 months if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. Our stockholders have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to our initial public offering. There will be no distribution from the trust fund with respect to our warrants, which will expire worthless.

      If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, and without taking into account interest, if any, earned on the trust fund, the initial per-share liquidation price would be $7.23 or $0.77 less than the per-unit initial public offering price of $8.00. The proceeds deposited in the trust fund could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. We cannot assure you that the actual per-share liquidation price will not be less than $7.23, plus interest, due to claims of creditors. Our chairman and all of our executive officers have agreed pursuant to agreements with us and Maxim Group LLC, the representative of the underwriters in our initial public offering, that, if we distribute the proceeds held in trust to our public stockholders, they will be personally liable under certain circumstances (for example, if a vendor does not waive any rights or claims to the trust fund) to pay debts and obligations to vendors or other entities that are owed money by us for services rendered or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account, to the extent necessary to ensure that such claims do not reduce the amount in the trust account. We cannot assure you, however, that they would be able to satisfy those obligations.

      If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of our initial public offering (by February 3, 2007), but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by the expiration of the 24-month period from the consummation of our initial public offering, we will then liquidate. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our public stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable 18-month or 24-month period.

      Our public stockholders shall be entitled to receive funds from the trust fund only in the event of our liquidation or if the stockholders seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust fund. Voting against the business combination alone will not result in conversion of a stockholder's shares into a pro rata share of the trust fund. Such stockholder must have also exercised its conversion rights described above.

Competition for target businesses

      In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

      o our obligation to seek stockholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

      o     our  obligation  to convert into cash shares of common stock held by
            our  public   stockholders  in  certain  instances  may  reduce  the
            resources available to us for a business combination;

      o our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

      o the requirement to acquire assets or an operating business that has a fair market value equal to at least 80% of our net assets at the time of the acquisition could require us to acquire several assets or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination.

      Based upon publicly available information as of the date of this filing, approximately 44 similarly structured blank check companies have completed initial public offerings since August 2003 and numerous others have filed registration statements. Of these companies, only five companies have consummated a business combination, while eight other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination. Accordingly, there are approximately 31 blank check companies with approximately $2.1 billion in trust that are seeking to carry out a business plan similar to our business plan. While some of those companies have specific industries that they must complete a business combination in, a number of them may consummate a business combination in any industry they choose. We may therefore be subject to competition from these and other companies seeking to consummate a business plan similar to ours which will, as a result, increase demand for privately-held companies to combine with companies structured similarly to ours. Further, the fact that only five such companies has completed a business combination and eight such companies have entered into a definitive agreement for a business combination may be an indication that there are only a limited number of attractive target businesses available to such entities or that many privately-held target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us.

      Any of these factors may place us at a competitive disadvantage in negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business with significant growth potential on favorable terms.

      If we effect a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Financial Information

      We will not acquire a target business if we cannot obtain audited financial statements based on United States generally accepted accounting principles for such target business. We will provide these financial statements in the proxy solicitation materials sent to stockholders for the purpose of seeking stockholder approval of our initial business combination. Our management believes that the need for target businesses to have, or be able to obtain, audited financial statements may limit the pool of potential target businesses available for acquisition.

Available Information

      We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Item 1A. Risk Factors

      An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained in this prospectus before making a decision to invest in our securities.

                  RISKS ASSOCIATED WITH OUR POTENTIAL BUSINESS

WE ARE A NEWLY FORMED COMPANY WITH NO OPERATING HISTORY AND, ACCORDINGLY, YOU WILL NOT HAVE ANY BASIS ON WHICH TO EVALUATE OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVE.

            We are a recently formed company with no operating results to date. Since we do not have any operations or an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more domestic or international assets or an operating business in the healthcare industry. Other than researching prospective business combinations and conducting initial due diligence, neither we nor any of our agents or affiliates has yet taken any measure, directly or indirectly, to enter into a business combination. We will not generate any revenues or income (other than interest income on the proceeds of our initial public offering) until, at the earliest, after the consummation of a business combination.

IF WE ARE FORCED TO LIQUIDATE BEFORE A BUSINESS COMBINATION, OUR PUBLIC STOCKHOLDERS WILL RECEIVE LESS THAN $8.00 PER INITIAL PUBLIC OFFERING PRICE UPON DISTRIBUTION OF THE TRUST FUND AND OUR WARRANTS WILL EXPIRE WORTHLESS.

            If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation will be less than $8.00 because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination after our initial public offering. Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless if we liquidate before the completion of a business combination.

BECAUSE THERE ARE NUMEROUS COMPANIES WITH A BUSINESS PLAN SIMILAR TO OURS SEEKING TO EFFECTUATE A BUSINESS COMBINATION, IT MAY BE MORE DIFFICULT FOR US TO COMPLETE A BUSINESS COMBINATION.

      Based upon publicly available information as of the date of this filing, approximately 44 similarly structured blank check companies have completed initial public offerings since August 2003 and numerous others have filed registration statements. Of these companies, only five companies have consummated a business combination, while eight other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination. Accordingly, there are approximately 31 blank check companies with approximately $2.1 billion in trust that are seeking to carry out a business plan similar to our business plan. While some of those companies have specific industries that they must complete a business combination in, a number of them may consummate a business combination in any industry they choose. We may therefore be subject to competition from these and other companies seeking to consummate a business plan similar to ours which will, as a result, increase demand for privately-held companies to combine with companies structured similarly to ours. Further, the fact that only five such companies has completed a business combination and eight such companies have entered into a definitive agreement for a business combination may be an indication that there are only a limited number of attractive target businesses available to such entities or that many privately-held target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.

IF THIRD PARTIES BRING CLAIMS AGAINST US, THE PROCEEDS HELD IN TRUST COULD BE REDUCED AND THE PER-SHARE LIQUIDATION PRICE RECEIVED BY STOCKHOLDERS WILL BE LESS THAN $7.23 PER SHARE.

      Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the initial public offering per-share liquidation price could be less than $7.23 per share held in the trust account, plus interest, due to claims of such creditors. If we are unable to complete a business combination and are forced to liquidate, our chairman and executive officers will be personally liable under certain circumstances (for example, if a vendor does not waive any rights or claims to the trust account) to ensure that the proceeds in the trust fund are not reduced by the claims of various vendors or other entities that are owed money by us for services rendered or products sold to us, to the extent necessary to ensure that such claims do not reduce the amount in the trust fund. However, we cannot assure you that our executive officers will be able to satisfy those obligations.

WE MAY ISSUE SHARES OF OUR CAPITAL STOCK OR DEBT SECURITIES TO COMPLETE A BUSINESS COMBINATION, WHICH WOULD REDUCE THE EQUITY INTEREST OF OUR STOCKHOLDERS AND LIKELY CAUSE A CHANGE IN CONTROL OF OUR OWNERSHIP.

      Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. As of the date hereof, there are 78,500,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the underwriters warrants) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitments as of the date hereof to issue our securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

      o may significantly reduce the equity interest of current investors in our securities;

      o will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

      o     may adversely affect prevailing market prices for our common stock.

      Additionally, the healthcare industry is capital intensive, traditionally using substantial amounts of indebtedness to finance acquisitions, capital expenditures and working capital needs. If we finance the purchase of assets or operations through the issuance of debt securities, it could result in:

      o default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

      o acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

      o our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

      o our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

OUR ABILITY TO EFFECT A BUSINESS COMBINATION AND TO EXECUTE ANY POTENTIAL BUSINESS PLAN AFTERWARDS WILL BE TOTALLY DEPENDENT UPON THE EFFORTS OF OUR KEY PERSONNEL, SOME OF WHOM MAY JOIN US FOLLOWING A BUSINESS COMBINATION AND WHOM WE WOULD HAVE ONLY A LIMITED ABILITY TO EVALUATE.

      Our  ability to effect a business  combination  will be totally  dependent upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. Although we expect most of our management and other key personnel, particularly our chairman of the board, vice chairman and president to each remain associated with us following a business combination, we may employ other personnel following the business combination. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate the same as part of any such combination. If we acquired a target business in an all-cash transaction, it would be more likely that current members of management would remain with us if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company were to control the combined company following a business combination, it may be less likely that management would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment agreement or other arrangement. In making the determination as to whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business' management and negotiate as part of the business combination that certain members of current management remain if it is believed that it is in the best interests of the combined company post-business combination. If management negotiates to be retained post-business combination as a condition to any potential business combination, such negotiations may result in a conflict of interest.

OUR OFFICERS AND DIRECTORS MAY ALLOCATE THEIR TIME TO OTHER BUSINESSES THEREBY CAUSING CONFLICTS OF INTEREST IN THEIR DETERMINATION AS TO HOW MUCH TIME TO DEVOTE TO OUR AFFAIRS. THIS COULD HAVE A NEGATIVE IMPACT ON OUR ABILITY TO CONSUMMATE A BUSINESS COMBINATION.

      Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. Each of our officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs.

      If our officers' other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

OUR OFFICERS AND DIRECTORS ARE CURRENTLY AFFILIATED WITH ENTITIES ENGAGED IN BUSINESS ACTIVITIES SIMILAR TO THOSE INTENDED TO BE CONDUCTED BY US AND
ACCORDINGLY, MAY HAVE CONFLICTS OF INTEREST IN DETERMINING WHICH ENTITY A PARTICULAR BUSINESS OPPORTUNITY SHOULD BE PRESENTED TO.

      Our officers and directors may in the future become affiliated with other entities, including other "blank check" companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Further, certain of our officers and directors are currently involved in other businesses that are similar to the business activities that we intend to conduct following a business combination. Due to these existing affiliations, they have prior fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, they have conflicts of interest in determining to which entity a particular business opportunity should be presented.

ALL OF OUR DIRECTORS OWN SHARES OF OUR SECURITIES WHICH WILL NOT PARTICIPATE IN LIQUIDATION DISTRIBUTIONS AND THEREFORE THEY MAY HAVE A CONFLICT OF INTEREST IN DETERMINING WHETHER A PARTICULAR TARGET BUSINESS IS APPROPRIATE FOR A BUSINESS COMBINATION.

      All of our directors own shares of common stock in our company which were issued prior to our initial public offering, but have waived their right to receive distributions with respect to those shares upon our liquidation if we are unable to complete a business combination. Additionally, our chairman, chief executive officer and president have purchased an aggregate of 354,900 warrants on the open market. These warrants will not be sold until the consummation of a business combination. The shares and warrants owned by these directors will be worthless if we do not consummate a business combination. The personal and financial interests of these directors may influence their motivation in identifying and selecting a target business and completing a business combination in a timely manner. Consequently, these directors' discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders' best interest.

PERSONS WHO WERE STOCKHOLDERS PRIOR TO OUR INITIAL PUBLIC OFFERING WILL NOT RECEIVE REIMBURSEMENT FOR ANY OUT-OF-POCKET EXPENSES INCURRED BY THEM TO THE EXTENT THAT SUCH EXPENSES EXCEED THE AMOUNT IN THE TRUST FUND UNLESS THE BUSINESS COMBINATION IS CONSUMMATED AND THEREFORE THEY MAY HAVE A CONFLICT OF INTEREST.

      Persons who were stockholders prior to our initial public offering will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount in the trust fund unless the business combination is consummated and there are sufficient funds available for reimbursement after such consummation. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders' best interest.

IT IS PROBABLE THAT WE WILL ONLY BE ABLE TO COMPLETE ONE BUSINESS COMBINATION, WHICH WILL CAUSE US TO BE SOLELY DEPENDENT ON A SINGLE BUSINESS.

      The gross proceeds from our initial public offering, including the exercise of a portion of the overallotment option were approximately $75,200,000, of which $67,928,000 was placed in trust for use in consummating a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, it is probable that we will have the ability to complete only a single business combination, although this may entail the simultaneous acquisitions of several assets or closely related operating businesses at the same time. Accordingly, the prospects for our ability to effect our business strategy may be:

      o     solely dependent upon the performance of a single business; or

      o dependent upon the development or market acceptance of a single or limited number of products, processes or services.

      In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Furthermore, since our business combination may entail the simultaneous acquisitions of several assets or operating businesses at the same time and may be with different sellers, we will need to convince such sellers to agree that the purchase of their assets or businesses is contingent upon the simultaneous closings of the other acquisitions.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL FINANCING, IF REQUIRED, TO COMPLETE A BUSINESS COMBINATION OR TO FUND THE OPERATIONS AND GROWTH OF THE TARGET BUSINESS, WHICH COULD COMPEL US TO RESTRUCTURE THE TRANSACTION OR ABANDON A PARTICULAR BUSINESS COMBINATION.

      Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

PERSONS WHO WERE STOCKHOLDERS PRIOR TO OUR INITIAL PUBLIC OFFERING, INCLUDING OUR OFFICERS AND DIRECTORS, CONTROL A SUBSTANTIAL INTEREST IN US AND THUS MAY INFLUENCE CERTAIN ACTIONS REQUIRING STOCKHOLDER VOTE.

      Upon consummation of our offering, persons who were stockholders prior to our initial public offering (including all of our officers and directors) collectively owned 19.3% of our issued and outstanding shares of common stock, not including an aggregate of 354,900 warrants purchased on the open market by our chairman, chief executive officer and president, which are not currently exercisable. These warrants cannot be sold until after consummation of a business combination.

      Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our "staggered" board of directors, initially only a minority of the board of directors will be considered for election and persons who were stockholders prior to our initial public offering, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, such stockholders will continue to exert control at least until the consummation of a business combination. In addition, such stockholders and their affiliates and relatives are not prohibited from purchasing our securities in the open market. If they do, we cannot assure you that persons who were stockholders prior to our initial public offering will not have considerable influence upon the vote in connection with a business combination.

OUR OUTSTANDING WARRANTS MAY HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF COMMON STOCK AND MAKE IT MORE DIFFICULT TO EFFECT A BUSINESS COMBINATION.

      In connection with our initial public offering, as part of the units (including overallotments issued to the underwriters), we issued warrants to purchase 9,400,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

IF PERSONS WHO WERE STOCKHOLDERS PRIOR TO OUR INITIAL PUBLIC OFFERING EXERCISE THEIR REGISTRATION RIGHTS, IT MAY HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OUR COMMON STOCK AND THE EXISTENCE OF THESE RIGHTS MAY MAKE IT MORE DIFFICULT TO EFFECT A BUSINESS COMBINATION.

      Persons who were stockholders prior to our initial public offering are entitled to require us to register the resale of their shares of common stock at any time after the date on which their shares are released from escrow, which, except in limited circumstances, will not be before July 28, 2009. If such stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 2,250,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

THE AMERICAN STOCK EXCHANGE MAY DELIST OUR SECURITIES FROM TRADING ON ITS EXCHANGE WHICH COULD LIMIT INVESTORS' ABILITY TO MAKE TRANSACTIONS IN OUR SECURITIES AND SUBJECT US TO ADDITIONAL TRADING RESTRICTIONS.

      Our securities are listed on the American Stock Exchange, a national securities exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future prior to a business combination. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

      If the American Stock Exchange delists our securities from trading on its exchange and we are not able to list our securities on another exchange or to have them quoted on Nasdaq, our securities could be quoted on the OTC Bulletin Board, or "pink sheets". As a result, we could face significant material adverse consequences including:

      o     a limited availability of market quotations for our securities;

      o a determination that our common stock is a "penny stock" which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our securities;

      o     a limited amount of news and analyst coverage for our company; and

      o a decreased ability to issue additional securities or obtain additional financing in the future.

      The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as "covered securities". Since we will be listed on the American Stock Exchange, our securities will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies generally, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states.

IF  OUR  COMMON  STOCK   BECOMES   SUBJECT  TO  THE  SEC'S  PENNY  STOCK  RULES,
BROKER-DEALERS MAY EXPERIENCE DIFFICULTY IN COMPLETING CUSTOMER TRANSACTIONS AND TRADING ACTIVITY IN OUR SECURITIES MAY BE ADVERSELY AFFECTED.

      If at any time our securities are no longer listed on the American Stock Exchange or another exchange or quoted on Nasdaq and we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the "penny stock" rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

      o     make a special written suitability determination for the purchaser;

      o receive the purchaser's written agreement to a transaction prior to sale;

      o provide the purchaser with risk disclosure documents which identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser's legal remedies; and

      o obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed.

      If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

IF WE ARE DEEMED TO BE AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940, OUR ACTIVITIES MAY BE RESTRICTED WHICH, AMONG OTHER PROBLEMS, MAY MAKE IT DIFFICULT FOR US TO COMPLETE A BUSINESS COMBINATION. SUCH RESTRICTIONS INCLUDE:

      o     restrictions on the nature of our investments; and

      o     restrictions on the issuance of securities.

In addition, we may have imposed upon us burdensome requirements, including:

      o     registration as an investment company;

      o     adoption of a specific form of corporate structure; and

      o reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

      We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in "government securities" with specific maturity dates, or in money market funds meeting specific requirements under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

OUR DIRECTORS MAY NOT BE CONSIDERED "INDEPENDENT" UNDER THE POLICIES OF THE NORTH AMERICAN SECURITIES ADMINISTRATORS ASSOCIATION, INC.

      All of our officers or directors own shares of our common stock, and no salary or other compensation will be paid to our officers or directors for services rendered by them on our behalf prior to or in connection with a business combination. We believe that two members of our board of directors are "independent" as that term is commonly used. However, under the policies of the North American Securities Administrators Association, Inc., because our directors may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, state securities administrators could take the position that such individuals are not "independent." If this were the case, they would take the position that we would not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not two of them are deemed to be "independent," we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by the public stockholders.

SINCE WE HAVE NOT CURRENTLY SELECTED A PROSPECTIVE TARGET BUSINESS WITH WHICH TO COMPLETE A BUSINESS COMBINATION, INVESTORS IN OUR SECURITIES ARE UNABLE TO CURRENTLY ASCERTAIN THE MERITS OR RISKS OF THE TARGET BUSINESS' OPERATIONS.

      Since we have not yet identified a prospective target, investors have no current basis to evaluate the possible merits or risks of the target business' operations. To the extent we complete a business combination with a financially unstable company, an entity in its development stage and/or an entity subject to unknown or unmanageable liabilities, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a target business.

WE MAY ACQUIRE A DOMESTIC BUSINESS WITH OPERATIONS OUTSIDE OF THE UNITED STATES, AND MAY FACE CERTAIN ECONOMIC AND REGULATORY CHALLENGES THAT WE MAY BE UNABLE TO MEET.

      While we expect to acquire a business or assets in the United States, we may acquire a business or assets with operations outside the United States. There are certain risks inherent in doing business in international markets, particularly in the healthcare industry, which is heavily regulated and controlled in many jurisdictions outside the United States. These risks include: less developed healthcare infrastructures and generally higher costs;

      o difficulty in obtaining the necessary healthcare regulatory approvals for any potential expansion, and the possibility that any approvals that may be obtained would impose restrictions on the operation of the our business;

      o the inability to manage and coordinate the healthcare regulatory requirements of multiple jurisdictions that are constantly evolving and subject to unexpected change;

      o     difficulties in staffing and managing foreign operations;

      o     fluctuations in exchange rates;

      o     reduced or no protection for intellectual property rights; and

      o     potentially adverse tax consequences.

      Our inability to manage these risks effectively could adversely affect our proposed business and limit our ability to expand our operations, which would have a material adverse effect on the our business, financial condition and results of operations.

                  RISKS ASSOCIATED WITH THE HEALTHCARE INDUSTRY

      Even if we acquire domestic or international assets or operations, of which no assurances can be given, our proposed business will be subject to numerous risks, including the following:

CHANGES IN THE HEALTHCARE INDUSTRY ARE SUBJECT TO VARIOUS INFLUENCES, EACH OF WHICH MAY AFFECT OUR PROSPECTIVE BUSINESS.

      The healthcare  industry is subject to changing political,  economic,  and regulatory  influences.  These  factors  affect  the  purchasing  practices  and operations of healthcare organizations. Any changes in current healthcare financing and reimbursement systems could cause us to make unplanned enhancements of our prospective products or services, or result in delays or cancellations of orders, or in the revocation of endorsement of our prospective products or services by clients. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. Such programs may increase governmental regulation or involvement in healthcare, lower reimbursement rates, or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our prospective products or services.

      Many  healthcare   industry   participants  are  consolidating  to  create
integrated healthcare systems with greater market power. As the healthcare industry consolidates, competition to provide products and services to industry participants will become even more intense, as will the importance of establishing a relationship with each industry participant. These industry participants may try to use their market power to negotiate price reductions for our prospective products and services. If we were forced to reduce our prices, our operating results could suffer if we could not achieve corresponding reductions in our expenses.

ANY BUSINESS WE ACQUIRE WILL BE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION. ANY CHANGES TO THE LAWS AND REGULATIONS GOVERNING OUR PROSPECTIVE BUSINESS, OR THE INTERPRETATION AND ENFORCEMENT OF THOSE LAWS OR REGULATIONS, COULD CAUSE US TO MODIFY OUR OPERATIONS AND COULD NEGATIVELY IMPACT OUR OPERATING RESULTS.

      We believe that our prospective business will be extensively regulated by the federal government and any states in which we decide to operate. The laws and regulations governing our operations, if any, are generally intended to benefit and protect persons other than our stockholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations along with the terms of any government contracts we may enter into would regulate how we do business, what products and services we could offer, and how we would interact with the public. These laws and regulations, and their interpretations, are subject to frequent change. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or regulations could reduce our revenue, if any, by:

      o     imposing additional capital requirements;

      o     increasing our liability;

      o     increasing our administrative and other costs;

      o     increasing or decreasing mandated benefits;

      o     forcing us to restructure our relationships with providers; or

      o requiring us to implement additional or different programs and systems.

      For  example,  Congress  enacted  the  Health  Insurance  Portability  and
Accountability Act of 1996 which mandates that health plans enhance privacy protections for member protected health information. This requires health plans to add, at significant cost, new administrative, information and security systems to prevent inappropriate release of protected member health information. Compliance with this law is uncertain and has affected the revenue streams of entities subject to it. Similarly, individual states periodically consider adding operational requirements applicable to health plans, often without identifying funding for these requirements. California recently required all health plans to make available to members independent medical review of their claims. Any analogous requirements applied to our prospective products or services would be costly to implement and could affect our prospective revenues.

      We believe that our business, if any, will be subject to various routine and non-routine governmental reviews, audits and investigation. Violation of the laws governing our prospective operations, or changes in interpretations of those laws, could result in the imposition of civil or criminal penalties, the cancellation of any contracts to provide products or services, the suspension or revocation of any licenses, and exclusion from participation in government sponsored health programs, such as Medicaid and the State Children's Health Insurance Program. If we become subject to material fines or if other sanctions or other corrective actions were imposed upon us, we might suffer a substantial reduction in revenue, and might also lose one or more of our government contracts and as a result lose significant numbers of members and amounts of revenue.

      The current administration's issuance of new regulations, its review of the existing Health Insurance Portability and Accountability Act of 1996 rules and other newly published regulations, the states' ability to promulgate stricter rules, and uncertainty regarding many aspects of the regulations may make compliance with any new regulatory landscape difficult. In order to comply with any new regulatory requirements, any prospective business we acquire may be required to employ additional or different programs and systems, the costs of which are unknown to us at this time. Further, compliance with any such new regulations may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we would be able to recover our costs of complying with any new regulations. Any new regulations and the related compliance costs could have a material adverse effect on our business.

IF WE ARE UNABLE TO ATTRACT QUALIFIED HEALTHCARE PROFESSIONALS AT REASONABLE COSTS, IT COULD LIMIT OUR ABILITY TO GROW, INCREASE OUR OPERATING COSTS AND NEGATIVELY IMPACT OUR BUSINESS.

      We may rely significantly on our ability to attract and retain qualified healthcare professionals who possess the skills, experience and licenses necessary to meet the certification requirements and the requirements of the hospitals, nursing homes and other healthcare facilities with which we may work, as well as the requirements of applicable state and federal governing bodies. We will compete for qualified healthcare professionals with hospitals, nursing homes and other healthcare organizations. Currently, for example, there is a shortage of qualified nurses in most areas of the United States. Therefore, competition for nursing personnel is increasing, and nurses' salaries and benefits have risen. This may also occur with respect to other healthcare professionals on whom our business may become dependent.

      Our ability to attract and retain such qualified healthcare professionals will depend on several factors, including our ability to provide attractive assignments and competitive benefits and wages. We cannot assure you that we will be successful in any of these areas. Because we may operate in a fixed reimbursement environment, increases in the wages and benefits that we must provide to attract and retain qualified healthcare professionals or increases in our reliance on contract or temporary healthcare professionals could negatively affect our revenue. We may be unable to continue to increase the number of qualified healthcare professionals that we recruit, decreasing the potential for growth of our business. Moreover, if we are unable to attract and retain qualified healthcare professionals, we may have to limit the number of clients for whom we can provide any of our prospective products or services.

WE MAY FACE SUBSTANTIAL RISKS OF LITIGATION AS A RESULT OF OPERATING IN THE HEALTHCARE INDUSTRY. IF WE BECOME SUBJECT TO MALPRACTICE AND RELATED LEGAL CLAIMS, WE COULD BE REQUIRED TO PAY SIGNIFICANT DAMAGES, WHICH MAY NOT BE COVERED BY INSURANCE.

      Litigation is a risk that each business contends with, and businesses operating in the healthcare industry do so more than most. In recent years, medical product companies have issued recalls of medical products, and physicians, hospitals and other health care providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large monetary claims and significant defense costs. We intend to maintain liability insurance in amounts that we believe will be appropriate for our prospective operations. We also intend to maintain business interruption insurance and property damage insurance, as well as an additional umbrella liability insurance policy. However, this insurance coverage may not cover all claims against us. Insurance coverage may not continue to be available at a cost allowing us to maintain adequate levels of insurance. If one or more successful claims against us were not covered by or exceeded the coverage of our insurance, our financial condition could be adversely affected.

WE MAY BE DEPENDENT ON PAYMENTS FROM MEDICARE AND MEDICAID. CHANGES IN THE RATES OR METHODS GOVERNING THESE PAYMENTS FOR OUR PROSPECTIVE PRODUCTS OR SERVICES, OR DELAYS IN SUCH PAYMENTS, COULD ADVERSELY AFFECT OUR PROSPECTIVE REVENUE.

      A large portion of our revenue may consist of payments from Medicare and Medicaid programs. Because these are generally fixed payments, we would be at risk for the cost of any products or services provided to our clients. We cannot assure you that Medicare and Medicaid will continue to pay in the same manner or in the same amount that they currently do. Any reductions in amounts paid by government programs for our prospective products or services or changes in methods or regulations governing payments would adversely affect our potential revenue. Additionally, delays in any such payments, whether as a result of disputes or for any other reason, would also adversely affect our potential revenue.

IF OUR COSTS WERE TO INCREASE MORE RAPIDLY THAN FIXED PAYMENT ADJUSTMENTS WE RECEIVE FROM MEDICARE, MEDICAID OR OTHER THIRD-PARTY PAYORS FOR ANY OF OUR POTENTIAL PRODUCTS OR SERVICES, OUR REVENUE COULD BE NEGATIVELY IMPACTED.

      We may receive fixed payments for our prospective products or services based on the level of service or care that we provide. Accordingly, our revenue may be largely dependent on our ability to manage costs of providing any products or services and to maintain a client base. We may become susceptible to situations where our clients may require more extensive and therefore more expensive products or services than we may be able to profitably deliver. Although Medicare, Medicaid and certain third-party payors currently provide for an annual adjustment of various payment rates based on the increase or decrease of the medical care expenditure category of the Consumer Price Index, these increases have historically been less than actual inflation. If these annual adjustments were eliminated or reduced, or if our costs of providing our products or services increased more than the annual adjustment, any revenue stream we may generate would be negatively impacted.

WE MAY DEPEND ON PAYMENTS FROM THIRD-PARTY PAYORS, INCLUDING MANAGED CARE ORGANIZATIONS. IF THESE PAYMENTS ARE REDUCED, ELIMINATED OR DELAYED, OUR PROSPECTIVE REVENUES COULD BE ADVERSELY AFFECTED.

      We may be dependent upon private sources of payment for any of our potential products or services. Any amounts that we may receive in payment for such products and services may be adversely affected by market and cost factors as well as other factors over which we have no control, including regulations and cost containment and utilization decisions and reduced reimbursement schedules of third-party payors. Any reductions in such payments, to the extent that we could not recoup them elsewhere, would have a material adverse effect on our prospective business and results of operations. Additionally, delays in any such payments, whether as a result of disputes or for any other reason, would have a material adverse effect on our prospective business and results of operations.

MEDICAL REVIEWS AND AUDITS BY GOVERNMENTAL AND PRIVATE PAYORS COULD RESULT IN MATERIAL PAYMENT RECOUPMENTS AND PAYMENT DENIALS, WHICH COULD NEGATIVELY IMPACT OUR BUSINESS.

      Medicare fiscal intermediaries and other payors may periodically conduct pre-payment or post-payment medical reviews or other audits of our prospective products or services. In order to conduct these reviews, the payor would request documentation from us and then review that documentation to determine compliance with applicable rules and regulations, including the documentation of any products or services that we might provide. We cannot predict whether medical reviews or similar audits by federal or state agencies or commercial payors of such products or services will result in material recoupments or denials, which could have a material adverse effect on our financial condition and results of operations.

IF THE FDA OR OTHER STATE OR FOREIGN AGENCIES IMPOSE REGULATIONS THAT AFFECT OUR POTENTIAL PRODUCTS, OUR COSTS WILL INCREASE.

      The development, testing, production and marketing of any of our potential products that we may manufacture, market or sell following a business combination may be subject to regulation by the FDA as "devices" under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. Before a new medical device, or a new use of, or claim for, an existing product can be marketed in the United States, it must first receive either 510(k) clearance or pre-market approval from the FDA, unless an exemption applies. Either process can be expensive and lengthy. The FDA's 510(k) clearance process usually takes from three to twelve months, but it can take longer and is unpredictable. The process of obtaining pre-market approval is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA.

      In the United States, medical devices must be:

      o manufactured in registered and quality approved establishments by the FDA; and

      o produced in accordance with the FDA Quality System Regulation ("QSR") for medical devices.

      As a result, we may be required to comply with QSR requirements and if we fail to comply with these requirements, we may need to find another company to manufacture any such devices which could delay the shipment of our potential product to our customers.

      The FDA requires producers of medical devices to obtain FDA licensing prior to commercialization in the United States. Testing, preparation of necessary applications and the processing of those applications by the FDA is expensive and time consuming. We do not know if the FDA would act favorably or quickly in making such reviews, and significant difficulties or costs may potentially be encountered by us in any efforts to obtain FDA licenses. The FDA may also place conditions on licenses that could restrict commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Delays imposed by the FDA licensing process may materially reduce the period during which we have the exclusive right to commercialize any potential patented products. We may make modifications to any potential devices and may make additional modifications in the future that we may believe do not or will not require additional clearances or approvals. If the FDA should disagree, and require new clearances or approvals for the potential modifications, we may be required to recall and to stop marketing the potential modified devices. We also may be subject to Medical Device Reporting regulations, which would require us to report to the FDA if our products were to cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury. We cannot assure you that such problems will not occur in the future.

      Additionally, our potential products may be subject to regulation by similar agencies in other states and foreign countries. Compliance with such laws or regulations, including any new laws or regulations in connection any potential products developed by us, might impose additional costs on us or marketing impediments on such products which could adversely affect our revenues and increase our expenses. The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

      o warning letters, fines, injunctions, consent decrees and civil penalties;

      o     repair, replacement, refunds, recall or seizure of our products;

      o operating restrictions or partial suspension or total shutdown of production;

      o refusal of requests for 510(k) clearance or premarket approval of new products, new intended uses, or modifications to existing products;

      o withdrawal of 510(k) clearance or premarket approvals previously granted; and

      o     criminal prosecution.

If any of these events were to occur, it could harm our business.

THE FDA CAN IMPOSE CIVIL AND CRIMINAL ENFORCEMENT ACTIONS AND OTHER PENALTIES ON US IF WE WERE TO FAIL TO COMPLY WITH STRINGENT FDA REGULATIONS.

      Medical device manufacturing facilities must maintain records, which are available for FDA inspectors documenting that the appropriate manufacturing procedures were followed. Should we acquire such a facility as a result of a business combination, the FDA would have authority to conduct inspections of such a facility. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Any failure by us to take satisfactory corrective action in response to an adverse inspection or to comply with applicable FDA regulations could result in enforcement action against us, including a public warning letter, a shutdown of manufacturing operations, a recall of our products, civil or criminal penalties or other sanctions. From time to time, the FDA may modify such requirements, imposing additional or different requirements which could require us to alter our business methods which could potentially result in increased expenses.

Government Regulation

      Although as of the date of this filing we have not entered into any agreement to acquire any operating business, we believe that any prospective business we may acquire will be extensively regulated by the federal government and any states in which we decide to operate. The laws and regulations governing our operations, if any, are generally intended to benefit and protect persons other than our stockholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations along with the terms of any government contracts we may enter into would regulate how we do business, what products and services we could offer, and how we would interact with the public. These laws and regulations, and their interpretations, are subject to frequent change. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or regulations could reduce our revenue, if any, by:

      o     imposing additional capital requirements;

      o     increasing our liability;

      o     increasing our administrative and other costs;

      o     increasing or decreasing mandated benefits;

      o     forcing us to restructure our relationships with providers; or

      o requiring us to implement additional or different programs and systems.

      For  example,  Congress  enacted  the  Health  Insurance  Portability  and
Accountability Act of 1996 which mandates that health plans enhance privacy protections for member protected health information. This requires health plans to add, at significant cost, new administrative, information and security systems to prevent inappropriate release of protected member health information. Compliance with this law is uncertain and has affected the revenue streams of entities subject to it. Similarly, individual states periodically consider adding operational requirements applicable to health plans, often without identifying funding for these requirements. California recently required all health plans to make available to members independent medical review of their claims. Any analogous requirements applied to our prospective products or services would be costly to implement and could affect our prospective revenues.

      We believe that our business, if any, will be subject to various routine and non-routine governmental reviews, audits and investigation. Violation of the laws governing our prospective operations, or changes in interpretations of those laws, could result in the imposition of civil or criminal penalties, the cancellation of any contracts to provide products or services, the suspension or revocation of any licenses, and exclusion from participation in government sponsored health programs, such as Medicaid and the State Children's Health Insurance Program. If we become subject to material fines or if other sanctions or other corrective actions were imposed upon us, we might suffer a substantial reduction in revenue, and might also lose one or more of our government contracts and as a result lose significant numbers of members and amounts of revenue.

      The current administration's issuance of new regulations, its review of the existing Health Insurance Portability and Accountability Act of 1996 rules and other newly published regulations, the states' ability to promulgate stricter rules, and uncertainty regarding many aspects of the regulations may make compliance with any new regulatory landscape difficult. In order to comply with any new regulatory requirements, any prospective business we acquire may be required to employ additional or different programs and systems, the costs of which are unknown to us at this time. Further, compliance with any such new regulations may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we would be able to recover our costs of complying with any new regulations.

      In addition,  the  development,  testing,  production and marketing of any products that we may manufacture, market or sell following a business combination may be subject to regulation by the FDA as "devices" under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act, as amended. Before a new medical device, or a new use of, or claim for, an existing product can be marketed in the United States, it must first receive either 510(k) clearance or pre-market approval from the FDA, unless an exemption applies. Either process can be expensive and lengthy. The FDA's 510(k) clearance process usually takes from three to twelve months, but it can take longer and is unpredictable. The process of obtaining pre-market approval is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA.

      In the United States, medical devices must be:

      o manufactured in registered and quality approved establishments by the FDA; and

      o produced in accordance with the FDA Quality System Regulation, or QSR, for medical devices.

      As a result, we may be required to comply with QSR requirements and if we fail to comply with these requirements, we may need to find another company to manufacture any such devices which could delay the shipment of our potential product to our customers.

      The FDA requires producers of medical devices to obtain FDA clearance or approval prior to commercialization in the United States. Testing, preparation of necessary applications and the processing of those applications by the FDA is expensive and time consuming. We do not know if the FDA would act favorably or quickly in making such reviews, and significant difficulties or costs may potentially be encountered by us in any efforts to obtain FDA clearance or approval. The FDA may also place conditions on clearances and approvals that could restrict commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Delays imposed by the FDA clearance or approval process may materially reduce the period during which we have the exclusive right to commercialize any potential patented products. We may make modifications to any potential devices and may make additional modifications in the future that we may believe do not or will not require additional clearances or approvals. If the FDA should disagree, and require new clearances or approvals for the potential modifications, we may be required to recall and to stop marketing the potential modified devices. We also may be subject to Medical Device Reporting regulations, which would require us to report to the FDA if our products were to cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury.

      The development, testing, production and marketing of any of our potential products that we may manufacture, market or sell following a business combination may be subject to regulation by the FDA as "drugs." All "new drugs" must be the subject of an FDA-approved new drug application (NDA) and all new biologics products must be the subject of a biologics license application (BLA) before they may be marketed in the United States. All generic equivalents to previously approved drugs or new dosage forms of existing drugs must be the subject of an FDA-approved abbreviated new drug application (ANDA) before they may be marketed in the United States. In all cases, the FDA has the authority to determine what testing procedures are appropriate for a particular product and, in some instances, has not published or otherwise identified guidelines as to the appropriate procedures. The FDA has the authority to withdraw existing NDA, BLA and ANDA approvals and to review the regulatory status of products marketed under its enforcement policies. The FDA may require an approved NDA, BLA, or ANDA for any drug or biologic product marketed to be recalled or withdrawn under its enforcement policy if new information reveals questions about the drug or biologic's safety or effectiveness. All drugs must be manufactured in conformity with current good manufacturing practice regulations (GMPs) and drugs and biologics subject to an approved NDA, BLA, or ANDA must be manufactured, processed, packaged, held and labeled in accordance with information contained in those approvals. The required product testing and approval process for new drugs and biologics ordinarily takes several years and requires the expenditure of substantial resources. Testing of any product under development may not result in a commercially-viable product. Even after such time and expenses, regulatory approval by the FDA may not be obtained for any products developed. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA review. Any regulatory approval may impose limitations in the indicated use for the product. Even if regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. Subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

      Even if required FDA approval has been obtained with respect to a new drug or biologic product, foreign regulatory approval of a product must also be obtained prior to marketing the product internationally. Foreign approval procedures vary from country to country and the time required for approval may delay or prevent marketing. The clinical testing requirements and the time required to obtain foreign regulatory approvals may differ from that required for FDA approval. Although there is now a centralized European Union approval mechanism for new pharmaceutical products in place, each European Union member state may nonetheless impose its own procedures and requirements, many of which are time consuming and expensive, and some European Union member states require price approval as part of the regulatory approval process. Thus, there can be substantial delays in obtaining required approval from both the FDA and foreign regulatory authorities.

Employees

      We have three officers, all of whom are also members of our board of directors. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate, although we expect such individuals to devote an average of approximately ten hours per week to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

Item 1B. Unresolved Staff Comments

      Not applicable.

Item 2. Properties.

      We maintain our executive offices at 2116 Financial Center, 666 Walnut Street, Des Moines, Iowa 50309. We have agreed to pay Equity Dynamics, Inc., an affiliated third party of which Mr. Pappajohn is the President and principal stockholder, and Mr. Kinley a Senior Vice President, approximately $7,500 per month for office space (located at our executive offices) and certain additional general and administrative services, such as an allocable share of receptionist, secretarial and general office services. These offices consist of approximately 2,570 square feet of office space. A prior arrangement with an affiliate of our Chief Executive Officer, Derace Schaffer, M.D., pursuant to which we paid $1,500 a month for office space and certain general and administrative services, as a portion of the $7,500, was terminated on December 31, 2005.

      We consider our office space adequate for our current operations.

Item 3. Legal Proceedings.

      To the knowledge of management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of securityholders during the fourth quarter of the fiscal period ended December 31, 2005.

                                     PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

      Since July 29, 2005, our units, and after their split on October 6, 2005, our shares of common stock and warrants, have all traded on the American Stock Exchange under the symbols "HAQ.U", "HAQ," and "HAQ.WS", respectively. On October 6, 2005, our units ceased trading separately. Prior to July 29, 2005, there was no established public trading market for our common stock.

      The closing high and low sales prices of our units, common stock, and warrants as reported by the American Stock Exchange, for the quarters indicated are as follows:

                      Common Stock          Warrants               Units
                      --------------------------------------------------

                      High      Low      High      Low        High       Low
2005:
Third Quarter          N/A       N/A       N/A       N/A    $  8.35   $  7.80
Fourth Quarter      $  7.20   $  6.75   $  1.75   $  0.95   $  8.15   $  8.02

      As of March 22, 2006, there were eight stockholders of record of our common stock and three holders of record of our warrants. Such numbers do not include beneficial owners holding shares or warrants through nominee names.

      We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

      Since inception in April 2005, we sold the following shares of common stock without registration under the Securities Act:

        Stockholders                                         Number of Shares

        John Pappajohn                                       600,000
        Derace L. Schaffer, M.D.                             600,000
        Matthew P. Kinley                                    300,000

      Such shares were issued on April 25, 2005 in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals. The shares issued to the individuals and entities above were sold for an aggregate offering price of $25,000 at an average purchase price of approximately $0.0167 per share. No underwriting discounts or commissions were paid with respect to such sales. In June 2005, Mr. Pappajohn, Dr. Schaffer and Mr. Kinley transferred, for an aggregate consideration per share which they paid us and pro rata to their ownership of our common stock, an aggregate of 30,000 shares of our common stock equally to Mr. Berger and Mr. Schellhammer, two of our directors. On July 8, 2005, our Board of Directors authorized a stock dividend of approximately .333333 shares of common stock for each outstanding share of common stock, effectively lowering the initial purchase price to approximately $.0125 per share. Further, on July 22, 2005, our Board of Directors authorized a stock dividend of approximately .125 shares of common stock for each outstanding share of common stock, effectively lowering the initial purchase price to approximately $.0111 per share.

Use of Proceeds from our Initial Public Offering

      The effective date of our registration statement, which was filed on Form S-1 under the Securities Act of 1933 (File No. 333-124712), and which relates to the initial public offering of our units, was July 28, 2005. Each unit consisted of one share of common stock, $.0001 par value per share, and one warrant to purchase one share of common stock. A total of 10,350,000 units were registered at a proposed maximum aggregate offering price of $82,800,000.

      The offering was consummated on August 3, 2005, and the sale of a portion of the overallotment option was consummated on August 16, 2005. The underwriters of the offering were Maxim Group LLC, Ramius Securities, LLC, Sunrise Securities Corp. and Broadband Capital Management, LLC. A total of 9,400,000 units were sold in the offering and the overallotment at $8.00 per unit for an aggregate offering price of $75,200,000. Each of our units commenced trading its component share of common stock and warrant separately on October 6, 2005. Our units do not continue to trade separately from the common stock and warrants.

Our net proceeds from our initial public offering are as set forth in the following table:

                                USE OF PROCEEDS

The net proceeds of this offering will be as set forth in the following table:

Gross proceeds                                                         $75,200,000
   Offering expenses
   Underwriting discount (1) (2)                                       $ 4,512,000
   Underwriting non-accountable expense
      allowance (3)                                                    $   720,000
   Legal fees and expenses (including blue
      sky services and expenses)                                       $   200,000
   Miscellaneous expenses                                              $    45,251
   Printing and engraving expenses                                     $    50,000
   Accounting fees and expenses                                        $    25,000
   SEC registration fee                                                $    17,981
   NASD registration fee                                               $    15,778
   AMEX Listing Fees                                                   $    75,000
   Initial trustee's fee                                               $     1,000
   D & O Insurance                                                     $    70,000

   Net Proceeds
   Held in trust (2)                                                   $67,928,000
   Not held in trust                                                   $ 1,540,000
        Total net proceeds                                             $69,468,000

Use of new proceeds not held in trust
   Legal, accounting and other expenses attendant to the due
       diligence investigations, structuring and negotiation
       of a business combination                                       $   200,000

   Payment for administrative services and support ($7,500 per month
      for 24 months)                                                   $   180,000
   Due diligence of prospective target business                        $   600,000
   Legal and accounting fees relating to SEC reporting obligations     $    50,000
   Working capital and services                                        $   510,000
        Total                                                          $ 1,540,000

      (1) Consists of an underwriting discount of 6% of the gross proceeds of our initial public offering (including any units sold to cover overallotments).

      (2) Upon consummation of a business combination, Maxim Group LLC will be paid an additional underwriting discount in the amount of 1% of the gross proceeds of our initial public offering (including any units sold to cover overallotments) out of the funds held in trust, for an aggregate of $752,000.

      (3) The 1% non-accountable expense allowance was not payable with respect to the units sold upon exercise of the underwriters' over-allotment option.

      $67,928,000 of the net proceeds of our initial public offering and the overallotment, or approximately $7.23 per share, were placed in a trust account at JP Morgan Chase NY Bank maintained by Continental Stock Transfer & Trust Company, New York, New York, as trustee. The proceeds will not be released from the trust fund until the earlier of the completion of a business combination or our liquidation. The proceeds held in the trust fund may be used as consideration to pay the sellers of a target business with which we ultimately complete a business combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business or to effect other acquisitions, as determined by our board of directors at that time.

      We have agreed to pay Equity Dynamics, Inc., an affiliated third party of which Mr. Pappajohn is the President and principal stockholder, and Mr. Kinley a Senior Vice President, approximately $7,500 per month for office space and certain additional general and administrative services. A prior arrangement with an affiliate of our Chief Executive Officer, Derace Schaffer, M.D., pursuant to which we paid $1,500 a month for office space and certain general and administrative services, as a portion of the $7,500, was terminated on December 31, 2005. As of December 31, 2005, approximately $37,500 was paid pursuant to these arrangements.

      In accordance with their agreement with the representative of the underwriters in our initial public offering, Mr. Pappajohn, Dr. Schaffer and Mr. Kinley purchased, pursuant to the guidelines set forth in SEC Rule 10b5-1 in connection with Rule 10b5-1 plans, an aggregate of 354,900 of our warrants, for aggregate consideration of $386,070, on the open market at prices up to $1.20 per warrant. The Rule 10b5-1 plans terminated on January 6, 2006, and no further purchases are planned.

      Prior to the closing of a business combination, we have agreed to obtain keyman life insurance in the amount of $3,000,000 in the aggregate on the lives of certain members of our management for a three year period. Based on current estimates, the premium for such life insurance policies, of which we will be the sole beneficiary, is expected to be approximately $5,000 per year. Effective January, 2006, keyman life insurance was obtained for Matt Kinley and Derace Schaffer in the amount of $1,500,000 each.

      We intend to use the excess working capital (approximately $510,000) being held in reserve in the event due diligence, legal, accounting and other expenses of structuring and negotiating business combinations exceed our estimates, as well as for reimbursement of any out-of-pocket expenses incurred by persons who were stockholders prior to our initial public offering in connection with activities on our behalf as described below. We expect that due diligence of prospective target businesses will be performed by some or all of our officers and directors and may include engaging market research firms and/or third party consultants. Our officers and directors do not receive any compensation for their due diligence of prospective target businesses, but are reimbursed for any out-of-pocket expenses (such as travel expenses) incurred in connection with such due diligence activities. As of December 31, 2005, we have reimbursed $67,642 to such persons. We believe that the excess working capital will be sufficient to cover the foregoing expenses and reimbursement costs.

      It is also possible that we could use a portion of such excess working capital to make a deposit, down payment or fund a "no-shop" provision with respect to a particular proposed business combination, although we do not have any current intention to do so. In the event that we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account to conduct due diligence and pay other expenses related to finding another suitable business combination without securing additional financing. Thus, if we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would be forced to liquidate.

      To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business.

      Mr. Pappajohn, Dr. Schaffer and Mr. Kinley loaned us a total of $250,000 which was used to pay a portion of the expenses of the initial public offering, such as SEC registration fees, NASD registration fees, AMEX listing fees and legal and accounting fees and expenses. These loans were repaid out of the net proceeds of our initial public offering not placed in trust.

      The net proceeds of the initial public offering not held in the trust fund and not immediately required for the purposes set forth above may only be invested by the trust agent in "government securities" with specific maturity dates, or in money market funds meeting specific requirements under the Investment Company Act of 1940, in each case in such a manner that we are not deemed to be an investment company under the Investment Company Act. We believe that, as a result of our initial public offering, we will have sufficient available funds to operate until at least August 2007, assuming that a business combination is not consummated during that time.

      Other than the $7,500 aggregate per month general and administrative service fees described above, no compensation of any kind (including finder's and consulting fees) will be paid to any persons who were stockholders prior to our initial public offering, or any of their affiliates, for services rendered to us prior to or in connection with the consummation of the business combination. However, such stockholders will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. After the consummation of a business combination, if any, to the extent our management remains as officers of the resulting business, we anticipate that they may enter into employment agreements, the terms of which shall be negotiated and which we expect to be comparable to employment agreements with other similarly-situated companies in the healthcare industry. Further, after the consummation of a business combination, if any, to the extent our directors remain as directors of the resulting business, we anticipate that they will receive compensation comparable to directors at other similarly-situated companies in the healthcare industry.

Item 6. Selected Financial Data.

      The following tables should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected financial data has been derived from our financial statements, which have been audited by LWBJ, LLP, independent registered public accounting firm, as indicated in their report included elsewhere herein.

                             SELECTED FINANCIAL DATA
         For the period April 25, 2005 (inception) to December 31, 2005

Income statement data

      Investment income                                            $    586,074

      Total expenses                                                   (260,779)
                                                                   ------------
      Income before provision for income taxes                          325,295
                                                                   ------------
      Provision for income taxes                                         48,000

      Net income                                                   $    277,295
                                                                   ============
      Basic earnings per share                                     $       0.04
                                                                   ============
      Diluted earnings per share                                   $       0.03
                                                                   ============
      Weighted average basic shares outstanding                       7,869,200
                                                                   ============
      Weighted average diluted shares outstanding                     8,323,201
                                                                   ============


Balance sheet data

      Cash                                                         $  1,398,181

      Investments held in trust                                      68,636,069

      Other current assets                                               52,500
                                                                   ------------
      Total assets                                                 $ 70,086,750
                                                                   ============


      Total liabilities                                                 410,535
      Common stock, subject to possible redemption                   13,578,807

      Total stockholders' equity                                     56,097,408
                                                                   ------------
      Total liabilities and stockholders' equity                   $ 70,086,750
                                                                   ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and footnotes thereto contained in this report.

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

      Our net proceeds from the sale of our units, including amounts from exercise of the underwriters' over-allotment option, after deducting certain offering expenses of approximately $1,220,000, including $720,000 evidencing the underwriters' non-accountable expense allowance of 1% of the gross proceeds (excluding the proceeds from the underwriters' over-allotment), and underwriting discounts of approximately $4,512,000, were approximately $69,468,000. Of this amount, $67,928,000 is being held in trust and the remaining funds are being held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through August 2007, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in, and if a suitable business target is not identified by us prior to the prescribed liquidation of the trust account we may not engage in, any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant.

Item 8. Financial Statements and Supplementary Data.

      Reference is made to pages F-1 through F-12 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A. Controls and Procedures.

      Our management carried out an evaluation, with the participation of Derace
L. Schaffer, M.D., our principal executive officer, and Matthew P. Kinley, our principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, Dr. Schaffer and Mr. Kinley concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

      There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

      Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Our current directors and executive officers are as follows:


         NAME                 AGE                           POSITION
John Pappajohn                77       Chairman of the Board and Secretary

Derace L. Schaffer, M.D.      57       Vice Chairman and Chief Executive Officer

Matthew P. Kinley             38       President, Treasurer and Director

Edward B. Berger              76       Director

Wayne A. Schellhammer         53       Director

      JOHN PAPPAJOHN has served as our chairman and secretary since April 2005. Since 1969, Mr. Pappajohn has been the President and principal stockholder of Equity Dynamics, Inc., a financial consulting firm, and the sole owner of Pappajohn Capital Resources, a venture capital firm. He also serves as a director of the following public companies: Allion Healthcare, Inc., American CareSource Holdings, Inc., MC Informatics, Inc., PACE Health Management Systems, Inc. and Patient InfoSystems, Inc. Mr. Pappajohn has been an active private equity investor in healthcare companies for more than 30 years and has served as a director of more than 40 public companies. Mr. Pappajohn has been a founder in several public healthcare companies such as Caremark Rx, Inc., Quantum Health Resources, and Radiologix, Inc. Mr. Pappajohn and Dr. Schaffer have worked together for more than fifteen years on a variety of healthcare companies, and they have co-founded Allion Healthcare, Inc., Patient Infosystems, Inc., and Radiologix, Inc., all of which are public companies. In addition, Mr. Pappajohn and Dr. Schaffer have worked together on many private healthcare companies, such as Logisticare, Inc. and Source Medical Inc. Mr. Pappajohn received his B.S.C. from the University of Iowa.

      DERACE L. SCHAFFER, M.D. has served as our vice chairman and chief executive officer since April 2005. Dr. Schaffer is the founder and CEO of The Lan Group, a venture capital firm specializing in healthcare and high technology investments. He also serves as a director of the following public companies:
Allion Healthcare, Inc., American CareSource Holdings, Inc., and Patient InfoSystems, Inc. He has served as chairman of several healthcare companies including, Radiologix, Inc when it was private. He has been an active co-investor with Mr. Pappajohn for more than fifteen years on a variety of healthcare companies, and they have co-founded Allion Healthcare, Patient Infosystems and Radiologix, all of which are public companies. In addition, Mr. Pappajohn and Dr. Schaffer have worked together on many private healthcare companies, such as Logisticare, Inc. and Source Medical Inc. Dr. Schaffer served as chief executive officer and chairman of the board of Ide Imaging Group, P.C. from 1980 to 2001. Dr. Schaffer has served as a director on many healthcare boards of directors including several health systems and more than ten healthcare services and technology companies. Dr. Schaffer received his postgraduate radiology training at Harvard Medical School and Massachusetts General Hospital, where he served as Chief Resident. Dr. Schaffer is currently also a Clinical Professor of Radiology at Weill Cornell Medical College.

      MATTHEW P. KINLEY has served as our president, treasurer and a director since April 2005. Since 1995, he has served as Senior Vice President of Equity Dynamics, Inc., a financial consulting firm, and Pappajohn Capital Resources, a venture capital firm, both owned by John Pappajohn. Mr. Kinley has been involved in the financing and development of more than 20 companies with Mr. Pappajohn in the past ten years. Mr. Kinley has worked with Dr. Schaffer for more than ten years on healthcare services and technology companies. From 1990 through 1995, Mr. Kinley was manager and held various positions at KPMG Peat Marwick, working on tax, audit and merger and acquisition issues. Mr. Kinley received his B.A. in Business, with highest honors, from the University of Northern Iowa in May 1990.

      EDWARD B. BERGER has served as a director since April 2005. He is Chairman and Chief Executive Officer of Equity Acquisitions Incorporated, a position he has held since January 2004, Chairman of the Board of Directors of Southwest Business Systems, Chairman and CEO of Berger Equities Inc., director and Chairman of the Audit Committee of CardSystems Solutions and a director of Compass Bank of Tucson, AZ., and American CareSource Holdings, Inc. both public companies. Mr. Berger has extensive healthcare experience: past President and CEO of Palo Verde Hospital; past President and member of the Board of Trustees of Kino Community Hospital; past member of the Long Range Planning Committee of Tucson Medical Center, all in Tucson, AZ. Mr. Berger is currently an Adjunct Professor in Political Science at Pima Community College and is the Chairman of the MBA Advisory Council, Eller Graduate School of Management at the University of Arizona. He has been admitted to practice law before the U.S. Supreme Court, U.S. Court of Appeals for the 9th Circuit and the U.S. District Court-Arizona. He is admitted to the New York Bar, the Arizona Bar and the District of Columbia Bar. Mr. Berger received his Juris Doctor degree from New York Law School. Mr. Berger is a member of both our Audit Committee and our Nominating Committee.

      WAYNE A. SCHELLHAMMER has served as a director since June 2005. Mr. Schellhammer is Chairman and Chief Executive Officer of American Care Source Holdings, Inc., a public company, a position he has held since October of 2004. He served as President and CEO of Iowa Health Physicians, an affiliate of the Iowa Health System, for five years, as President and CEO of InTrust for five years and as Vice President of Physician Services and Payer Contracting for the Iowa Health System, a hospital and physician integrated health system, for five years. Mr. Schellhammer has also held senior executive positions with KPMG Consulting (now BearingPoint) for two years, Wellcare of New York, a subsidiary of a public company, Wellcare HealthPlans, Inc., for five years, as well as a national cardiac consulting firm. He has spent a total of 30 years in the healthcare industry and is a graduate of the University of Minnesota. Mr.
Schellhammer  is a  member  of both  our  Audit  Committee  and  our  Nominating
Committee.

      Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a two-year term. The term of office of the first class of directors, consisting of Mr. Berger and Mr. Schellhammer, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Pappajohn, Dr. Schaffer and Mr. Kinley, will expire at the second annual meeting.

      These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. None of these individuals has been a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan and none of these individuals is currently affiliated with such an entity. However, we believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify and effect an acquisition although we cannot assure you that they will, in fact, be able to do so.

      Dr. Schaffer, Mr. Pappajohn and Mr. Kinley may be deemed to be our "parents" and are deemed our "promoters," as these terms are defined under the Federal securities laws.

Director Independence

      Our board of directors has determined that Mr. Berger and Mr. Schellhammer are "independent directors" as defined in the American Stock Exchange listing standards and Rule 10A-3 of the Exchange Act. We intend to locate and appoint at least two additional independent directors to serve on the board of directors and one additional independent director to serve on each of our audit committee and nominating committee prior to July 28, 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Except for the Form 3 of Mr. Kinley filed on August 5, 2005 and the Form 3 of Mr. Schellhammer filed on August 3, 2005, all of these reports were filed in a timely manner.

Board Committees

      Our board of directors established an audit committee and a nominating committee. Our board of directors adopted charters for these committees, as well as a code of conduct and ethics that governs the conduct of our directors, officers and employees.

Audit Committee

      Our audit committee currently consists of Mr. Berger and Mr. Schellhammer. The independent directors we appoint to our audit committee will each be an independent member of our board of directors, as defined by the rules of the American Stock Exchange and the SEC. Each member of our audit committee will be financially literate under the current listing standards of the American Stock Exchange, and our board of directors has determined that Mr. Berger qualifies as an "audit committee financial expert," as such term is defined by SEC rules. We intend to locate and appoint at least one additional independent director on our audit committee prior to July 28, 2006.

      The audit committee reviews the professional services and independence of our independent registered public accounting firm and our accounts, procedures and internal controls. The audit committee also recommends the firm selected to be our independent registered public accounting firm, reviews and approves the scope of the annual audit, review and evaluates with the independent public accounting firm our annual audit and annual consolidated financial statements, reviews with management the status of internal accounting controls, evaluates problem areas having a potential financial impact on us that may be brought to the committee's attention by management, the independent registered public accounting firm or the board of directors, and evaluates all of our public financial reporting documents.

Nominating Committee

      We have established a nominating committee of the board of directors, which consists of Mr. Berger and Mr. Schellhammer, each of whom is an independent director as defined by the rules of the American Stock Exchange and the SEC. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others. We intend to locate and appoint at least one additional independent director on our nominating committee prior to July 28, 2006.

      The guidelines for selecting nominees, which are specified in the nominating committee charter, generally provide that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business endeavors, be willing to devote significant time to the oversight duties of the board of directors of a public company, and be able to promote a diversity of views based on the person's education, experience and professional employment. The nominating committee evaluates each individual in the context of the board as a whole, with the objective of recommending a group of persons that can best implement our business plan, perpetuate our business and represent shareholder interests. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Code of Conduct and Ethics

      We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and the rules of the American Stock Exchange. You can review this document by accessing our public filings at the SEC's web site at www.sec.gov. In addition, a copy of the code of conduct and ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics within 5 business days of such amendment or waiver or as otherwise required by the SEC.

Conflicts of Interest

      Potential investors should be aware of the following potential conflicts of interest:

      o None of our officers and directors are required to commit their full time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities.

      o In the course of their other business activities, our officers and directors may become aware of investment and business opportunities
            o which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

      o Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

      o Since our directors beneficially own shares of our common stock which will be released from escrow only in certain limited situations, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business, completing a business combination timely and securing the release of their stock.

      o Our officers and directors who purchase common stock in the open market are required to vote such shares in favor of a business o combination. Accordingly, these initial stockholders will not be eligible to exercise the conversion rights that are available to our public stockholders.

      o In the event we elect to make a substantial down payment, or otherwise incur significant expenses, in connection with a potential business combination, our expenses could exceed the remaining proceeds not held in trust. Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if we incur such excess expenses. Specifically, our officers and directors may tend to favor potential business combinations with target businesses that offer to reimburse any expenses in excess of our available proceeds not held in trust.

      o Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the o retention or resignation of any such officers and directors were included by a target business as a condition to any agreement with respect to a business combination.

      In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

      o     the corporation could financially undertake the opportunity;

      o     the opportunity is within the corporation's line of business; and

      o it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

      Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

      In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has agreed in principle, until the earlier of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to us for our consideration, prior to presentation to any other entity, any business opportunity which may reasonably be required to be presented to us under Delaware law, subject to any pre-existing fiduciary obligations they might have.

      Each of our directors has, or may come to have, to a certain degree, other fiduciary obligations. In addition all of our officers and directors have fiduciary obligations to those companies on whose board of directors they sit.

      To the extent that they identify business opportunities that may be suitable for the entities to which they owe a fiduciary obligation, our officers and directors will honor those fiduciary obligations. Accordingly, they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe a fiduciary obligation and any successors to such entities have declined to accept such opportunities. Additionally, certain of our directors and officers are directors of companies, both public and private, which may perform business activities in the healthcare industry similar to those which we may perform after consummating a business combination. Mr. Pappajohn is a director of the following such public companies: Patient InfoSystems, Inc., Allion Healthcare, Inc., PACE Health Management Systems, Inc. and American CareSource Holdings, Inc. Mr. Pappajohn is a director of the following private company: Partners Imaging LLC. Dr. Schaffer is a director of the following such public companies: Patient InfoSystems, Inc., Allion Healthcare, Inc., and American CareSource Holdings, Inc., as well as the following such private companies: Partners Imaging LLC and Source Medical Inc. Mr. Berger is a director of the following public company: American CareSource Holdings, Inc. Mr. Schellhammer is Chairman and Chief Executive Officer of American Care Source Holdings, Inc.

      In connection with the vote required for any business combination, all of our stockholders prior to our initial public offering, including all of our officers and directors, have agreed to vote their respective shares of common stock which were owned prior to our initial public offering in accordance with the vote of the public stockholders owning a majority of the shares of our common stock sold in our initial public offering. Any shares of common stock acquired by such stockholders in the open market will be considered as part of the holdings of public stockholders and will have the same rights as other public stockholders, including voting and conversion rights with respect to a potential business combination, and persons who were stockholders prior to our initial public offering may thus vote against a proposed business combination with respect to such shares. Accordingly, they may vote on a proposed business combination with respect to shares acquired in the open market any way they so choose. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination but only with respect to those shares of common stock acquired by them prior to our initial public offering and not with respect to any shares acquired in the open market.

      To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of such stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view. We expect that any such opinion will be included in our proxy solicitation materials, furnished to stockholders in connection with their vote on such a business combination.

Item 11. Executive Compensation.

      None of our executive officers or directors has received any cash compensation for services rendered. Commencing on the effective date of our initial public offering through the acquisition of a target business, we have agreed to pay Equity Dynamics, Inc., an affiliated third party of which Mr. Pappajohn (our Chairman and Secretary) is the President and principal stockholder, and Mr. Kinley (our President and Treasurer) is a Senior Vice President, approximately $7,500 per month for office space and certain additional general and administrative services. A prior arrangement with an affiliate of our Chief Executive Officer, Derace Schaffer, M.D., pursuant to which we paid $1,500 a month for office space and certain general and administrative services, as a portion of the $7,500, was terminated on December 31, 2005. During 2005, approximately $37,500 was incurred under these arrangements. This agreement is for our benefit and is not intended to provide Mr. Pappajohn compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party. Other than this $7,500 per-month fee, no compensation of any kind, including finder's and consulting fees, will be paid to any of our initial stockholders, including our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, persons who were stockholders prior to our initial public offering, including our officers and directors, will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. After the consummation of a business combination, if any, to the extent our management remains as officers of the resulting business, we anticipate that they may enter into employment agreements, the terms of which shall be negotiated and which we expect to be comparable to employment agreements with other similarly-situated companies in the healthcare industry. Further, after the consummation of a business combination, if any, to the extent our directors remain as directors of the resulting business, we anticipate that they will receive compensation comparable to directors at other similarly- situated companies in the healthcare industry. Any and all such amounts shall be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider a business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Form 8-K, as required by the SEC.

Performance Graph

      We have not included the performance graph index as we became a reporting company on July 28, 2005. We do not expect that our securities will trade at prices much different than the amounts paid for such securities in our initial public offering until such time that we complete a business combination, if we are able to do so.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth information as of March 27, 2006, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by (i) each person known by us to be the owner of more than 5% of our outstanding shares of common stock,
(ii) each director and (iii) all officers and directors as a group. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

                                                                         Amount
                                                                       and nature
                                                                     of beneficial    Percent
   Name and Address of Beneficial Owner (1)                            ownership     of class
John Pappajohn (2)                                                       882,000       7.57%
Derace L. Schaffer, M.D. (3)                                             882,000       7.57%
Matthew P. Kinley (4)                                                    441,000       3.79%
Edward B. Berger                                                          22,500          *
Wayne A. Schellhammer                                                     22,500          *
Amaranth LLC, Amaranth Advisors LLC and Nicholas M. Maounis (5)          875,450       7.51%
Sapling, LLC (6)                                                         681,815       5.85%
Fir Tree Recovery Master Fund, LP (6)                                    335,185       2.88%

All directors and executive officers as a group (5 persons)            2,250,000      19.31%

*     Represents beneficial ownership of less than 1%.

(1) Does not include shares of common stock issuable upon exercise of warrants which are beneficially owned by certain of the persons named in the above table but which are not exercisable until the later of (i) July 28, 2006 or (ii) the consummation by us of a business combination. Unless otherwise indicated, the business address of each of the individuals is 2116 Financial Center, 666 Walnut Street, Des Moines, Iowa 50309.

(2) Does not include 141,960 warrants purchased on behalf of such person pursuant to the guidelines set forth in SEC Rule 10b5-1 in connection with a Rule 10b5-1 Plan. See footnote 1, above.

(3) Does not include 141,960 warrants purchased on behalf of such person pursuant to the guidelines set forth in SEC Rule 10b5-1 in connection with a Rule 10b5-1 Plan. See footnote 1, above.

(4) Does not include 70,980 warrants purchased on behalf of such person pursuant to the guidelines set forth in SEC Rule 10b5-1 in connection with a Rule 10b5-1 Plan. See footnote 1, above.

(5) Based on information contained in a Schedule 13G/A filed by Amaranth LLC, Amaranth Advisors LLC and Nicholas M. Maounis in February 2006. Amaranth LLC, Amaranth Advisors LLC and Nicholas M. Maounis have shared power to vote or to direct the vote, and shared power to dispose or direct the disposition, of 875,450 shares of our common stock. The address for each of Amaranth LLC, Amaranth Advisors LLC and Nicholas M. Maounis is One American Lane, Greenwich CT 06831

(6) Based on information contained in a Schedule 13G filed by Sapling LLC in August 2005. Sapling may direct the vote and disposition of the 681,815 shares of Common Stock, and Fir Tree Recovery may direct the vote and disposition of 335,185 shares of Common Stock. The address of both Sapling LLC and Fir Tree Recovery is 535 Fifth Avenue, 31st Floor New York, New York 10017

      All of the shares of our common stock outstanding prior to our initial public were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earliest of:

      o     July 28, 2008; or

      o the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

      During the escrow period, the holders of these shares are not be able to sell or transfer their securities except to their spouses and children or trusts established for their benefit, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and
liquidate,   none  of  these  stockholders  will  receive  any  portion  of  the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

Item 13. Certain Relationships and Related Transactions.

      In April 2005, we issued 1,500,000 shares of our common stock to the individuals set forth below for an aggregate amount of $25,000 in cash, at an average purchase price of approximately $0.0167 per share, as follows:

Name                        Number of Shares   Relationship to Us

John Pappajohn              600,000            Chairman and Secretary
Derace L. Schaffer, M.D.    600,000            Vice-Chairman and CEO
Matthew P. Kinley           300,000            President, Treasurer and director

      Further, in June 2005, Mr. Pappajohn, Dr. Schaffer and Mr. Kinley transferred, for an aggregate consideration per share which they paid us and pro rata to their ownership of our common stock, an aggregate of 30,000 shares of our common stock equally to Mr. Berger and Mr. Schellhammer.

      On July 8, 2005, our board of directors authorized a stock dividend of approximately .333333 shares of common stock for each outstanding share of common stock, effectively lowering the initial purchase price to approximately $.0125 per share.

      On July 22, 2005, our board of directors authorized a stock dividend of approximately .125 shares of common stock for each outstanding share of common stock, effectively lowering the initial purchase price to approximately $.0111 per share.

      The holders of the majority of these shares will be entitled to require us, on up to two occasions, to register these shares. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain "piggy-back" registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

      In connection with our initial public offering, Mr. Pappajohn, Dr. Schaffer and Mr. Kinley loaned us a total of $250,000 which was used to pay a portion of the expenses of our initial public offering, such as SEC registration fees, NASD registration fees, AMEX listing fees and legal and accounting fees and expenses. These loans were repaid out of the net proceeds of our initial public offering not placed in trust.

      In accordance with their agreement with the representative of the underwriters in our initial public offering, Mr. Pappajohn, Dr. Schaffer and Mr. Kinley purchased, pursuant to the guidelines set forth in SEC Rule 10b5-1 in connection with Rule 10b5-1 plans, an aggregate of 354,900 of our warrants, for aggregate consideration of $386,070, on the open market at prices up to $1.20 per warrant. The Rule 10b5-1 plans terminated on January 6, 2006, and no further purchases are planned.

      We agreed to pay Equity Dynamics, Inc., an affiliated third party of which Mr. Pappajohn is the President and principal stockholder, and Mr. Kinley a Senior Vice President, approximately $7,500 per month for office space and certain additional general and administrative services. A prior arrangement with an affiliate of our Chief Executive Officer, Derace Schaffer, M.D., pursuant to which we paid $1,500 a month for office space and certain general and administrative services, as a portion of the $7,500, was terminated on December 31, 2005. As of December 31, 2005, we have paid approximately $37,500 under these arrangements.

      We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged. As of December 31, 2005, we have reimbursed such persons an aggregate of $67,642 in connection with these activities.

      Persons who were stockholders prior to our initial public offering, including our officers and directors, will not receive reimbursement for any out-of- pocket expenses incurred by them to the extent that such expenses exceed the amount in the trust fund unless the business combination is consummated and there are sufficient funds available for reimbursement after such consummation. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders' best interest.

      Other than the reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any persons who were stockholders prior to our initial public offering, officers or directors who owned our common stock prior to our initial public offering, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

      After the consummation of a business combination, if any, to the extent our management remains as officers of the resulting business, we anticipate that our officers and directors may enter into employment agreements, the terms of which shall be negotiated and which we expect to be comparable to employment agreements with other similarly-situated companies in the healthcare industry. Further, after the consummation of a business combination, if any, to the extent our directors remain as directors of the resulting business, we anticipate that they will receive compensation comparable to directors at other similarly-situated companies in the healthcare industry.

      All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested "independent" directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel.

Item 14. Principal Accounting Fees and Services

Description of Professional Services

      Audit Fees. The aggregate fees for professional services rendered by LWBJ, LLP (LWBJ) for the audit of the Company's financial statements for fiscal year 2005, which includes fees related to the initial public offering and related audits, review of financial statements included in our quarterly reports on Form 10-Q, and the 2005 year end audit were approximately $50,000.

      Audit-Related Fees. Audit-related fees are for assurance and related services including, among others, consultation concerning financial accounting and reporting standards. There were no aggregate fees billed for audit-related services rendered by LWBJ.

      Tax Fees. Fees for professional services rendered by LWBJ for tax compliance, tax planning and tax advice for the fiscal year ended December 31, 2005 were approximately $3,000.

      All Other Fees. There were no fees paid to LWBJ for services other than audit services and audit-related services rendered by LWBJ for the fiscal year ended December 31, 2005.

Pre-Approval Policies

      The Audit Committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent auditor. A centralized service request function is used to provide an initial assessment of requests for services by the independent auditor. The request must be specific as to the particular services to be provided. Requests approved during the initial assessment are aggregated and submitted to the Audit committee for final approval. The independent auditor may not perform services, whether associated with audit or non-audit functions, unless the services have been approved prior to their performance by the Company's Audit Committee. Each fiscal year, the Audit Committee negotiates and pre-approves the fee for the annual audit of the Company's Consolidated Financial Statements. Each fiscal year, the Audit Committee may also specifically pre-approve certain audit services, audit-related services, tax services and other services. At the present time, the Audit Committee has not delegated any authority for approval of any services. All audit and permissible non-audit services provided by the independent auditor have been approved by the Audit Committee.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

                          HEALTHCARE ACQUISITION CORP.
                    (a corporation in the development stage)

                              Financial Statements

       For the period from April 25, 2005 (inception) to December 31, 2005



                                    Contents

Report of Independent Registered Public Accounting Firm....................F-1

Audited Financial Statements

Balance Sheet..............................................................F-2
Statement of Operations....................................................F-3
Statement of Stockholders' Equity..........................................F-4
Statement of Cash Flows....................................................F-5
Notes to Financial Statements......................................F-6 to F-12

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Healthcare Acquisition Corp.

We have audited the accompanying balance sheets of Healthcare Acquisition Corp. (a corporation in the development stage) as of December 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the period from April 25, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Acquisition Corp. (a corporation in the development stage) as of December 31, 2005, and the results of its operations and its cash flows for the period from April 25, 2005 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.



/s/ LWBJ, LLP

LWBJ, LLP
West Des Moines, Iowa

March 14, 2006

                          HEALTHCARE ACQUISITION CORP.
                    (a corporation in the development stage)

                                  Balance Sheet

                                December 31, 2005

Assets
Current assets
     Cash and cash equivalents                                                     $ 1,398,181
     Cash held in trust                                                             68,636,069
     Prepaid expense                                                                    52,500
                                                                                   -----------
Total current assets                                                                70,086,750
                                                                                   -----------
Total assets                                                                       $70,086,750
                                                                                   ===========

Liabilities and stockholders' equity
Current liabilities
     Accounts payable                                                              $     6,996
     Accrued expenses                                                                   98,996
     State income tax payable                                                           48,000
     Capital based taxes payable                                                       115,000
     Deferred interest                                                                 141,543
                                                                                   -----------
Total current liabilities                                                              410,535
                                                                                   -----------

Common stock, subject to possible redemption
     1,879,060 shares, at conversion value                                          13,578,807
                                                                                   -----------

Stockholders' equity

     Preferred stock, $.0001 par value, 1,000,000 shares authorized; none issued
     Common stock, $.0001 par value, 100,000,000 shares authorized;
          11,650,000 (which includes 1,879,060 subject to possible conversion)
          issued and outstanding                                                         1,165

     Common stock warrants (9,400,000 outstanding)                                          --
     Paid-in capital in excess of par                                               55,818,948
     Equity accumulated during the development stage                                   277,295
                                                                                   -----------
Total stockholders' equity                                                          56,097,408
                                                                                   -----------
Total liabilities and stockholders' equity                                         $70,086,750
                                                                                   ===========


See accompanying notes to the financial statements.

                          HEALTHCARE ACQUISITION CORP.
                    (a corporation in the development stage)

                             Statement of Operations

       For the period from April 25, 2005 (inception) to December 31, 2005

Revenues

      Interest income                                          $   19,548

      Interest and dividend income from Trust Fund                566,526
                                                               ----------
            Total revenues
                                                                  586,074

Costs and expenses

      Capital based taxes                                         115,000

      Management fees                                              37,986

      Insurance                                                    37,500

      Travel                                                       27,741

      General and administrative                                   40,052

      Formation costs                                               2,500
                                                               ----------

            Total expenses                                        260,779
                                                               ----------


Income before taxes                                               325,295

Provision for income taxes                                         48,000

                                                               ----------

Net income                                                     $  277,295
                                                               ==========

Basic earnings per share                                       $     0.04
                                                               ==========

Diluted earnings per share                                     $     0.03
                                                               ==========


Weighted average basic shares outstanding                       7,869,200
                                                               ==========

Weighted average diluted shares outstanding                     8,323,201
                                                               ==========

See accompanying notes to the financial statements.

                          HEALTHCARE ACQUISITION CORP.
                    (a corporation in the development stage)

                       Statements of Stockholders' Equity

       For the period from April 25, 2005 (inception) to December 31, 2005

                                                                                                         Equity
                                                                                                       Accumulated
                                            Common         Common         Common        Additional     During the
                                            Stock           Par           Stock           Paid in      Development    Stockholders'
                                            Shares         Amount        Warrants         Capital         Stage          Equity
                                          ------------   ------------   ------------    ------------   ------------   ------------
Common shares issued to initial
   stockholders at $.0111 per share          2,250,000   $        150                   $     24,850   $         --   $     25,000

Stock dividend - July 8, 2005                       --             50                            (50)            --             --

Stock dividend - July 22, 2005                      --             25                            (25)            --             --
Sale of 9,000,000 units, net of
   underwriters' discount and offering
   expenses (includes 1,799,100 shares
   subject to possible conversion)           9,000,000            900                     66,364,920             --     66,365,820
Proceeds of exercise of underwriters'
   over-allotment option for 400,000
   units, net of commissions. (includes
   79,960 shares subject to possible
   conversion)                                 400,000             40                      3,007,960             --      3,008,000
Proceeds subject to possible
   conversion of 1,879,060 shares                   --             --                    (13,578,807)            --    (13,578,807)

Proceeds from issuance of unit options              --             --                            100             --            100

Net income                                          --             --                             --        277,295        277,295
                                          ------------   ------------   ------------    ------------   ------------   ------------

Balance at December 31, 2005                11,650,000   $      1,165   $         --    $ 55,818,948   $    277,295   $ 56,097,408
                                          ============   ============   ============    ============   ============   ============

See accompanying notes to the financial statements.

                          HEALTHCARE ACQUISITION CORP.
                    (a corporation in the development stage)

                             Statement of Cash Flows

       For the period from April 25, 2005 (inception) to December 31, 2005

Operating activities
     Net income                                           $    277,295
     Increase in prepaid insurance                             (52,500)
     Increase in accounts payable and accrued expenses          24,996
     Increase in state income tax payable                       48,000
     Increase in capital based taxes payable                   115,000
     Increase in deferred interest                             141,543
                                                          ------------
Net cash provided by operating activities                      554,334
                                                          ------------

Investing activities
     Cash held in Trust Fund                               (68,636,069)
                                                          ------------

Financing activities
     Gross proceeds from initial public offering            75,200,000
     Proceeds from issuance of unit option                         100
     Proceeds from notes payable, stockholders                 250,000
     Payments made on notes payable, stockholders             (250,000)
     Proceeds from sale of common stock                         25,000
     Payments made for costs of initial public offering     (5,745,184)
                                                          ------------
Net cash provided by financing activities                   69,479,916
                                                          ------------
Net increase in cash                                         1,398,181


Cash, beginning of period                                           --
                                                          ------------
Cash, end of period                                       $  1,398,181
                                                          ============

Supplemental schedule of non-cash financing activities
     Accrual of deferred offering costs                   $     80,996


           See accompanying notes to the financial statements.

                          HEALTHCARE ACQUISITION CORP.
                    (a corporation in the development stage)

                          Notes to Financial Statements

                                December 31, 2005


1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Healthcare Acquisition Corp. (the "Company") was incorporated in Delaware on April 25, 2005, as a blank check company whose objective is to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, a currently unidentified operating business.

Primarily all activity through December 31, 2005 relates to the Company's formation and the public offering described below. The Company has selected December 31 as its fiscal year-end. The registration statement for the Company's initial public offering ("Offering") was declared effective July 28, 2005. The Company consummated the Offering on August 3, 2005 (and 400,000 units subject to the underwriters' over-allotment option on August 16, 2005) and received net proceeds of approximately $69,450,000 (Note 2). The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating domestic or international company in the healthcare industry, a "target business".

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

There are no assurances the Company will be able to successfully effect a business combination. An amount of $67,928,000 or approximately 90.3% of the gross proceeds of this offering (approximately $7.23 per unit) are being held in an interest bearing trust account at JP Morgan Chase NY Bank maintained by Continental Stock Transfer & Trust Company ("Trust Fund") and invested in United States Treasury Bills or short-term securities having a maturity of one hundred eighty (180) days or less, until the earlier of (i) the consummation of the Company's first business combination or (ii) the liquidation of the Company. In October 2005, the Company entered into an amendment to its trust agreement which permits it to invest the funds held in trust not only in treasury bills having a maturity of 180 days or less, but also in any money market fund meeting the requirements of a "cash item" as set forth in Section 3(a)(1)(C) of the Investment Company Act of 1940, as amended, and any regulations, no-action letters, exemptive orders or interpretations promulgated thereunder. The Company believes that the amendment will allow it greater flexibility in investing the funds held in trust from its initial public offering, as well as reducing its tax liability, by allowing the Company to invest in tax-free money market funds. The placing of funds in the Trust Fund may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Fund, there is no guarantee that they will execute such agreements. The Company's officers have severally agreed that they will be personally liable to ensure that the proceeds in the Trust Fund are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company.

                          HEALTHCARE ACQUISITION CORP.
                    (a corporation in the development stage)

                    Notes to Financial Statements (continued)

1.  Nature  of  Operations  and  Summary  of  Significant   Accounting  Policies
(continued)

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

The Company's first business combination must be with a business with a fair market value of at least 80% of the Company's net asset value at the time of acquisition. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders prior to the Offering, vote against the business combination or request their conversion right as described below, the business combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 2,250,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any business combination. After consummation of the Company's first business combination, all of these voting safeguards will no longer be applicable.

With respect to the first business combination which is approved and consummated, any Public Stockholder who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the business combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a business combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed, without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying December 31, 2005 balance sheet and 19.99% of the related interest earned on cash held in the Trust Fund has been recorded as deferred revenue.

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

                          HEALTHCARE ACQUISITION CORP.
                    (a corporation in the development stage)

                    Notes to Financial Statements (continued)

1.  Nature  of  Operations  and  Summary  of  Significant   Accounting  Policies
(continued)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. The denominator in the calculation is based on the following weighted-average number of common shares at December 31, 2006:



Basic                            7,869,200
Add:
   Shares issuable pursuant to
     Common Stock Warrants         454,001
                                 ---------
Diluted                          8,323,201
                                 =========

As stated in Note 8, Warrants began trading separately from the Company's stock on October 6, 2005.

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

                          HEALTHCARE ACQUISITION CORP.
                    (a corporation in the development stage)

                    Notes to Financial Statements (continued)

1.  Nature  of  Operations  and  Summary  of  Significant   Accounting  Policies
(continued)

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

Income Taxes

Current tax expense related entirely to state taxes, amounted to $48,000 for the year ended December 31, 2005.

At December 31, 2005, the Company had a net operating loss carryforward for federal income tax purposes of approximately $274,000, which is available to offset future federal taxable income.

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established to reduce deferred tax assets to the amount expected to be realized.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences related to revenue recognition aggregating to approximately $145,000 at December 31, 2005. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2005.

The effective tax rate differs from the statutory rate of 34% primarily due to substantially all interest being tax exempt for federal tax purposes and the valuation allowance.

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

3. Notes Payable, Stockholders

The Company issued unsecured promissory notes to three Initial Stockholders, amounting to $250,000, who are also officers. These notes were non-interest bearing and were repaid from the proceeds of this Offering.

                          HEALTHCARE ACQUISITION CORP.
                    (a corporation in the development stage)

                    Notes to Financial Statements (continued)

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

5. Commitments and Contingencies

The Company presently occupies office space in two locations, provided by two affiliates of the Initial Stockholders. Such affiliates have agreed that, until the Company consummates a business combination, they will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliates $7,500 per month for such services commencing on the effective date of the Offering. Upon completion of a business combination or liquidation, the Company will no longer be required to pay these monthly fees. Subsequent to December 31, 2005, the entire monthly fee of $7,500 shall be paid to one affiliate of the Initial Stockholders.

                          HEALTHCARE ACQUISITION CORP.
                    (a corporation in the development stage)

                    Notes to Financial Statements (continued)

5. Commitments and Contingencies (continued)

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

The Initial Stockholders who are holders of 2,250,000 issued and outstanding shares of common stock are entitled to registration rights pursuant to an agreement signed on the effective date of the Offering. The holders of the majority of these shares are entitled to request the Company, on up to two (2) occasions, to register these shares. The holders of the majority of these shares can elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain "piggy-back" registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

6. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

7. Common Stock

On July 8, 2005, the Company's Board of Directors authorized a .333333 to 1 stock dividend. On July 22, 2005, the Company's Board of Directors authorized a ..125 to 1 stock dividend. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect these transactions, assuming they occurred at the beginning of the period.

                          HEALTHCARE ACQUISITION CORP.
                    (a corporation in the development stage)

                    Notes to Financial Statements (continued)

8. Common Stock Warrants

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

9. Summarized Quarterly Data (unaudited)

Financial information for each quarter for the period from April 25, 2005 (inception) to December 31, 2005 is as follows:

                                                                                April 25, 2005
                                  June 30,      September 30,  December 31,     (inception) to
                                   2005             2005          2005        December 31, 2005
                                ------------    ------------   ------------   ------------------
Total revenue                   $         --    $    206,261   $    379,813   $          586,074
Income (loss) from operations         (2,500)        156,476        171,319              325,295
Net income (loss)                     (2,500)        146,476        133,319              277,295
Basic earnings per share                  --             .02            .01                  .04
Diluted earnings per share                --             .02            .01                  .03

      (b) Exhibits.

      The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

EXHIBIT
NO.       DESCRIPTION
--------------------------------------------------------------------------------

1.1.1     Underwriting Agreement among the Registrant and Maxim Group LLC.(3)

1.1.2 Amendment No. 1 to the Underwriting Agreement among the Registrant and Maxim Group LLC. *

3.1       Amended and Restated Certificate of Incorporation. (4)

3.2       By-laws. (1)

4.1       Specimen Unit Certificate. (1)

4.2       Specimen Common Stock Certificate. (1)

4.3       Specimen Warrant Certificate. (1)

4.4 Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (3)

10.1.1 Letter Agreement among the Registrant, Maxim Group LLC and John Pappajohn. (2)

10.1.2 Letter Agreement among the Registrant, Maxim Group LLC and Derace L. Schaffer, M.D. (2)

10.1.3 Letter Agreement among the Registrant, Maxim Group LLC and Matthew P. Kinley. (2)

10.1.4 Restated Letter Agreement among the Registrant, Maxim Group LLC and Edward B. Berger. (3)

10.1.5 Letter Agreement among the Registrant, Maxim Group LLC and Wayne A. Schellhammer. (3)

10.2 Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (3)

10.2.1 Amendment No. 1 to of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(5)

10.3 Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (3)

10.4 Form of Registration Rights Agreement among the Registrant and the Initial Stockholders. (4)

10.5.1 Office Services Agreement by and between the Registrant and Equity Dynamics, Inc. (1)

10.5.2 Office Services Agreement by and between the Registrant and The Lan Group. (1)

10.6.1 Promissory Note, dated April 28, 2005, issued to John Pappajohn, in the amount of $70,000. (1)

10.6.2 Promissory Note, dated April 28, 2005, issued to Derace L. Schaffer, M.D., in the amount of $70,000. (1)

10.6.3 Promissory Note, dated April 28, 2005, issued to Matthew P. Kinley, in the amount of $35,000. (1)

10.6.4 Promissory Note, dated July 26, 2005, issued to John Pappajohn, in the amount of $30,000. (4)

10.6.5 Promissory Note, dated July 26, 2005, issued to Derace L. Schaffer, M.D., in the amount of $30,000. (4)

10.6.6 Promissory Note, dated July 26, 2005, issued to Matthew P. Kinley, in the amount of $15,000. (4)

10.7 Form of Unit Option Purchase Agreement between the Registrant and Maxim Group LLC. (3)

10.8 Form of Warrant Purchase Agreement by and between the Registrant, John Pappajohn and Maxim Group LLC. (2)

14        Code of Ethics. (3)

31.1      Rule 13a-14(a)/15d-14(a) Certification *

31.2      Rule 13a-14(a)/15d-14(a) Certification *

32.1      Section 1350 Certification *

32.2      Section 1350 Certification *

99.1      Audit Committee Charter. (3)

99.2      Nominating Committee Charter. (3)

-------------------------------

1. Incorporated by reference to the Registration Statement on Form S-1 of the Registrant filed on May 6, 2005.

2. Incorporated by reference to the Registration Statement on Form S-1/A of the Registrant filed on June 10, 2005.

3. Incorporated by reference to the Registration Statement on Form S-1/A of the Registrant filed on July 12, 2005.

4. Incorporated by reference to the Registration Statement on Form S-1/A of the Registrant filed on July 27, 2005.

5. Incorporated by reference to the Quarterly Report on Form 10-Q filed by the Registrant on November 14, 2005.

*     filed herewith

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       HEALTHCARE ACQUISITION CORP.

                                       By:  /s/ Derace L. Schaffer, M.D.
                                            -----------------------------------
                                       Name:    Derace L. Schaffer, M.D.
                                       Title:   Vice-Chairman and CEO (principal
                                                executive officer)

                          ---------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                      Title                                 Date
-------------------------------------------------------------------------------------------------------------

          /s/ John Pappajohn
--------------------------------------
            John Pappajohn                            Chairman and Secretary                   March 30, 2006


/s/ Derace L. Schaffer, M.D.
--------------------------------------
    Derace L. Schaffer, M.D.                             Vice-Chairman and CEO                 March 30, 2006
                                                    (principal executive officer)


         /s/ Matthew P. Kinley
--------------------------------------
           Matthew P. Kinley                    President, Treasurer and Director
                                             (principal financial and accounting officer)      March 30, 2006



         /s/ Edward B. Berger
--------------------------------------
           Edward B. Berger                                  Director                          March 30, 2006


        /s/ Wayne Schellhammer
--------------------------------------
          Wayne Schellhammer                                 Director                          March 30, 2006