Form 10-Q
period 2006-03-31
HEALTHCARE ACQUISITION CORP
filed 2006-05-15
CIK 1326190

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        For the transition period from to

                        Commission file number: 001-32587

                                -----------------

                          HEALTHCARE ACQUISITION CORP.
             (Exact name of registrant as specified in its charter)


         Delaware                                                20-2726770
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation)                                            Identification No.)

2116 Financial Center
666 Walnut Street
Des Moines, Iowa                              50309
(Address of principal executive offices)    (zip code)

(Registrant's telephone number, including area code): (515) 244-5746


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

As of May 15, 2006, there were 11,650,000 shares of common stock, par value $.0001 per share, of the registrant outstanding.

                          HEALTHCARE ACQUISITION CORP.
                                Table of Contents

                       PART I - FINANCIAL INFORMATION                       Page
                                                                            ----
Item 1. Financial Statements
          Balance Sheet                                                       2
          Statements of Operations                                            3
          Statements of Stockholders' Equity                                  4
          Statements of Cash Flows                                            5
          Notes to Financial Statements                                       6
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            11
Item 3. Quantitative and Qualitative Disclosures about Market Risk           12
Item 4. Controls and Procedures                                              13
                           PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                    13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          13
Item 3. Defaults upon Senior Securities                                      13
Item 4. Submission of Matters to a Vote of Security Holders                  13
Item 5. Other Information                                                    13
Item 6. Exhibits                                                             13
SIGNATURES                                                                   14

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Healthcare Acquisition Corp.

We have reviewed the accompanying balance sheet of Healthcare Acquisition Corp. (a corporation in the development stage) as of March 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the three months ended March 31, 2006 and the period from April 25, 2005 (inception) to March 31, 2006. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Healthcare Acquisition Corp. as of December 31, 2005, and the related statements of operations, stockholders' equity and cash flows for the period from April 25, 2005 (inception) to December 31, 2005 (not presented herein); and in our report dated March 14, 2006, we expressed an unqualified opinion on those financial statements.

LWBJ, LLP
West Des Moines, Iowa

May 15, 2006

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                          HEALTHCARE ACQUISITION CORP.
                    (a corporation in the development stage)

                                 BALANCE SHEETS

                                                                   March 31, 2006   December 31, 2005
                                                                   --------------   -----------------
Assets                                                                                  (audited)
Current assets
     Cash and cash equivalents                                     $    1,322,615   $       1,398,181
     Cash held in trust                                                69,124,399          68,636,069
     Prepaid expense                                                       50,328              52,500
                                                                   --------------   -----------------
Total current assets                                               $   70,497,342   $      70,086,750
                                                                   ==============   =================

Liabilities and stockholders' equity
Current liabilities
     Accounts payable                                              $       54,737   $           6,996
     Accrued expenses                                                      85,487              98,996
     State income tax payable                                              81,000              48,000
     Capital based taxes payable                                          156,293             115,000
     Deferred revenue                                                     239,160             141,543
                                                                   --------------   -----------------
Total current liabilities                                                 616,677             410,535
                                                                   --------------   -----------------

Common stock, subject to possible redemption
     1,879,060 shares, at conversion value                             13,578,807          13,578,807
                                                                   --------------   -----------------

Stockholders' equity
     Preferred stock, $.0001 par value, 1,000,000 shares
       authorized; none issued and outstanding                                 --                  --
     Common stock, $.0001 par value, 100,000,000 shares
       authorized; 11,650,000 shares issued and outstanding
       (which includes 1,879,060 subject to possible conversion)            1,165               1,165
     Common stock warrants (9,400,000 outstanding)                             --                  --
     Paid-in capital in excess of par                                  55,818,948          55,818,948
     Equity accumulated during the development stage                      481,745             277,295
                                                                   --------------   -----------------
Total stockholders' equity                                             56,301,858          56,097,408
                                                                   --------------   -----------------
Total liabilities and stockholders' equity                         $   70,497,342   $      70,086,750
                                                                   ==============   =================

See accompanying notes to financial statements.

                          HEALTHCARE ACQUISITION CORP.
                    (a corporation in the development stage)

                            STATEMENTS OF OPERATIONS

                                                        For the       For the Period from
                                                      Three Months      April 25, 2005
                                                         Ended          (inception) to
                                                     March 31, 2006     March 31, 2006
                                                     --------------   -------------------

Revenues
      Interest income                                $       14,310   $            33,858
      Interest and dividend income from Trust Fund          390,713               957,239
                                                     --------------   -------------------
Total revenues                                              405,023               991,097

Costs and expenses
      Capital based taxes                                    41,168               156,168
      Management fees                                        22,500                60,486
      Insurance                                              22,500                60,000
      Legal fees                                             45,820                55,356
      Travel                                                 19,403                47,144
      General and administrative                             16,182                46,698
      Formation costs                                            --                 2,500
                                                     --------------   -------------------
Total expenses                                              167,573               428,352
                                                     --------------   -------------------

Income before taxes                                         237,450               562,745
Provision for income taxes                                   33,000                81,000
                                                     --------------   -------------------
Net income                                           $      204,450   $           481,745
                                                     ==============   ===================

Basic earnings per share                             $         0.02

Diluted earnings per share                           $         0.01

Weighted average basic shares outstanding                11,650,000

Weighted average diluted shares outstanding              13,725,325

See accompanying notes to financial statements.

                          HEALTHCARE ACQUISITION CORP.
                    (a corporation in the development stage)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

        For the period from April 25, 2005 (inception) to March 31, 2006

                                                                                         Equity
                                                                                      Accumulated
                                       Common     Common    Common     Additional      During the
                                       Stock       Par      Stock       Paid in       Development    Stockholders'
                                       Shares     Amount   Warrants     Capital          Stage          Equity
                                     ----------   ------   --------   ------------    ------------   -------------

Common shares issued to initial
  stockholders at $.0111 per share    2,250,000   $  150         --   $     24,850    $         --   $      25,000
Stock dividend - July 8, 2005                --       50         --            (50)             --              --
Stock dividend - July 22, 2005               --       25         --            (25)             --              --
Sale of 9,000,000 units, net of
  underwriters' discount and
  offering expenses (includes
  1,799,100 shares subject
  to possible conversion)             9,000,000      900         --     66,364,920              --      66,365,820
Proceeds of exercise of
  underwriters' over-allotment
  option for 400,000 units, net
  of commissions. (includes
  79,960 shares subject to
  possible conversion).                 400,000       40         --      3,007,960              --       3,008,000
Proceeds subject to possible
  conversion of 1,879,060 shares             --       --         --    (13,578,807)             --     (13,578,807)
Proceeds from issuance of unit
  options                                    --       --         --            100              --             100
Net income                                   --       --         --             --         277,295         277,295
                                     ----------   ------   --------   ------------    ------------   -------------
Balance at December 31, 2005         11,650,000   $1,165   $     --     55,818,948    $    277,295   $  56,097,408
                                     ----------   ------   --------   ------------    ------------   -------------
Net income                                   --       --         --             --         204,450         204,450
                                     ----------   ------   --------   ------------    ------------   -------------
Balance at March 31, 2006            11,650,000   $1,165         --   $ 55,818,948    $    481,745   $  56,301,858
                                     ==========   ======   ========   ============    ============   =============

See accompanying notes to financial statements.

                          HEALTHCARE ACQUISITION CORP.
                    (a corporation in the development stage)

                            STATEMENTS OF CASH FLOWS

                                                                                      For the Period from
                                                                                         April 25, 2005
                                                              For the Three Months       (inception) to
                                                              Ended March 31, 2006       March 31, 2006
                                                              --------------------    --------------------

Operating activities
     Net income                                               $            204,450    $            481,745
     Adjustments to reconcile net income
     to net cash provided by operating activities:
          Decrease (increase) in prepaid expenses                            2,172                 (50,328)
          Increase in accounts payable and accrued expenses                 34,232                  59,228
          Increase in deferred revenue                                      97,617                 239,160
          Increase in income tax payable                                    33,000                  81,000
          Increase in capital based taxes payable                           41,293                 156,293
                                                              --------------------    --------------------

Net cash provided by operating activities                                  412,764                 967,098
                                                              --------------------    --------------------

Investing activities
     Increase in cash held in Trust Fund                                  (488,330)            (69,124,399)
                                                              --------------------    --------------------

Financing activities
     Gross proceeds from Initial Public Offering                                --              75,200,000
     Proceeds from issuance of unit option                                      --                     100
     Proceeds from notes payable, stockholders                                  --                 250,000
     Proceeds from issuance of common stock                                     --                  25,000
     Payments made on notes payable, stockholders                               --                (250,000)
     Payments made for costs of Initial Public Offering                         --              (5,745,184)
                                                              --------------------    --------------------
Net cash provided by financing activities                                       --              69,479,916
                                                              --------------------    --------------------
Net increase (decrease) in cash                                            (75,566)              1,322,615

Cash, beginning of period                                                1,398,181                      --
                                                              --------------------    --------------------
Cash, end of period                                           $          1,322,615    $          1,322,615
                                                              ====================    ====================

Supplemental schedule of non-cash financing activities
     Accrual of deferred offering costs                       $                 --    $             80,996

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The financial statements at March 31, 2006 and for the three months ended March 31, 2006 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Healthcare Acquisition Corp. (the "Company") as of March 31, 2006 and the results of its operations and its cash flow for the three months ended March 31, 2006 and the period from April 25, 2005 (inception) to March 31, 2006. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

2. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Healthcare Acquisition Corp. (the "Company") was incorporated in Delaware on April 25, 2005, as a blank check company whose objective is to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, a currently unidentified operating business.

Primarily all activity through March 31, 2006 relates to the Company's formation, evaluating prospective target businesses and the public offering described below. Accordingly, the Company is a corporation in the development stage. The Company has selected December 31 as its fiscal year-end. The registration statement for the Company's initial public offering ("Offering") was declared effective July 28, 2005. The Company consummated the Offering on August 3, 2005 (and 400,000 units subject to the underwriters' over-allotment option on August 16, 2005) and received net proceeds of approximately $69,450,000 (Note 3). The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating domestic or international company in the healthcare industry, a "target business".

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

With respect to the first business combination which is approved and consummated, any Public Stockholder who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the business combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a business combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed, without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying March 31, 2006 balance sheet and 19.99% of the related interest earned on cash held in the Trust Fund has been recorded as deferred revenue.

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

2. Nature of Operations and Summary of Significant Accounting Policies
   (continued)

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

4. Notes Payable, Stockholders

The Company issued unsecured promissory notes to three Initial Stockholders, amounting to $250,000, who are also officers. These notes were non-interest bearing and were repaid from the proceeds of the Offering.

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

6. Commitments and Contingencies

The Company presently occupies office space in one location, provided by an affiliate of an Initial Stockholder. This affiliate has agreed that, until the Company consummates a business combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company currently pays this affiliate $7,500 per month for such services under an office services agreement. Upon completion of a business combination or liquidation, the Company will no longer be required to pay this monthly fee.

The Company has engaged a representative of the underwriters, on a non-exclusive basis, as its agent for the solicitation of the exercise of the Warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission, the Company has agreed to pay the representative for bona fide services rendered, a commission equal to 4% of the exercise price for each Warrant exercised more than one (1) year after July 28, 2005 if the exercise was solicited by the underwriters. In addition to soliciting, either orally or in writing, the exercise of the Warrants, the representative's services may also include disseminating information, either orally or in writing, to Warrant holders about the Company or the market for its securities, and assisting in the processing of the exercise of the Warrants. No compensation will be paid to the representative upon the exercise of the Warrants if:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Item 4. Controls and Procedures.

Our management carried out an evaluation, with the participation of our chief executive officer (our principal executive officer), and our president (our principal financial and accounting officer) of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, our chief executive officer and our president concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material legal proceedings pending against us.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the quarter ended March 31, 2006.

For additional information on our use of proceeds from our public offering, please see item 2 of Part I.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6.

Exhibits

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


                                      HEALTHCARE ACQUISITION CORP.


Date: May 15, 2006                        By:   /s/ Derace L. Schaffer, M.D
                                             -----------------------------------
                                             Derace L. Schaffer, M.D.
                                             Vice-Chairman and CEO
                                             (Principal executive officer)


Date: May 15, 2006                        By:   /s/ Matthew P. Kinley
                                             -----------------------------------
                                             Matthew P. Kinley
                                             President, Treasurer and Director
                                             (Principal financial and
                                             accounting officer)