Form 10-Q
period 2006-06-30
HEALTHCARE ACQUISITION CORP
filed 2006-08-14
CIK 1326190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-32587

HEALTHCARE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	20-2726770
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

2116 Financial Center
666 Walnut Street
Des Moines, Iowa	50309
(Address of principal executive offices)	(zip code)

(Registrant's telephone number, including area code):  (515) 244-5746

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

As of August 14, 2006, there were 11,650,000 shares of common stock, par value $.0001 per share, of the registrant outstanding.

HEALTHCARE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Healthcare Acquisition Corp.

We have reviewed the accompanying balance sheet of Healthcare Acquisition Corp. as of June 30, 2006, and the related statements of operations, stockholders' equity and cash flows for the three months ended June 30, 2006 and the period from April 25, 2005 (inception) to June 30, 2006. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Healthcare Acquisition Corp. as of December 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for the period from April 25, 2005 (inception) to December 31, 2005 (not presented herein); and in our report dated March 14, 2006, we expressed an unqualified opinion on those financial statements.

LWBJ, LLP
West Des Moines, Iowa

August 4, 2006

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEETS

	June 30, 2006	December 31, 2005
Assets		(audited)
Current assets
Cash and cash equivalents	$1,002,937	$1,398,181
Cash held in trust	69,691,507	68,636,069
Prepaid expense	46,053	52,500
Total current assets	$70,740,497	$70,086,750

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$42,723	$6,996
Accrued expenses	82,997	98,996
State income tax payable	75,000	48,000
Capital based taxes payable	22,693	115,000
Deferred revenue	352,525	141,543
Total current liabilities	575,938	410,535

Common stock, subject to possible redemption
1,879,060 shares, at conversion value	13,578,807	13,578,807

Stockholders' equity
Preferred stock, $.0001 par value, 1,000,000 shares authorized; none
issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized;
11,650,000 shares issued and outstanding (which includes 1,879,060
subject to possible conversion)	1,165	1,165
Common stock warrants (9,400,000 outstanding)	-	-
Paid-in capital in excess of par	55,818,948	55,818,948
Equity accumulated during the development stage	765,639	277,295
Total stockholders' equity	56,585,752	56,097,408
Total liabilities and stockholders' equity	$70,740,497	$70,086,750

See accompanying notes to financial statements.

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2006	For the Period from April 25, 2005 (inception) to June 30, 2006

Revenues
Interest income	$12,305	$26,615	$46,162
Interest and dividend income from Trust Fund	453,743	844,456	1,410,983
Total revenues	466,048	871,071	1,457,145

Costs and expenses
Capital based taxes	27,079	66,545	181,545
Management fees	22,500	45,000	82,986
Insurance	23,901	47,803	85,303
Legal fees	14,384	60,204	69,740
Travel	19,756	39,159	66,900
General and administrative	20,534	37,016	67,532
Formation costs	-	-	2,500
Total expenses	128,154	295,727	556,506

Income before taxes	337,894	575,344	900,639
Provision for income taxes	54,000	87,000	135,000

Net income	$283,894	$488,344	$765,639

Basic earnings per share	$0.02	$0.04

Diluted earnings per share	$0.02	$0.04

Weighted average basic shares outstanding	11,650,000	11,650,000

Weighted average diluted shares outstanding	13,937,768	13,831,547

See accompanying notes to financial statements.

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from April 25, 2005 (inception) to June 30, 2006

	Common Stock Shares	Common Par Amount	Common Stock Warrants	Additional Paid in Capital	Equity Accumulated During the Development Stage	Stockholders' Equity

Common shares issued to initial
stockholders at $.0111 per share	2,250,000	$150	-	$24,850	$-	$25,000
Stock dividend - July 8, 2005	-	50	-	(50)	-	-
Stock dividend - July 22, 2005	-	25	-	(25)	-	-
Sale of 9,000,000 units, net of
underwriters' discount and offering
expenses (includes 1,799,100 shares
subject to possible conversion)	9,000,000	900	-	66,364,920	-	66,365,820
Proceeds of exercise of underwriters'
over-allotment option for 400,000
units, net of commissions. (includes
79,960 shares subject to possible
conversion).	400,000	40	-	3,007,960	-	3,008,000
Proceeds subject to possible
conversion of 1,879,060 shares	-	-	-	(13,578,807)	-	(13,578,807)
Proceeds from issuance of unit options	-	-	-	100	-	100
Net income	-	-	-	-	277,295	277,295

Balance at December 31, 2005	11,650,000	$1,165	-	$55,818,948	$277,295	$56,097,408

Net income	-	-	-	-	488,344	488,344

Balance at June 30, 2006	11,650,000	$1,165	-	$55,818,948	$765,639	$56,585,752

See accompanying notes to financial statements.

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2006	For the Period from April 25, 2005 (inception) to June 30, 2006

Operating activities
Net income	$283,894	$488,344	$765,639
Adjustments to reconcile net income
to net cash provided by operating activities:
Decrease (increase) in prepaid expenses	4,276	6,448	(46,053)
Increase (decrease) in accounts payable and accrued expenses	(189,797)	19,727	44,724
Increase in deferred revenue	113,365	210,982	352,525
Increase in income tax payable	54,000	27,000	75,000
Increase (decrease) in capital based taxes payable	(18,307)	(92,307)	22,693

Net cash provided by operating activities	247,431	660,194	1,214,528

Investing activities
Increase in cash held in Trust Fund	(567,108)	(1,055,438)	(69,691,507)

Financing activities
Gross proceeds from Initial Public Offering	-	-	75,200,000
Proceeds from issuance of unit option	-	-	100
Proceeds from notes payable, stockholders	-	-	250,000
Proceeds from issuance of common stock	-	-	25,000
Payments made on notes payable, stockholders	-	-	(250,000)
Payments made for costs of Initial Public Offering	-	-	(5,745,184)
Net cash provided by financing activities	-	-	69,479,916
Net increase in cash	(319,677)	(395,244)	1,002,937
Cash, beginning of period	1,322,614	1,398,181	-
Cash, end of period	$1,002,937	$1,002,937	$1,002,937

Supplemental schedule of non-cash financing activities
Accrual of deferred offering costs	$-	$-	$80,996

See accompanying notes to financial statements.

 NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The financial statements at June 30, 2006 and for the three months ended June 30, 2006 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Healthcare Acquisition Corp. (the “Company”) as of June 30, 2006 and the results of its operations and its cash flow for the six months ended June 30, 2006 and the period from April 25, 2005 (inception) to June 30, 2006. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

2. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Healthcare Acquisition Corp. (the "Company") was incorporated in Delaware on April 25, 2005, as a blank check company whose objective is to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, a currently unidentified operating business.

Primarily all activity through June 30, 2006 relates to the Company's formation, the public offering described below and evaluation of prospective target businesses. The Company has selected December 31 as its fiscal year-end. The registration statement for the Company's initial public offering ("Offering") was declared effective July 28, 2005. The Company consummated the Offering on August 3, 2005 (and 400,000 units subject to the underwriters' over-allotment option on August 16, 2005) and received net proceeds of approximately $69,450,000 (Note 3). The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating domestic or international company in the healthcare industry, a "target business".

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

With respect to the first business combination which is approved and consummated, any Public Stockholder who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the business combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a business combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed, without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying June 30, 2006 balance sheet and 19.99% of the related interest earned on cash held in the Trust Fund has been recorded as deferred revenue.

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

2. Nature of Operations and Summary of Significant Accounting Policies (continued)

Net Income Per Common Share

Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.

Derivative Financial Instruments

Derivative financial instruments consist of Warrants issued as part of the Offering, as described in Note 3, and a Purchase Option that was sold to an underwriter as described in Note 5. Based on Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company's Own Stock, the issuance of the Warrants and sale of the Purchase Option were reported in permanent equity and accordingly, there is no impact on the Company's financial position and results of operation, except for the $100 in proceeds from sale of the Purchase Option. Subsequent changes in fair value will not be recognized as long as the Warrants and Purchase Option continue to be classified as equity instruments.

At date of issuance the Company had determined the Purchase Option had a fair market value of approximately $850,000 using a Black-Scholes pricing model.

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

3. Initial Public Offering

On July 28, 2005, the Company sold 9,000,000 units ("Units") in the Offering. On August 16, 2005 an additional 400,000 Units were sold. Each Unit consists of one share of the Company's common stock, $.0001 par value and one Redeemable Common Stock Purchase Warrant ("Warrant"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a business combination with a target business or one (1) year from the effective date of the Offering and expiring four (4) years from the effective date of the Offering. The Warrants will be redeemable by the Company at a price of $.01 per Warrant, upon thirty (30) days notice after the Warrants become exercisable, only in the event that the last

3. Initial Public Offering (continued)

sales price of the common stock is at least $11.50 per share for any twenty (20) trading days within a thirty (30) trading-day period ending on the third day prior to date on which notice of redemption is given. The Warrants began trading separately from the Company’s common stock on October 6, 2005. In connection with the Offering, the Company paid the underwriter a discount of 6% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds of the Offering.

4. Notes Payable, Stockholders

The Company issued unsecured promissory notes to three Initial Stockholders, amounting to $250,000, who are also officers. These notes were non-interest bearing and were repaid from the proceeds of the Offering.

5. Unit Option

In connection with the Offering, the Company issued to the representative of the underwriters for $100, an option to purchase up to a total of 225,000 units, exercisable at $10 per unit (“Purchase Option”). In lieu of payment of the exercise price in cash, the holder of the Purchase Option has the right (but not the obligation) to convert any exercisable portion of the Purchase Option into units using a cashless exercise based on the difference between current market value of the units and its exercise price. The Warrants issued in conjunction with these units are identical to those offered by the prospectus, except that they have an exercise price of $7.50 (125% of the exercise price of the Warrants included in the Units sold in the Offering). This option commences on the later of the consummation of a business combination and one (1) year from the date of the prospectus and expiring five (5) years from the date of the prospectus.

Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following July 28, 2005. However, the option may be transferred to any underwriter and selected dealer participating in the Offering and their bona fide officers or partners. The Purchase Option grants to holders demand and "piggy back" rights for periods of five (5) and seven (7) years, respectively, from July 28, 2005 with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions, which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

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

The Company has engaged a representative of the underwriters, on a non-exclusive basis, as its agent for the solicitation of the exercise of the Warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission, the Company has agreed to pay the representative for bona fide services rendered, a commission equal to 4% of the exercise price for each Warrant

6. Commitments and Contingencies (continued)

exercised more than one (1) year after July 28, 2005 if the exercise was solicited by the underwriters. In addition to soliciting, either orally or in writing, the exercise of the Warrants, the representative's services may also include disseminating information, either orally or in writing, to Warrant holders about the Company or the market for its securities, and assisting in the processing of the exercise of the Warrants. No compensation will be paid to the representative upon the exercise of the Warrants if:

•	the market price of the underlying shares of common stock is lower than the exercise price;
•	the holder of the Warrants has not confirmed in writing that the underwriters solicited the exercise;
•	the Warrants are held in a discretionary account;
•	the Warrants are exercised in an unsolicited transaction; or
•	the arrangement to pay the commission is not disclosed in the prospectus provided to Warrant holders at the time of exercise.

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

8. Common Stock

On July 8, 2005, the Company's Board of Directors authorized a .333333 to 1 stock dividend. On July 22, 2005, the Company's Board of Directors authorized a .125 to 1 stock dividend. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect these transactions.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of  activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “would”, “expect”, “plan”,   “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

Item 4.  Controls and Procedures.

Our management carried out an evaluation, with the participation of our chief executive officer (our principal executive officer), and our president (our principal financial and accounting officer) of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, our chief executive officer and our president concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material legal proceedings pending against us.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Other than as set forth below, there have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K for its fiscal year ended December 31, 2005. You should consider carefully all of the material risks described below and in the Form 10-K before making a decision to invest in our securities. If any of the events described herein or therein occur, our business, financial conditions, and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

We will dissolve and liquidate if we do not complete a business combination by January 28, 2007 (or by July 28, 2007 if certain extension criteria are satisfied). Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the

Item 1A. Risk Factors. (continued)

stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and liquidation, we do not intend to comply with those procedures. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company,rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. We intend to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust is minimal. However, because we will not be complying with Section 280, our public stockholders could potentially be liable for any claims to the extent of distributions received by them in dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our public stockholders amounts owed to them by us.

We will dissolve and liquidate if we do not consummate a business combination

Pursuant to our amended and restated certificate of incorporation, if we do not complete a business combination by January 28, 2007, or by July 28, 2007 if the extension criteria have been satisfied, we will dissolve, liquidate and wind up. We view this obligation to dissolve and liquidate as an obligation to our public stockholders and neither we nor our board of directors will take any action to amend or waive any provision of our certificate of incorporation to allow us to survive for a longer period of time if it does not appear we will be able to consummate a business combination within the foregoing time periods. Upon dissolution, we will distribute to all of our public stockholders, in proportion to their respective equity interest, an aggregate sum equal to the amount in the trust account (net of taxes payable) Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to their initial shares and have agreed to vote in favor of any plan of dissolution and liquidation which we will present to our stockholders for vote. There will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of our dissolution and liquidation of the trust account from our remaining assets outside of the trust fund, and we estimate such costs to be between $50,000 and $75,000. Upon notice from us, the trustee of the trust account will liquidate the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders as part of our stockholder-approved plan of dissolution and liquidation. Concurrently, we shall pay, or reserve for payment, from funds held outside of the trust account if available, our liabilities and obligations, although we cannot give you assurances that there will be sufficient funds for such purpose. The amounts held in the trust account may be subject to claims by third parties, such as vendors, prospective target business or other entities, if we do not obtain waivers in advance from such third parties prior to such parties providing us with services or entering into arrangements with them.

If we do not consummate a business combination and dissolve, payments from the trust account to our public stockholders may be delayed.

We currently believe that any plan of dissolution and liquidation subsequent to the expiration dates described above would proceed in approximately the following manner:

• our board of directors will, consistent with its obligations described in our amended and restated certificate of incorporation to dissolve, prior to the passing of the such deadline, convene and adopt a specific plan of dissolution and liquidation which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and liquidation as well as the board’s recommendation of such plan;

Item 1A. Risk Factors. (continued)

• upon such deadline, we would file our preliminary proxy statement with the Securities and Exchange Commission;

• if the Securities and Exchange Commission does not review the preliminary proxy statement, then, approximately 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and approximately 30 days following the passing of such deadline we will convene a meeting of our stockholders, at which they will either approve or reject our plan of dissolution and liquidation; and

• if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive their comments approximately 30 days following the passing of such deadline.  We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and liquidation.

In the event we seek stockholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Our powers following the expiration of the permitted time periods for consummating a business combination will thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released.  Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose.

These procedures, or a vote to reject any plan of dissolution and liquidation by our stockholders, may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of dissolution and liquidation.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the quarter ended June 30, 2006.

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

HEALTHCARE ACQUISITION CORP.

Date: August 14, 2006	By:	/s/ Derace L. Schaffer, M.D
Derace L. Schaffer, M.D.
Vice-Chairman and CEO (Principal executive officer)

Date: August 14, 2006	By:	/s/ Matthew P. Kinley
Matthew P. Kinley
President, Treasurer and Director (Principal financial and accounting officer)