Form 10-Q
period 2006-09-30
HEALTHCARE ACQUISITION CORP
filed 2006-11-14
CIK 1326190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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
Yes ☒ No ☐.

As of November 14, 2006, there were 11,650,000 shares of common stock, par value $.0001 per share, of the registrant outstanding.

HEALTHCARE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Healthcare Acquisition Corp.

We have reviewed the accompanying balance sheet of Healthcare Acquisition Corp. as of September 30, 2006 and the related statements of income and cash flows for the three months ended September 30, 2006 and 2005, and the nine months ended September 30, 2006 and the period from April 25, 2005 (inception) to September 30, 2006. We have also reviewed the statement of stockholders’ equity for the period from April 25, 2005 (inception) to September 30, 2006. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Healthcare Acquisition Corp. as of December 31, 2005, and the related statements of income, stockholders’ equity and cash flows for the period from April 25, 2005 (inception) to December 31, 2005 (not presented herein); and in our report dated March 14, 2006, we expressed an unqualified opinion on those financial statements.

LWBJ, LLP
West Des Moines, Iowa

November 14, 2006

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEETS

	September 30, 2006	December 31, 2005
Assets		(audited)
Current assets
Cash and cash equivalents	$763,931	$1,398,181
Cash held in trust	70,283,506	68,636,069
Prepaid expense	116,168	52,500
Total current assets	$71,163,605	$70,086,750

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$12,477	$6,996
Accrued expenses	82,996	98,996
State income tax payable	108,874	48,000
Capital based taxes payable	22,693	115,000
Deferred revenue	470,865	141,543
Total current liabilities	697,905	410,535

Common stock, subject to possible redemption
1,879,060 shares, at conversion value	13,578,807	13,578,807

Stockholders' equity
Preferred stock, $.0001 par value, 1,000,000 shares authorized; none
issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized;
11,650,000 shares issued and outstanding (which includes 1,879,060
subject to possible conversion)	1,165	1,165
Common stock warrants (9,400,000 outstanding)	-	-
Paid-in capital in excess of par	55,818,948	55,818,948
Equity accumulated during the development stage	1,066,780	277,295
Total stockholders' equity	56,886,893	56,097,408
Total liabilities and stockholders' equity	$71,163,605	$70,086,750

See accompanying notes to financial statements.

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF INCOME

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	For the Period from April 25, 2005 (inception) to September 30, 2006

Revenues
Interest income	$10,827	$8,120	$37,442	$56,989
Interest and dividend income from Trust Fund	473,658	198,141	1,318,114	1,884,641
Total revenues	484,485	206,261	1,355,556	1,941,630

Costs and expenses
Capital based taxes	22,693	-	89,238	204,238
Management fees	22,500	15,486	67,500	105,486
Insurance	23,985	15,000	71,788	109,288
Legal fees	6,501	-	66,705	76,241
Travel	29,799	13,902	68,958	96,699
General and administrative	19,866	5,397	56,882	87,398
Formation costs	-	-	-	2,500
Total expenses	125,344	49,785	421,071	681,850

Income before taxes	359,141	156,476	934,485	1,259,780
Provision for income taxes	58,000	10,000	145,000	193,000

Net income	$301,141	$146,476	$789,485	$1,066,780

Basic earnings per share	$0.03	$0.02	$0.07

Diluted earnings per share	$0.02	$0.02	$0.06

Weighted average basic shares outstanding	11,650,000	8,184,066	11,650,000

Weighted average diluted shares outstanding	13,614,272	8,184,066	13,758,715

See accompanying notes to financial statements.

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from April 25, 2005 (inception) to September 30, 2006

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
Proceeds of exercise of underwriters'
over-allotment option for 400,000
units, net of commissions. (includes
79,960 shares subject to possible
conversion).	400,000	40	-	3,007,960	-	3,008,000
Proceeds subject to possible
conversion of 1,879,060 shares	-	-	-	(13,578,807)	-	(13,578,807)
Proceeds from issuance of unit options	-	-	-	100	-	100
Net income	-	-	-	-	277,295	277,295

Balance at December 31, 2005	11,650,000	$1,165	-	$55,818,948	$277,295	$56,097,408

Net income	-	-	-	-	789,485	789,485

Balance at September 30, 2006	11,650,000	$1,165	-	$55,818,948	$1,066,780	$56,886,893

See accompanying notes to financial statements.

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	For the Period from April 25, 2005 (inception) to September 30, 2006

Operating activities
Net income	$301,141	$146,476	$789,485	$1,066,780
Adjustments to reconcile net income
to net cash provided by operating activities:
Decrease (increase) in prepaid expenses	(70,115)	(75,000)	(63,669)	(116,168)
Increase (decrease) in accounts payable
and accrued expenses	(30,247)	9,132	(10,519)	14,477
Increase in deferred revenue	118,340	49,504	329,323	470,865
Increase (decrease) in income tax payable	33,874	10,000	60,874	108,874
Increase (decrease) in capital based
taxes payable	-	-	(92,307)	22,693

Net cash provided by operating activities	352,993	140,112	1,013,187	1,567,521

Investing activities
Increase in cash held in Trust Fund	(591,999)	(68,175,644)	(1,647,437)	(70,283,506)

Financing activities
Gross proceeds from Initial Public Offering	-	75,200,000	-	75,200,000
Proceeds from issuance of unit option	-	100	-	100
Proceeds from notes payable, stockholders	-	75,000	-	250,000
Proceeds from issuance of common stock	-	-	-	25,000
Payments made on notes payable, stockholders	-	(250,000)	-	(250,000)
Payments made for costs of Initial Public Offering	-	(5,523,959)	-	(5,745,184)
Net cash provided by financing activities	-	69,501,141	-	69,479,916
Net increase (decrease) in cash	(239,006)	1,465,609	(634,250)	763,931
Cash, beginning of period	1,002,937	5,760	1,398,181	-
Cash, end of period	$763,931	$1,471,369	$763,931	$763,931

Supplemental schedule of non-cash financing activities
Accrual of deferred offering costs	$-	$105,996	$-	$80,996

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The financial statements at September 30, 2006 and for the three months and nine months ended September 30, 2006, and period from April 25, 2005 (inception) to September 30, 2006 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Healthcare Acquisition Corp. (the “Company”) as of September 30, 2006 and the results of its operations and its cash flow for the three and nine months ended September 30, 2006 and the period from April 25, 2005 (inception) to September 30, 2006. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

2. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Healthcare Acquisition Corp. (the "Company") was incorporated in Delaware on April 25, 2005, as a blank check company whose objective is to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, a currently unidentified operating business.

Primarily all activity through September 30, 2006 relates to the Company's formation, the public offering described below and evaluation of prospective target businesses. The Company has selected December 31 as its fiscal year-end. The registration statement for the Company's initial public offering ("Offering") was declared effective July 28, 2005. The Company consummated the Offering on August 3, 2005 (and further consummated the sale of 400,000 units subject to the underwriters' over-allotment option on August 16, 2005) and received net proceeds of approximately $69,450,000 (Note 3). The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating domestic or international company in the healthcare industry, a "target business".

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

With respect to the first business combination which is approved and consummated, any Public Stockholder who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the business combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a business combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed, without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying September 30, 2006 balance sheet and 19.99% of the related interest earned on cash held in the Trust Fund has been recorded as deferred revenue.

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

6. Commitments and Contingencies (continued)

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

Our net proceeds from the sale of our units, including amounts from exercise of the underwriters' over-allotment option, after deducting certain offering expenses of approximately $1,220,000, including $720,000 evidencing the underwriters' non-accountable expense allowance of 1% of the gross proceeds (excluding the proceeds from the underwriters' over-allotment), and underwriting discounts of approximately $4,512,000, were approximately $69,468,000. Of this amount, $67,928,000 is being held in trust and the remaining funds are being held outside of the trust. The remaining funds held outside of the trust are available to be used by us to provide for business, legal and accounting, due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through August 2007, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund have been invested only in securities meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended. Given our limited risk in our exposure to these short-term securities, we do not view the interest rate risk to be significant.

Item 4.  Controls and Procedures.

Our management carried out an evaluation, with the participation of our chief executive officer (our principal executive officer), and our president (our principal financial and accounting officer) of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, our chief executive officer and our president concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material legal proceedings pending against us.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Other than is set forth below, there have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K for its fiscal year ended December 31, 2005. You should consider carefully all of the material risks described below and the Form 10-K before making a decision to invest in our securities. If any of the events described herein or therein occur, our business, financial conditions, and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

We will dissolve and liquidate if we do not complete a business combination by January 28, 2007 (or by July 28, 2007 if certain extension criteria are satisfied). Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and liquidation, we do not intend to comply with those procedures. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. We intend to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust is minimal. However, because we will not be complying with Section 280, our public stockholders could potentially be liable for any claims to the extent of distributions received by them in dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our public stockholders amounts owed to them by us.

Item 1A. Risk Factors. (continued)

We will dissolve and liquidate if we do not consummate a business combination

Pursuant to our amended and restated certificate of incorporation, if we do not complete a business combination by January 28, 2007, or by July 28, 2007 if the extension criteria have been satisfied, we will dissolve, liquidate and wind up. We view this obligation to dissolve and liquidate as an obligation to our public stockholders and neither we nor our board of directors will take any action to amend or waive any provision of our certificate of incorporation to allow us to survive for a longer period of time if it does not appear we will be able to consummate a business combination within the foregoing time periods. Upon dissolution, we will distribute to all of our public stockholders, in proportion to their respective equity interest, an aggregate sum equal to the amount in the trust account (net of taxes payable). Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to their initial shares and have agreed to vote in favor of any plan of dissolution and liquidation which we will present to our stockholders for vote. There will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of our dissolution and liquidation of the trust account from our remaining assets outside of the trust fund, and we estimate such costs to be between $50,000 and $75,000. Upon notice from us, the trustee of the trust account will liquidate the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders as part of our stockholder-approved plan of dissolution and liquidation. Concurrently, we shall pay, or reserve for payment, from funds held outside of the trust account if available, our liabilities and obligations, although we cannot give you assurances that there will be sufficient funds for such purpose. The amounts held in the trust account may be subject to claims by third parties, such as vendors, prospective target business or other entities, if we do not obtain waivers in advance from such third parties prior to such parties providing us with services or entering into arrangements with them.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the quarter ended September 30, 2006.

For additional information on our use of proceeds from our initial public offering, please see item 2 of Part I.

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

HEALTHCARE ACQUISITION CORP.

Date: November 14, 2006	By:	/s/ Derace L. Schaffer, M.D
Derace L. Schaffer, M.D.
Vice-Chairman and CEO (Principal executive officer)

Date: November 14, 2006	By:	/s/ Matthew P. Kinley
Matthew P. Kinley
President, Treasurer and Director (Principal financial and accounting officer)