Form 10-K
period 2006-12-31
HEALTHCARE ACQUISITION CORP
filed 2007-04-02
CIK 1326190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

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
Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☒ No ☐.

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant's Common Stock on March 29, 2007, as reported on the American Stock Exchange, was approximately $86,210,000. As of March 29, 2007, there were 11,650,000 shares of common stock, par value $.0001 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that is not purely historical is forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management's expectations, hopes, beliefs, intentions or strategies regarding the future. They may also include statements about our pending acquisition of PharmAthene, Inc. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words "anticipates," "believe," "continue," "could," "estimate," "expect," "intends," "may," "might," "plan," "possible," "potential," "predicts," "project," "should," "would" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:
got
•	Business conditions in the U.S. and abroad;

•	Changing interpretations of generally accepted accounting principles;

•	Outcomes of government reviews;

•	Inquiries and investigations and related litigation;

•	Continued compliance with government regulations;

•	Legislation or regulatory environments, requirements or changes adversely affecting the business in which pharmathene is engaged;

•	Management of rapid growth;

•	Intensity of competition; and

•	General economic conditions.

The forward-looking statements contained in this Annual Report on Form 10-K is based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

PART I

Item 1. Business.

Introduction

Healthcare Acquisition Corp. (the "Company", “HAQ”, “we", or "us") is a blank check company organized under the laws of the State of Delaware on April 25, 2005. We were formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more domestic or international assets or an operating business in the healthcare industry. To date, our efforts have been limited to organizational activities, our initial public offering and the search for a suitable business combination. As of the date of this filing, we have not acquired any business operations and have no operations generating revenue.

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

Recent Developments

Initial Public Offering

A registration statement for our initial public offering was declared effective on July 28, 2005. On August 3, 2005, we sold 9,000,000 units in the initial public offering. On August 16, 2005, we sold an additional 400,000 units pursuant to the overallotment option granted to the underwriters in our initial public offering. Each of our units consisted of one share of our common stock, $.0001 par value per share, and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $6.00 on the later of (i) July 28, 2006 or (ii) the consummation of a business combination, and such warrants expire on the earlier of (i) July 27, 2009 or (ii) their redemption. We received gross proceeds of approximately $75,200,000 from our initial public offering (including exercise of the overallotment option) of which $67,928,000 were placed in trust.

On July 29, 2005, our units commenced trading on the American Stock Exchange under the symbol "HAQ.U". On October 6, 2005, our units ceased trading and our common stock and warrants commenced separately trading on the American Stock Exchange under the symbols "HAQ" and "HAQ.WT", respectively. Our Common Stock and warrants continue to trade.

Acquisitions under 10b5-1 Plans of Our Executives

Pursuant to an agreement with the representative of the underwriters in our initial public offering, and subject to Rule 10b5-1 purchase plans, our officers acquired an aggregate of 354,900 of our warrants in open-market transactions during the fourth quarter of 2005. The purchases were as follows:

John Pappajohn	141,960 warrants

Derace L. Schaffer	141,960 warrants

Matthew P. Kinley	70,980 warrants

No purchases were made during fiscal year 2006.

Our Activities since Completion of our Initial Public Offering

During the period from the completion of our initial public offering through the execution of the Merger Agreement with PharmAthene Inc described below, we contacted those industry professionals who we believed could be of strategic assistance in sourcing potential deals for us, including investment bankers, business consultants, accountants and lawyers. Through the relationships of our board of directors, officers and directors and senior advisors, we also made contact with certain large national and international concerns to determine if they had any interest in divesting any of their existing businesses or operations. We also sought out owners and institutional owners of healthcare industry businesses and investment bankers or business brokerage companies that are active in the healthcare industry.

Merger Agreement with PharmAthene, Inc.

On January 19, 2007, we and our wholly-owned subsidiary, PAI Acquisition Corp., also a Delaware corporation (“PAI”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PharmAthene, Inc., a Delaware corporation (“PharmAthene”), pursuant to which PAI will merge into PharmAthene and PharmAthene will become a wholly-owned subsidiary of HAQ.  Following consummation of the merger, it is anticipated that HAQ will change its name to PharmAthene, Inc.  Because HAQ has no other operating business, following the merger, PharmAthene will effectively become a public company.  PharmAthene is headquartered in Annapolis, Maryland, and has a subsidiary located in Montreal, Canada.

We have filed a preliminary proxy statement with the SEC with respect to the transaction with PharmAthene on February 9, 2007. As of the date of the filing of this Form 10-K, the final proxy statement has not been completed. We have summarized the terms of the transaction below. Investors are urged to review the preliminary proxy statement and final proxy statement, when completed, in their entirety. A more complete description of the transactions described above, including exhibits related thereto such as the Merger Agreement, is included in a Form 8-K filed on January 19, 2007, a Form 8-K/A filed on January 25, 2007, as well as the Preliminary Proxy Statement on Schedule 14A filed on February 9, 2007. We will be scheduling a stockholder meeting following completion of the proxy statement.

The proxy statement seeks approval of the following matters:

•	the proposed merger with PharmAthene;

•
the amendment to our  amended and restated certificate of incorporation to: (i) change our name from “Healthcare Acquisition Corp.” to “PharmAthene, Inc.”; (ii) remove certain provisions containing procedural and approval requirements applicable to us prior to the consummation of the business combination that will no longer be operative after the consummation of the merger; and (iii) grant to holders of convertible promissory notes issued in the merger the right to designate three members to our board of directors for so long as at least 30% of the original face value of such notes remain outstanding;

•	the adoption of a Long-Term Incentive Plan pursuant to which we will reserve 3,500,000 shares of common stock for issuance pursuant; and

•	such other business as may properly come before the meeting or any adjournment or postponement thereof.

Under the terms of HAQ’s amended and restated certificate of incorporation, because HAQ has entered into the Merger Agreement, HAQ now has until August 3, 2007 to complete its business combination, having satisfied the criteria for extension of time to complete a transaction set forth in its amended and restated certificate of incorporation.

The Merger Agreement provides that by virtue of the merger, and subject to certain adjustments as hereafter described, PharmAthene stockholders and noteholders will receive:

(i)	an aggregate of 12,500,000 shares of HAQ common stock;

(ii)	$12,500,000 in 8% convertible notes of HAQ in exchange for $11,800,000 of currently-outstanding 8% convertible PharmAthene notes, pursuant to a Note Exchange Agreement; and

(iii)	up to $10,000,000 in milestone payments (if certain conditions are met),

in exchange for all of the issued and outstanding capital stock of PharmAthene. HAQ is also assuming certain outstanding vested and unvested options and warrants, which shall be exchanged into options and warrants of HAQ on economically equivalent terms. The 12,500,000 shares of HAQ common stock issued as merger consideration will not increase due to the vesting, issuance or exercise of any options or warrants of PharmAthene or the assumption of the PharmAthene options and warrants and the actual number of shares of HAQ common stock ultimately issued may be less to the extent options and warrants are not exercised.

A requisite majority of PharmAthene’s securityholders have consented to the merger and the merger agreement and have agreed among themselves to the allocation of the merger consideration. A form of the Note Exchange Agreement, to be executed at closing, and a form of the 8% Convertible Note, to be issued at closing, have been agreed upon and were filed as exhibits to the proxy statement filing. Further, the stockholders and note holders of PharmAthene have agreed to a lockup of the shares issuable to them in the merger under which lockup 50% of the shares will be released after six months and the remaining shares will be released after 12 months. HAQ has agreed to register the shares issuable to the PharmaAthen stockholders and note holders following the closing.

Overview of the Healthcare Industry

The healthcare industry constitutes one of the largest segments of the United States economy. According to the Centers for Medicare and Medicaid Services, or CMS, healthcare expenditures have increased from $245.8 billion in 1980 to a forecasted $2.12 trillion in 2006, representing a Compound Annual Growth Rate, or CAGR, of 8.6%. Further, in 2003, approximately 64% of total healthcare expenditures were spent on the following categories: hospital care (31%), physician and clinical services (23%) and prescription drugs (10%). In 2003, healthcare expenditures totaled $1.7 trillion (or $5,800 per American) and accounted for 15.3% of Gross Domestic Product, or GDP, which outpaced overall economic growth by 3%. In the future, national health expenditures are projected to reach $3.6 trillion by 2014, representing a CAGR of 7.4% over the next ten years. Health spending is projected to reach 18.7% of GDP by 2014.

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

EXPANDING AND AGING POPULATION. According to U.S. Census Bureau estimates, in 2005 the American population was approximately 296 million and growing. Simultaneously, we are witnessing the "graying of America", whereby the elderly population is increasing more rapidly than the rest of the population and represents the largest users of healthcare services. According to the U.S. Census Bureau, approximately 12% of the U.S. population was over-65 in 2003 and was forecasted to account for roughly 20% of the population by 2030. By 2010, the number of people in the United States between the ages of 40 and 60 is expected to grow from roughly 58 million to more than 64 million.

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

Our Management Team as of December 31, 2006

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

Mr. Kinley, our president and treasurer, has been involved in the financing and development of more than twenty companies with Mr. Pappajohn in the past twelve years. Mr. Kinley has worked with Dr. Schaffer for more than twelve years on healthcare services and technology companies. Mr. Kinley has also held various positions at KPMG Peat Marwick, working on tax, audit and merger and acquisition issues.

Acquisition Activities and Strategy During Fiscal 2006

As of December 31, 2006, we were not engaged in any substantive commercial business.

During fiscal 2006, target business candidates were brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who present solicited or unsolicited proposals. Our officers and directors as well as their affiliates also brought to our attention target business candidates. We did not, and will not, pay any of our existing officers, directors or our stockholders prior to our initial public offering or any entity with which they are affiliated any finder's fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. We will not enter into any business combinations with any affiliates of our initial stockholders, officers or directors.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of such acquisition, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, (including any such target business that may have international operations or assets) our management considered, among other factors, the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry into other industries;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

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

In connection with our proposed acquisition of PharmAthene, our board of directors considered a wide variety of factors in addition to those listed above. In light of the complexity of those factors, our board of directors, as a whole, did not consider it practicable to, nor did it attempt to, quantify or otherwise assign relative weights to the specific factors it considered in reaching its decision. Individual members of our board of directors may have given different weight to different factors.

Our board of directors considered the nature of PharmAthene’s business and assets, its current capitalization and resulting operating losses, the extent of the liabilities to be assumed and the factors below, in reaching its determination that the Merger is in the best interests of our stockholders and to approve the merger and enter into the Merger Agreement.

In considering the merger, our board of directors gave consideration to the following positive factors:

•
PharmAthene has a strong presence and commitment to the development of products for use in the defense against agents of biological warfare. We expect the strong development and commercialization capabilities of PharmAthene together with its research capabilities will create an expanded biodefense platform with the possibility for multiple procurement stage products and near term revenue opportunities;

•	PharmAthene is a leading company in the biodefense industry. The biodefense industry is a significant market in the U.S. and abroad due to the threat of biological warfare;

•	the biodefense industry has been identified by the U.S. government as a priority evidenced by the enactment of Project Bioshield with funding targets of $5.6 billion over 10 years;

•	PharmAthene has two leading products, Valortim and Protexia that may provide significant revenues to the combined company; and

•	PharmAthene has an experienced management team including David P. Wright, Pharmathene’s Chief Executive Officer that has participated in the development and marketing of many successful drug launches.

•	PharmAthene has been awarded U.S. government contracts;

•	PharmAthene’s business strategy;

•	PharmAthene’s financial results, including potential for revenue growth and operating margins;

•	PharmAthene’s competitive position;

•	the industry dynamics, including barriers to entry;

•	the regulatory environment for PharmAthene;

•	acquisition opportunities in the industry;

•	the valuation of comparable companies;

•
the experience of our management, in particular, Mr. Pappajohn and Dr. Schaffer, in building, consolidating and investing in similar businesses in the U.S. including relationships we could introduce to PharmAthene to potentially enhance its growth; and

•	the involvement of certain of the stockholders and noteholders of PharmAthene, who we believe represent strong long term investors with experience in venture transactions and growth companies.

Fair market value of target business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business is determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. We believe that the proposed acquisition of PharmAthene satisfies this standard.

Our board of directors has determined that the total aggregate purchase price for PharmAthene is at least equal to a fair market value of $110 million  (assuming our common stock is valued at $7.75 per share). This determination was based on an analysis of PharmAthene’s current and projected revenue and EBITDA, as compared to other publicly-traded businesses of a similar nature and the acquisition multiples for other similar transactions in the biodefense industry that have recently been publicly announced or completed. The range of the fair market value exceeds $56.6 million, which is 80% of our net asset value of approximately $70.7 million as of December 31, 2006.

If our board was unable to independently determine that the target business had a sufficient fair market value, we would have obtained an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Any opinion, if obtained, would merely have stated that fair market value meets the 80% of net assets threshold. We are not required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

The terms of the proposed merger were determined based upon arms-length negotiations between HAQ and PharmAthene, who had no prior dealings. Under the circumstances, our board of directors believes that the total consideration to be paid appropriately reflects the fair market value of PharmAthene. In light of the financial background and experience of several members of our management and board of directors, our board also believes it is qualified to determine whether the merger meets this requirement. Since our board of directors has determined that the fair market value of the assets being purchased is substantially greater than 80% of our net assets, we have not sought or obtained an outside fairness or valuation advisor’s opinion with regard to as to whether the 80% test has been met.

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

In connection with the vote required for any business combination, all persons who were stockholders prior to our initial public offering, including all of our officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders. This voting arrangement does not apply to shares purchased following our initial public offering in the open market by such persons, and with respect to shares so acquired by such persons; such stockholders may vote against a proposed business combination and exercise their conversion rights in the event that the business combination transaction is approved. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in our initial public offering exercise their conversion rights. Voting against the business combination alone will not result in conversion of a stockholder's shares into a pro rata share of the trust fund. Such stockholder must have also exercised its conversion rights described below.

We have filed a preliminary proxy statement with the SEC with respect to the transaction with PharmAthene, and we plan to schedule a meeting of our stockholders to approve the merger and certain related transactions, as indicated above.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our initial public offering. Without taking into any account interest earned on the trust fund, the initial per-share conversion price would be $7.23 or $0.77 less than the per-unit offering price of $8.00. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust fund still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders, owning 20% or more of the shares sold in our initial public offering, exercise their conversion rights.

Because the initial per share conversion price is $7.23 per share (plus any interest), which is lower than the $8.00 per unit price paid in our initial public offering and which may be lower than the market price of the common stock on the date of the conversion, there may be a disincentive on the part of public stockholders to exercise their conversion rights. The term public stockholders means the holders of common stock sold as part of the units in our initial public offering or in the open market.

Liquidation if no business combination

If we do not complete a business combination by August 3, 2007, we will be dissolved and will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. Our stockholders have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to our initial public offering. There will be no distribution from the trust fund with respect to our warrants, which will expire worthless.

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

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of our initial public offering, but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. The agreement with Pharmathene qualified us to extend the period in which we may consummate a business combination for this additional six-month period. If we are unable to do so by August 3, 2007, we will then liquidate. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our public stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the 24-month period.

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

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, which refer to our business and operations as of December 31, 2006, together with the other information contained in this annual report on Form 10-K before making a decision to invest in our securities. If any of the events described herein occur, our business, financial conditions, and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

RISKS ASSOCIATED WITH OUR POTENTIAL BUSINESS

With respect to the proposed acquisition of PharmAthene, we refer you to the preliminary proxy statement filed with the SEC (and final proxy statement once it has been approved) for a discussion of the material risks applicable to the business and operations of PharmAthene.

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

Based upon publicly available information as of the date of this filing, approximately 85 similarly structured blank check companies have completed initial public offerings since August 2003 and numerous others have filed registration statements. Of these companies, only 19 companies have consummated a business combination, while 24 other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination. Accordingly, there are approximately 38 blank check companies with approximately $3.1 billion in trust that are seeking to carry out a business plan similar to our business plan. While some of those companies have specific industries that they must complete a business combination in, a number of them may consummate a business combination in any industry they choose. We may therefore be subject to competition from these and other companies seeking to consummate a business plan similar to ours which will, as a result, increase demand for privately-held companies to combine with companies structured similarly to ours. Further, the fact that only 19 such companies have completed a business combination and 24 such companies have entered into a definitive agreement for a business combination may be an indication that there are only a limited number of attractive target businesses available to such entities or that many privately-held target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.

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

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. As of the date hereof, there are 78,500,000 authorized but un-issued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the underwriters warrants) and all of the 1,000,000 shares of preferred stock available for issuance. We will issue a substantial number of additional shares of our common stock to complete our proposed business combination with PharmAthene. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of current investors in our securities;

•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Additionally, the healthcare industry is capital intensive, traditionally using substantial amounts of indebtedness to finance acquisitions, capital expenditures and working capital needs. If we finance the purchase of assets or operations through the issuance of debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•
our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

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

Our officers and directors may in the future become affiliated with other entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Further, certain of our officers and directors are currently involved in other businesses that are similar to the business activities that we intend to conduct following a business combination. Due to these existing affiliations, they have prior fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, they have conflicts of interest in determining to which entity a particular business opportunity should be presented.

ALL OF OUR DIRECTORS OWN SHARES OF OUR SECURITIES WHICH WILL NOT PARTICIPATE IN LIQUIDATION DISTRIBUTIONS AND THEREFORE THEY MAY HAVE A CONFLICT OF INTEREST IN DETERMINING WHETHER A PARTICULAR TARGET BUSINESS IS APPROPRIATE FOR A BUSINESS COMBINATION.

All of our directors own shares of common stock in our company which were issued prior to our initial public offering, but have waived their right to receive distributions with respect to those shares upon our liquidation if we are unable to complete a business combination. Additionally, our chairman, chief executive officer, president and one of our directors have purchased an aggregate of 366,900 warrants on the open market. Other than with respect to 12,000 warrants purchased by one of our directors, these warrants will not be sold until the consummation of a business combination. The shares and warrants owned by these directors will be worthless if we do not consummate a business combination. The personal and financial interests of these directors may influence their motivation in identifying and selecting a target business and completing a business combination in a timely manner. Consequently, these directors' discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders' best interest.

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

IT IS PROBABLE THAT WE WILL ONLY BE ABLE TO COMPLETE ONE BUSINESS COMBINATION, WHICH WILL CAUSE US TO BE SOLELY DEPENDENT ON A SINGLE BUSINESS.

The gross proceeds from our initial public offering, including the exercise of a portion of the overallotment option were approximately $75,200,000, of which $67,928,000 was placed in trust for use in consummating a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, it is probable that we will have the ability to complete only a single business combination, although this may entail the simultaneous acquisitions of several assets or closely related operating businesses at the same time. Accordingly, the prospects for our ability to effect our business strategy may be:

•	solely dependent upon the performance of a single business; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Upon consummation of our offering, persons who were stockholders prior to our initial public offering (including all of our officers and directors) collectively owned 19.3% of our issued and outstanding shares of common stock, not including an aggregate of 366,900 warrants purchased on the open market by our chairman, chief executive officer, president and one of our directors, which are not currently exercisable.  Other than with respect to 12,000 warrants purchased by one of our directors, these warrants cannot be sold until after consummation of a business combination.

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

Persons who were stockholders prior to our initial public offering are entitled to require us to register the resale of their shares of common stock at any time after the date on which their shares are released from escrow, which, except in limited circumstances, will not be before August 3, 2009. If such stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 2,250,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

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

If the American Stock Exchange de-lists our securities from trading on its exchange and we are not able to list our securities on another exchange or to have them quoted on NASDAQ, our securities could be quoted on the OTC Bulletin Board, or "pink sheets". As a result, we could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•
a determination that our common stock is a "penny stock" which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

If at any time our securities are no longer listed on the American Stock Exchange or another exchange or quoted on NASDAQ and we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the "penny stock" rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser's written agreement to a transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser's legal remedies; and

•
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

IF WE ARE DEEMED TO BE AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940, OUR ACTIVITIES MAY BE RESTRICTED WHICH, AMONG OTHER PROBLEMS, MAY MAKE IT DIFFICULT FOR US TO COMPLETE A BUSINESS COMBINATION. SUCH RESTRICTIONS INCLUDE:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in “government securities” with specific maturity dates, or in money market funds meeting specific requirements under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

OUR DIRECTORS MAY NOT BE CONSIDERED “INDEPENDENT” UNDER THE POLICIES OF THE NORTH AMERICAN SECURITIES ADMINISTRATORS ASSOCIATION, INC.

All of our officers or directors own shares of our common stock, and no salary or other compensation will be paid to our officers or directors for services rendered by them on our behalf prior to or in connection with a business combination. We believe that two members of our board of directors are "independent" as that term is commonly used. However, under the policies of the North American Securities Administrators Association, Inc., because our directors may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, state securities administrators could take the position that such individuals are not "independent." If this were the case, they would take the position that we would not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not two of them are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by the public stockholders.

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

•	less developed healthcare infrastructures and generally higher costs;

•
difficulty in obtaining the necessary healthcare regulatory approvals for any potential expansion, and the possibility that any approvals that may be obtained would impose restrictions on the operation of the our business;

•	the inability to manage and coordinate the healthcare regulatory requirements of multiple jurisdictions that are constantly evolving and subject to unexpected change;

•	difficulties in staffing and managing foreign operations;

•	fluctuations in exchange rates;

•	reduced or no protection for intellectual property rights; and

•	potentially adverse tax consequences.

Our inability to manage these risks effectively could adversely affect our proposed business and limit our ability to expand our operations, which would have a material adverse effect on the our business, financial condition and results of operations.

OUR STOCKHOLDERS MAY BE HELD LIABLE FOR CLAIMS BY THIRD PARTIES AGAINST US TO THE EXTENT OF DISTRIBUTIONS RECEIVED BY THEM.

We will dissolve and liquidate if we do not complete a business combination by August 3, 2007. Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and liquidation, we do not intend to comply with those procedures. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. We intend to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust is minimal. However, because we will not be complying with Section 280, our public stockholders could potentially be liable for any claims to the extent of distributions received by them in dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our public stockholders amounts owed to them by us.

WE WILL DISSOLVE AND LIQUIDATE IF WE DO NOT CONSUMMATE A BUSINESS COMBINATION.

Pursuant to our amended and restated certificate of incorporation, if we do not complete a business combination by August 3, 2007, we will dissolve, liquidate and wind up. We view this obligation to dissolve and liquidate as an obligation to our public stockholders and neither we nor our board of directors will take any action to amend or waive any provision of our certificate of incorporation to allow us to survive for a longer period of time if it does not appear we will be able to consummate a business combination within the foregoing time periods. Upon dissolution, we will distribute to all of our public stockholders, in proportion to their respective equity interest, an aggregate sum equal to the amount in the trust account (net of taxes payable). Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to their initial shares and have agreed to vote in favor of any plan of dissolution and liquidation which we will present to our stockholders for vote. There will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of our dissolution and liquidation of the trust account from our remaining assets outside of the trust fund, and we estimate such costs to be between $50,000 and $75,000. Upon notice from us, the trustee of the trust account will liquidate the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders as part of our stockholder-approved plan of dissolution and liquidation. Concurrently, we shall pay, or reserve for payment, from funds held outside of the trust account if available, our liabilities and obligations, although we cannot give you assurances that there will be sufficient funds for such purpose. The amounts held in the trust account may be subject to claims by third parties, such as vendors, prospective target business or other entities, if we do not obtain waivers in advance from such third parties prior to such parties providing us with services or entering into arrangements with them.

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

RISKS ASSOCIATED WITH THE HEALTHCARE INDUSTRY

With respect to the proposed acquisition of PharmAthene, we refer you to the preliminary proxy statement filed with the SEC (and final proxy statement once it has been approved) for a discussion of the material risks applicable to the industry in which PharmAthene operates.

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

We believe that our prospective business will be extensively regulated by the federal government and any states in which we decide to operate. The laws and regulations governing our operations, if any, are generally intended to benefit and protect persons other than our stockholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations along with the terms of any government contracts we may enter into would regulate how we do business, what products and services we could offer, and how we would interact with the public. These laws and regulations, and their interpretations, are subject to frequent change. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or regulations could reduce our revenue, if any, by:

•	imposing additional capital requirements;

•	increasing our liability;

•	increasing our administrative and other costs;

•	increasing or decreasing mandated benefits;

•	forcing us to restructure our relationships with providers; or

•	requiring us to implement additional or different programs and systems.

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

We may rely significantly on our ability to attract and retain qualified healthcare professionals who possess the skills, experience and licenses necessary to meet the certification requirements and the requirements of the hospitals, nursing homes and other healthcare facilities with which we may work, as well as the requirements of applicable state and federal governing bodies. We will compete for qualified healthcare professionals with hospitals, nursing homes and other healthcare organizations. Currently, for example, there is a shortage of qualified nurses in most areas of the United States. Therefore, competition for nursing personnel is increasing, and nurses’ salaries and benefits have risen. This may also occur with respect to other healthcare professionals on whom our business may become dependent.

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

We may receive fixed payments for our prospective products or services based on the level of service or care that we provide. Accordingly, our revenue may be largely dependent on our ability to manage costs of providing any products or services and to maintain a client base. We may become susceptible to situations where our clients may require more extensive and therefore more expensive products or services than we may be able to profitably deliver. Although Medicare, Medicaid and certain third-party payers currently provide for an annual adjustment of various payment rates based on the increase or decrease of the medical care expenditure category of the Consumer Price Index, these increases have historically been less than actual inflation. If these annual adjustments were eliminated or reduced, or if our costs of providing our products or services increased more than the annual adjustment, any revenue stream we may generate would be negatively impacted.

WE MAY DEPEND ON PAYMENTS FROM THIRD-PARTY PAYORS, INCLUDING MANAGED CARE ORGANIZATIONS. IF THESE PAYMENTS ARE REDUCED, ELIMINATED OR DELAYED, OUR PROSPECTIVE REVENUES COULD BE ADVERSELY AFFECTED.

We may be dependent upon private sources of payment for any of our potential products or services. Any amounts that we may receive in payment for such products and services may be adversely affected by market and cost factors as well as other factors over which we have no control, including regulations and cost containment and utilization decisions and reduced reimbursement schedules of third-party payers. Any reductions in such payments, to the extent that we could not recoup them elsewhere, would have a material adverse effect on our prospective business and results of operations. Additionally, delays in any such payments, whether as a result of disputes or for any other reason, would have a material adverse effect on our prospective business and results of operations.

MEDICAL REVIEWS AND AUDITS BY GOVERNMENTAL AND PRIVATE PAYORS COULD RESULT IN MATERIAL PAYMENT RECOUPMENTS AND PAYMENT DENIALS, WHICH COULD NEGATIVELY IMPACT OUR BUSINESS.

Medicare fiscal intermediaries and other payers may periodically conduct pre-payment or post-payment medical reviews or other audits of our prospective products or services. In order to conduct these reviews, the payer would request documentation from us and then review that documentation to determine compliance with applicable rules and regulations, including the documentation of any products or services that we might provide. We cannot predict whether medical reviews or similar audits by federal or state agencies or commercial payers of such products or services will result in material recipients or denials, which could have a material adverse effect on our financial condition and results of operations.

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

In the United States, medical devices must be:

•	manufactured in registered and quality approved establishments by the FDA; and

•	produced in accordance with the FDA Quality System Regulation ("QSR") for medical devices.

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

Additionally, our potential products may be subject to regulation by similar agencies in other states and foreign countries. Compliance with such laws or regulations, including any new laws or regulations in connection any potential products developed by us, might impose additional costs on us or marketing impediments on such products which could adversely affect our revenues and increase our expenses. The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

•	warning letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusal of requests for 510(k) clearance or pre-market approval of new products, new intended uses, or modifications to existing products;

•	withdrawal of 510(k) clearance or pre-market approvals previously granted; and

•	criminal prosecution.

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

Government Regulation

Although as of December 31, 2006, we had not entered into any agreement to acquire any operating business, we believe that any prospective business we may acquire will be extensively regulated by the federal government and any states in which we decide to operate. With respect to the proposed acquisition of PharmAthene, we refer you to the preliminary proxy statement filed with the SEC (and final proxy statement once it has been approved) for a discussion of the potential laws and regulations which will govern our operations, if any, once the PharmAthene transaction is completed. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations along with the terms of any government contracts we may enter into would regulate how we do business, what products and services we could offer, and how we would interact with the public. These laws and regulations, and their interpretations, are subject to frequent change. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or regulations could reduce our revenue, if any, by:

•	imposing additional capital requirements;

•	increasing our liability;

•	increasing our administrative and other costs;

•	increasing or decreasing mandated benefits;

•	forcing us to restructure our relationships with providers; or

•	requiring us to implement additional or different programs and systems.

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

In the United States, medical devices must be:

•	manufactured in registered and quality approved establishments by the FDA; and

•	produced in accordance with the FDA Quality System Regulation, or QSR, for medical devices.

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

Employees

As of December 31, 2006, we had three officers, all of whom are also members of our board of directors, and no other employees. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate, although we expect such individuals to devote an average of approximately ten hours per week to our business. Our officers have devoted a significant amount of time to the proposed acquisition with PharmAthene. We do not intend to have any full time employees prior to the consummation of a business combination.

Item 1B. Unresolved Staff Comments

Not applicable as of December 31, 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal period ended December 31, 2006.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since July 29, 2005, our units, and after their split on October 6, 2005, our shares of common stock and warrants, have all traded on the American Stock Exchange under the symbols "HAQ.U", "HAQ," and "HAQ.WT", respectively. On October 6, 2005, our units ceased trading separately. Prior to July 29, 2005, there was no established public trading market for our common stock.

The closing high and low sales prices of our units, common stock, and warrants as reported by the American Stock Exchange, for the quarters indicated are as follows:

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2005:
Third Quarter	N/A	N/A	N/A	N/A	$8.35	$7.80
Fourth Quarter	$7.20	$6.75	$1.75	$0.95	$8.15	$8.02

2006:
First Quarter	$9.08	$6.96	$2.40	$1.41	N/A	N/A
Second Quarter	$8.35	$7.54	$2.30	$1.82	N/A	N/A
Third Quarter	$8.35	$7.17	$1.95	$1.06	N/A	N/A
Fourth Quarter	$7.44	$7.10	$1.28	$0.78	N/A	N/A

As of March 26, 2007, there were six stockholders of record of our common stock and one holder of record of our warrants. Such numbers do not include beneficial owners holding shares or warrants through nominee names.

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

Our net proceeds from our initial public offering are as set forth in the following table:

USE OF PROCEEDS

The net proceeds of this offering will be as set forth in the following table:

Gross proceeds	$75,200,000
Offering expenses
Underwriting discount (1) (2)	$4,512,000
Underwriting non-accountable expense
allowance (3)	$720,000
Legal fees and expenses (including blue
sky services and expenses)	$200,000
Miscellaneous expenses	$45,251
Printing and engraving expenses	$50,000
Accounting fees and expenses	$25,000
SEC registration fee	$17,981
NASD registration fee	$15,778
AMEX Listing Fees	$75,000
Initial trustee’s fee	$1,000
D&O Insurance	$70,000

Net Proceeds
Held in trust (2)	$67,928,000
Not held in trust	$1,540,000
Total net proceeds	$69,468,000

Use of new proceeds not held in trust
Legal, accounting and other expenses attendant to the due
diligence investigation, structuring and negotiation
of a business combination	$200,000

Payment of administrative services and support ($7,500 per month
for 24 months)	$180,000
Due diligence of prospective target business	$600,000
Legal and accounting fees relating to SEC reporting obligations	$50,000
Working capital and services	$510,000
Total	$1,540,000

(1)	Consists of an underwriting discount of 6% of the gross proceeds of our initial public offering (including any units sold to cover overallotments).

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

We have agreed to pay Equity Dynamics, Inc., an affiliated third party of which Mr. Pappajohn is the President and principal stockholder, and Mr. Kinley a Senior Vice President, approximately $7,500 per month for office space and certain additional general and administrative services. A prior arrangement with an affiliate of our Chief Executive Officer, Derace Schaffer, M.D., pursuant to which we paid $1,500 a month for office space and certain general and administrative services, as a portion of the $7,500, was terminated on December 31, 2005. As of December 31, 2006, approximately $127,500 was paid pursuant to these arrangements.

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

Prior to the closing of a business combination, we have agreed to obtain keyman life insurance in the amount of $3,000,000 in the aggregate on the lives of certain members of our management for a three year period. Based on current estimates, the premium for such life insurance policies, of which we will be the sole beneficiary, is expected to be approximately $5,000 per year. Effective January of 2006, keyman life insurance was obtained for Matt Kinley and Derace Schaffer in the amount of $1,500,000 each.

We intend to use the excess working capital (approximately $510,000) being held in reserve in the event due diligence, legal, accounting and other expenses of structuring and negotiating business combinations exceed our estimates, as well as for reimbursement of any out-of-pocket expenses incurred by persons who were stockholders prior to our initial public offering in connection with activities on our behalf as described below. We expect that due diligence of prospective target businesses will be performed by some or all of our officers and directors and may include engaging market research firms and/or third party consultants. Our officers and directors do not receive any compensation for their due diligence of prospective target businesses, but are reimbursed for any out-of-pocket expenses (such as travel expenses) incurred in connection with such due diligence activities. As of December 31, 2006, we have reimbursed an aggregate of $158,323 to such persons. We believe that the excess working capital will be sufficient to cover the foregoing expenses and reimbursement costs.

Mr. Pappajohn, Dr. Schaffer and Mr. Kinley loaned us a total of $250,000 which was used to pay a portion of the expenses of the initial public offering, such as SEC registration fees, NASD registration fees, AMEX listing fees and legal and accounting fees and expenses. These loans were repaid out of the net proceeds of our initial public offering not placed in trust.

The net proceeds of the initial public offering not held in the trust fund and not immediately required for the purposes set forth above may only be invested by the trust agent in "government securities" with specific maturity dates, or in money market funds meeting specific requirements under the Investment Company Act of 1940, in each case in such a manner that we are not deemed to be an investment company under the Investment Company Act. As of December 31, 2006, there was $70,887,371 held in the trust fund, including interest earned on the initial deposit.

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

	For the Year Ended December 31, 2006	For the Period from April 25, 2005 (inception) to December 31, 2005	For the Period from April 25, 2005 (inception) to December 31, 2006
Income Statement Data

Loss from operations	$(644,378)	$(260,779)	$(905,157)
Investment income	1,847,712	586,074	2,433,786

Income before provision for income taxes	1,203,334	325,295	1,528,629
Provision for income taxes	187,000	48,000	235,000

Net income	$1,016,334	$277,295	$1,293,629

Basic earnings per share	$0.09	$0.04

Diluted earnings per share	$0.07	$0.03

Weighted average basic shares outstanding	11,650,000	7,869,200

Weighted average diluted shares oustanding	13,634,353	8,323,201

	December 31, 2006	December 31, 2005
Balance sheet data

Cash	$675,305	$1,398,181
Investments held in trust	70,887,371	68,636,069
Other current assets	176,068	52,500

Total assets	$71,738,744	$70,086,750

Total liabilities	1,046,195	410,535
Common stock, subject to possible redemption	13,578,807	13,578,807
Total stockholders' equity	57,113,742	56,097,408

Total liabilities and stockholders' equity	$71,738,744	$70,086,750

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On August 3, 2005, we consummated our initial public offering of 9,000,000 units. On August 16, 2005, we consummated the closing of an additional 400,000 units that were subject to the underwriters’ over-allotment option. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-14 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management carried out an evaluation, with the participation of Derace L. Schaffer, M.D., our principal executive officer, and Matthew P. Kinley, our principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, Dr. Schaffer and Mr. Kinley concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Our directors and executive officers as of December 31, 2006, were as follows:

NAME	AGE	POSITION
John Pappajohn	78	Chairman of the Board and Secretary

Derace L. Schaffer, M.D	58	Vice Chairman and Chief Executive Officer

Matthew P. Kinley	39	President, Treasurer and Director

Edward B. Berger	77	Director

Wayne A. Schellhammer	54	Director

JOHN PAPPAJOHN has served as our chairman and secretary since April 2005. Since 1969, Mr. Pappajohn has been the President and principal stockholder of Equity Dynamics, Inc., a financial consulting firm, and the sole owner of Pappajohn Capital Resources, a venture capital firm. He also serves as a director of the following public companies: Allion Healthcare, Inc., American CareSource Holdings, Inc., MC Informatics, Inc., Conmed Healthcare Management, Inc. and Patient Infosystems, Inc. Mr. Pappajohn has been an active private equity investor in healthcare companies for more than 30 years and has served as a director of more than 40 public companies. Mr. Pappajohn has been a founder in several public healthcare companies such as Caremark Rx, Inc., Quantum Health Resources, and Radiologix, Inc. Mr. Pappajohn and Dr. Schaffer have worked together for more than fifteen years on a variety of healthcare companies, and they have co-founded Allion Healthcare, Inc., Patient Infosystems, Inc., and Radiologix, Inc., all of which are public companies. In addition, Mr. Pappajohn and Dr. Schaffer have worked together on many private healthcare companies, such as Logisticare, Inc. and Source Medical Inc. Mr. Pappajohn received his B.S.C. from the University of Iowa.

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

MATTHEW P. KINLEY has served as our president, treasurer and a director since April 2005. Since 1995, he has served as Senior Vice President of Equity Dynamics, Inc., a financial consulting firm, and Pappajohn Capital Resources, a venture capital firm, both owned by John Pappajohn. Mr. Kinley has been involved in the financing and development of more than 20 companies with Mr. Pappajohn in the past twelve years. Mr. Kinley has worked with Dr. Schaffer for more than twelve years on healthcare services and technology companies. From 1990 through 1995, Mr. Kinley was manager and held various positions at KPMG Peat Marwick, working on tax, audit and merger and acquisition issues. Mr. Kinley received his B.A. in Business, with highest honors, from the University of Northern Iowa in May 1990.

EDWARD B. BERGER has served as a director since April 2005. Mr. Berger is the Chief Executive Officer and director of CardSystems Solutions Inc. He is a director of Compass Bank of Tucson, Arizona. Mr. Berger is Chairman of the Board of the board of directors and a member of the audit committee of American CareSource Holdings and a director and a member of the audit committee of Conmed Healthcare Management, Inc. both public companies. Mr. Berger has extensive healthcare experience: past President and CEO of Palo Verde Hospital; past President and member of the Board of Trustees of Kino Community Hospital; past member of the Long Range Planning Committee of Tucson Medical Center, all in Tucson, AZ. Mr. Berger is currently an Adjunct Professor in Political Science at Pima Community College and is the Chairman of the MBA Advisory Council, Eller Graduate School of Management at the University of Arizona. He has been admitted to practice law before the U.S. Supreme Court, U.S. Court of Appeals for the 9th Circuit and the U.S. District Court-Arizona. He is admitted to the New York Bar, the Arizona Bar and the District of Columbia Bar. Mr. Berger received his Juris Doctor degree from New York Law School. Mr. Berger is a member of both our Audit Committee and our Nominating Committee.

WAYNE A. SCHELLHAMMER has served as a director since June 2005. Mr. Schellhammer is Chairman and Chief Executive Officer of American Care Source Holdings, Inc., a public company, a position he has held since October of 2004. He served as President and CEO of Iowa Health Physicians, an affiliate of the Iowa Health System, for five years, as President and CEO of InTrust for five years and as Vice President of Physician Services and Payer Contracting for the Iowa Health System, a hospital and physician integrated health system, for five years. Mr. Schellhammer has also held senior executive positions with KPMG Consulting (now BearingPoint) for two years, Wellcare of New York, a subsidiary of a public company, Wellcare Health Plans, Inc., for five years, as well as a national cardiac consulting firm. He has spent a total of 30 years in the healthcare industry and is a graduate of the University of Minnesota. Mr. Schellhammer is a member of both our Audit Committee and our Nominating Committee.

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

These individuals have played a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. None of these individuals has been a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan and none of these individuals is currently affiliated with such an entity. However, we believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify and effect an acquisition although we cannot assure you that they will, in fact, be able to do so.

Dr. Schaffer, Mr. Pappajohn and Mr. Kinley may be deemed to be our “parents” and are deemed our “promoters,” as these terms are defined under the Federal securities laws.

Director Independence

Our board of directors has determined that Mr. Berger and Mr. Schellhammer are “independent directors” as defined in the American Stock Exchange listing standards and Rule 10A-3 of the Exchange Act. After the proposed merger with PharmAthene, our board of directors will consist of up to seven members, and it is anticipated that a majority of which will be considered “independent.” We expect the Board members to be John Pappajohn, Derace M. Schaffer, M.D., James Cavanaugh, Ph.D., Steven St. Peter, M.D. Elizabeth Czerepak, Joel McCleary and David Wright. Their biographies are set forth in the preliminary proxy statement filed with the SEC, which we urge you to review carefully.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Except for the Form 5 of Mr. Berger filed on February 20, 2007, all of these reports were filed in a timely manner.

Board Committees

Our board of directors established an audit committee and a nominating committee. Our board of directors adopted charters for these committees, as well as a code of conduct and ethics that governs the conduct of our directors, officers and employees.

We do not currently have a compensation committee but we expect to establish a compensation committee as soon as practicable after the consummation of the merger. Pursuant to Section 805 of the AMEX Company Guide, compensation of our Chief Executive Officer, if any, will be determined, or recommended to the Board for determination, by a majority of the independent directors on our board of directors. The Chief Executive Officer will not be present during voting or deliberations. Compensation for all other officers, if any, will be determined, or recommended to the Board for determination, by a majority of the independent directors on our board of directors. None of our officers currently receive compensation. We do not expect to pay any compensation to any of our officers until following the consummation of the merger with PharmAthene.

Under the terms of the merger, we have agreed that the holders of the 8% notes to be issued in the merger with PharmAthene shall have the right to have two persons out of the three persons on the compensation committee for as long as at least 30% of the original principal amount of the 8% notes remains outstanding.

Audit Committee

Our audit committee currently consists of Mr. Berger and Mr. Schellhammer. The independent directors we appoint to our audit committee will each be an independent member of our board of directors, as defined by the rules of the American Stock Exchange and the SEC. Each member of our audit committee will be financially literate under the current listing standards of the American Stock Exchange, and our board of directors has determined that Mr. Berger qualifies as an "audit committee financial expert," as such term is defined by SEC rules. We intend to locate and appoint at least one additional independent director on our audit committee after the consummation of the Acquisition.

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

Under the terms of the merger, we have agreed that the holders of the 8% notes to be issued in the merger with PharmAthene shall have the right to have two persons out of the three persons on the audit committee for as long as at least 30% of the original principal amount of the 8% notes remains outstanding.

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Mr. Berger and Mr. Schellhammer, each of whom is an independent director as defined by the rules of the American Stock Exchange and the SEC. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others. We intend to locate and appoint at least one additional independent director on our nominating committee after the consummation of the Acquisition.

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

Under the terms of the merger, we have agreed that the holders of the 8% notes to be issued in the merger with PharmAthene shall have the right to have two persons out of the three persons on the nominating committee for as long as at least 30% of the original principal amount of the 8% notes remains outstanding.

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

•
None of our officers and directors are required to commit their full time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

•
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

•
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

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were included by a target business as a condition to any agreement with respect to a business combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation's line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

To the extent that they identify business opportunities that may be suitable for the entities to which they owe a fiduciary obligation, our officers and directors will honor those fiduciary obligations. Accordingly, they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe a fiduciary obligation and any successors to such entities have declined to accept such opportunities. Additionally, certain of our directors and officers are directors of companies, both public and private, which may perform business activities in the healthcare industry similar to those which we may perform after consummating a business combination. Mr. Pappajohn is a director of the following such public companies: Patient Infosystems, Inc., Allion Healthcare, Inc., Conmed Healthcare Management, Inc. and American CareSource Holdings, Inc. Mr. Pappajohn is a director of the following private company: Partners Imaging LLC. Dr. Schaffer is a director of the following such public companies: Patient Infosystems, Inc., Allion Healthcare, Inc., and American CareSource Holdings, Inc., as well as the following such private companies: Partners Imaging LLC and Source Medical Inc. Mr. Berger is a director of the following public companies: American CareSource Holdings, Inc. and Conmed Healthcare Management, Inc. Mr. Schellhammer is Chairman and Chief Executive Officer of American Care Source Holdings, Inc.

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

Item 11. Executive Compensation.

None of our executive officers or directors has received any cash compensation for services rendered. Commencing on the effective date of our initial public offering through the acquisition of a target business, we have agreed to pay Equity Dynamics, Inc., an affiliated third party of which Mr. Pappajohn (our Chairman and Secretary) is the President and principal stockholder, and Mr. Kinley (our President and Treasurer) is a Senior Vice President, approximately $7,500 per month for office space and certain additional general and administrative services. A prior arrangement with an affiliate of our Chief Executive Officer, Derace Schaffer, M.D., pursuant to which we paid $1,500 a month for office space and certain general and administrative services, as a portion of the $7,500, was terminated on December 31, 2005. During 2006, approximately $90,000 was incurred under these arrangements. This agreement is for our benefit and is not intended to provide Mr. Pappajohn compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party. Other than this $7,500 per-month fee, no compensation of any kind, including finder's and consulting fees, will be paid to any of our initial stockholders, including our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, persons who were stockholders prior to our initial public offering, including our officers and directors, will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. After the consummation of a business combination, if any, to the extent our management remains as officers of the resulting business, we anticipate that they may enter into employment agreements, the terms of which shall be negotiated and which we expect to be comparable to employment agreements with other similarly-situated companies in the healthcare industry. Further, after the consummation of a business combination, if any, to the extent our directors remain as directors of the resulting business, we anticipate that they will receive compensation comparable to directors at other similarly- situated companies in the healthcare industry. We urge you to review carefully the preliminary proxy statement filed with the SEC for more information in this regard.

Compensation Discussion and Analysis

Summary Compensation Table

The following table shows the compensation paid or accrued during the fiscal year ended December 31, 2006 to (1) our Chief Executive Officer, (2) our Chairman and Secretary, and (3) our President. As of December 31, 2006, we had no other executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Pappajohn (1)	2006	—	—	—	—	—
Chairman & Secretary

Derace L. Schaffer (2)	2006	—	—	—	—	—
Chief Executive
Officer

Matthew P. Kinley (3)	2006	—	—	—	—	—
President

(1) John Pappajohn does not receive any compensation for services provided as Chairman.

(2) Derace L. Schaffer also serves as director of the Company but does not receive any compensation for services provided as a director.

(3) Matthew P. Kinley also serves as director of the Company but does not receive any compensation for services provided as a director.

2006 Grants of Plan-Based Awards

The following table shows information regarding grants of equity awards during the fiscal year ended December 31, 2006 to the executive officers named in the Summary Compensation Table above.

Name	Grant Date	Board of Date (if Different than Grant Date)	All Option Awards: Number Securities Options (#)	Exercise Base Price of Option Awards ($/Sh)	Grant Fair Value Stock and Option Awards
John Pappajohn (1)
Chairman & Secretary	N/A	N/A	—	—	—

Derace L. Schaffer (2)
Chief Executive	N/A	N/A	—	—	—

Matthew P. Kinley (3)
President	N/A	N/A	—	—	—

Employment Agreement

 As of December 31, 2006, the Company was not a party to any formal employment agreements.

Fiscal Year 2006 Stock Option Awards

The Company did not award any stock options in 2006.

Compensation Actions in 2007

The Company has not made any bonus or salary awards for performance during 2006, nor has it approved any stock option awards for 2006 performance.

Outstanding Equity Awards at Fiscal 2006 Year-End

The following table shows grants of stock options outstanding on December 31, 2006, the last day of the fiscal year, held by each of the executive officers named in the Summary Compensation Table above.

Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Exercise	Expiration
Name	Exercisable	Unexercisable	Price ($)	Date
John Pappajohn (1)	—	—	N/A	N/A
Chairman & Secretary

Derace L. Schaffer (2)	—	—	N/A	N/A
Chief Executive Officer

Matthew P. Kinley (3)
President	—	—	N/A	N/A

2006 Option Exercises and Stock Vested

The following table shows information regarding exercises of options to purchase our common stock by the executive officers named in the Summary Compensation Table above during the fiscal year ended December 31, 2006.

Option Awards
Number of
Shares
	Acquired on	Value Realized
Name	Exercise (#)	on Exercise ($)(1)
John Pappajohn (1)	—	—
Chairman & Secretary

Derace L. Schaffer (2)
Chief Executive Officer	—	—

Matthew P. Kinley (3)	—	—
President

Pension Benefits

As of December 31, 2006, the Company did not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

As of December 31, 2006, the Company did not have any non-qualified defined contribution plans or other deferred compensation plans.

Potential Payments Upon Termination or Change in Control

As of December 31, 2006, the Company was not party to any agreements, employment or otherwise, the terms of which obligate the Company to make payments and provide benefits to the Company’s executive officers in the event of a termination of employment.

2006 Director Compensation

The following table sets forth a summary of the compensation earned by our non-employee directors in 2006:

Fees Earned
	or Paid in	Option
Name	Cash ($)	Awards ($)	Total ($)
Edward B. Berger	—	—	—
Wayne Schellhammer	—	—	—

Director Compensation Policy

The Company does not currently pay any fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Performance Graph

We have not included the performance graph index as we became a reporting company on July 28, 2005 and have not conducted any operations except to locate an acquisition candidate. We do not expect that our securities will trade at prices much different than the amounts paid for such securities in our initial public offering until such time that we complete a business combination, if we are able to do so.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 31, 2007 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by (i) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (ii) each director and (iii) all officers and directors as a group. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and nature of beneficial ownership	Percent of class
John Pappajohn (2)	882,000	7.6%
Derace L. Schaffer, M.D. (3)	882,000	7.6%
Matthew P. Kinley (4)	441,000	3.8%
Edward B. Berger (5)	22,500	*
Wayne A. Schellhammer	22,500	*
Amaranth LLC, Amaranth Advisors LLC and Nicholas M. Maounis (6)	470,200	4.0%
Sapling, LLC (7)	697,715	6.0%
Fir Tree Recovery Master Fund, LP (7)	325,115	2.8%
All directors and executive officers as group (5 persons)	2,250,000	19.3%

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

(2)	Does not include 141,960 warrants purchased on behalf of such person pursuant to the guidelines set forth in SEC Rule 10b5-1 in connection with a Rule 10b5-1 Plan. See footnote 1, above.

(3)	Does not include 141,960 warrants purchased on behalf of such person pursuant to the guidelines set forth in SEC Rule 10b5-1 in connection with a Rule 10b5-1 Plan. See footnote 1, above.

(4)	Does not include 70,980 warrants purchased on behalf of such person pursuant to the guidelines set forth in SEC Rule 10b5-1 in connection with a Rule 10b5-1 Plan. See footnote 1, above.

(5)	Does not include 12,000 warrants purchased by such person on the open market, based on information contained in a Form 5. See footnote 1, above.

(6)
Based on information contained in a Schedule 13G/A filed by Amaranth LLC, Amaranth Advisors LLC and Nicholas M. Maounis in July 2006. Amaranth LLC, Amaranth Advisors LLC and Nicholas M. Maounis have shared power to vote or to direct the vote, and shared power to dispose or direct the disposition, of 470,200 shares of our common stock. The address for each of Amaranth LLC, Amaranth Advisors LLC and Nicholas M. Maounis is One American Lane, Greenwich CT 06831

(7)
Based on information contained in a Schedule 13G filed by Sapling LLC in February 2007. Sapling may direct the vote and disposition of the 697,715 shares of Common Stock, and Fir Tree Recovery may direct the vote and disposition of 325,115 shares of Common Stock. The address of both Sapling LLC and Fir Tree Recovery is 535 Fifth Avenue, 31st Floor New York, New York 10017

All of the shares of our common stock outstanding prior to our initial public were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earliest of:

•	July 28, 2008; or

•
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

The holders of the majority of these shares will be entitled to require us, on up to two occasions, to register these shares. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain "piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

We agreed to pay Equity Dynamics, Inc., an affiliated third party of which Mr. Pappajohn is the President and principal stockholder, and Mr. Kinley a Senior Vice President, approximately $7,500 per month for office space and certain additional general and administrative services. A prior arrangement with an affiliate of our Chief Executive Officer, Derace Schaffer, M.D., pursuant to which we paid $1,500 a month for office space and certain general and administrative services, as a portion of the $7,500, was terminated on December 31, 2005. As of December 31, 2006, we have paid approximately $127,500 under these arrangements.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged. As of December 31, 2006, we have reimbursed such persons an aggregate of $118,423 in connection with these activities

Persons who were stockholders prior to our initial public offering, including our officers and directors, will not receive reimbursement for any out-of- pocket expenses incurred by them to the extent that such expenses exceed the amount in the trust fund unless the business combination is consummated and there are sufficient funds available for reimbursement after such consummation. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

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

Item 14. Principal Accounting Fees and Services

Description of Professional Services

Audit Fees. The aggregate fees for professional services rendered by LWBJ, LLP (LWBJ) for the audit of the Company's financial statements for fiscal year 2006, which includes fees related to the initial public offering and related audits, review of financial statements included in our quarterly reports on Form 10-Q, and the 2006 year end audit were approximately $26,000.

Audit-Related Fees. Audit-related fees are for assurance and related services including, among others, consultation concerning financial accounting and reporting standards. There were no aggregate fees billed for audit-related services rendered by LWBJ.

Tax Fees. Fees for professional services rendered by LWBJ for tax compliance, tax planning and tax advice for the fiscal year ended December 31, 2006 were approximately $1,500.

All Other Fees. Fees paid to LWBJ for services other than audit services and audit-related services rendered by LWBJ for the fiscal year ended December 31, 2006 were approximately $4,000.

Pre-Approval Policies

The Audit Committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent auditor. A centralized service request function is used to provide an initial assessment of requests for services by the independent auditor. The request must be specific as to the particular services to be provided. Requests approved during the initial assessment are aggregated and submitted to the Audit committee for final approval. The independent auditor may not perform services, whether associated with audit or non-audit functions, unless the services have been approved prior to their performance by the Company’s Audit Committee. Each fiscal year, the Audit Committee negotiates and pre-approves the fee for the annual audit of the Company’s Consolidated Financial Statements. Each fiscal year, the Audit Committee may also specifically pre-approve certain audit services, audit-related services, tax services and other services. At the present time, the Audit Committee has not delegated any authority for approval of any services. All audit and permissible non-audit services provided by the independent auditor have been approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

Financial Statements

December 31, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Healthcare Acquisition Corp.

We have audited the accompanying balance sheets of Healthcare Acquisition Corp. (a corporation in the development stage) as of December 31, 2006 and 2005, and the related statements of income, stockholders' equity, and cash flows for the year ended December 31, 2006 and the period from April 25, 2005 (inception) to December 31, 2005, and the period from April 25, 2005 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Acquisition Corp. (a corporation in the development stage) as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006, the period from April 25, 2005 (inception) to December 31, 2005, and the period from April 25, 2005 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ LWBJ, LLP

LWBJ, LLP
West Des Moines, Iowa

March 12, 2007

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

Balance Sheets
December 31, 2006 and 2005

	2006	2005
Assets
Current assets
Cash and cash equivalents	$675,305	$1,398,181
Cash held in Trust Fund	70,887,371	68,636,069
Prepaid expense	54,115	52,500
Deferred legal fees	121,953	-
Total current assets	71,738,744	70,086,750
Total assets	$71,738,744	$70,086,750

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$160,514	$6,996
Accrued expenses	90,996	98,996
State income tax payable	139,034	48,000
Capital based taxes payable	64,072	115,000
Deferred revenue	591,579	141,543
Total current liabilities	1,046,195	410,535

Common stock, subject to possible redemption
1,879,060 shares, at conversion value	13,578,807	13,578,807

Stockholders' equity
Preferred stock, $.0001 par value, 1,000,000 shares authorized; none
issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized;
11,650,000 shares issued and outstanding (which includes 1,879,060
subject to possible conversion)	1,165	1,165
Common stock warrants (9,400,000 outstanding)	-	-
Paid-in capital in excess of par	55,818,948	55,818,948
Equity accumulated during the development stage	1,293,629	277,295
Total stockholders' equity	57,113,742	56,097,408
Total liabilities and stockholders' equity	$71,738,744	$70,086,750

See accompanying notes to the financial statements

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

Statements of Income

	For the Year Ended December 31, 2006	For the Period from April 25, 2005 (inception) to December 31, 2005	For the Period from April 25, 2005 (inception) to December 31, 2006
Revenues
Interest income	$46,446	$19,548	$65,994
Interest and dividend income from Trust Fund	1,801,266	566,526	2,367,792
Total revenues	1,847,712	586,074	2,433,786

Costs and expenses
Capital based taxes	153,285	115,000	268,285
Management fees	90,000	37,986	127,986
Insurance	95,815	37,500	133,315
Professional fees	156,391	31,036	187,427
Travel	100,719	27,741	128,460
General and administrative	48,168	9,016	57,184
Formation costs	0	2,500	2,500
Total expenses	644,378	260,779	905,157

Income before taxes	1,203,334	325,295	1,528,629
Provision for income taxes	187,000	48,000	235,000

Net income	$1,016,334	$277,295	$1,293,629

Basic earnings per share	$0.09	$0.04

Diluted earnings per share	$0.07	$0.03

Weighted average basic shares outstanding	11,650,000	7,869,200

Weighted average diluted shares outstanding	13,634,353	8,323,201

See accompanying notes to the financial statements

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

Statements of Stockholders’ Equity
For the years ended December 31, 2006 and 2005

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
Proceeds of exercise of underwriters'
over-allotment option for 400,000
units, net of commissions. (includes
79,960 shares subject to possible
conversion).	400,000	40	-	3,007,960	-	3,008,000
Proceeds subject to possible
conversion of 1,879,060 shares	-	-	-	(13,578,807)	-	(13,578,807)
Proceeds from issuance of unit options	-	-	-	100	-	100
Net income	-	-	-	-	277,295	277,295

Balance at December 31, 2005	11,650,000	$1,165	-	$55,818,948	$277,295	$56,097,408
Net income	-	-	-	-	1,016,334	1,016,334

Balance at December 31, 2006	11,650,000	$1,165	-	$55,818,948	$1,293,629	$57,113,742

See accompanying notes to the financial statements

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

Statements of Cash Flows

	For the Year Ended December 31, 2006	For the Period from April 25, 2005 (inception) to December 31, 2005	For the Period from April 25, 2005 (inception) to December 31, 2006
Operating activities
Net income	$1,016,334	$277,295	$1,293,629
Adjustments to reconcile net income
to net cash provided by operating activities:
Increase in prepaid expenses	(1,615)	(52,500)	(54,115)
Increase in deferred legal fees	(121,953)		(121,953)
Increase in accounts payable
and accrued expenses	145,518	24,996	170,514
Increase in deferred revenue	450,036	141,543	591,579
Increase in income tax payable	91,034	48,000	139,034
Increase (decrease) in capital based
taxes payable	(50,928)	115,000	64,072

Net cash provided by operating activities	1,528,426	554,334	2,082,760

Investing activities
Increase in cash held in Trust Fund	(2,251,302)	(68,636,069)	(70,887,371)

Financing activities
Gross proceeds from Initial Public Offering	-	75,200,000	75,200,000
Proceeds from issuance of unit option	-	100	100
Proceeds from notes payable, stockholders	-	250,000	250,000
Proceeds from issuance of common stock	-	25,000	25,000
Payments made on notes payable, stockholders	-	(250,000)	(250,000)
Payments made for costs of initial public offering	-	(5,745,184)	(5,745,184)
Net cash provided by financing activities	-	69,479,916	69,479,916
Net increase (decrease) in cash	(722,876)	1,398,181	675,305
Cash, beginning of period	1,398,181	-	-
Cash, end of period	$675,305	$1,398,181	$675,305

Supplemental schedule of non-cash financing activities
Accrual of deferred offering costs	$-	$80,996	$80,996

See accompanying notes to the financial statements

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

Notes to Financial Statements

December 31, 2006

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Healthcare Acquisition Corp. (the "Company") was incorporated in Delaware on April 25, 2005, as a blank check company whose objective is to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, an operating business.

Primarily all activity through December 31, 2006 relates to the Company's formation, the public offering described below and evaluation of prospective target businesses. The Company has selected December 31 as its fiscal year-end. The registration statement for the Company's initial public offering ("Offering") was declared effective July 28, 2005. The Company consummated the Offering on August 3, 2005 (and further consummated the sale of 400,000 units subject to the underwriters' over-allotment option on August 16, 2005) and received net proceeds of approximately $69,450,000 (Note 2). The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating domestic or international company in the healthcare industry, a "target business".

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

There are no assurances the Company will be able to successfully effect a business combination. An amount of $67,928,000 or approximately 90.3% of the gross proceeds of this offering (approximately $7.23 per unit) are being held in an interest-bearing trust account at JP Morgan Chase NY Bank maintained by Continental Stock Transfer & Trust Company ("Trust Fund") and invested in United States Treasury Bills or short-term securities having a maturity of one hundred eighty (180) days or less, until the earlier of (i) the consummation of the Company's first business combination or (ii) the liquidation of the Company. In October 2005, the Company entered into Amendment No. 1 (the "Amendment") to the Investment Management Trust Agreement by and among the Company, Continental Stock Transfer and Trust Company and Maxim Group, LLC. Pursuant to the terms of the Amendment, the Company is permitted to invest the funds held in trust not only in treasury bills having a maturity of 180 days or less, but also in any money market fund meeting the requirements of a "cash item" as set forth in Section 3(a)(1)(C) of the Investment Company Act of 1940, as amended, and any regulations, no-action letters, exemptive orders or interpretations promulgated thereunder. The Company believes that the Amendment will allow it greater flexibility in investing the funds held in trust from its initial public offering, as well as reducing its tax liability, by allowing the Company to invest in tax-free money market funds. The placing of funds in the Trust Fund may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Fund, there is no guarantee that they will execute such agreements. The Company's officers have severally agreed that they will be personally liable to ensure that the proceeds in the Trust Fund are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that the officers will be able to satisfy those obligations. The remaining proceeds, not held in trust, may be used to pay for business, legal and accounting expenses, expenses which may be incurred related to the investigation and selection of a target business, and the negotiation of an agreement to acquire a target business, and for continuing general and administrative expenses.

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

With respect to the first business combination which is approved and consummated, any Public Stockholder who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the business combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a business combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed, without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying December 31, 2006 balance sheet and 19.99% of the related interest earned on cash held in the Trust Fund has been recorded as deferred revenue.

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

Notes to Financial Statements (continued)

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

The Company's Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a business combination within eighteen (18) months from the date of the consummation of the Offering, or twenty-four (24) months from the consummation of the Offering if certain extension criteria have been satisfied. Having satisfied the extension criteria, the Company now has until August 3, 2007 to complete its business combination (see proposed merger discussed in Note 10.). In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 2.)

Net Income Per Common Share

Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. The denominator in the calculation is based on the following weighted-average number of common shares at December 31:

	2006	2005
Basic
Add:	11,650,000	7,869,200
Shares issuable pursuant to
Common Stock Warrants	1,984,353	454,001
Diluted	13,634,353	8,323,201

As stated in Note 8, Warrants began trading separately from the Company's stock on October 6, 2005.

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

Notes to Financial Statements (continued)

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Derivative Financial Instruments

Derivative financial instruments consist of Warrants issued as part of the Offering, as described in Note 2, and a Purchase Option that was sold to an underwriter as described in Note 5. Based on Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company's Own Stock, the issuance of the Warrants and sale of the Purchase Option were reported in permanent equity and accordingly, there is no impact on the Company's financial position and results of operation, except for the $100 in proceeds from sale of the Purchase Option. Subsequent changes in fair value will not be recognized as long as the Warrants and Purchase Option continue to be classified as equity instruments.

At date of issuance the Company had determined the Purchase Option had a fair market value of approximately $850,000 using a Black-Scholes pricing model.

On January 23, 2007, the Company entered into agreements to clarify the terms of the Warrants and Purchase Option as follows: (1) if a registration statement covering the securities issuable upon the exercise of a Warrant or the Purchase Option was not effective at the time a holder desired to exercise the instrument, then the Warrant or Purchase Option could expire unexercised, and (2) in no event would the Company be obligated to pay cash or other consideration to the holders of the Warrants or the Purchase Option or “net-cash settle” the obligations of the Company under any such agreements.

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

Income Taxes

Current tax expense related entirely to state taxes, amounted to $187,000 and $48,000 for the years ended December 31, 2006 and 2005, respectively.

At December 31, 2006, the Company had a net operating loss carryforward for federal income tax purposes of approximately $1,055,000, which is available to offset future federal taxable income.

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established to reduce deferred tax assets to the amount expected to be realized.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences related to revenue recognition aggregating to approximately $576,000 and $145,000 for the years ended December 31, 2006 and 2005, respectively. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company had recorded a full valuation allowance at December 31, 2006 and 2005.

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

Notes to Financial Statements (continued)

1.	Nature of Operations and Summary of Significant Accounting Policies (continued)

The effective tax rate differs from the statutory rate of 35% primarily due to substantially all interest being tax exempt for federal tax purposes and the valuation allowance.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. The Company will adopt FIN 48 in the first quarter of 2007, and does not expect the adoption of this interpretation to have a material impact on its Financial Statements.

2.	Initial Public Offering

On July 28, 2005, the Company sold 9,000,000 units ("Units") in the Offering. On August 16, 2005 an additional 400,000 Units were sold. Each Unit consists of one share of the Company's common stock, $.0001 par value and one Redeemable Common Stock Purchase Warrant ("Warrant"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a business combination with a target business or one (1) year from the effective date of the Offering and expiring four (4) years from the effective date of the Offering. The Warrants will be redeemable by the Company at a price of $.01 per Warrant, upon thirty (30) days notice after the Warrants become exercisable, only in the event that the last sales price of the common stock is at least $11.50 per share for any twenty (20) trading days within a thirty (30) trading-day period ending on the third day prior to date on which notice of redemption is given. The Warrants began trading separately from the Company's common stock on October 5, 2005.In connection with the Offering, the Company paid the underwriter a discount of 6% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds of the Offering.

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

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

Notes to Financial Statements (continued)

9.	Summarized Quarterly Data (unaudited)

Financial information for each quarter for the period from April 25, 2005 (inception) to December 31, 2006 is as follows:

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
Total revenue	$-	$-	$206,261	$379,813
Income (loss) from operations	-	(2,500)	156,476	171,319
Net income (loss)	-	(2,500)	146,476	133,319
Basic earnings per share	-	-	.02	.01
Diluted earnings per share	-	-	.02	.01

	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Total revenue	$405,023	$466,048	$484,485	$492,156
Income from operations	237,450	337,894	359,141	268,849
Net income	204,450	283,894	301,141	226,849
Basic earnings per share	.02	.02	.03	.02
Diluted earnings per share	.01	.02	.02	.02

10.	Subsequent Event

On January 19, 2007, the Company signed a plan of merger with PharmAthene, Inc. Pursuant to the terms of the agreement, and subject to certain adjustments as hereafter described, PharmAthene stockholders and noteholders will receive:

(i)	an aggregate of 12,500,000 shares of the Company’s common stock;

(ii)	$12,500,000 in 8% convertible notes of the Company in exchange for $11,800,000 of currently-outstanding 8% convertible PharmAthene notes, pursuant to a Note Exchange Agreement; and

(iii)	up to $10,000,000 in milestone payments (if certain conditions are met).

It is anticipated that shareholders of PharmAthene, Inc. will own at least 52% of the outstanding basic shares of the combined company, which is anticipated to remain listed on the American Stock Exchange. The transaction is subject to certain approvals required by the Company and PharmAthene, Inc. shareholders as described in their articles of incorporation (see Note 1 for the Company’s requirements), and as prescribed by the rules and regulations of the American Stock Exchange, as well as other regulatory approvals and other customary closing conditions.

In connection with the above, effective January 19, 2007, the Company entered into an advisory agreement related to the Company’s merger with PharmAthene, Inc. Under the terms of this agreement, the Company will pay a success fee of $500,000 upon successful completion of the transaction. The Company will also pay expenses, not to exceed an aggregate of $15,000, regardless of the successful closing of the transaction.

(b) Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

EXHIBIT

NO.	DESCRIPTION

1.1.1	Underwriting Agreement among the Registrant and Maxim Group LLC. (3)

1.1.2	Amendment No. 1 to the Underwriting Agreement among the Registrant and Maxim Group LLC.*

2.1	Agreement and Plan of Merger dated January 19, 2007 by and among Healthcare Acquisition Corp., PAI Acquisition Corp., and PharmAthene, Inc. (7)

3.1	Amended and Restated Certificate of Incorporation. (4)

3.2	By-laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (3)

4.5	Form of Note Exchange Agreement (7)

4.6	Form of 8% Convertible Note of Healthcare Acquisition Corp. (7)

4.7	Amendment to Unit Purchase Option. (8)

4.8	Warrant Clarification Agreement. (8)

10.1.1	Letter Agreement among the Registrant, Maxim Group LLC and John Pappajohn. (2)

10.1.2	Letter Agreement among the Registrant, Maxim Group LLC and Derace L. Schaffer, M.D. (2)

10.1.3	Letter Agreement among the Registrant, Maxim Group LLC and Matthew P. Kinley. (2)

10.1.4	Restated Letter Agreement among the Registrant, Maxim Group LLC and Edward B. Berger. (3)

10.1.5	Letter Agreement among the Registrant, Maxim Group LLC and Wayne A. Schellhammer. (3)

10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (3)

10.2.1	Amendment No. 1 to of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (5)

10.3	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (3)

10.4	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders. (4)

10.5.1	Office Services Agreement by and between the Registrant and Equity Dynamics, Inc. (1)

10.5.2	Office Services Agreement by and between the Registrant and The Lan Group. (1)

10.6.1	Promissory Note, dated April 28, 2005, issued to John Pappajohn, in the amount of $70,000. (1)

10.6.2	Promissory Note, dated April 28, 2005, issued to Derace L. Schaffer, M.D., in the amount of $70,000. (1)

10.6.3	Promissory Note, dated April 28, 2005, issued to Matthew P. Kinley, in the amount of $35,000. (1)

10.6.4	Promissory Note, dated July 26, 2005, issued to John Pappajohn, in the amount of $30,000. (4)

10.6.5	Promissory Note, dated July 26, 2005, issued to Derace L. Schaffer, M.D., in the amount of $30,000. (4)

10.6.6	Promissory Note, dated July 26, 2005, issued to Matthew P. Kinley, in the amount of $15,000. (4)

10.7	Form of Unit Option Purchase Agreement between the Registrant and Maxim Group LLC. (3)

10.8	Form of Warrant Purchase Agreement by and between the Registrant, John Pappajohn and Maxim Group LLC. (2)

10.9	Form of Registration Rights Agreement to be entered into by Healthcare Acquisition Corp. and the former stockholders and note holders of PharmAthene, Inc. (7)

10.10	Advisory Agreement (8)

21	Subsidiaries*

14	Code of Ethics. (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification *

31.2	Rule 13a-14(a)/15d-14(a) Certification *

32.1	Section 1350 Certification *

32.2	Section 1350 Certification *

99.1	Audit Committee Charter. (3)

99.2	Nominating Committee Charter. (3)

1.	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant filed on May 6, 2005.

2.	Incorporated by reference to the Registration Statement on Form S-1/A of the Registrant filed on June 10, 2005.

3.	Incorporated by reference to the Registration Statement on Form S-1/A of the Registrant filed on July 12, 2005.

4.	Incorporated by reference to the Registration Statement on Form S-1/A of the Registrant filed on July 27, 2005.

5.	Incorporated by reference to the Quarterly Report on Form 10-Q filed by the Registrant on November 14, 2005.

6.	Incorporated by reference to the Annual Report on Form 10-K filed by the Registrant on March 31, 2006.

7.	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on January 22, 2007.

8.	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on January 25, 2007.

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHCARE ACQUISITION CORP.

By:	/s/ Derace L. Schaffer, M.D.
Name: Derace L. Schaffer, M.D. Title: Vice-Chairman and CEO (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Pappajohn
John Pappajohn	Chairman and Secretary	April 2, 2007

/s/ Derace L. Schaffer, M.D.
Derace L. Schaffer, M.D.	Vice-Chairman and CEO	April 2, 2007
(principal executive officer)

/s/ Matthew P. Kinley
Matthew P. Kinley	President, Treasurer and Director	April 2, 2007
(principal financial and accounting officer)

/s/ Edward B. Berger
Edward B. Berger	Director	April 2, 2007

/s/ Wayne Schellhammer
Wayne Schellhammer	Director	April 2, 2007