Form 10-Q
period 2007-03-31
HEALTHCARE ACQUISITION CORP
filed 2007-05-15
CIK 1326190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________   to  _______________

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
Yes ☒  No ☐.

As of May 15, 2007, there were 11,650,000 shares of common stock, par value $.0001 per share, of the registrant outstanding.

HEALTHCARE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Healthcare Acquisition Corp.

We have reviewed the accompanying balance sheet of Healthcare Acquisition Corp. as of March 31, 2007, the related statements of income and cash flows for the three months ended March 31, 2007 and 2006, and the period from April 25, 2005 (inception) to March 31, 2006 and 2007. We have also reviewed the statement of stockholders’ equity for the period from April 25, 2005 (inception) to March 31, 2007. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Healthcare Acquisition Corp. as of December 31, 2006, and the related statements of income, stockholders’ equity and cash flows for the period from April 25, 2005 (inception) to December 31, 2006 (not presented herein); and in our report dated March 12, 2007, we expressed an unqualified opinion on those financial statements.

The accompanying financial statements have been prepared assuming that Healthcare Acquisition Corp will continue as a going concern. As discussed in Note 1 to the financial statements, Healthcare Acquisition Corp will face a mandatory liquidation by August 3, 2007 if a business combination is not consummated, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LWBJ, LLP
West Des Moines, Iowa

May 8, 2007

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEETS

	March 31, 2007	December 31, 2006
		(audited)
Assets
Current assets
Cash and cash equivalents	$467,388	$675,305
Cash held in Trust Fund	71,486,888	70,887,371
Prepaid expense	48,396	54,115
Deferred merger fees	372,570	121,953
Total current assets	72,375,242	71,738,744
Total assets	$72,375,242	$71,738,744

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$354,654	$160,514
Accrued expenses	83,496	90,996
State income tax payable	160,000	139,034
Capital based taxes payable	32,136	64,072
Deferred revenue	711,422	591,579
Total current liabilities	1,341,708	1,046,195

Common stock, subject to possible redemption
1,879,060 shares, at conversion value	13,578,807	13,578,807

Stockholders' equity
Preferred stock, $.0001 par value, 1,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,000 shares
authorized; 11,650,000 shares issued and outstanding
(which includes 1,879,060 subject to possible conversion)	1,165	1,165
Common stock warrants (9,400,000 outstanding)	-	-
Paid-in capital in excess of par	55,818,948	55,818,948
Equity accumulated during the development stage	1,634,614	1,293,629
Total stockholders' equity	57,454,727	57,113,742
Total liabilities and stockholders' equity	$72,375,242	$71,738,744

See accompanying notes to financial statements.

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF INCOME

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	For the Period from April 25, 2005 (inception) to March 31, 2007

Revenues
Interest income	$6,641	$14,310	$72,635
Interest and dividend income
from Trust Fund	479,674	390,713	2,847,466
Total revenues	486,315	405,023	2,920,101

Costs and expenses
Capital based taxes	32,136	41,168	300,421
Management fees	22,500	22,500	150,486
Insurance	24,070	22,500	157,385
Professional fees	7,625	45,820	195,052
Travel	17,055	19,403	145,515
General and administrative	20,978	16,182	78,162
Formation costs	-	-	2,500
Total expenses	124,364	167,573	1,029,521

Income before taxes	361,951	237,450	1,890,580
Provision for income taxes	20,966	33,000	255,966

Net income	$340,985	$204,450	$1,634,614

Basic earnings per share	$0.03	$0.02

Diluted earnings per share	$0.02	$0.01

Weighted average basic shares outstanding	11,650,000	11,650,000

Weighted average diluted shares outstanding	13,667,801	13,725,325

See accompanying notes to financial statements.

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from April 25, 2005 (inception) to March 31, 2007

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
Proceeds of exercise of underwriters'
over-allotment option for 400,000
units, net of commissions. (includes
79,960 shares subject to possible
conversion).	400,000	40	-	3,007,960	-	3,008,000
Proceeds subject to possible
conversion of 1,879,060 shares	-	-	-	(13,578,807)	-	(13,578,807)
Proceeds from issuance of unit options	-	-	-	100	-	100
Net income	-	-	-	-	277,295	277,295

Balance at December 31, 2005	11,650,000	$1,165	-	$55,818,948	$277,295	$56,097,408
Net income	-	-	-	-	1,016,334	1,016,334
Balance at December 31, 2006	11,650,000	$1,165	-	$55,818,948	$1,293,629	$57,113,742
Net income	-	-	-	-	340,985	340,985
Balance at March 31, 2007	11,650,000	$1,165	-	$55,818,948	$1,634,614	$57,454,727

See accompanying notes to the financial statements

See accompanying notes to financial statements.

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	For the Period from April 25, 2005 (inception) to March 31, 2007

Operating activities
Net income	$340,985	$204,450	$1,634,614
Adjustments to reconcile net income
to net cash provided by operating activities:
Increase in (decrease) prepaid expenses	5,719	2,172	(48,396)
Increase in deferred merger fees	(250,617)	-	(372,570)
Increase in accounts payable
and accrued expenses	186,640	34,232	357,154
Increase in deferred revenue	119,843	97,617	711,422
Increase in income tax payable	20,966	33,000	160,000
Increase (decrease) in capital based
taxes payable	(31,936)	41,293	32,136

Net cash provided by operating activities	391,600	412,764	2,474,360

Investing activities
Increase in cash held in Trust Fund	(599,517)	(488,330)	(71,486,888)

Financing activities
Gross proceeds from Initial Public Offering	-	-	75,200,000
Proceeds from issuance of unit option	-	-	100
Proceeds from notes payable, stockholders	-	-	250,000
Proceeds from issuance of common stock	-	-	25,000
Payments made on notes payable, stockholders	-	-	(250,000)
Payments made for costs of initial public offering	-	-	(5,745,184)
Net cash provided by financing activities	-	-	69,479,916
Net increase (decrease) in cash	(207,917)	(75,566)	467,388
Cash, beginning of period	675,305	1,398,181	-
Cash, end of period	$467,388	$1,322,615	$467,388

Supplemental schedule of non-cash financing activities
Accrual of deferred offering costs	$-	$-	$80,996

See accompanying notes to financial statements.

 HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

Notes to Financial Statements

March 31, 2007

1.	Basis of Presentation

The financial statements at March 31, 2007 and for the three months ended March 31, 2007, and the period from April 25, 2005 (inception) to March 31, 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Healthcare Acquisition Corp. (the "Company") as of March 31, 2007 and the results of its operations and its cash flow for the three months ended March 31, 2007 and the period from April 25, 2005 (inception) to March 31, 2007. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

2.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Healthcare Acquisition Corp. (the "Company") was incorporated in Delaware on April 25, 2005, as a blank check company whose objective is to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, an operating business.

Primarily all activity through December 31, 2006, relates to the Company's formation and the public offering described below identifying and evaluating prospective target businesses. On January 19, 2007, the Company signed an agreement and plan of merger with PharmAthene, Inc. (see proposed business combination discussed in Note 3.) The Company has until August 3, 2007 to complete the business combination or it must be liquidated.

The registration statement for the Company's initial public offering ("Offering") was declared effective July 28, 2005. The Company consummated the Offering on August 3, 2005 (and further consummated the sale of 400,000 units subject to the underwriters' over-allotment option on August 16, 2005) and received net proceeds of approximately $69,450,000 (Note 4). The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating domestic or international company in the healthcare industry, a "target business".

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

Notes to Financial Statements (continued)

2.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Nature of Operations (continued)

There are no assurances the Company will be able to successfully effect a business combination. An amount of $67,928,000 or approximately 90.3% of the gross proceeds of this offering (approximately $7.23 per unit), plus interest and dividends earned thereon, are being held in an interest-bearing trust account at JP Morgan Chase NY Bank maintained by Continental Stock Transfer & Trust Company ("Trust Fund") and invested in United States Treasury Bills or short-term securities having a maturity of 180 days or less, until the earlier of (i) the consummation of the Company's first business combination or (ii) the liquidation of the Company. In October 2005, the Company entered into Amendment No. 1 (the "Amendment") to the Investment Management Trust Agreement by and among the Company, Continental Stock Transfer and Trust Company and Maxim Group, LLC. Pursuant to the terms of the Amendment, the Company is permitted to invest the funds held in trust not only in treasury bills having a maturity of 180 days or less, but also in any money market fund meeting the requirements of a "cash item" as set forth in Section 3(a)(1)(C) of the Investment Company Act of 1940, as amended, and any regulations, no-action letters, exemptive orders or interpretations promulgated thereunder. The Company believes that the Amendment allows it greater flexibility in investing the funds held in trust from its initial public offering, as well as reducing its tax liability, by allowing the Company to invest in tax-free money market funds. The placing of funds in the Trust Fund may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Fund, there is no guarantee that they will execute such agreements. The Company's officers have severally agreed that they will be personally liable to ensure that the proceeds in the Trust Fund are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that the officers will be able to satisfy those obligations. The remaining proceeds, not held in trust, may be used to pay for business, legal and accounting expenses, expenses which may be incurred related to the investigation and selection of a target business, and the negotiation of an agreement to acquire a target business, and for continuing general and administrative expenses.

The Company's first business combination must be with a business with a fair market value of at least 80% of the Company's net asset value at the time of acquisition. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders prior to the Offering, vote against the business combination and request their conversion right as described below, the business combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 2,250,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any business combination. After consummation of the Company's first business combination, all of these voting safeguards will no longer be applicable.

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

Notes to Financial Statements (continued)

2.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Nature of Operations (continued)

With respect to the first business combination which is approved and consummated, any Public Stockholder who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the business combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a business combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed, without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying March 31, 2007 balance sheet and 19.99% of the related interest earned on cash held in the Trust Fund has been recorded as deferred revenue.

The Company's Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a business combination within eighteen (18) months from the date of the consummation of the Offering, or twenty-four (24) months from the consummation of the Offering if certain extension criteria have been satisfied. Having satisfied the extension criteria, the Company now has until August 3, 2007 to complete its business combination (see proposed business combination discussed in Note 3.) In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 4.)

Net Income Per Common Share

Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.

Derivative Financial Instruments

Derivative financial instruments consist of Warrants issued as part of the Offering, as described in Note 4, and a Purchase Option that was sold to an underwriter as described in Note 6. Based on Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company's Own Stock, the issuance of the Warrants and sale of the Purchase Option were reported in permanent equity and accordingly, there is no impact on the Company's financial position and results of operation, except for the $100 in proceeds from sale of the Purchase Option. Subsequent changes in fair value will not be recognized as long as the Warrants and Purchase Option continue to be classified as equity instruments.

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

Notes to Financial Statements (continued)

2.	Nature of Operations and Summary of Significant Accounting Policies (continued)

Derivative Financial Instruments (continued)

At date of issuance, the Company had determined the Purchase Option had a fair market value of approximately $850,000 using a Black-Scholes pricing model.

On January 23, 2007, the Company entered into agreements to clarify the terms of the Warrants and Purchase Option as follows: (1) if a registration statement covering the securities issuable upon the exercise of a Warrant or the Purchase Option was not effective at the time a holder desired to exercise the instrument, then the Warrant or Purchase Option could expire unexercised, and (2) in no event would the Company be obligated to pay cash or other consideration to the holders of the Warrants or the Purchase Option or "net-cash settle" the obligations of the Company under any such agreements.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting and reporting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. The Company adopted FIN48 in the first quarter of 2007, with no material impact to the financial statements.

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

Notes to Financial Statements (continued)

3.	Agreement and Plan of Merger

On January 19, 2007, the Company signed an agreement and plan of merger with PharmAthene, Inc. ("PharmAthene"). Pursuant to the terms of the agreement, and subject to certain adjustments as hereafter described, PharmAthene stockholders and noteholders will receive:

i.	an aggregate of 12,500,000 shares of the Company's common stock;

ii.	$12,500,000 in 8% convertible notes of the Company in exchange for $11,800,000 of currently-outstanding 8% convertible PharmAthene notes, pursuant to a Note Exchange Agreement; and

iii.	Up to $10,000,000 in milestone payments (if certain conditions are met).

It is anticipated that shareholders of PharmAthene will own approximately 52% of the outstanding basic shares of the combined company, which is anticipated to remain listed on the American Stock Exchange. The transaction is subject to certain approvals required by the Company and PharmAthene shareholders as described in their respective charter documents (see Note 1 for the Company's requirements), and as prescribed by the rules and regulations of the American Stock Exchange, as well as other regulatory approvals and other customary closing conditions.

The preliminary proxy statement filed by the Company with respect to the plan of merger also seeks approval of the following matters:

(a)	the amendment to the Company's amended and restarted certificate of incorporation to

(i)	change the Company's name to "PharmAthene, Inc."

(ii)	remove certain provisions containing procedural and approval requirements currently applicable to the Company that will no longer be operative after the consummation of the merger, and
(iii)
grant to holders of convertible promissory notes issued in the merger the right to designate three (3) members to the Company's Board of Directors for so long as at least thirty percent (30%) of the original face value of such notes remain outstanding.

(b)	the adoption of a Long-Term Incentive Plan pursuant to which the Company will receive 3,500,000 shares of common stock for issuance pursuant, and

(c)	such other business as may properly come before the meeting or any adjournment or postponement thereof.

In connection with the above, effective January 19, 2007, the Company entered into an advisory agreement with Maxim Group, LLC, the Company's underwriter in its public offering, related to the Company's merger with PharmAthene. Under the terms of this agreement, the Company will pay a success fee of $500,000 upon successful completion of the transaction. The Company will also pay expenses, not to exceed an aggregate of $15,000, regardless of the successful closing of the transaction.

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

Notes to Financial Statements (continued)

4.	Initial Public Offering

On July 28, 2005, the Company sold 9,000,000 units ("Units") in the Offering. On August 16, 2005, an additional 400,000 Units were sold. Each Unit consists of one (1) share of the Company's common stock, $.0001 par value and one (1) Redeemable Common Stock Purchase Warrant ("Warrant"). Each Warrant entitles the holder to purchase from the Company one (1) share of common stock at an exercise price of $6.00 commencing the later of the completion of a business combination with a target business or one (1) year from the effective date of the Offering and expiring four (4) years from the effective date of the Offering. The Warrants will be redeemable by the Company at a price of $.01 per Warrant, upon thirty (30) days notice after the Warrants become exercisable, only in the event that the last sales price of the common stock is at least $11.50 per share for any twenty (20) trading days within a thirty (30) trading-day period ending on the third day prior to date on which notice of redemption is given. The Warrants began trading separately from the Company's common stock on October 5, 2005. In connection with the Offering, the Company paid the underwriter a discount of 6% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds of the Offering.

5.	Notes Payable, Stockholders

The Company issued unsecured promissory notes to three (3) Initial Stockholders, who are also officers, amounting to $250,000. These notes were non-interest bearing and were repaid from the proceeds of this Offering.

6.	Unit Option

In connection with the Offering, the Company issued to the representative of the underwriters, for $100, an option to purchase up to a total of 225,000 Units, exercisable at $10 per Unit ("Purchase Option"). In lieu of payment of the exercise price in cash, the holder of the Purchase Option has the right (but not the obligation) to convert any exercisable portion of the Purchase Option into Units using a cashless exercise based on the difference between current market value of the Units and its exercise price. The Warrants issued in conjunction with these Units are identical to those offered by the prospectus, except that they have an exercise price of $7.50 (125% of the exercise price of the warrants included in the Units sold in the Offering). This option commences on the later of the consummation of a business combination and one (1) year from the date of the prospectus and expiring five (5) years from the date of the prospectus. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following July 28, 2005. However, the option may be transferred to any underwriter and selected dealer participating in the Offering and their bona fide officers or partners. The Purchase Option grants to holders demand and "piggy back" rights for periods of five (5) and seven (7) years, respectively, from July 28, 2005, with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions, which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

HEALTHCARE ACQUISITION CORP.
(a corporation in the development stage)

Notes to Financial Statements (continued)

7.	Commitments and Contingencies

The Company presently occupies office space in one (1) location, provided by an affiliate of an Initial Stockholder. This affiliate has agreed that, until the Company consummates a business combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company currently pays this affiliate $7,500 per month for such services under an office services agreement. Upon completion of a business combination or liquidation, the Company will no longer be required to pay this monthly fee.

The Company has engaged a representative of the underwriters, on a non-exclusive basis, as its agent for the solicitation of the exercise of the Warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the Securities and Exchange Commission, the Company has agreed to pay the representative for bona fide services rendered, a commission equal to 4% of the exercise price for each Warrant exercised more than one (1) year after July 28, 2005, if the exercise was solicited by the underwriters. In addition to soliciting, either orally or in writing, the exercise of the Warrants, the representative's services may also include disseminating information, either orally or in writing, to Warrant holders about the Company or the market for its securities, and assisting in the processing of the exercise of the Warrants. No compensation will be paid to the representative upon the exercise of the Warrants if:

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

8.	Preferred Stock

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

10.	Common Stock Warrants

Each Warrant entitles the holder to purchase from the Company one (1) share of common stock at an exercise price of $6.00 commencing the later of the completion of a business combination with a target business or one (1) year from the effective date of the Offering and expiring four (4) years from the effective date of the Offering. The Warrants will be redeemable by the Company at a price of $.01 per Warrant, upon thirty (30) days notice after the Warrants become exercisable, only in the event that the last sales price of the common stock is at least $11.50 per share for any twenty (20) trading days within a thirty (30) trading-day period ending on the third day prior to the date on which notice of redemption is given. The Warrants began trading separately from the Company's common stock on October 6, 2005.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Our net proceeds from the sale of our units, including amounts from exercise of the underwriters' over-allotment option, after deducting certain offering expenses of approximately $1,220,000, including $720,000 evidencing the underwriters' non-accountable expense allowance of 1% of the gross proceeds (excluding the proceeds from the underwriters' over-allotment), and underwriting discounts of approximately $4,512,000, were approximately $69,468,000. Of this amount, $67,928,000 (plus interest and dividends) is being held in trust and the remaining funds are being held outside of the trust. The remaining funds held outside of the trust are available to be used by us to provide for business, legal and accounting, due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We have used substantially all of the net proceeds held outside of trust in connection with our business activities since inception.  We will incur additional legal and accounting expense in connection with our proxy solicitation and closing of the Agreement and Plan of Merger.  We believe that we will have adequate funds outside of trust to fund operating and merger expenses through the closing of the Agreement and Plan of Merger, although we cannot give you assurances that there will be sufficient funds available for such purpose. We believe we will have sufficient available funds outside of the trust fund to operate through August 2007, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business.

Item  3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if our current prospective business combination is not consummated by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund have been invested only in securities meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended. Given our limited risk in our exposure to these short-term securities, we do not view the interest rate risk to be significant.

Item 4. Controls and Procedures.

Our management carried out an evaluation, with the participation of our chief executive officer (our principal executive officer), and our president (our principal financial and accounting officer) of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, our chief executive officer and our president concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material legal proceedings pending against us.

Item 1A. Risk Factors.

Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the quarter ended March 31, 2007.

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

HEALTHCARE ACQUISITION CORP.

Date: May 15, 2007	By:	/s/ Derace L. Schaffer, M.D
Derace L. Schaffer, M.D.
Vice-Chairman and CEO (Principal executive officer)

Date: May 15, 2007	By:	/s/ Matthew P. Kinley
Matthew P. Kinley
President, Treasurer and Director (Principal financial and accounting officer)