Form 10-Q
period 2007-09-30
PHARMATHENE, INC
filed 2007-11-14
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  001-32587

PHARMATHENE, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2726770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Park Place, Suite 450

Annapolis, MD 21401

(Address of principal executive office)

(410) 269-2600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

As of November 12, 2007, the number of outstanding shares of the Registrant’s common stock, $0.0001 par value per share was 22,087,121.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

PharmAthene, Inc.

Consolidated Balance Sheets

	September 30,	December 31
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,337,173	$5,112,212
Accounts receivable	3,219,000	1,455,538
Prepaid expenses	559,819	877,621
Other current assets	67,756	104,772
Total current assets	64,183,748	7,550,143

Property and equipment, net	6,715,644	5,230,212
Patents, net	1,332,889	1,246,236
Other long term assets	183,588	153,336
Deferred costs	77,205	587,577
Total assets	$72,493,074	$14,767,504
Liabilities, convertible redeemable preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,775,071	$839,120
Accrued expenses and other liabilities	5,038,080	1,587,017
Notes payable	—	11,768,089
Current portion of long term debt	4,000,000	—
Total current liabilities	10,813,151	14,194,226

Warrants to purchase Series C convertible redeemable preferred stock	—	2,423,370
Long term debt	17,678,722	—
Total liabilities	28,491,873	16,617,596

Minority interest – Series C convertible redeemable preferred stock of PharmAthene Canada, Inc., $0.001 par value; unlimited shares authorized; 2,591,654 issued and outstanding; liquidation preference in the aggregate of $2,719,178	—	2,545,785

Series A convertible redeemable preferred stock, $0.001 par value; 16,442,000 shares authorized, issued and outstanding; liquidation preference in the aggregate of $19,355,388	—	19,130,916
Series B convertible redeemable preferred stock, $0.001 par value; 65,768,001 shares authorized; 30,448,147 issued and outstanding; liquidation preference in the aggregate of $33,010,797	—	31,780,064
Series C convertible redeemable preferred stock, $0.001 par value; 22,799,574 shares authorized; 14,946,479 issued and outstanding; liquidation preference in the aggregate of $15,681,930	—	14,480,946
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 100,000,000 shares authorized; 22,087,121 at September 30, 2007 and 621,281 at December 31, 2006 shares issued and outstanding	2,209	63
Additional paid-in capital	124,988,347	—
Accumulated other comprehensive income	1,314,017	63,954
Accumulated deficit	(82,303,372)	(69,851,820)
Total stockholders’ equity (deficit)	44,001,201	(69,787,803)
Total liabilities, convertible redeemable preferred stock, and stockholders’ equity (deficit)	$72,493,074	$14,767,504

See accompanying notes.

PharmAthene, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Contract and grant revenue	$3,371,299	$—	$8,672,485	$178,701
Other revenue	831	1,590	7,831	9,331
	3,372,130	1,590	8,680,316	188,032
Operating expenses:
Research and development	3,647,329	1,670,238	10,734,292	4,836,199
General and administrative	3,150,894	1,607,080	8,605,147	4,555,250
Depreciation and amortization	209,420	134,813	518,713	389,975
Total operating expenses	7,007,643	3,412,131	19,858,152	9,781,424

Loss from operations	(3,635,513)	(3,410,541)	(11,177,836)	(9,593,392)

Other income (expense):
Interest income	275,550	24,519	424,763	131,245
Gain on extinguishment of debt	1,206,743	—	1,206,743	—
Interest expense	(593,893)	(298,088)	(1,365,165)	(298,157)
Change in market value of derivative instruments	2,430,199	19,435	2,423,370	(345,830)
Total other income (expense)	3,318,599	(254,134)	2,689,711	(512,742)

Net loss	(316,914)	(3,664,675)	(8,488,125)	(10,106,134)

Accretion of redeemable convertible preferred stock to redemptive value	(653,197)	(1,658,546)	(4,133,733)	(4,931,125)
Net loss attributable to common shareholders	$(970,111)	$(5,323,221)	$(12,621,858)	$(15,037,259)

Basic and diluted net loss per share attributable to common stockholders	$(0.07)	$(9.51)	$(2.44)	$(27.35)

Weighted average shares used in calculation of basic and diluted net loss per share	14,154,116	559,751	5,181,823	549,714

See accompanying notes.

PharmAthene, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2007	2006
Operating activities
Net loss	$(8,488,125)	$(10,106,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in market value of derivative instruments	(2,423,370)	345,830
Extinguishment of debt	(1,206,743)	—
Depreciation and amortization	522,050	389,975
Compensatory option expense	304,543	254,215
Changes in operating assets and liabilities:
Accounts receivable	(1,631,850)	(49,599)
Prepaid expenses and other current assets	344,531	189,531
Other assets	(30,252)	—
Accounts payable	957,503	224,719
Accrued expenses	3,873,094	103,509
Net cash used in operating activities	(7,778,619)	(8,647,954)

Investing activities
Purchase of property and equipment	(993,486)	(473,285)
Issuance of note receivable	—	(3,000,000)
Net cash used in investing activities	(993,486)	(3,473,285)

Financing activities
Net cash proceeds from reverse merger with Healthcare Acquisition Corporation	58,720,689	—
Proceeds from stock options exercised	—	245,790
Proceeds from issuance of note payable	—	11,768,089
Proceeds from bank loan	10,000,000	—
Financing costs	(4,792,455)	(1,357,176)
Net cash provided by financing activities	63,928,234	10,656,703

Effects of exchange rates on cash	68,832	32,352

Increase (decrease) in cash and cash equivalents	55,224,961	(1,432,184)
Cash and cash equivalents, at beginning of period	5,112,212	7,938,116
Cash and cash equivalents, at end of period	$60,337,173	$6,505,932

See accompanying notes.

PharmAthene, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2007

1.              Business Operations

On August 3, 2007, Healthcare Acquisition Corporation (“HAQ”) completed a merger with PharmAthene, Inc. pursuant to which a wholly-owned subsidiary of HAQ merged with and into PharmAthene (the “Merger”).  PharnAthene, Inc. was the surviving corporation in the Merger, changed its name to PharmAthene US Corporation (“Former PharmAthene”), and became a wholly-owned subsidiary of HAQ.  In addition, HAQ was renamed PharmAthene, Inc. (“PharmAthene”) and changed its ticker symbol on the American Stock Exchange to “PIP”.

Upon completion of the Merger, approximately 12.2 million shares of common stock were issued to the stockholders of Former PharmAthene and PharmAthene assumed all of Former PharmAthene’s stock options and warrants that were not cancelled as part of the Merger and 587,249 shares of common stock have been reserved for issuance upon the exercise of such options and warrants.  Also, Former PharmAthene’s $12.8 million of outstanding secured convertible notes (“Bridge Notes”), including interest, were exchanged for $12.3 million of new unsecured 8% convertible notes maturing in 24 months. The Bridge Notes are convertible at the option of the holders into common stock at $10.00 per share and may be redeemed by PharmAthene without penalty after 12 months.  Immediately following the closing of the Merger, the Former PharmAthene stockholders, option holders and warrant holders held approximately 56% of the common stock of PharmAthene on a fully diluted basis and former stockholders, option holders and warrant holders of HAQ prior to the merger owned approximately 44% of PharmAthene on a fully-diluted basis after the Merger.  Following completion of the Merger, the business conducted by PharmAthene became the one operated by Former PharmAthene prior to the completion of the Merger.

PharmAthene is a biopharmaceutical company focused on developing anti-infectives for biodefense applications. The Company is subject to those risks associated with any biopharmaceutical company that has substantial expenditures for research and development. There can be no assurance that the Company’s research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services and expertise of its employees and consultants.

2.              Summary of Significant Accounting Policies

Basis of Presentation

Since Former PharmAthene security holders own, after the Merger, approximately 56% of the combined company on a fully-diluted basis and as a result of certain other factors, including that Former PharmAthene directors constitute a majority of the Board of Directors and all members of the executive management team of the combined company are from Former PharmAthene, Former PharmAthene is deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition and recapitalization of Former PharmAthene in accordance with accounting principles generally accepted in the United States. These financial statements reflect the historic results of Former PharmAthene prior to the Merger and that of the combined company following the Merger, and do not include the historic financial results of HAQ prior to the completion of the Merger.  Stockholders’ equity has been retroactively restated to reflect the number of shares of common stock received by the holders of securities of Former PharmAthene and HAQ common stock, with the offset to additional paid in capital.

Unless specifically noted otherwise, as used throughout these consolidated financial statements, “the Company”, “PharmAthene”, “we”, “us” of “our” refers to the business of the combined company after the Merger and the business of Former PharmAthene prior to the Merger. Unless specifically noted otherwise, as used throughout these consolidated financial statements, “HAQ” refers to the business of the Healthcare Acquisition Corp. prior to the completion of the Merger.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

It is the opinion of management, that the consolidated unaudited interim financial statements reflect all adjustments, which include all normal recurring adjustments necessary to fairly present PharmAthene’s consolidated financial position at September 30, 2007, and its consolidated results of operations and cash flows for the three and nine months ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 2007.  These financial statements should be read in conjunction with Former PharmAthene’s audited financial statements as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006 that are included in the Current Report on Form 8-K that was filed by PharmAthene on September 24, 2007.

Principles of Consolidation

The consolidated financial statements include the accounts of PharmAthene and its subsidiary, PharmAthene Canada, Inc., which was formed in March 2005. All significant intercompany transactions and balances have been eliminated.

The FASB has issued Financial Accounting Standards Board Interpretation (“FIN”) No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46R”). FIN 46R expands consolidated financial statements to include certain variable interest entities (“VIEs”). VIEs are to be consolidated by the Company, which is considered to be the primary beneficiary of that entity, even if the Company does not have majority control. FIN 46R is immediately effective for VIEs created after January 31, 2003, and is effective for the Company in 2005 for VIEs created prior to February 1, 2003. PharmAthene’s subsidiary, PharmAthene Canada, Inc., is a VIE and PharmAthene is the primary beneficiary. Therefore, PharmAthene has consolidated PharmAthene Canada, Inc. as of its date of inception.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Loss

The Company reports comprehensive income (loss) in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income.  Comprehensive income (loss) includes all changes in equity for cumulative translation adjustments resulting from the consolidation of foreign subsidiaries as the financial statements of the subsidiary located outside of the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Comprehensive income (loss) for each of the three month periods ended September 30, 2007 and 2006 was approximately $205,215 and ($3,646,950), respectively. Comprehensive loss for each of the nine month periods ended September 30, 2007 and 2006 was approximately $7,238,061 and $9,851,045, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.  Cash and cash equivalents, which consist of a short-term money market account with a bank, are stated at cost, which approximates market value.

Accounts Receivable

Through its inception to date, substantially all of PharmAthene’s accounts receivable have been associated with U.S. government contracts and grants or with the receipt of Quebec provincial or Canadian Federal credits for internally and externally generated research and development expenditures. Amounts invoiced or recorded as billed under these programs but not yet collected are reported as outstanding accounts receivable.

While the Company has a policy to provide an allowance for any amount of accounts receivable which it determines to be uncollectible and the Company will write off any uncollectible account when the likelihood of that account’s collection is determined to be not probable, the Company has not historically found it necessary to record any write-offs of accounts receivable or to record an allowance for uncollectible accounts. At September 30, 2007, the Company’s accounts receivable balance included approximately $3.2 million, including unbilled receivables of approximately $945,000, related to U.S government contracts.  The remaining receivables balance resulted from Quebec provincial or Canadian Federal credits for internally and externally generated research and development expenditures.

Property and Equipment

Property and equipment consist of land, building and leasehold improvements, laboratory, computer, farm and office equipment and furniture and are recorded at cost. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets as follows:

Asset Category	Estimated Useful Life (in years)
Building and leasehold improvements	4 - 20
Laboratory equipment	7
Furniture, farm and office equipment	5 - 7
Computer equipment	3

Intangible Assets

Intangible assets consist of patents and are being amortized using the straight-line method over an 11 year period. The intangible assets are reviewed for impairment when circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is considered to have occurred if expected future undiscounted cash flows are insufficient to recover the carrying value of the asset. If impaired, the asset’s carrying value is reduced to fair value.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheets and reported at the lower of the carrying amount or fair value, less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the balance sheets. As of September 30, 2007, management believes that no revision of the remaining useful lives or write-down of long-lived assets is required.

Revenue Recognition

Grant Revenue

Revenues to date have been generated under grants and, accordingly, the Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables.  Specifically, the Company recognizes revenue when all terms and conditions of the agreements have been met including persuasive evidence of an arrangement, services have been rendered, price is fixed or determinable, and collectibility is reasonably assured. For reimbursable cost research grants, the Company recognizes revenue as costs are incurred and appropriate regulatory approvals have been obtained or approval criteria are met for invoicing the related government agency.

In September 2006, the Company was awarded a multi-year cost reimbursement contract valued at up to $213 million from the Department of Defense Army Space and Missile Command for advanced development of the Company’s broad spectrum chemical nerve agent prophylaxis, Protexia®. The Department of Defense has allocated $34.7 million for the initial stage of development, including manufacturing process development, preclinical and toxicity testing activities, of this contract. The Company recognized $3.4 million and $8.6 million of revenue on this contract for the three and nine month periods ended September 30, 2007.

On September 28, 2007, PharmAthene was awarded a contract for the advanced development of Valortim™ from the National Institute of Allergy and Infectious diseases (“NIAID”) and the Biomedical Advanced Research and Development Authority (“BARDA”).  This approximately $13.9 million contract supports the development of Valortim™ for use as an anti-toxin therapeutic to treat inhalation anthrax infection.  The contract will be incrementally funded through fiscal year 2009.

Research and Development

Research and development costs include salaries, facilities expense, overhead expenses, material and supplies, pre-clinical expense, clinical trials and related clinical manufacturing expenses, stock based compensation expense, contract services and other outside services.  Such costs are charged to expense as incurred.

Stock Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”) using the modified prospective method to record compensation expense for all share-based payments to employees, including grants of employee stock options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the selected inputs. Option valuation models, including the Black-Scholes option-pricing model, require the input of subjective assumptions, and changes in the assumptions could materially affect the grant date value of the award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility and the expected life of the award. The resulting compensation expense is recognized ratably over the requisite service period, the “vesting period”, that an employee must provide to earn the award.

Employee share-based compensation expense recognized in the three and nine months ended September 30, 2007 and 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of 6.2 percent, based on the Company’s historical option cancellations.  SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Share-based compensation expense recognized under SFAS No. 123R for the three and nine months ended September 30, 2007 and 2006 was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Research and development	$28,272	$28,412	$92,445	$90,570
General and administrative	94,793	47,883	212,098	163,645
Total share-based compensation expense	$123,065	$76,295	$304,543	$254,215

The fair value for the 2007 and 2006 awards were estimated at the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three and Nine Months Ended September 30,
	2007	2006
Weighted average volatility	72.0%	72.0%
Risk-free interest rate	4.2-4.9%	4.2-5.13%
Expected annual dividend yield	—	—
Expected weighted average life, in years	9.9	9.9

The valuation assumptions were determined as follows:

•                  Weighted average volatility:  We determine the expected volatility by using an average historical volatility from comparable public companies with an expected term consistent with ours.

•                  Risk-free interest rate:  The yield on zero-coupon US Treasury securities for a period that is commensurate with the expected term of the award.

•                  Expected annual dividend yield:  The estimate for annual dividends is zero because we have not historically paid a dividend and do not intend to do so in the foreseeable future.

•                  Expected life:  The expected term of the awards represents the period of time that the awards are expected to be outstanding.  We use historical data and expectations for future to estimate employee exercise and post-vest termination behavior and therefore do not stratify employees into multiple groups.

Determination of Fair Value

Prior to the closing of the Merger, PharmAthene’s common stock had never been publicly traded.  From inception through the closing of the Merger, the fair value of its common stock for accounting purposes was determined by Former PharmAthene’s board of directors with input from management. Upon the closing of the Merger on August 3, 2007, PharmAthene’s stock price was used as the basis for determining fair value.

Basic and Diluted Net Loss Per Share

The Company applies Statement of Financial Accounting Standards No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share.  Basic net loss per share of common stock excludes dilution for potential common stock issuances and is computed by dividing net loss by the weighted-average number of shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities were exercised into common stock. However, for all periods presented, diluted net loss per share is the same as basic net loss attributable to common shareholders per share as the inclusion of weighted average shares of common stock issuable upon the exercise of stock options and warrants would be anti-dilutive. Securities outstanding in the amount of 100,236,500 shares for the three months and nine months ended

September 30, 2006, respectively, were excluded from the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(316,914)	$(3,664,675)	$(8,488,125)	$(10,106,134)
Dividends on and accretion of convertible preferred stock	(653,197)	(1,658,546)	(4,133,733)	(4,931,125)
Net loss available to common stockholders	$(970,111)	$(5,323,221)	$(12,621,858)	$(15,037,259)
Denominator:
Weighted-average shares of common stock outstanding – basic and diluted	14,154,116	559,751	5,181,823	549,714

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, the Company takes into account various factors, including the expected level of future taxable income and available tax planning strategies. If actual results differ from the assumptions made in the evaluation of the Company’s valuation allowance, the Company records a change in valuation allowance through income tax expense in the period such determination is made.

The Company adopted the provisions of Financials Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes- and Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007.  The Company has analyzed tax positions in all jurisdictions where we are required to file an income tax return and we have concluded that we do not have any material unrecognized tax benefits.  As a result, there were no material effects on our financials position or results of operations due to the implementation of FIN 48.  As of December 31, 2006, the Company had recognized a valuation allowance to the full extent of its deferred tax assets since the likelihood of realization of the benefit cannot be determined.  The Company believes that any of its uncertain tax positions would not result in adjustments to its effective income tax rate because likely corresponding adjustments to deferred tax assets would be offset by adjustments to recorded valuation allowances. We file a U.S. federal income tax return as well as returns for various state and foreign jurisdictions. The Company’s income taxes have not been subject to examination by any tax jurisdiction since its inception.  Accordingly, all income tax returns filed the by the Company are subject to examination by taxing jurisdictions.

The Company policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense.  As of the date of adoption of FIN 48, we did not have interest or penalties accrued for any unrecognized tax benefits and there was no significant interest expense recognized during the current year.

Fair Value of Financial Instruments

The Company’s financial instruments include primarily cash and cash equivalents, accounts receivable and other current assets, accounts payable, accrued and other liabilities, and long-term debt. Due to the short-term nature of the cash and cash equivalents, accounts receivable and other current assets, accounts payable and accrued and other liabilities, the carrying amounts of these assets and liabilities approximate their fair value. The fair value of the Company’s long term debt approximates fair value, based on current incremental borrowing rates of the Company.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of adoption of this statement on its financial statements.

3.              Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2007	2006

Land	$553,934	$471,536
Building and leasehold improvements	5,613,406	4,188,746
Furniture, farm and office equipment	240,875	83,293
Laboratory equipment	960,270	797,653
Computer equipment	562,602	372,055
	7,931,087	5,913,283
Less accumulated depreciation	(1,215,443)	(683,071)
Property and equipment, net	$6,715,644	$5,230,212

Depreciation expense for the three months ended September 30, 2007 and 2006 was $157,164 and $99,535, respectively. Depreciation expense for the nine months ended September 30, 2007 and 2006 was $394,938 and $284,142, respectively.

4.              Patents

In conjunction with the Company’s purchase of the assets of Nexia Biotechnologies Ltd. in March 2005 (the “Nexia Acquisition”), the Company recorded intangible assets related to patents of $1,407,000 with a useful life of 11 years. The gross carrying value and accumulated amortization, adjusted based on current foreign currency rates, was $1,741,993 and $409,104, respectively, at September 30, 2007. The gross carrying value and accumulated amortization, adjusted based on current foreign currency rates, was $1,481,952 and $235,716, respectively, at December 31, 2006. For the three months ended September 30, 2007 and 2006, the Company has recorded amortization expense of $52,256 and $35,278, respectively. For the nine months ended September, 2007 and 2006, the Company has recorded amortization expense of $123,775 and $105,833, respectively. Amortization expense related to the above intellectual property is expected to be approximately $127,910 per year for the next five years.

5.              Long Term Debt

Convertible 8% Notes

In connection with the Merger, the Company issued convertible 8% notes (the “Notes”) in the aggregate principal amount of $12.3 million to Former PharmAthene’s noteholders replacing the existing $12.8 million (principal and accrued interest of 8%) Bridge Notes. The transaction was treated as a debt extinguishment under Emerging Issues Task Force No. 96-19 (“EITF 96-19”). Debtor’s Accounting for a Modification or Exchange of Debt Instruments.  Under EITF 96-19, the new debt was recorded at fair value with the difference between the new and the old debt recorded as an extinguishment in the income statement.  This resulted in a gain of approximately $1.2 million for the three and nine months ended September 30, 2007.

The Bridge Notes were entered into in June and August  2006 with certain investors in Former PharmAthene’s Series B Redeemable Convertible Preferred Stock and Series C Redeemable Convertible Preferred Stock.  The Notes accrue interest at an interest rate of 8% per annum, except in the event of a default in which instance the interest rate will increase to 12%.  The principal amount of the Notes and any accrued interest are convertible into shares of PharmAthene common stock at the option of the holder at any time based upon a conversion rate of $10.00 per share. The Notes have a maturity date of two years from the date of issuance.  The Company recognized interest expense of $217,757 on the Notes for the three and nine months ended September 30, 2007. The Company recognized interest expense of $84,623 and $557,962 for the three and nine months ended September 30, 2007, respectively, related to Former PharmAthene’s Bridge Notes.

In connection with the Merger, the Company agreed to pay off two of the holders of the Bridge Notes rather than issue new Notes to them.  Subsequent to the close of the third quarter, the Company paid $242,694, in the aggregate, to such holders in fulfillment of this obligation.

$10 million Debt Financing

On March 30, 2007, the Company entered into a $10 million credit facility with Silicon Valley Bank and Oxford Finance Corporation. Under the credit facility the Company borrowed $10 million, which bears interest at the rate of 11.5%. Pursuant to the terms of the loan and security agreement evidencing the credit facility, the Company made monthly payments of interest only through September 30, 2007 and, thereafter, will make monthly payments of principal and interest over the remaining 30 months of the loan. The loan is secured by a security interest on all of the Company’s assets other than certain intellectual property. The Company may not repay the loan for the first six months but thereafter may prepay provided it pays certain prepayment fees. In connection with the credit facility, the Company issued to Silicon Valley Bank and Oxford Financial Corporation warrants to purchase an aggregate of 438,453 shares of PharmAthene Series C Preferred Stock through March 30, 2017 at an exercise price of $0.91. In connection with the Merger, these preferred stock warrants were assumed and converted to warrants to purchase 98,300 shares of common stock with an exercise price of $4.07 per share.

The Company has recognized interest expense of approximately $291,453 and $589,311 for the three and nine month periods ended September 30, 2007.

6.              Commitments and Contingencies

Leases

The Company leases offices in the United States under a 10 year office lease, which commenced on May 1, 2007. Additionally, following the Nexia Acquisition in March 2005, the Company entered into a two year renewable lease agreement for office space in Canada. This lease is renewable for an additional two years and provides for expansion into additional facility space, if available. Annual minimum payments are as follows:

Remaining 2007	$192,100
2008	369,900
2009	381,100
2010	392,500
2011 and thereafter	2,974,400
$4,310,000

Total rent expense under operating lease agreements approximated $231,200 and $79,400 for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, total rent expense under operating lease agreements approximated $410,600 and $230,800, respectively.

License Agreements

In January 2006, the Company licensed certain patent rights from a research company. The license agreement required a $50,000 up-front payment. Additionally, payments within the agreement included a sublicense fee of 20% and milestone payments of $25,000 upon the granting of a U.S. patent, $200,000 upon the initiation of certain studies or trials, and $250,000 upon BLA approval. Upon commercialization, the license agreement requires royalty payments equal to a specified percentage of future sales of products for both government procurement and commercial market sales subject to the license through the expiration of the licensed patents.  During 2006 and the first nine months of 2007, the Company has expensed $50,000 and nil related to this agreement, respectively.

In August 2006, the Company entered into a research and licensing agreement allowing for the licensing of certain patent rights. The agreement includes research expense reimbursement payments and certain development milestone payments. Upon commercialization, the license agreement requires royalty payments equal to a specified percentage of future sales of products for both government procurement and commercial market sales subject to the license through the expiration of the licensed patents. During 2006 and the first nine months of 2007, the Company expensed $50,000 and nil related to this agreement, respectively.

In connection with the Nexia Acquisition, the Company acquired a license agreement originally executed in September 2004 for the rights to certain technologies. This agreement included an option to license product processing technology necessary to perform development of Protexia® as required under its government contract with the Department of Defense.

The Company executed a new licensing agreement with the development company on March 2, 2007 which results in a license to all technology provided under the original agreement including the necessary purification technology previously included in an option and access to additional information and technology deemed to be essential for development of Protexia® and performance under the Department of Defense contract. Under the new agreement, the Company must pay $200,000 over a period of six years with $100,000 due in the first year. This expense is eligible for reimbursement by the U.S. government under the contract with the Department of Defense.

7.              Related Party Transactions

Through July 2007, the Company leased its office space from an entity that was affiliated with the organization to which Former PharmAthene had issued warrants for 263,296 shares of common stock in August 2003. The Company paid $10,042 and $30,521 in rent expense related to this operating lease for the three months ended September 30, 2007 and 2006, respectively.  For the nine months ended September 30, 2007 and 2006, the Company paid $93,386 and $86,213, respectively.  The Company relocated to its new office space and the lease with the affiliate entity was terminated. Additionally, in conjunction with the Merger as further discussed is Note 9, these warrants were assumed and converted into 14,180 common stock warrants with an exercise price of $0.19 per share.

Several directors and officers of the Company invested in Former PharmAthene’s Bridge Notes in the second and third quarters of 2006.  Additionally, an investor in the Company’s new office space also invested in Former PharmAthene’s Bridge Notes in the second and third quarters of 2006.  In connection with the Merger, these Bridge Notes were converted into approximately $248,000 of Notes.

Prior to the closing of the Merger, a director of HAQ loaned approximately $85,000 to HAQ to fund the renewal of the directors and officers insurance policy which expired in July 2007.  This non-interest bearing loan was repaid by the Company in October 2007.

8.              Medarex Collaboration

In November 2004, the Company and Medarex, Inc. (“Medarex”) entered into a collaboration agreement under which the companies plan to develop and commercialize MDX-1303, a fully human monoclonal antibody targeting the Bacillus anthracis protective antigen. MDX-1303 was developed by Medarex using its UltiMAb Human Antibody Development System®, and this antibody is currently in clinical development by PharmAthene for use against human anthrax infection.

Under the terms of the agreement, Medarex and PharmAthene have agreed jointly to continue to investigate the potential for MDX-1303 to be used as a therapeutic for individuals with active disease as well as for prophylactic treatment of individuals exposed to anthrax. In December 2004, Medarex received a deposit from PharmAthene against potential future development activities for MDX-1303, against which Medarex must submit reports of the use of costs as they are incurred in order to take draw downs against the deposit. The agreement provided that if the project was terminated or if development activities for MDX-1303 by Medarex were completed prior to exhaustion of the deposit, amounts remaining under the deposit were to be returned to PharmAthene. As of December 31, 2006 approximately $419,510 of this deposit remained; this deposit was fully utilized by June 30, 2007. For the three and nine months ended September 30, 2006, PharmAthene recorded the use of these funds for development activities for MDX-1303 as Research and Development operating expenses of $136,433 and $745,528, respectively. For the three and nine months ended September 30, 2007, PharmAthene recorded research and development expenses of $106,628 and $115,229 related to the development activities for MDX-1303. PharmAthene is fully responsible for funding all future research and development activities that are not supported by government funds. The companies will share profits according to a pre-agreed allocation percentage.

9.              Stockholders’ Equity

Stockholders’ equity has been retroactively restated to reflect the number of shares of common stock received by Former PharmAthene security holders in the Merger, after giving effect to the difference between the par values of the capital stock of Former PharmAthene and HAQ common stock, with the offset recorded to additional paid in capital.

Conversion Ratio for Class or Series of Former PharmAthene Stock

Series A	Series B	Series C	Common Stock
0.113777	0.180586	0.224199	0.049769

2002 Long-Term Incentive Plan

In connection with the Merger, the Company assumed awards that were granted by Former PharmAthene under Former PharmAthene’s 2002 Long-Term Incentive Plan (the “2002 Plan”) which provided for the grant of incentive stock options, restricted common stock and stock appreciation rights.  Under the 2002 Plan, option awards were granted to eligible employees, consultants, officers and directors. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on selected inputs. The board of directors of Former PharmAthene established the vesting schedule for the awards. Grants made to new employees upon commencement of employment, typically provided for annual vesting of 25% of shares on the first anniversary date of hire. For annual grants to existing employees, grants typically provided for monthly vesting over four years. These options had a maximum term of no more than 10 years.  As of September 30, 2007, an aggregate of 474,769 shares of common stock are reserved for issuance upon the exercise of outstanding assumed awards.  The 2002 Plan was not assumed by the Company following the Merger; therefore, no further grants may be made under the 2002 Plan.

The following table summarizes the activity of the 2002 Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term

Outstanding, January 1, 2005	184,982	$2.97
Granted	296,093	3.90
Exercised	10,928	2.50
Forfeited	40,038	3.61
Outstanding, December 31, 2005	430,109	$3.57
Exercisable, December 31, 2005	129,548	$3.39

Outstanding, January 1, 2006	430,109	$3.57
Granted	87,879	3.90
Exercised	72,200	3.38
Forfeited	41,474	3.90
Outstanding, December 31, 2006	404,314	$3.64
Exercisable, December 31, 2006	207,050	$3.54

Outstanding, January 1, 2007	404,314	$3.64	7.7 years
Granted	121,950	3.90
Exercised	67	3.90
Forfeited	51,428	4.10
Outstanding, September 30, 2007	474,769	$3.65	7.7 years
Exercisable, September 30, 2007	263,923	$3.56	7.3 years

Vested, September 30, 2007	263,923

2007 Long-Term Incentive Plan

On August 3, 2007, our stockholders approved the 2007 Long Term Incentive Plan (the “2007 Plan”) which provides for the granting of incentive and non-qualified stock options, stock appreciation rights, performance units, restricted common awards and performance bonuses (collectively “awards”)  to our officers and employees. Additionally, the 2007 Plan authorizes the granting of non-qualified stock options and restricted stock awards to our directors and to any independent consultants.  The Company reserved 3,500,000 shares of common stock for distribution of awards under the 2007 Plan.  The Board of Directors in conjunction with management determines who receives awards, the vesting conditions which are generally four years, and the exercise price.  Options may have a maximum term of no more than 10 years.

On August 30, 2007, the Board of Directors of the Company granted to the Company’s Chief Executive Officer, options to purchase 780,000 shares of common stock pursuant to the 2007 Plan at an exercise price of $5.36 per share, determined as the closing price of the Company’s common stock on such date, and granted him 100,000 restricted shares of common stock.  The options have a term of ten years and both the options and restricted stock award vest over a five year period with 25% vesting on the first anniversary of the grant, and the remainder vesting monthly on a pro rata basis over the succeeding 48 months following the first anniversary.

Unit Purchase Option

In connection with the initial public offering, HAQ agreed to sell to Maxim Group, LLC, the underwriters in HAQ’s initial public offering, for $100, an option to purchase up to a total of 225,000 units.  The units issuable upon exercise of this option are identical to those offered in the initial public offering except that the associated warrants have a different exercise price as further discussed in the warrant section below.  This option is exercisable at $10.00 per unit commencing on the later of the consummation of a business combination and July 28, 2006, and expires on July 28, 2010.  The exercise price and number of units issuable upon the exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or HAQ’s recapitalization, reorganization, merger or consolidation.  However the option will not be adjusted for issuance of common stock at a price below its exercise price or for any issuances in connection with the Merger.

On January 23, 2007, HAQ and Maxim Partners, LLC entered into an amendment to the unit purchase option. Such amendment clarifies that (i) if a registration statement covering the securities issuable upon the exercise of the unit purchase option was not effective at the time Maxim Partners, LLC desired to exercise it, then the unit purchase option could expire unexercised, and (ii) in no event would HAQ be obligated to pay cash or other consideration to the holders of the unit purchase option or “net-cash settle” the obligation of HAQ under the unit purchase option.

Warrants

In connection with the initial public offering, and the subsequent closing on the exercise of the over-allotment option, HAQ sold 9,400,000 warrants to acquire shares of common stock.  Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 and expires four years from the effective date of the offerings.  The warrants are redeemable by the Company at a price of $0.01 per warrant, upon 30 days notice after the warrants become exercisable and only in the event that the last sales price of the common stock is at least at $11.50 per share for any 20 days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.  These warrants began trading separately from the Company’s common stock on October 5, 2005.  Further in connection with the initial public offering, HAQ issued to the representative of the underwriters 225,000 warrants to acquire shares of common stock.  These warrants have an exercise price of $7.50 (125% of the exercise price of the warrants in the offering).  These warrants expire five years from the date of the prospectus.

On January 23, 2007, HAQ entered into a warrant clarification agreement to clarify the terms of the warrant agreement between HAQ and Continental Stock Transfer & Trust Company, the warrant agent for the warrants.  The warrant clarification agreement clarifies that (i) if a registration statement covering the securities issuable upon the exercise of a warrant is not effective at the time a holder desired to exercise the instrument, then the warrant would expire unexercised, and (ii) in no event would HAQ be obligated to pay cash or other consideration to the holders of the warrants to “net-cash settle” the obligation of HAQ under the warrants.

In connection with the Merger, a total of 16,118,359 warrants held by Former PharmAthene preferred stockholders were canceled as well as all related agreements previously entered into by the holders of Former PharmAthene preferred stock. Common stock warrants to purchase 263,296 shares of common stock of Former PharmAthene, which resulted from an office lease entered into in August 2003, were converted into 14,180 common stock warrants with an exercise price of $0.19.  Former PharmAthene’s preferred stock warrants to purchase 438,453 shares of common stock of Former PharmAthene issued in connection with the credit facility further discussed in Note 5 were converted to 98,300 common stock warrants of PharmAthene with an exercise price of $4.07 per share.

The following table summarizes the activity of the Company’s warrants:

	Warrants for Shares of Common Stock	Weighted- Average Exercise Price	Warrants for Shares of Preferred Stock	Weighted- Average Exercise Price

Outstanding at December 31, 2004	760,651	$0.19	—	—
Granted – PIP	170,025	0.19	—	—
HAQ initial offering	9,400,000	6.00	—	—
HAQ underwriter offering	225,000	7.50	—	—
Forfeited	(331,765)	0.19
Outstanding at December 31, 2005	10,223,911	5.69	—	—
Granted	—	—	1,179,610	4.07
Exercised	—	—	—	—
Outstanding at December 31, 2006	10,223,911	5.69	1,179,610	4.07
Granted	—	—	98,300	4.07
Converted	98,300	4.07	(98,300)	4.07
Forfeited	(584,731)	0.19	(1,179,610)	4.07
Outstanding at September 30, 2007	9,737,480	$6.01	—	—

Convertible Redeemable Preferred Stock

In September 2003, Former PharmAthene issued 13,769,230 shares of Series A Preferred Stock at a price of $1.09 per share.  Proceeds from this stock issuance were $14,894,498, net of issuance costs of $105,502. In October 2004, Former PharmAthene sold 30,448,147 shares of Series B Convertible Redeemable Preferred Stock to the Series A Preferred Stock investor and four additional investors at a price of approximately $0.91 per share for net proceeds of $27,570,490, net of issuance costs of $207,288.  In conjunction with this financing, the conversion price of the Series A Preferred Stock was adjusted in accordance with the terms of Former PharmAthene’s Certificate of Incorporation, which resulted in the Series A Preferred Stock being convertible into an additional 2,672,770 shares, or a total of 16,442,000 shares, of Former PharmAthene’s common stock at a price of $0.91. Contemporaneously with the consummation of the Nexia Acquisition transaction in March 2005, Former PharmAthene sold 14,946,479 shares of Series C Preferred Stock to investors at a price of approximately $0.91 per share for net proceeds of $15,669,505, net issuance costs of $330,495.  In connection with the Merger, all outstanding Series A, Series B and Series C preferred stock was converted to common stock of the Company on August 3, 2007.  No shares of convertible preferred stock were authorized or outstanding at September 30, 2007.

10.                               Subsequent Events

On November 12, 2007, the Company closed its Canadian research facility located in Ville St-Laurent Montreal (“VSL”), which primarily conducted Protexia® research.  In connection with the closing of VSL, the Company notified all employees working at VSL that they were terminated effective November 12, 2007.  The Company will pay to the employees their salaries and benefits through December 31, 2007 and one-time termination benefits thereafter in January 2008.  Additionally, PharmAthene will incur costs associated with the termination of its lease.  It is estimated that the total costs associated with closing VSL that will result in future cash expenditures, including one-time termination benefits for employee severance, healthcare benefits, outplacement service, lease expense and other contractual obligations, to be approximately $0.6 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements deal with management’s current expectations regarding its plans and objectives for future operations.  This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass.  Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

We have based the forward-looking statements included in this Quarterly Report on Form 10-Q on information available to us on the date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements.  Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements for the Company which present the results of operations of the Company for the three and nine month periods ended September 30, 2007 and 2006 as well as the financial positions at September 30, 2007 and December 31, 2006. The following discussion should also be read in conjunction with the 8-K/A filed on September 24, 2007. In addition to historical information, the following discussion may contain forward looking information that involves risks and uncertainties. All amounts presented, except share data, are rounded to the nearest thousand dollars.

Overview

The Company is a biodefense company engaged in the business of discovery and development of novel human therapeutics and prophylactics for the treatment and prevention of morbidity and mortality from exposure to biological and chemical weapons. Additionally, the Company collaborates with other pharmaceutical companies to support clinical development of product candidates. The Company has two products currently under development. Valortim™, a fully human monoclonal antibody (an identical population of highly specific antibodies produced from a single clone) for the prevention and treatment of anthrax infection and Protexia®, mimics a natural bioscavenger for the treatment or prevention of nerve agent poisoning by organophosphate compounds which include nerve gases and pesticides.

The Company’s lead product candidate, Valortim™, is a fully human monoclonal antibody designed to protect against and treat inhalation anthrax infection, the most lethal form of illness in humans caused by the Bacillus anthracis bacterium. The Company is co-developing Valortim™ with Medarex, Inc., a biopharmaceutical company that specializes in developing fully human antibody-based therapeutic products and will share with Medarex any profits derived from sales of Valortim™. Preclinical trials on animal models have demonstrated Valortim™ to be highly efficacious as both a prophylaxis and a therapeutic for inhalation anthrax infection. The Company and Medarex have completed dosing of healthy volunteers in a Phase I open-label, dose-escalation clinical trial to evaluate the safety, tolerability, immunogenicity (the ability of an antigen to elicit an immune response), and pharmacokinetics (the study of absorption, metabolism and action of drugs) of a single dose of Valortim™ administered intravenously or intramuscularly. No drug-related serious adverse events have been reported. Final results from the Phase I trial were presented at the Infectious Disease Society of America meeting in October 2006. Valortim™ has been granted Fast Track Status by the U.S. Food and Drug Administration (the “FDA”), which may permit the Company to submit portions of a Biologics License Application (“BLA”) or efficacy supplement before the complete BLA is submitted. This may expedite the review process but requires that the FDA have sufficient resources to allow early review of the portions submitted. In addition, Valortim™ has been granted orphan drug status for the treatment of inhalational anthrax.

Protexia®, the Company’s second product candidate, is a recombinant form (that is, produced using genetic engineering technology) of human butyrylcholinesterase, a naturally occurring enzyme (“BChE”), for use in the prophylaxis and treatment of organophosphate chemical nerve agent poisoning. Preclinical trials on animal models have demonstrated that Protexia® is highly efficacious both prophylactically for chemical nerve agent poisoning. The Company plans to continue preclinical animal studies of Protexia® through 2007 and file an Investigational New Drug application (“IND”) with the FDA in 2008. The procurement process for the scale-up development and sale of Protexia® is already underway with the U.S. Department of Defense (the “DoD”), the department charged with purchasing biodefense countermeasures for military use. The DoD requested competitive bids in a Request for Proposal (an “RFP”) for a recombinant form of BChE drug for the prophylaxis treatment of chemical nerve agent poisoning, which the Company submitted in November 2005.  In September 2006, the Company was awarded a contract by the DoD for the advanced development of Protexia® and procurement of an initial 90,000 doses for approximately $35 million. If all options and extensions of this contract are exercised, the contract could amount to up to $213 million in revenues.

Prior to the Merger, the Company has financed its operations since inception in March 2001 primarily through the issuance of equity securities, convertible notes, and proceeds from loans or other borrowings. In addition to the trust funds obtained in the Merger, any, or all, of these financing vehicles or others may be utilized to fund its future capital requirements.

Results of Operations

Revenue

The Company recognized revenues of $3.4 million during the three months ended September 30, 2007. For the nine months ended September 30, 2007 and 2006, the Company recognized revenues of $8.7 million and $188,000 respectively. These revenues consist primarily of contract and grant funding from the U.S. government for the development of pharmaceutical products for Protexia®, one of the Company’s two drug candidates. Other non-grant related revenue of $7,800 and $9,300 was recognized for the first nine months of fiscal years 2007 and 2006, respectively.

Contract and Grant Revenue

During the three and nine months ended September 30, 2007 and 2006, contract and grant revenues recognized related to U.S. government awarded contracts and grants as follows:

•                  In connection with the Nexia Acquisition, the Company was assigned the rights to receive the fixed price grant with the U.S. Army Medical Research and Material Command Center to fund preclinical studies for the Protexia® compound. The Company received approximately $2.7 million for the period from April 2003 through September 2006.

•                  In September 2006, the DoD U.S. Army Space and Missile Command awarded the Company a multi—year contract for advanced development of the Company’s broad spectrum chemical nerve agent prophylaxis and therapy, Protexia®. The contract for advanced development and procurement of an initial 90,000 doses of Protexia® is for approximately $35 million. If all options and extensions of this contract are exercised, the contract could amount to up to $213 million in revenues. The Company received $3.4 million and $8.6 million, respectively, under this contract during the three months and nine months ended September 30, 2007.

•                  In October 2006, the National Institutes of Health (NIH) Countermeasures Against Chemical Threats, (Counter ACT) Research Network awarded a $1.7 million grant to support continued development of the Company’s broad spectrum chemical nerve agent therapy, Protexia®. Counter ACT’s program goal is to develop novel therapeutic agents for use in a mass civilian terrorist attack. The Company received $0 and $119,400, respectively, under this contract during the three months and nine months ended September 30, 2007.

During the three months ended June 30, 2006, the Company recognized $178,700 in grant revenue related to the firm fixed price grant with the U.S. Army Medical Research and Material Command Center to fund preclinical studies for the Protexia® compound. Work under this grant was completed in March 2006, with no additional grant funding for the remainder of the year.

Other Revenue

In connection with the Nexia Acquisition, the Company acquired property and equipment, including farm facilities. Other income primarily results from the leasing of farm facilities that the Company is currently not utilizing.

Research and Development Expenses

The Company’s research and development expenses were $3.6 million and $1.7 million for the three months ended September 30, 2007 and 2006, respectively.  For the nine months ended September 30, 2007 and 2006, the Company recognized research and development expenses of $10.7 million and $4.8 million, respectively. These expenses resulted from research and development activities related to programs for ValortimTM, for protection against and treatment of inhalation anthrax, and for Protexia®, for treatment of nerve agent poisoning. The Company incurred both direct and indirect expenses. Direct expenses included salaries and other costs of personnel, raw materials and supplies. The Company may also incur third-party costs related to these projects, such as contract research, consulting and clinical development costs for individual projects.

Research and development expenses for the three and nine months ended September 30, 2007 and 2006, respectively, was attributable to research programs as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Valortim™	$615,400	$449,700	$2,133,200	$1,106,700
Protexia®	2,621,700	1,192,100	7,208,200	3,639,000
Internal research and development	410,200	28,400	1,392,900	90,500
Total R&D expenses	$3,647,300	$1,670,200	$10,734,300	$4,836,200

Research and development expense increased $2.0 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 primarily as a result of increased process development and manufacturing activities related to Protexia® and Valortim™ of $2.2 million, partially offset by less pre-clinical activity of approximately $179,000.  The increase in research and development costs of $5.9 million from the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2007 resulted from increased process development and manufacturing activities related to Protexia® and Valortim™ of $5.9 million and additional personnel related expenses of approximately $562,500. This increase is partially offset by reduced clinical fees and other costs of $358,000 related to the clinical trial program for Valortim™ which was initiated in fiscal year 2005 in collaboration with Medarex.

For the three and nine months ended September 30, 2007, the Company expended approximately $1.7 million and $4.1 million, respectively, primarily on process development and manufacturing activities for Protexia. Additionally, approximately $529,700 and $1.6 million was spent on internal human resources for the same periods, respectively. For the three and nine months ended September 30, 2006, the Company spent approximately $761,800 and $2.3 million on internal human resources on the Protexia® development program.  Additionally, $354,700 and $1.2 million was incurred as related to pre-clinical testing and manufacturing. From inception of the Protexia® development program to date, the Company has expended a total of $15 million related to the Protexia® program (exclusive of amounts spent by Nexia prior to the Nexia Acquisition).

For the three and nine months ended September 30, 2007, the Company spent approximately $589,400 and $2.0 million for the development of Valortim, respectively, on process and clinical development with the remaining expenditure related to internal resources. For the three and nine months ended September 30, 2006, the Company spent $342,400 and $926,500 on clinical development with the remaining expense related to internal resources. From inception of the Valortim™ development program to date, the Company has expended a total of $6 million related to the Valortim™ development program.

Internal research and development costs include activities related to the development of future programs.

General and Administrative Expenses

General and administrative functions for the Company include executive management, finance and administration, government affairs and regulations, corporate development, human resources, legal, and compliance. For each function, the Company may incur direct expenses such as salaries, supplies and third-party consulting and other external costs. Indirect costs such as facilities, utilities and other administrative overhead are also included in general and administrative expenses.

Expenses associated with general and administrative functions for the Company were $3.2 million and $1.6 million for the three months ended September 30, 2007 and 2006, respectively. General and administrative expenses increased $1.6 million from the three months ended September 30, 2006 as compared to the three months ended September 30, 2007 primarily due to increased employee costs of $381,400 and related increased travel activities of $122,100, and $890,000 in additional consulting and legal costs associated with transactional, proposal and compliance related activities. The remaining increase results from increased facilities expense due to increased number of employees and the Company’s move into larger office space.

Expenses associated with general and administrative functions for the Company were $8.6 million and $4.6 million for the nine months ended September 30, 2007 and 2006, respectively. General and administrative expenses increased $4.0 million from the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2007 primarily due to $2.0 million in additional consulting and legal costs associated with transactional, proposal and compliance related activities, increased employee costs of $1.4 million and related increased travel activities of $280,100, and increased building operation costs of $391,500 associated with the increased headcount, primarily in the United States.

Depreciation and Intangible Amortization

Depreciation and intangible amortization expense was $209,400 and $134,800 for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, deprecation and intangible amortization expense was $518,700 and $390,000, respectively. Depreciation expense for the three months ended September 30, 2007 and 2006 of $157,200 and $99,500, respectively, and for the nine months ended September 30, 2007 and 2006 of $394,900 and $284,200, respectively resulted primarily from building, leasehold improvements and lab equipment acquired through the Nexia Acquisition during the first quarter of 2005. Amortization expense recorded the three months ended September 30, 2007 and 2006 of $52,200 and $35,300, respectively, and for the nine months ended September 30, 2007 and 2006 of $123,800 and $105,800, respectively, related to patents acquired in the Nexia Acquisition.

Other Income and Expenses

Other income and expenses consists primarily of income on the Company’s investments, interest expense on the Company’s debt and other financial obligations and the change in market value of its derivative financial instruments. For the three months ended September 30, 2007 and 2006, the Company’s interest income was $275,600 and $24,500, respectively. The Company’s interest income was $424,800 and $131,200 for the nine months ended September 30, 2007 and 2006, respectively. The increase in interest income for the three and nine months ended September 30, 2007 as compared to the same period in 2006 resulted from higher average investment balances throughout fiscal year 2007 primarily resulting from financing activities and the cash proceeds from the

Merger of $58.7 million in September 2007.

The Company incurred interest expense of $593,900 and $298,100 for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, the Company incurred $1.4 million and $298,200 of interest expense, respectively.  During the second and third quarters of fiscal year 2006, the Company entered into $11.8 million 8% convertible notes.  The Company recognized $84,600 and $558,000, respectively, in interest expense related to these notes for the three and nine months ended September 30, 2007. These notes were converted to new $12.3 million convertible 8% notes in conjunction with the Merger on August 3, 2007.  PharmAthene has recognized $217,800 in interest expense related to these notes for the quarter ended September 30, 2007.  Additionally, the Company recognized a $1.2 million gain on the extinguishment of debt as a result of the conversion of notes and the reduced market valuation of the converted notes.

On March 30, 2007, the Company entered into a $10 million credit facility.  Approximately $291,500 and $589,300 in interest expense has been recognized for the quarter and nine months ended September 30, 2007, respectively.

The Company has historically recorded a change in market value of its derivative instruments on a quarterly basis, which consisted of warrants to purchase 5,699,895 shares of Series C Preferred Stock of Former PharmAthene at an exercise price of $0.91 per share.  These warrants were cancelled on August 3, 2007 in connection with the Merger and resulted in a $2.4 million write-off.  For the three and nine months ended September 30,  2006, the Company incurred income of $19,400 and an expense $345,800, respectively, related to the change in market value of these warrants.  The fair values of these warrants were estimated on a quarterly basis using the Black-Scholes valuation model.

For the quarter ended September 30, 2007, PharmAthene reported net loss of approximately $316,900 which primarily resulted from two non-cash income items.  These non cash items were the $1.2 million gain on the extinguishment of debt and the $2.4 million related to the change in the market value of derivative instruments which were cancelled with the Merger.  Excluding these two Merger related transactions, the Company would have reported a net loss of approximately $4.0 million.

Liquidity and Capital Resources

Overview

The Company’s primary cash requirements are to fund its research and development programs and to fund general corporate overhead. Its cash requirements could change materially as a result of changes in its business and strategy. These changes could arise from the Company’s management team’s evaluation of its business strategy, the progress of its research and development activities and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

The Company has financed its operations since inception in March 2001 primarily through the issuance of equity securities in addition to convertible notes, and proceeds from loans or other borrowings. In addition to the use of the trust funds obtained in the Merger, any combination of, or all of, these financing vehicles or others may be utilized to fund its future capital requirements. In evaluating alternative sources of financing, the Company considers, among other things, the dilutive impact, if any, on its stockholders, the ability to leverage stockholder returns through debt financing, the particular terms and conditions of each alternative financing arrangement and its ability to service its obligations under such financing arrangements.

The Company’s Consolidated Financial Statements have been prepared on a basis which assumes that it will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative net losses and expects to incur additional losses to perform further research and development activities. The Company does not have commercial products and even following the Merger, given the substantial costs relating to the development of pharmaceutical products, has limited capital resources. Its plans with regard to these matters include continued development of its products as well as seeking additional funds to support its research and development efforts.

Although the Company continues to pursue these plans, there is no assurance that it will be successful in obtaining sufficient financing on commercially reasonable terms or that it will be able to secure financing through government contracts and grants.

Continuation of the Company as a going concern is dependent upon, among other things, the success of the Company’s research and development programs and its ability to obtain adequate financing. The Company’s Consolidated Financial Statements do not include any adjustments relating to recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Sources and Uses of Cash

Cash and cash equivalents for the Company were $60.3 million and $5.1 million at September 30, 2007 and December 31, 2006, respectively. The $55.2 million increase in cash and cash equivalents from December 31, 2006 was primarily attributable to the August 2007 Merger with HAQ which resulted in cash proceeds of $58.7 million and the March 2007 $10 million debt financing, partially offset by the funding of operations for nine months ended September 30, 2007.

Operating Activities

Net cash used in operating activities was $7.8 million and $8.6 million for the nine months ended September 30, 2007 and 2006, respectively. The 2007 cash used in operations reflects a net loss after the effect of non-cash adjustments of $11.3 million and an increase in accounts receivable of $1.6 million partially offset by an increase in accrued expenses and accounts payable of $4.8 million. Non-cash adjustments for the nine months ended September 30, 2007 included a $2.4 million charge that resulted from the cancellation of Former PharmAthene’s preferred stock warrants and a $1.2 million gain on the extinguishment of debt, neither of which actually reduced the amount of cash actually used during the respective period. Accounts receivable increased due to contract award receivables due from the DoD related to increased activities related to the advanced development of Protexia®.  Accounts payable and accrued expenses increased due to approximately $2.8 million of Merger related costs, approximately $0.9 million in increased development activities, approximately $0.4 million of deferred rent expenses related to the Company's newly leased office space, and increased legal and compliance related activities.

The 2006 cash used in operations results primarily from a net loss after the effect of non-cash adjustments of $9.1 million offset by increased accounts payable and accrued expenses of $328,200 resulting from increased development activities.

Investing Activities

Net cash used in investing activities was $993,500 for the nine months ended September 30, 2007 as compared to $3.5 million for comparable period in fiscal year 2006. All investing activities in 2007, and $473,300 of investing activities for the period ended September 30, 2006, related to the purchase of property and equipment. The Company finances capital expenditures primarily through direct purchases utilizing the Company’s existing cash.

 In March 2006 in connection with the SIGA Merger Agreement, the Company entered into a Bridge Note Purchase Agreement with SIGA providing SIGA with interim financing, subject to the execution of a definitive merger agreement through a bridge loan.  Through September 30, 2006, the Company funded $3.0 million of this interim financing.  This note and accrued interest was paid in full in October 2006.

Financing Activities

Net cash provided by financing activities was $63.9 million for the period ended September 30,2007. The 2007 cash provided in financing results from the $58.7 million in cash proceeds from the reverse merger with HAQ, a $10 million credit facility partially offset by $4.8 million of Merger related costs.

On August 3, 2007, the Company consummated the Merger pursuant to which HAQ’s wholly-owned subsidiary, PAI Acquisition Corp., was merged with and into Former PharmAthene. Immediately following the Merger HAQ changed its name from Healthcare Acquisition Corp. to “PharmAthene, Inc.” and Former

PharmAthene, which became a wholly-owned subsidiary of HAQ, changed its name to “PharmAthene US Corporation.”  As consideration for the Merger, the Company paid stockholders, option holders, warrant holders and noteholders of Former PharmAthene (the “PharmAthene Security Holders”) the following consideration:

(i) an aggregate of 12,223,296 shares of common stock of the Company at closing (the “Stock Consideration”) including 300,688 shares in adjustment (the “Adjustment”) calculated on the basis of the number of shares electing conversion in excess of 5% of the Company’s outstanding common stock prior to the Merger; and

(ii) $12,312,000 in 8% convertible notes (the “Convertible Notes”) issued by the Company (the “Note Consideration”);

In addition, the PharmAthene Security Holders will receive up to $10 million in milestone payments contingent upon the Company entering into a contract prior to December 31, 2007 for the sale of Valortim™ to the U.S. government for more than $150 million in anticipated revenue; the payments will be equal to 10% of the actual collections from the sale of Valortim™ up to $10 million.

On March 30, 2007, the Company entered into a $10.0 million credit facility with Silicon Valley Bank and Oxford Finance Corporation. Under the credit facility, the Company borrowed $10 million which loan bears interest at the rate of 11.5% per annum. Pursuant to the terms of the loan and security agreement evidencing the credit facility, the Company made monthly payments of interest only through September 30, 2007 and, thereafter, will make monthly payments of principal and interest over the remaining 30-month term of the loan. The loan is secured by a security interest on all of the Company’s and PharmAthene Canada’s assets other than certain intellectual property. In addition, in the event that the Delaware Chancery Court’s determination is reversed on appeal and the Merger was not consummated by August 3, 2007, the Company has agreed to provide the lenders with a mortgage on its Canadian real estate. The Company may not repay the loan for the first six months but, thereafter, may prepay provided it pays certain prepayment fees. In connection with the credit facility, the Company issued to Silicon Valley Bank and Oxford Financial Corporation warrants to purchase an aggregate of 438,453 shares of the Former PharmAthene’s Series C Preferred Stock through March 30, 2017 at an exercise price of $0.91 per share which as a consequence of the Merger converted into 98,300 shares of the Company’s common stock at an exercise price of $4.07 per share.

Future Cash Needs

The Company has financed its operations since inception in March 2001 primarily through the issuance of equity securities, convertible notes, and proceeds from loans or other borrowings. Any, or all, of these financing vehicles or others may be utilized to fund the Company’s future capital requirements.

The Company’s future capital requirements and liquidity will depend on many factors, including but not limited to, the progress of its research and development programs; the progress of pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approval; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; the changes in its existing research relationships, competing technological and marketing developments; its ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others; and any future change in its business strategy.

The Company expects to fund its development activities for Protexia® primarily using the funds available from its contract with the DoD. Under the agreement, the DoD has agreed to fund up to $35 million of development costs as incurred over a three-year period. The Company believes this funding will be sufficient to complete the development of Protexia®. In connection with its collaboration with Medarex for the development of Valortim, the Company has expended $2.1 million of its own funds and Medarex has received $7.2 million in grants from the United States Government. On September 28, 2007, PharmAthene was awarded a $13.9 million contract for the advanced development of Valortim for use as an anti-toxin therapeutic to prevent and treat inhalation anthrax infection from the National Institute of Allergy and Infectious diseases, (NIAID) and the Biomedical Advanced Research and Development Authority (BARDA). The Company believes that the remaining costs for this development program will be financed through additional grants to the Company (not Medarex) anticipated to be received from the United States Government and from the Company’s available cash.

The Company has incurred cumulative net losses and expects to incur additional losses to perform further research and development activities. It does not have commercial products and has limited capital resources. The Company’s plans with regard to these matters include continued development of its product candidates as well as seeking additional research support funds and financial arrangements through a combination of collaborative agreements, strategic alliances, research grants, equity and debt financing. Although the Company continues to pursue these plans, there is no assurance that it will be successful in obtaining sufficient financing on commercially reasonable terms or that the Company will be able to secure financing from anticipated government contracts and grants.

Off-Balance Sheet Arrangements

The only off-balance sheet arrangements which the Company has entered into are its facility and equipment operating lease agreements. The Company’s obligations under these agreements are presented in this section under ‘‘Contractual Obligations.’’

Critical Accounting Policies

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from our estimates and assumptions. The Company believes the following critical accounting policies, among others, affect our more significant estimates and assumptions and require the use of complex judgment in their application.

Adoption of FASB 123R regarding share-based payments

On December 13, 2004, the FASB issued FAS 123R, which requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their grant date fair values for interim or annual periods beginning after June 15, 2005. Costs of all Share-based payments will be recognized over the requisite service period that an employee must provide to earn the award (i.e. usually the vesting period) and charged to the operating expense associated with that employee. The Company adopted FAS 123R on January 1, 2006 using the ‘‘modified prospective’’ method. Because the Company does not have history as a publicly held company, it has based such measurements as volatility on publicly held companies similar to the Company.

Revenue Recognition

The Company recognizes revenue when all terms and conditions of the agreements providing for the receipt of revenues have been met including persuasive evidence of an arrangement, services have been rendered, price is fixed or determinable, and collectibility is reasonably assured. For reimbursable cost research grants, the Company recognizes revenue as costs are incurred and appropriate regulatory approvals have been obtained or approval criteria are met for invoicing the related government agency.

All of the grant revenue the Company recognized historically was received under cost reimbursement grants from the U.S. government to fund the development of pharmaceutical products for biodefense applications In addition, reimbursed costs are subject to review and adjustment by the granting agency. As the Company develops experience with contracting authorities and if and as its incurred cost submissions are reviewed and approved by the responsible government authorities, estimates of the assumptions related to these uncertainties may change.

Research and Development Expenses

Research and development costs include salaries, facilities expense, overhead expenses, material and supplies, pre-clinical expense, clinical trials and related clinical manufacturing expenses, stock based compensation expense, contract services and other outside services.  Such costs are charged to expense as incurred.

Intangible Assets

When the Company acquires development products, it allocates the purchase price, including expenses and assumed liabilities, to tangible and intangible assets. The portion allocated to intangible assets may be allocated to trademarks, patents and other intangibles. The Company estimates the useful lives of the assets by considering the remaining life of the patents, estimated future introductions of competing products, and other related factors.

Because of the nature of pharmaceutical research, and particularly because of the difficulties associated with efficacy studies in humans related to the bioterrorist products with which the Company works and the government’s related funding provisions, factors that affect the estimate of the life of the asset are often more uncertain than other non-bioterrorist pharmaceutical research. On an annual basis, the Company assesses recoverability of intangibles from future operations, using undiscounted future cash flows derived from the intangible assets.

Any impairment would be recognized in operating results to the extent the carrying value exceeds the fair value, which is determined based on the net present value of estimated future cash flows; in certain situations, where the carrying value is dependent upon the outcome of a single study and that study is unsuccessful, that impairment may be significant in amount and immediate in timing.

Consolidation of PharmAthene Canada, Inc.

The FASB has issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, (“FIN 46R”), which expands consolidated financial statements to include variable interest entities. Variable interest entities are to be consolidated by the company which is considered to be the primary beneficiary of the entity, even if such company does not have majority control. Under FIN 46R, the Company has been deemed the primary beneficiary of PharmAthene Canada, Inc., a variable interest entity. Accordingly, the financial results of PharmAthene Canada, Inc. have been consolidated with the Company financial statements as of its date of inception.

Contractual Obligations

The following are contractual commitments at September 30, 2007 associated with leases, research and development arrangements, collaborative development obligations and long term debt:

Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating facility leases	$4,644,400	$567,800	$1,001,900	$814,500	$2,260,200
Research and development agreements	18,091,500	18,091,500	—
Notes payable, including interest	25,822,000	4,917,700	20,904,300	—	—
Total contractual obligations	$48,557,900	$23,577,000	$21,906,200	$814,500	$2,260,200

(1)          This table does not include any royalty payments of future sales of products subject to license agreements the Company has entered into in relation to its in-licensed technology, as the timing and likelihood of such payments are not known. Additionally, the table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

None

Item 4.  Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in the Company’s Amendment No. 1 to its Current Report on Form 8-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 3, 2007, we issued the following unregistered equity securities: 12,223,296 shares of common stock issued to stockholders pursuant to the Merger Agreement.  All of such shares were issued in reliance upon an exemption from registration under Section 4(2) and/or Regulation D, Rule 506 of the Securities Act of 1933, as amended, which exempts from registration transactions by an issuer not involving a public offering.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of the Security Holders.

Duringr the quarter ended September 30, 2007, the following proposals were submitted to and approved by the stockholders present at the Special Meeting of Stockholders of HAQ on August 3, 2007:

1.                                       the Merger Proposal — the Merger of Former PharmAthene, Inc. and HAQ:

For	7,464,405	Against	2,409,275	Abstaining	50,500

2.                                       the Amendment Proposal — the amendment to HAQ’s amended and restated certificate of incorporation to: (i) change HAQ’s name from “Healthcare Acquisition Corp.” to “PharmAthene, Inc.”; (ii) remove certain provisions containing procedural and approval requirements applicable to HAQ prior to the consummation of the business combination that will no longer be operative after the consummation of the Merger; and (iii) grant to holders of convertible promissory notes issued in the Merger the right to designate three members to the Board of Directors of HAQ for so long as at least 30% of the original face value of such notes remain outstanding:

For	7,124,485	Against	2,579,945	Abstaining	208,750

3.                                       the Incentive Plan Proposal — the adoption of the 2007 Long-Term Incentive Plan pursuant to which HAQ will reserve 3,500,000 shares of common stock for issuance pursuant to the Plan:

For	7,108,081	Against	2,635,195	Abstaining	169,904

4.                                       the Adjournment Proposal — the adjournment of the Special Meeting, if necessary and appropriate, for the purpose of soliciting additional proxies if there are not sufficient votes for the foregoing proposals

For	5,845,516	Against	3,573,480	Abstaining	179,554

The Merger Proposal, the Amendment Proposal, the Incentive Plan Proposal and the Adjournment Proposal are explained in more detail in our Definitive Proxy Statement filed with the SEC on July 16, 2007, which is incorporated herein by reference.

Item 5.  Other Information.

Registration Statement

On October 2, 2007, we filed a Registration Statement on Form S-3 to register for resale from time to time by the Company’s selling stockholders (described in the section entitled “Selling Stockholders” on page 12 of the prospectus and incorporated herein by reference) up to 14,486,784 shares of our common stock, including (i) 12,223,296 shares of common stock issued to stockholders pursuant to the Merger, (ii) 550,000 shares of common stock, in the aggregate, acquired by David P. Wright and the funds affiliated with MPM Capital L.P. and Healthcare Ventures VII, L.P. on August 2, 2007 and August 3, 2007, (iii) 1,231,273 shares of common stock underlying 8% convertible notes with a fixed conversion price of $10.00 per share also issued in the Merger, (iv) 100,778 shares of common stock underlying warrants with a fixed exercise price of $4.06 per share issued pursuant to the credit facility entered into with Silicon Valley Bank and Oxford Finance Corporation and assumed by us in connection with the Merger, and (v) 14,537 shares of common stock underlying warrants with a fixed exercise price of $0.20 per share issued to our former landlord, Chesapeake Innovation Center LLC, and assumed by us in connection with the Merger.

Once the Registration Statement is declared effective, the selling stockholders may offer and sell, from time to time, in the open market or in privately negotiated transactions and at market prices, fixed prices or negotiated prices, all or any portion of such shares in amounts and on terms to be determined at the time of sale. We will not receive any of the proceeds from the resale of shares of our common stock by the selling stockholders.

Closing of Canadian Research Facility (“VSL”)

On November 12, 2007, we made the determination to close our Canadian research facility located in Ville St-Laurent, Montreal (“VSL”), which primarily conducted Protexia® research on transgenic goat technology. Management determined that it was in our best interest to close VSL since the Protexia® program had advanced from research-based to GMP manufacturing and advanced process development, making unnecessary further expansion of our research function in the transgenic goat platform.  Under our contract with the Department of Defense (“DoD”) regarding Protexia®, the DoD has agreed to fund our GMP manufacturing and advanced process development of Protexia®, whereas we funded all past research activities.

In connection with the closing of VSL, we notified all employees working at VSL that they were terminated effective November 12, 2007 but would be paid their current salaries through December 31, 2007, with one-time termination benefits to be paid out in a lump sum on January 15, 2008, which, with all related costs, will equal approximately $0.4 million in the aggregate.  We will also incur costs associated with the termination of our lease of approximately $0.1 million.  We estimate the total direct costs associated with closing VSL that will result in future cash expenditures, including one-time termination benefits of employee severance, healthcare benefits, outplacement service, lease expense and other contractual obligations, to be approximately $0.6 million.

We expect to vacate the research facilities in early 2008.  We will still maintain our transgenic goat farm facilities in St. Telesphore, Quebec.  We intend to maintain a small executive office in Quebec for critical corporate functions.

Item 6.  Exhibits.

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PharmAthene, Inc.

Dated: November 13, 2007	By:	/s/ David P. Wright
David P. Wright Chief Executive Officer

Dated: November 13, 2007	By:	/s/ Christopher C. Camut
Christopher C. Camut Principal Financial Officer