Form 10-K/A
period 2007-12-31
PHARMATHENE, INC
filed 2008-04-29
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-32587

PHARMATHENE, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2726770
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One Park Place, Suite 450, Annapolis, MD	21401
(Address of principal executive offices)	(Zip Code)

(410) 269-2600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	American Stock Exchange
Warrants to purchase shares of Common Stock	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large Accelerated Filer    ☐  Accelerated Filer    ☐  Non-Accelerated Filer    ☒  Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $68,620,000 based upon the closing price on the American Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2007).

The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of March 26, 2008 was 22,087,121.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of PharmAthene, Inc. (the “Company” or “PharmAthene”) for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008 (the “Original 10-K Filing”) is being filed solely for the purpose of including the information required by Part III of Form 10-K which was previously expected to be incorporated by reference to the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders as we no longer anticipate filing our definitive proxy statement within 120 days of our fiscal year ended December 31, 2007. Therefore, Part III, Items 10-14, of the Company’s Original 10-K Filing are hereby amended and restated in their entirety.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K Filing. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K Filing. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original 10-K Filing was filed.

As required by Rule 12b-15, in connection with this Form 10-K/A the Company’s Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated April 29, 2008 and written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 29, 2008.

EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

Special Note Regarding Forward-Looking Statements

We believe that some of the information in this document constitutes forward-looking statements. You can identify these statements by forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intends,” and “continue” or similar words. You should read statements that contain these words carefully because, among other things, they may:

•                  discuss future expectations:

•                  indicates projections of future results of operations or financial condition; or

•                  state other “forward-looking” information.

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

All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Unless otherwise indicated, the information in this Amendment is as of December 31, 2007. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

PharmAthene’s directors are elected at each Annual Meeting of Stockholders and hold office for a one-year term or until their successors have been elected and qualified. Currently, since at least 30% of the aggregate principal amount of the Notes remains outstanding, our Amended and Restated Certificate of Incorporation requires the Company to maintain a Board consisting of no more than seven members. Nonetheless, the Company’s Bylaws provide that the number of directors constituting the entire Board shall be not less than one nor more than nine as determined by resolution of the Board. Our Board has requested the consent of the Noteholders to increase the number of directors comprising the Board to eight directors and, provided that an amendment to the Amended and Restated Certificate of Incorporation is approved by the Noteholders and by a majority of the Stockholders resulting in our Amended and Restated Certificate of Incorporation allowing our Board to be comprised of eight members, then eight directors will be elected at the next Annual Meeting, five candidates nominated by the Board and elected by the Stockholders (the “Stockholder Director Nominees”) and three candidates nominated and elected by the Noteholders (the “Noteholder Director Nominees”). In the event that the proposed amendment is not approved by the Stockholders, then only seven directors will be elected at the next Annual Meeting, four Stockholder Director Nominees and three Noteholder Director Nominees.

The Board has nominated as Stockholder Director Nominees, John Pappajohn, David P. Wright, Joel McCleary and John Gill, each of whom are directors currently, and Derace L. Schaffer, M.D., who would be the additional nominee if the amendment to the Amended and Restated Certificate of Incorporation is approved, in each case to serve for a one year term expiring at our 2009 Annual Meeting of Stockholders.

The Noteholders have nominated as Noteholder Director Nominees, James H. Cavanaugh, Ph.D., Elizabeth Czerepak and Steven St. Peter (together, the “Noteholder Director Nominees”), each of whom are directors currently, to serve for a one year term expiring at our 2009 Annual Meeting (collectively, the Stockholder Director Nominees and Noteholder Director Nominees constitute the “Director Nominees” or individually a “Director Nominee”). All Director Nominees have indicated to the Company that he or she will serve if elected. The Noteholders voting separately as a class, are entitled to elect three of our directors, and all of our remaining directors are elected by the holders of our common stock, voting separately as a single class.

Stockholder Director Nominees

Set forth below is information regarding each Stockholder Director Nominee.

Name	Age	Position
John Pappajohn	79	Chairman of the Board
David P. Wright	60	President and Chief Executive Officer and Director
Joel McCleary*	59	Director
John Gill*	56	Director
Derace L. Schaffer, M.D.	60	Director

* Independent Director.

John Pappajohn, 79. Mr. Pappajohn has served as the Company’s Chairman since April 2005 and was the Company’s secretary from April 2005 to August 3, 2007. Since 1969, Mr. Pappajohn has been the President and principal stockholder of Equity Dynamics, Inc., a financial consulting firm, and the sole owner of Pappajohn Capital Resources, a venture capital firm. Mr. Pappajohn has been an active private equity investor in healthcare companies for more than 30 years and has served as a director of more than 40 public companies. Mr. Pappajohn has been a founder in several public healthcare companies such as Caremark Rx, Inc., Quantum Health Resources, and Radiologix, Inc. Mr. Pappajohn received his Bachelor of Arts degree from the University of Iowa. Mr. Pappajohn also serves as a director of the following public companies: Allion Healthcare, Inc., American CareSource Holdings, Inc., CareGuide, Inc., MC Informatics, Inc., ConMed Health Management, Inc. and Spectrasciences, Inc.

David P. Wright, 60. Mr. Wright has served as a member of the Board since August 3, 2007 and, from July 2003 to August 3, 2007, was President and Chief Executive Officer of what, prior to the merger, was the privately-held PharmAthene, Inc. and is now our wholly-owned subsidiary, PharmAthene US Corporation. Prior to joining the Company, and during 2003, Mr. Wright served as

President and Chief Operating Officer of GenVec Inc, and previously, from 2001 to 2003, as President and Chief Business Officer of Guilford Pharmaceuticals. Mr. Wright served as Executive Vice President of MedImmune, Inc. from 1990 to 2000. Prior to serving at MedImmune, he held various marketing and sales positions at pharmaceutical companies including SmithKline and French Laboratories, G.D. Searle, and Glaxo. Mr. Wright received a Master’s degree from the University of South Florida. Mr. Wright currently serves as a director of Achillon, Inc.

Joel McCleary, 59. Mr. McCleary has served as a member of the Board since August 3, 2007 and, from inception to August 3, 2007, was Chairman of the Board of what, prior to the merger, was the privately-held PharmAthene, Inc. and is now our wholly-owned subsidiary, PharmAthene US Corporation. Mr. McCleary is founding member of Four Seasons Ventures LLC founded in 2005. Prior to 2005, Mr. McCleary has served as a White House Aide, Treasurer of the Democratic Party, and President of the Sawyer–Miller Group International and President of the Institute for Asian Democracy. He has served as a consultant to the Department of State. He is a co-founder and board member of Raydiance Inc. and is also a co-founder of Drinks that Work Inc. He serves on the Harvard Medical School’s board of advisors and is an advisor to the Center for Biosecurity of the University of Pittsburgh Medical Center. Mr. McCleary received a Bachelor of Arts degree from Harvard University.

John Gill, 56. Mr. Gill has served as a member of the Board since August 3, 2007 and from February 2004 to August 3, 2007 served as a member of the Board of Directors and as Chairman of the Audit Committee of what, prior to the merger, was the privately-held PharmAthene, Inc. and is now our wholly-owned subsidiary, PharmAthene US Corporation. Mr. Gill is currently the President, Chief Executive Officer and a Director of TetraLogic Pharmaceuticals Corporation, a private biopharmaceutical company, and has served in these positions since 2004. He is also an advisor or director of other private companies and non-profit community organizations. Mr. Gill has previously held positions at 3-Dimensional Pharmaceuticals and SmithKline Beecham. Mr. Gill received a Bachelor of Arts degree from Rutgers University.

Derace L. Schaffer, M.D., 60 (a nominee only if Proposal 1 is approved by a majority of the Stockholders). Dr. Schaffer previously served as our Vice Chairman and Chief Executive Officer of the Company from April 2005 to August 3, 2007. Dr. Schaffer is the founder and Chief Executive Officer of The Lan Group, a venture capital firm specializing in healthcare and high technology investments. He has served as Chairman of several healthcare companies including, Radiologix, Inc when it was private and he has been an active co-investor with Mr. Pappajohn for more than fifteen years on a variety of healthcare companies; they co-founded Allion Healthcare and Radiologix, both of which are public companies. In addition, Mr. Pappajohn and Dr. Schaffer have worked together on many private healthcare companies, such as Logisticare, Inc. and Source Medical Inc. Dr. Schaffer served as Chief Executive Officer and Chairman of the Board of Ide Imaging Group, P.C. from 1980 to 2001. Dr. Schaffer has served as a director on many healthcare boards of directors including several health systems and more than ten healthcare services and technology companies. Dr. Schaffer received his postgraduate radiology training at Harvard Medical School and Massachusetts General Hospital, where he served as Chief Resident. Dr. Schaffer currently is also a Clinical Professor of Radiology at Weill Cornell Medical College. He also serves as a director of the following public companies: Allion Healthcare, Inc., American CareSource Holdings, Inc., and CareGuide, Inc.

Noteholder Director Nominees

Set forth below is information regarding each Noteholder Director Nominee.

Name	Age	Position
James H. Cavanaugh, Ph.D.*	69	Director
Elizabeth Czerepak*	52	Director
Steven St. Peter*	41	Director

* Independent Director.

James H. Cavanaugh, Ph.D., 69. Dr. Cavanaugh has served as a member of the Board since August 3, 2007 and has been a Managing Director of HealthCare Ventures LLC since 1989. Prior to 1987, Dr. Cavanaugh served as President of SmithKline and French Laboratories U.S., Inc., from March 1985 to February 1989 and as President of SmithKline Clinical Laboratories from 1981 to 1985. Prior thereto, Dr. Cavanaugh was the President of Allergan International, a specialty eye care company. Prior to his industry experience, Dr. Cavanaugh was Deputy Assistant to the President for Domestic Affairs and Deputy Chief of the White House Staff. Before his White House tour, he served as Deputy Assistant Secretary for Health and Scientific Affairs in the U.S. Department of Health, Education and Welfare and as Special Assistant to the Surgeon General of the U.S. Public Health Service. He was a Founding

Director of the Marine National Bank in Santa Ana, California. Dr. Cavanaugh holds a Doctorate and a Master’s degree from the University of Iowa and a Bachelor of Science degree from Fairleigh Dickinson University. In addition to serving on the boards of directors of several privately held health care and biotechnology companies, Dr. Cavanaugh currently serves as Trustee Emeritus of the California College of Medicine. He has previously served on the Board of Directors of the National Venture Capital Association, the Pharmaceutical Research and Manufacturers Association, Unihealth America, the Proprietary Association and on the Board of Trustees of the National Center for Genome Resources. Dr. Cavanaugh currently serves as a member of the Board of Directors of Shire Pharmaceuticals Group PLC (non-executive Chairman), Diversa Corp. (Chairman), MedImmune, Inc. and Advancis Pharmaceutical Corporation.

Elizabeth Czerepak, 52. Ms. Czerepak has served as a member of the Board since August 3, 2007, from October 2004 through August 3, 2007, was a member of the Board of what, prior to the merger, was the privately-held PharmAthene, Inc. and is now our wholly-owned subsidiary, PharmAthene US Corporation. She was also a founder of Bear Stearns Health Innoventures, LLC and has been a member of Bear Stearns Health Innoventures Management L.L.C., the general partner of the funds comprising the Bear Stearns Health Innoventures group, since its inception in April 2001 through March 2008. Prior to joining Bear Stearns Health Innoventures, Ms. Czerepak was vice president of business development and a member of the executive board at BASF Pharma/Knoll Pharmaceutical Co. from 1995 through 2001. From 1987 to 1995, Ms. Czerepak served in various senior positions at Hoffmann-La Roche, responsible for licensing, acquisitions, financial analysis and strategic planning. Ms. Czerepak also established an internal venture vehicle for Hoffmann-La Roche to facilitate start-up companies. Ms. Czerepak began her pharmaceutical career at Merck in 1982 where she led the development of a simulation-based model for comprehensive research and development strategic planning. She was an instructor in the MBA program at Fairleigh Dickinson University, and holds a Bachelor of Arts degree, magna cum laude, from Marshall University and a Masters in Business Administration degree in finance from Rutgers University. She is NASD registered and currently serves on the Board of Directors of Affymax, Inc.

Steven St. Peter, M.D. 41. Dr. St. Peter has served as a member of the Board since August 3, 2007 and from October 2004 to August 3, 2007, was a member of the Board of what, prior to the merger, was the privately-held PharmAthene, Inc. and is now our wholly-owned subsidiary, PharmAthene US Corporation. Dr. St. Peter joined MPM Asset Management LLC as a principal in 2004 and became a general partner in 2005. Prior to joining MPM, from 2001 to 2003, he was a principal at Apax Partners and from 1999 to 2001, he was a senior associate at The Carlyle Group. His investment scope has included both venture and buyout transactions across the medical technology and biopharmaceutical industries. Dr. St. Peter is board certified in internal medicine and was previously an assistant clinical professor of Medicine at Columbia University. He completed his Doctor of Medicine at Washington University. Prior to his medical training, he was an investment banker at Merrill Lynch. He is also a director of Omrix Biopharmaceuticals, Helicos BioSciences Corporation and Syndax Pharmaceuticals, Inc.

Executive Officers

The following table sets forth the names, ages and positions of our executive officers:

Name	Age	Office

David P. Wright	60	Chief Executive Officer and Director
Christopher C. Camut	45	Vice President, Chief Financial Officer
Valerie Riddle, M.D.	47	Vice President, Medical Director
Eric I. Richman	47	Senior Vice President, Business Development and Strategic Planning
Francesca Cook	43	Vice President, Policy and Government Affairs
Wayne Morges, Ph.D.	61	Vice President, Regulatory Affairs and Quality
Joan Fusco, Ph.D.	52	Vice President, Operations

The following are biographical summaries of our executive officers who are not directors:

Christopher C. Camut, 45. Mr. Camut has been our Vice President, Chief Financial Officer since August 3, 2007 following the merger and, from January 2007 through August 3, 2007, held the same position with the privately-held PharmAthene, Inc., prior to the merger, which is now our wholly-owned subsidiary, PharmAthene US Corporation. Mr. Camut brings more than 14 years of experience in health care and technology corporate finance and investment banking to PharmAthene. Most recently, from August 2005 through December 2006, Mr. Camut served as Chief Financial Officer for RecoverCare LLC, a specialty medical equipment provider based in Plymouth Meeting, Pennsylvania. From 2000 through 2005, Mr. Camut was a Managing Director for Wachovia Securities’ Equity Capital Markets and the Corporate & Investment Banking Groups. Mr. Camut received his Master of Business

Administration from the University of Chicago Graduate School of Business, Chicago, Illinois, and holds a Bachelor of Science in Chemical Engineering from the University of Maryland, College Park, Maryland.

Valerie Riddle, M.D., 47. Dr. Riddle  has been our Vice President, Medical Director since August 3, 2007 following the merger, and, from October 2003 through August 3, 2007, held the same position with our wholly-owned subsidiary, PharmAthene US Corporation. Prior to joining the Company, Dr. Riddle was with Guilford Pharmaceuticals as Vice President, Medical Affairs in 2001 and was promoted to Vice President, Clinical and Medical Affairs in 2002. From 1998 to 1999, Dr. Riddle was with MedImmune, Inc. first as Director, Medical Sciences and, later, as Senior Director, Medical Sciences. Prior to 1998, Dr. Riddle spent several years at Washington Hospital Center in Washington, D.C., most recently as Director, HIV Service. Dr. Riddle received her Bachelor of Arts in Chemistry, cum laude, from the University of South Florida in 1984 and her Doctor of Medicine degree from University of South Florida in 1989 and is Board certified in Internal Medicine and Infectious Diseases.

Eric I. Richman, 47. Mr. Richman has been our Senior Vice President, Business Development and Strategic Planning since August 3, 2007 following the merger, and, from August 2003 through August 3, 2007, held the same position with the privately-held PharmAthene, Inc., prior to the merger and which is now our wholly-owned subsidiary, PharmAthene US Corporation. Prior to joining the Company, Mr. Richman was Vice President of Corporate Development at MaxCyte, Inc. from 2000 through 2003 and, prior to 2000, was Director, International Commercialization and Product Director at MedImmune, Inc. Mr. Richman serves as Director of Lev Pharmaceuticals and Director of ADMA Biologics, Inc. Mr. Richman received a Bachelor of Science in Biomedical Science from the Sophie Davis School of Biomedical Education (CUNY Medical School) and a Master of Business Administration from the American Graduate School of International Management.

Francesca Cook, 43. Ms. Cook has been our Vice President, Policy and Government Affairs since August 3, 2007 following the merger. Ms. Cook joined privately-held PharmAthene, Inc., prior to the merger, which is now our wholly-owned subsidiary, PharmAthene US Corporation, in October 2003. Prior to joining the Company, Ms. Cook served as Vice President, Policy & Reimbursement Services for Guilford Pharmaceuticals from March 2001 through October 2003 and Vice President at Covance Health Economics and Outcomes Services, a health care consulting firm from 1996 though 2001. Additionally, Ms. Cook worked in the U.S. Senate and the U.S. Department of Health and Human Services from 1988 through 1993. Ms. Cook received a Bachelor of Arts degree in Biology from Mount Holyoke College and a Master of Public Health degree from Yale University School of Medicine, Department of Public Health.

Wayne Morges, Ph.D., 61. Dr. Morges has been our Vice President, Regulatory Affairs and Quality since August 3, 2007 following the merger, and, from January 2005 through August 3, 2007, held the same position with privately-held PharmAthene, Inc. prior to the merger, which is now our wholly-owned subsidiary, PharmAthene US Corporation. Prior to joining the Company, Dr. Morges was the Vice President of Global Regulatory Affairs, Vaccines for Baxter Healthcare Corporation from June 2000 to November 2004. Previously, Dr. Morges worked at Merck holding various positions of increasing responsibility in Merck’s vaccine division including heading Quality & Regulatory Affairs for licensed biologicals. Dr. Morges holds a Ph.D. in Microbiology and Immunology from Hahnemann University and Bachelor of Science and Master of Science degrees from Penn State University.

Joan Fusco, Ph.D., 52. Dr. Fusco has been our Senior Vice President, Operations since February 2008. Prior to joining PharmAthene, from October 2004 through January 2008, Dr. Fusco served as Senior Vice President, Operations for Acambis, Inc. From June 2000 through October 2004, Dr. Fusco served as Vice President, Technical Affairs – Vaccines, and Vice President, Global Project Management for Baxter Healthcare Corporation, BioScience Division. Dr. Fusco is a graduate of the University of Pittsburgh where she received a Ph.D. in Microbiology/Biological Sciences.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors, executive officers, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission (“SEC”). Based solely on our review of copies of these reports filed with the SEC, we believe  there has been compliance with all Section 16(a) filing requirements applicable to such directors, executive officers and 10% beneficial owners for 2007, except that the following officers, directors and/or 10% stockholders did not file certain reports under Section 16(a) on a timely basis during 2007: David P. Wright (one late report regarding one transaction), Christopher C. Camut (one late report regarding initial disclosure of officer appointment), Eric I. Richman (one late report regarding initial disclosure of officer appointment), Joel McCleary (one late report regarding initial disclosure of director appointment), John Gill (one late report regarding initial disclosure of director appointment), Valerie D. Riddle, M.D. (one late report regarding initial disclosure of officer appointment), Wayne Morges (one late report regarding initial disclosure of officer appointment), and Francesca M. Cook (one late report regarding initial disclosure of officer appointment).

Corporate Governance

Corporate Governance; Board of Directors

After the consummation of our merger with the formerly privately-held PharmAthene, Inc. (which is now our wholly-owned subsidiary, PharmAthene US Corporation) on August 3, 2007, and as previously disclosed, a number of changes were made to the composition of our Board of Directors to reflect the addition of an operating company. Effective upon the closing of the merger, Messrs. Matthew P. Kinley, Edward B. Berger, Wayne A. Schellhammer and Derace L. Schaffer resigned as directors. At the same time, each of Messrs. David P. Wright, James Cavanaugh, Ph.D., Joel McCleary, John Gill, Steven St. Peter, M.D., Derace L. Schaffer, M.D., and Ms. Elizabeth Czerepak were appointed as directors of the Company, to serve together with the Company’s continuing director, John Pappajohn. In addition, after the consummation of the merger, the Company’s committees were reconstituted as described below.

Corporate Governance Guidelines

Pursuant to the Delaware General Corporation Law and the Company’s Bylaws, the Company’s business, property and affairs are managed by or under the direction of the Board of Directors. Members of the Board are kept informed of the Company’s business through discussions with the Chief Executive Officer and other officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees. We currently have seven members on our Board, all of whom are expected to stand for re-election.

Code of Ethics and Business Conduct

PharmAthene has a Code of Ethics and Business Conduct that applies to all directors, officers and employees, which can be found on our website, www.pharmathene.com, under the heading “Investor Relations” (see “Corporate Governance Information”— “Code of Ethics and Business Conduct”) or by writing to PharmAthene, Inc., One Park Place, Suite 450, Annapolis, MD 21401, c/o Corporate Secretary. All of our directors, officers and employees are expected to be familiar with the Code and to adhere to those principles and procedures set forth in the Code that apply to them. The Company will post any amendments to the Code of Ethics and Business Conduct, as well as any waivers that are required to be disclosed by the rules of either the SEC or the American Stock Exchange (“Amex”), on the Company’s web site.

Board Meetings

During the fiscal year ended December 31, 2007, the Board held 8 meetings and the Committees held a total of 11 meetings. Each incumbent director attended more than 75% of the total number of meetings of the Board and the Board Committees of which he or she was a member during the period he or she served as a director in fiscal year 2007. The Board of Directors met in executive session on four occasions during the fiscal year ended December 31, 2007.

Board Committees

The Board currently has the following committees: Audit, Governance and Nominating, Compensation and Government Affairs. Each Committee consists entirely of independent, non-employee directors (see “Director Independence” below). The charter of each Board Committee (other than the Governmental Affairs Committee which does not currently have a charter) is available free of charge on our website, www.pharmathene.com, under the heading “Investor Relations” (see “Corporate Governance Information”—”Audit Committee Charter,” “Compensation Committee Charter” and “Governance and Nominating Committee Charter”) or by writing to PharmAthene, Inc., One Park Place, Suite 450, Annapolis, MD 21401, c/o Corporate Secretary.

The following table below sets forth the Committees, current membership of each Committee and the number of Committee meetings held in 2007.

Name	Audit	Governance and Nominating	Compensation	Government Affairs
Joel McCleary			X*	X*
John Gill	X*		X
James H. Cavanaugh, Ph.D.	X	X*		X
Elizabeth Czerepak	X	X
Steven St. Peter		X	X
David P. Wright				X
Total 2007 Meetings	6	1	4	0**

*	Committee Chairperson
**	Recently established

The primary functions of each of the Board Committees are described below.

Audit Committee. The primary functions of the Audit Committee are to: review the professional services and independence of our independent registered public accounting firm and our accounts, procedures and internal controls; appoint (subject to stockholder approval) the firm selected to be our independent registered public accounting firm; review and approve the scope of the annual audit; review and evaluate with the independent public accounting firm our annual audit and annual consolidated financial statements; review with management the status of internal accounting controls; evaluate problem areas having a potential financial impact on us that may be brought to the Audit Committee’s attention by management, the independent registered public accounting firm or the Board of Directors; and evaluate all of our public financial reporting documents.

The independent directors we appoint to our Audit Committee will each be an independent member of our Board, as defined by the rules of the Amex and the SEC. Each member of our Audit Committee will be financially literate under the current listing standards of the Amex, and our Board has determined that John Gill qualifies as an “audit committee financial expert,” as such term is defined by SEC rules. See page 15 for the Audit Committee Report.

Pursuant to  the Amended and Restated Certificate of Incorporation, the Noteholders have the right to have two persons out of the three persons on the Audit Committee for as long as at least 30% of the original principal amount of the Notes remains outstanding.

Governance and Nominating Committee. The primary functions of the Governance and Nominating Committee are to: review and make recommendations on the range of skills and expertise which should be represented on the Board, and the eligibility criteria for individual Board and Committee membership; review and recommend to the Board the appropriate structure of the Board; identify individuals qualified to become Board members and recommend to the Board the nominees for election to the Board at the next Annual Meeting of Stockholders; implement a policy and procedures with regard to consideration of any director candidate recommended by Stockholders; retain and terminate any search firm to be used to identify director candidates, and to approve the search firm, fees and other retention terms; review and recommend to the Board the appropriate structure of Board Committees, Committee assignments and the Board Committee chairman; and review and reassess the adequacy of the Audit Committee charter and recommend any proposed changes to the Board for approval.

Pursuant to  the Amended and Restated Certificate of Incorporation, the Noteholders have the right to have two persons out of the three persons on the Governance and Nominating Committee for as long as at least 30% of the original principal amount of the Notes remains outstanding.

The guidelines for selecting nominees, which are specified in the Governance and Nominating Committee charter, generally provide that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business endeavors, be willing to devote significant time to the oversight duties of the Board of Directors of a public company, and be able to promote a diversity of views based on the person’s education, experience and professional employment. The Governance and Nominating Committee evaluates each individual in the context of the board as a whole, with the objective of recommending a group of persons that can best implement our business plan, perpetuate our business and represent stockholder interests. The Governance and Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The Governance and Nominating Committee does not distinguish among nominees recommended by Stockholders and other persons.

Compensation Committee. The Company’s executive compensation program is administered by the Compensation Committee. Each member of the Committee qualifies as an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The primary functions of the Compensation Committee are to:

consider, recommend, oversee and implement executive compensation plans, policies and programs; review the performance and determine the compensation of our executive officers and directors, including the negotiation of any employment agreements with such persons, oversight and administration of the 2007 Long-Term Incentive Compensation Plan (the “2007 Plan”) and the grant of options and awards under the 2007 Plan. Pursuant to Section 805 of the Amex Company Guide, compensation of our Chief Executive Officer is determined, or recommended to the Board for determination, by the Compensation Committee comprised solely of independent directors. The Chief Executive Officer is not present during voting or deliberations. Compensation for all other officers is determined, or recommended to the Board for determination, by the Compensation Committee comprised solely of independent directors.

Pursuant to  the Amended and Restated Certificate of Incorporation, the Noteholders have the right to have two persons out of the three persons on the Compensation Committee for as long as at least 30% of the original principal amount of the Notes remains outstanding.

Government Affairs Committee. The primary functions of the Government Affairs Committee are to: oversee and review the status of government initiatives relating to funding and appropriations for the purchase of therapeutics and prophylactics for biological and chemical weapons and other threats to the population and to advise the Board on other governmental considerations in the Board’s deliberations and decision-making processes.

Director Independence

We use the definition of “independence” set forth in Sections 121 and 802 of the Amex Company Guide, as applicable and as may be modified or supplemented from time to time and the interpretations thereunder, to determine if the members of our Board are independent. In making this determination, our Board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported in this Form 10-K/A under Item 13. Certain Relationships and Related Transactions. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. As a result of this review, our Board affirmatively determined, based on its understanding of such relationships and transactions that our Board was comprised of a majority of independent directors.

Process for Communicating with Board Members

Interested parties may communicate with any and all members our Board of Directors by transmitting correspondence addressed to one or more directors by name at the following address:  PharmAthene, Inc., One Park Place, Suite 450, Annapolis, MD 21401, c/o Corporate Secretary. Communications from our stockholders to one or more directors will be collected and organized by our Corporate Secretary and will be forwarded to the Chairman of the Board of Directors or to the identified director(s) as soon as practicable. If multiple communications are received on a similar topic, the Corporate Secretary may, in his or her discretion, forward only representative correspondence.

The Chairman of the Board of Directors will determine whether any communication addressed to the entire Board of Directors should be properly addressed by the entire Board of Directors or a committee thereof. If a communication is sent to the Board of Directors or a Committee, the Chairman of the Board of Directors or the Chairman of that committee, as the case may be, will determine whether a response to the communication is warranted.

Director Attendance at Annual Meeting

The Company has no specific policy regarding director attendance at its Annual Meeting. Generally, however, Board and Committee meetings are held immediately preceding and following the Annual Meeting, with directors attending the Annual Meeting.

Audit Committee Report

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2007 with management of the Company and has furnished the following report for inclusion in this Form 10-K/A.

The Audit Committee consists of three (3) directors named below. Each member of the Audit Committee is an independent director as defined by applicable SEC rules and Amex listing standards. In addition, the Board has determined that John Gill is the “audit committee financial expert” as defined by applicable SEC rules and that James H. Cavanaugh, Ph.D. and Elizabeth Czerepak satisfy the “accounting or related financial management expertise” criteria established by the Amex. The Audit Committee operates under a written charter adopted by the Board, which is available free of charge on our website under the heading “Investor Relations” (see “Corporate Governance”—“Audit Committee Charter”), or by writing to PharmAthene, Inc., One Park Place, Suite 450, Annapolis, MD 21401, c/o Corporate Secretary.

Management is responsible for the Company’s internal controls and preparing the Company’s consolidated financial statements. The Company’s independent accountants are responsible for performing an independent audit of the consolidated financial statements in accordance with generally accepted auditing standards and issuing a report thereon. The Committee is responsible for overseeing the conduct of these activities and, subject to shareowner ratification, appointing the Company’s independent accountants. As stated above and in the Committee’s charter, the Committee’s responsibility is one of oversight. The Committee does not provide any expert or special assurance as to PharmAthene’s financial statements concerning compliance with laws, regulations or generally accepted accounting principles. In performing its oversight function, the Committee relies, without independent verification, on the information provided to it and on representations made by management and the independent accountants.

The Audit Committee reviewed and discussed the Company’s consolidated financial statements for the year ended December 31, 2007 with management and the independent accountants. Management represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles. The Audit Committee discussed with the independent accountants matters required to be discussed by Statement on Auditing Standard No. 61, as amended, Communication with Audit Committees, as adopted by the Public Company Accounting Oversight Board. The Committee also reviewed, and discussed with management and E&Y, management’s report and E&Y’s report and attestation on internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

The Company’s independent accountants provided to the Audit Committee the written disclosures required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, and the Committee discussed with the independent accountants their independence. The Audit Committee concluded that E&Y’s provision of non-audit services, as described in Item 14 of this Form 10-K/A, to the Company and its affiliates is compatible with E&Y’s independence.

Based on the Audit Committee’s discussion with management and the independent accountants and the Audit Committee’s review of the representations of management and the report of the independent accountants, the Committee recommended that the Board include the audited consolidated financial statements in the Form 10-K for the year ended December 31, 2007 filed with the SEC.

SUBMITTED BY THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

John Gill, Chairman

James H. Cavanaugh, Ph.D.

Elizabeth Czerepak

Item 11. Executive Compensation.

Summary Compensation Table

The following Summary Compensation Table sets forth, for the fiscal years ended December 31, 2007 and 2006, all compensation awarded to, earned by, or paid to our Chief Executive Officer and the two most highly compensated executive officers who received annual compensation in excess of $100,000. There were no nonqualified deferred compensation earnings paid to any executive in 2007.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(1)(2)	All Other Compensation ($)	Totals ($)

David P. Wright(3)	2007	369,180	100,000	36,125	302,460		807,765
Chief Executive Officer	2006	337,339	75,000	—	73,437	—	485,776

Eric I. Richman Senior Vice President, Business Development and Strategic Planning	2007	285,641	65,000	12,822	214,953		578,416
	2006	229,655	40,850	—	26,380	—	296,885

Valerie Riddle, M.D. Vice President, Medical Director	2007	264,841	32,500	9,616	163,028		469,985
	2006	251,746	39,240	—	15,723	—	306,709

Derace L. Schaffer, M.D.(4) Chief Executive Officer	2007	—	—			40,467	—
	2006	—	—			—	—

(1)

On August 3, 2007, what is now our wholly-owned subsidiary, PharmAthene US Corporation, merged into a subsidiary of the Company (formerly known as Healthcare Acquisition Corp.). The information in the table above reflects compensation paid for services rendered to privately-held PharmAthene, Inc., prior to the merger, which is now PharmAthene US Corporation, our wholly-owned subsidiary, for the fiscal year ended December 31, 2006 and for the period from January 1, 2007 through August 3, 2007 and for services rendered to the Company from August 3, 2007 through December 31, 2007.

(2)

Dollar amounts shown are the compensation expense related to stock options and restricted stock recognized for financial statement reporting purposes in accordance with Statement of Financial Accounting Standard 123(R), Share-Based Payment. The assumptions used in the calculation of these amounts are set forth in Note 2 to the Company’s Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(3)	Mr. Wright serves on our Board of Directors but does not receive any compensation for his service in this capacity.

(4)

Dr. Schaffer resigned as Chief Executive Officer on August 3, 2007 in connection with the consummation of the merger. The amount indicated as all other compensation reflects compensation received by Dr. Schaffer in connection with consulting services provided to the Company subsequent to our merger and are comprised of a fee of $5,000 and a grant of options valued at $35,467, using a fair value of $3.55 per share determined using the Black-Scholes option valuation model.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards of each of the named executive officers in the Summary Compensation Table as of December 31, 2007.

	Option Awards(1)					Stock Awards(2)
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)(3)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)

David P. Wright,	51,695	—	2.96	7/15/13	(4)	100,000	(9)	395,000
Chief Executive Officer	43,926	2,881	3.80	1/18/15	(5)
and Director	7,045	4,026	3.80	1/1/16	(6)
	5,058	11,498	3.80	1/4/17	(7)
	0	780,000	5.36	8/30/12	(8)

Eric I. Richman,	28,638	—	2.96	10/14/13	(10)	30,000	(12)	118,500
Senior Vice President,	10,582	461	3.80	1/18/15	(5)
Business Development and	3,194	1,316	3.80	1/1/16	(6)
Strategic Planning	2,530	5,752	3.80	1/4/17	(7)
	52,000	208,000	5.20	10/2/11	(11)

Valerie Riddle, MD,	9,546	—	2.96	10/14/13	(10)	22,500	(13)	88,875
Vice President,	8,160	355	3.80	1/18/15	(5)
Medical Director	3,345	1,379	3.80	1/1/16	(6)
	2,530	5,753	3.80	1/4/17	(7)
	40,000	160,000	5.20	10/2/11	(11)

Derace L. Schaffer, M.D., Former Chief Executive Officer	10,000	10,000	5.25	10/09/17	(14)

(1)

Reflects options initially granted under our 2002 Incentive Plan which options were assumed by the Company pursuant to and in accordance with our merger and are now under the 2007 Plan as well as options granted under the 2007 Plan.

(2)

Reflects restricted common stock awards granted under our 2007 Plan on October 2, 2007. Unless otherwise indicated in the footnotes below, all shares of restricted stock vest in three equal annual installments of 33.3% of the grant beginning on the first anniversary of the date of grant (October 3, 2008).

(3)	Reflects a closing price of our common stock on December 31, 2007 of $3.95 per share. The price of our common stock on March 31, 2008 was $3.10.
(4)	Reflects options granted on July 15, 2003 which vest in equal annual installments over four years on the anniversary of the date of grant with the first 25% vesting on July 15, 2004.
(5)

Reflects options granted on January 18, 2005 pursuant to which 25% vest upon the of date grant and the remainder vest over 36 months beginning on the second month following the first anniversary (March, 2005).

(6)

Reflects options granted on January 1, 2006 pursuant to which 25% vest upon the date of grant and the remainder vest in equal monthly installments over 36 months beginning on the second month following the date of grant (March, 2007).

(7)	Reflects options granted on January 4, 2007 which vest in equal monthly installments over 36 months beginning on the month following the date of grant (February, 2007).
(8)

Reflects options granted on August 30, 2007 pursuant to which 25% vest on the first anniversary of the date of grant (August 30, 2008) and the remainder vest in equal monthly installments over 48 months beginning on the month following the first anniversary (September, 2008).

(9)

Reflects a restricted stock award granted on August 30, 2007 pursuant to which 25% vests on the first anniversary of the date of grant (August 30, 2008) and the remainder vests in equal monthly installments over 48 months beginning on the first month following the first anniversary (September, 2008).

(10)	Reflects options granted on October 14, 2003 which vest in equal annual installments over 4 years on the anniversary of the date of grant with the first 25% vesting on October 14, 2004.
(11)

Reflects options granted on October 2, 2007 pursuant to which 20% vest upon the date of grant, 20% vests on the first anniversary of the date of grant (October 2, 2008) and the remainder vests in equal monthly installments over 36 months beginning on the first month following the first anniversary (November, 2008).

(12)	Reflects a restricted stock award granted on October 2, 2007 pursuant to which 33.3% vests on each anniversary of the date of grant with the first 33.3% vesting on October 2, 2008.
(13)	Reflects a restricted stock award granted on November 15, 2005 pursuant to which 33.3% vests on each anniversary of the date of grant with the first 33.3% vesting on November 15, 2005.
(14)	Reflects a restricted stock award granted on October 9, 2007 pursuant to which 50% vested on the date of grant and the remainder vest on the first anniversary of the date of grant (October 9, 2008).

Equity Compensation Plan Information

This information regarding our 2007 Plan, which was approved by our stockholders, and the 2002 Long-Term Incentive Plan assumed by us in the merger, is incorporated by reference to Note 11 to our consolidated financial statements for the fiscal year ended December 31, 2007 contained in our Annual Report on Form 10-K filed with the SEC on March 31, 2008. The basic features of our 2007 Plan are summarized below.

Potential Payments Under Termination or Change in Control

David P. Wright

In connection with the merger, the Company entered into an employment agreement with David P. Wright regarding his employment as Chief Executive Officer of the Company. Under the terms of the employment agreement, if Mr. Wright’s employment is terminated without cause or he resigns for good reason, in each case as defined under the employment agreement, Mr. Wright is entitled to severance payments in the form of a continuation of his base salary immediately prior to such termination for a period of 12 months following the effective date of the termination and, in addition, an amount of shares equal to up to 25% of the total aggregate amount of options and restricted stock granted would become vested with the remaining balance of unvested options and restricted stock being forfeited. Further, in the event of a change in control of PharmAthene, as defined under the employment agreement, and the termination of Mr. Wright’s employment either in connection with the change in control or without cause within 12 months following the change in control, in addition to the severance payments to which Mr. Wright would be entitled, all stock options and shares of restricted stock held by Mr. Wright that are not then vested would become immediately and fully vested.

Eric I. Richman

In connection with the merger, the Company assumed Mr. Richman’s employment agreement with PharmAthene US Corporation, which was effective November 17, 2003, regarding his employment as Vice President, Business Development & Strategic Planning of the Company and now as Senior Vice President, Business Development and Strategic Planning. Under the terms of the employment agreement, if Mr. Richman’s employment is terminated he is entitled to severance payments in the form of a continuation of his base salary immediately prior to such termination for a period of 12 months following the effective date of the termination, payable in consideration for and only after he executes a Separation Agreement and General Release under terms specified by the Company. Conversely, Mr. Richman will not receive severance if he voluntarily resigns employment or if he is terminated for: (1) failure to perform his obligations or duties, or (2) any dishonesty detrimental to the Company, or other act or omission by him detrimental to the Company’s business, financial condition, reputation or good will, or damaging to its relationships with its employees, business partners, or other third parties, including, without limitation: (A) any habitual use of alcohol or illegal drugs such as to interfere with the performance of his obligations hereunder; and (B) any conviction of a felony or of any crime involving fraud, embezzlement, misappropriation, or theft.

Valerie Riddle, M.D.

In connection with the merger, the Company assumed Dr. Riddle’s employment agreement with PharmAthene US Corporation, which was effective October 14, 2003, regarding her employment as Vice President, Medical Director of the Company.  Under the terms of the employment agreement, if Dr. Riddle’s employment is terminated she is entitled to severance payments in the form of a continuation of her base salary immediately prior to such termination for a period of 12 months following the effective date of the termination, payable in consideration for and only after she executes a Separation Agreement and General Release under terms specified by the Company. Conversely, Dr. Riddle will not receive severance if she voluntarily resigns employment or if she is terminated for: (1) failure to perform her obligations or duties, or (2) any dishonesty detrimental to the Company, or other act or omission by her detrimental to the Company’s business, financial condition, reputation or good will, or damaging to its relationships with its employees, business partners, or other third parties, including, without limitation: (A) any habitual use of alcohol or illegal drugs such as to interfere with the performance of her obligations hereunder; and (B) any conviction of a felony or of any crime involving fraud, embezzlement, misappropriation, or theft.

On April 28, 2008, the Board of Directors approved a new form of employment agreement for members of senior management. This new form provides for 12 months’ severance in the event of termination of the executive without cause subsequent to a change of control as defined in the agreement. In addition to the severance payment, all stock options and shares of restricted stock held by the executive that are not then vested would become immediately and fully vested. The agreements have not yet been entered into by the Company.

Employment Agreements

David P. Wright

In connection with the merger, the Company entered into an employment agreement with David P. Wright regarding his employment as Chief Executive Officer of the Company. Under the agreement, Mr. Wright receives a base salary of $392,000 per year (which is consistent with the salary he has previously received as PharmAthene’s Chief Executive Officer) and is eligible to receive annual bonus compensation of up to 30% of his base salary plus additional bonuses at the option and discretion of the Compensation Committee. On August 30, 2007, the Compensation Committee granted to Mr. Wright a stock option to purchase 780,000 shares of the Company’s common stock pursuant to the 2007 Plan at an exercise price of $5.36, which is equal to the fair market value of a share of the Company’s common stock on the date of the grant as determined in accordance with applicable law and regulations by the closing price of the Company’s common stock on August 30, 2007 and a restricted stock award of 100,000 shares of the Company’s common stock. The option has a term of ten (10) years and both the option and the restricted stock award, subject to possible acceleration of vesting, will vest over a 5 year period with 25% vesting on the first anniversary of the grant date and the remainder vesting monthly on a pro-rata basis over the succeeding 48 months following the first anniversary date. Mr. Wright is eligible to receive additional grants of stock options and restricted stock at the discretion of the Compensation Committee and participates in PharmAthene’s standard employee benefits package (including group medical, dental and vision insurance coverage, paid holiday, vacation and sick leave, and 401(k) plan participation) and an automobile allowance in an amount not to exceed $1,000 per month. Also pursuant to the terms of his employment agreement, Mr. Wright is reimbursed for all reasonable, documented business expenses incurred in the course of performing his duties and for legal expenses, up to $10,000, incurred in connection with the review and negotiation of his employment agreement. The agreement requires that during his employment and for a period of 12 months following termination of his employment, Mr. Wright shall not directly or indirectly engage in the development, production, marketing or sale of products that compete with the products of PharmAthene or assist others in a competing business or induce other employees of PharmAthene to terminate their employment with PharmAthene or engage in a competing business. The employment agreement also requires Mr. Wright to refrain from directly or indirectly disclosing any confidential information obtained while working at PharmAthene.

If Mr. Wright’s employment is terminated without cause or he resigns for good reason, in each case as defined under the employment agreement, Mr. Wright is entitled to severance payments in the form of a continuation of his base salary immediately prior to such termination for a period of 12 months following the effective date of the termination and, in addition, an amount of shares equal to up to 25% of the total aggregate amount of options and restricted stock granted would become vested with the remaining balance of unvested options and restricted stock being forfeited. Further, in the event of a change in control of PharmAthene, as defined under the employment agreement, and the termination of Mr. Wright’s employment either in connection with the change in control or without cause within 12 months following the change in control, in addition to the severance payments to which Mr. Wright would be entitled, all stock options and shares of restricted stock held by Mr. Wright that are not then vested would become immediately and fully vested.

Eric I. Richman

In connection with the merger, the Company assumed Mr. Richman’s employment agreement with PharmAthene US Corporation, which was effective November 17, 2003, regarding his employment as Vice President, Business Development & Strategic Planning of the Company and now as Senior Vice President, Business Development and Strategic Planning. Under the agreement, Mr. Richman receives a base salary of $195,000 per year starting in 2003 subject to adjustments, received 518,660 stock options which converted into 26,638 stock options as a result of the merger, and is eligible to receive annual bonus compensation at the option and discretion of the Compensation Committee. Mr. Richman is eligible to receive additional grants of stock options and restricted stock at the discretion of the Compensation Committee and participates in PharmAthene’s standard employee benefits package (including group medical, dental and vision insurance coverage, paid holiday, vacation and sick leave, and 401(k) plan participation). The agreement requires that during his employment and for a period of 12 months following termination of his employment, Mr. Richman shall not directly or indirectly engage in the development, production, marketing or sale of products that compete with the products of PharmAthene or assist others in a competing business or induce other employees of PharmAthene to terminate their employment with PharmAthene or engage in a competing business. The employment agreement also requires Mr. Richman to refrain from directly or indirectly disclosing any confidential information obtained while working at PharmAthene.

Mr. Richman’s current salary effective January 1, 2008 is $275,126.

If Mr. Richman’s employment is terminated he is entitled to severance payments in the form of a continuation of his base salary immediately prior to such termination for a period of 12 months following the effective date of the termination, payable in consideration for and only after he executes a Separation Agreement and General Release under terms specified by the Company. Conversely, Mr. Richman will not receive severance if he voluntarily resigns employment or if he is terminated for: (1) failure to perform his obligations or duties, or (2) any dishonesty detrimental to the Company, or other act or omission by him detrimental to the

Company’s business, financial condition, reputation or good will, or damaging to its relationships with its employees, business partners, or other third parties, including, without limitation: (A) any habitual use of alcohol or illegal drugs such as to interfere with the performance of his obligations hereunder; and (B) any conviction of a felony or of any crime involving fraud, embezzlement, misappropriation, or theft.

Valerie Riddle, M.D.

In connection with the merger, the Company assumed Dr. Riddle’s employment agreement with PharmAthene US Corporation, which was effective October 14, 2003, regarding her employment as Vice President, Medical Director of the Company. Under the agreement, Dr. Riddle receives a base salary of $225,000 per year starting in 2003 subject to adjustments, received 345,772 stock options one-half of which she exercised prior to the merger and the remainder of which converted into 9,546 stock options as a result of the merger, and is eligible to receive annual bonus compensation at the option and discretion of the Compensation Committee. Dr. Riddle is eligible to receive additional grants of stock options and restricted stock at the discretion of the Compensation Committee and participates in PharmAthene’s standard employee benefits package (including group medical, dental and vision insurance coverage, paid holiday, vacation and sick leave, and 401(k) plan participation). The agreement requires that during his employment and for a period of 12 months following termination of her employment, Dr. Riddle shall not directly or indirectly engage in the development, production, marketing or sale of products that compete with the products of PharmAthene or assist others in a competing business or induce other employees of PharmAthene to terminate their employment with PharmAthene or engage in a competing business. The employment agreement also requires Dr. Riddle to refrain from directly or indirectly disclosing any confidential information obtained while working at PharmAthene.

If Dr. Riddle’s employment is terminated she is entitled to severance payments in the form of a continuation of her base salary immediately prior to such termination for a period of 12 months following the effective date of the termination, payable in consideration for and only after she executes a Separation Agreement and General Release under terms specified by the Company. Conversely, Dr. Riddle will not receive severance if she voluntarily resigns employment or if she is terminated for: (1) failure to perform her obligations or duties, or (2) any dishonesty detrimental to the Company, or other act or omission by her detrimental to the Company’s business, financial condition, reputation or good will, or damaging to its relationships with its employees, business partners, or other third parties, including, without limitation: (A) any habitual use of alcohol or illegal drugs such as to interfere with the performance of her obligations hereunder; and (B) any conviction of a felony or of any crime involving fraud, embezzlement, misappropriation, or theft.

Dr. Riddle’s current salary effective January 1, 2008 is $268,425.

On April 28, 2008, the Board of Directors approved a new form of employment agreement for members of senior management. This new form provides for 12 months’ severance in the event of termination of the executive without cause subsequent to a change of control as defined in the agreement. In addition to the severance payment, all stock options and shares of restricted stock held by the executive that are not then vested would become immediately and fully vested. The agreements have not yet been entered into by the Company.

2007 Long-Term Incentive Plan

The Company has a long-term incentive plan (the “2007 Plan”) adopted by the Stockholders at the Special Meeting of Stockholders held on August 3, 2007. The following is a summary of the material provisions of our 2007 Plan and is qualified in its entirety by reference to the complete text of our 2007 Plan.

Stock Subject to the 2007 Plan

As currently in effect, we have reserved a maximum of 3,500,000 shares of our authorized common stock for issuance upon the exercise of awards to be granted pursuant to our 2007 Plan. In the event of any change in our outstanding common stock by reason of any reorganization, recapitalization, stock split, stock dividend, combination of shares, asset acquisition, consolidation, issuance of rights or other similar transactions, the number of shares of our common stock which may be issued upon exercise of outstanding options, and the exercise price of options previously granted under our 2007 Plan, will be proportionally adjusted to prevent any enlargement or dilution of the rights of holders of previously granted options as may be appropriate to reflect any such transaction or event.

Administration

Our Board established a Compensation Committee which, among other duties, administers the 2007 Plan. The Compensation Committee is composed of three independent members of the Board, all of whom are “non-employee directors” within the meaning of Rule 16b-3(b)(3) of the Exchange Act. Pursuant to the Amended and Restated Certificate of Incorporation, two of the three members of the Compensation Committee are Noteholder representatives. Members of our Compensation Committee serve at the pleasure of our Board. In connection with the administration of our 2007 Plan, the Compensation Committee, with respect to awards to be made to any person who is not one of our directors:

•      determines which employees and other persons will be granted awards under our 2007 Plan;

•      grants the awards to those selected to participate;

•      determines the exercise price for options; and

•      prescribes any limitations, restrictions and conditions upon any awards, including the vesting conditions of awards.

With respect to stock options or restricted stock awards made to any of our directors, the Compensation Committee makes recommendations to our Board as to:

•                which of such persons should be granted stock options, restricted stock awards, performance units or stock appreciation rights;

•                the terms of proposed grants of awards to those selected by our Board of Directors to participate;

•                the exercise price for options; and

•                any limitations, restrictions and conditions upon any awards.

Any grant of awards to any of directors under our 2007 Plan must be approved by our Board of Directors.

In addition, the Compensation Committee:

•                interprets our 2007 Plan; and

•                makes all other determinations and take all other action that may be necessary or advisable to implement and administer our 2007 Plan.

Types of Awards

Our 2007 Plan permits the Compensation Committee to grant the following types of awards.

Stock Options. Stock options are contractual rights entitling an optionee who has been granted a stock option to purchase a stated number of shares of our common stock at an exercise price per share determined at the date of the grant. Options are evidenced by stock option agreements with the respective optionees. The exercise price for each stock option granted under our 2007 Plan is determined by our Board of Directors or a committee of the Board at the time of the grant, but is not less than fair market value on the date of the grant. Our Board of Directors or a committee of the Board also determines the duration of each option; however, no option may be exercisable more than ten years after the date the option is granted. Within the foregoing limitations, the Board of Directors or committee of the Board may, in its discretion, impose limitations on exercise of all or some options granted under our 2007 Plan, such as specifying minimum periods of time after grant during which options may not be exercised. Options granted under our 2007 Plan will vest at rates specified in the option agreement at the time of grant; however, all options granted under our 2007 Plan vest upon the occurrence of a change of control, as defined in the 2007 Plan. Our 2007 Plan also contains provisions for our Board of Directors or a committee of the Board to provide in the participants’ option award agreements for accelerating the right of an individual employee to exercise his or her stock option or restricted stock award in the event of retirement or other termination of employment. No cash consideration is payable to us in exchange for the grant of options.

Our 2007 Plan provides that the stock options may either be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or Non-Qualified Options, which are stock options other than Incentive Stock Options within the meaning of Sections 422 of the Code. Incentive Stock Options may be granted only to our employees or employees of our subsidiaries, and must be granted at a per share option price not less than the fair market value of our common stock on the date the Incentive Stock Option is granted. In the case of an Incentive Stock Option granted to a Stockholder who owns shares of our outstanding stock of all classes representing more that 10% of the total combined voting power of all of our outstanding stock of all classes entitled to vote in the election of directors, the per share option price must be not less than 110% of the fair market value of one share of our common stock on the date the Incentive Stock Option is granted and the term of such option may not exceed five years. As required by the Code, the aggregate fair market value, determined at the time an Incentive Stock Option is granted, of our common stock with respect to which Incentive Stock Options may be exercised by an optionee for the first time during any calendar year under all of our incentive stock option plans may not exceed $100,000.

The exercise price for Non-Qualified Options may not be less than the fair market value of our common stock on the date the Non-Qualified Option is granted. Non-Qualified Options are not subject to any of the restrictions described above with respect to Incentive Stock Options. The exercise price of stock options may be paid in cash, in whole shares of our common stock, in a combination of cash and our common stock, or in such other form of consideration as our Board of Directors or the committee of the Board may determine, equal in value to the exercise price. However, only shares of our common stock which the option holder has held for at least six months on the date of the exercise may be surrendered in payment of the exercise price for the options. In no event may a stock option be exercised after the expiration of its stated term.

Stock Appreciation Rights. A stock appreciation right permits the grantee to receive an amount (in cash, common stock, or a combination thereof) equal to the number of stock appreciation rights exercised by the grantee multiplied by the excess of the fair market value of our common stock on the exercise date over the stock appreciation rights’ exercise price. Stock appreciation rights may or may not be granted in connection with the grant of an option. The exercise price of stock appreciation rights granted under the 2007 Plan is determined by the Board of Directors or a committee of the Board; provided, however, that such exercise price cannot be less than the fair market value of a share of common stock on a date the stock appreciation right is granted (subject to adjustments). A stock appreciation right may be exercised in whole or in such installments and at such times as determined by the Board of Directors or a committee of the Board.

Restricted Stock. Restricted shares of our common stock may be granted under our 2007 Plan subject to such terms and conditions, including forfeiture and vesting provisions, and restrictions against sale, transfer or other disposition as the Board of Directors or a committee of the Board determines to be appropriate at the time of making the award. In addition, the Board of Directors or a committee of the Board may direct that share certificates representing restricted stock be inscribed with a legend as to the restrictions on sale, transfer or other disposition, and may direct that the certificates, along with a stock power signed in blank by the grantee, be delivered to and held by us until such restrictions lapse. The Board of Directors or a committee of the Board, in its discretion, may provide in the award agreement for a modification or acceleration of shares of restricted stock in the event of permanent disability, retirement or other termination of employment or business relationship with the grantee.

Performance Units. The 2007 Plan permits grants of performance units, which are rights to receive cash payments equal to the difference (if any) between the fair market value of our common stock on the date of grant and its fair market value on the date of exercise of the award, except to the extent otherwise provided by the Board of Directors or a committee of the Board or required by law. Such awards are subject to the fulfillment of conditions that may be established by the Board of Directors or a committee of the Board including, without limitation, the achievement of performance targets based upon the factors described above relating to restricted stock awards.

Performance Bonus. The 2007 Plan permits grants of performance bonuses, which may be paid in cash, common stock or combination thereof as determined by the Board of Directors or a committee of the Board. The maximum value of performance bonus awards granted under the 2007 Plan shall be established by the compensation committee at the time of the grant. An employee’s receipt of such amount will be contingent upon achievement of performance targets during the performance period established by the compensation committee. The performance targets will be determined by the Board of Directors or a committee of the Board based upon the factors described above relating to restricted stock awards. Following the end of the performance period, the Board of Directors or a committee of the Board will determine the achievement of the performance targets for such performance period. Payment may be made within 60 days of such determination. Any payment made in shares of common stock will be based upon the fair market value of the common stock on the payment date.

Transferability

With the exception of Non-Qualified Stock Options, awards are not transferable other than by will or by the laws of descent and distribution. Non-Qualified Stock Options are transferable on a limited basis. Restricted stock awards are not transferable during the restriction period.

Change of Control Event

The 2007 Plan provides that in the event of a change of control event the Board shall have the discretion to determine whether and to what extent to accelerate the vesting, exercise or payment of an Award.

Termination of Employment/Relationship

Awards granted under our 2007 Plan that have not vested will generally terminate immediately upon the grantee’s termination of employment or business relationship with us or any of our subsidiaries for any reason other than retirement with our consent, disability or death. The Board of Directors or a committee of the Board may determine at the time of the grant that an award agreement should contain provisions permitting the grantee to exercise the stock options for any stated period after such termination, or for any period the Board of Directors or a committee of the Board determines to be advisable after the grantee’s employment or business relationship with us terminates by reason of retirement, disability, death or termination without cause. Incentive Stock Options will, however, terminate no more than three months after termination of the optionee’s employment, twelve months after termination of the optionee’s employment due to disability and three years after termination of the optionee’s employment due to death. The Board of Directors or a committee of the Board may permit a deceased optionee’s stock options to be exercised by the optionee’s executor or heirs during a period acceptable to the Board of Directors or a committee of the Board following the date of the optionee’s death but such exercise must occur prior to the expiration date of the stock option.

Dilution; Substitution

As described above, our 2007 Plan provides protection against substantial dilution or enlargement of the rights granted to holders of awards in the event of stock splits, recapitalizations, asset acquisitions, consolidations, reorganizations or similar transactions. New award rights may, but need not, be substituted for the awards granted under our 2007 Plan, or our obligations with respect to awards outstanding under our 2007 Plan may, but need not, be assumed by another corporation in connection with any asset acquisition, consolidation, acquisition, separation, reorganization, sale or distribution of assets, liquidation or like occurrence in which we are involved. In the event that our 2007 Plan is assumed, the stock issuable with respect to awards previously granted under our 2007 Plan shall thereafter include the stock of the corporation granting such new option rights or assuming our obligations under the 2007 Plan.

Amendment of the 2007 Plan

Our Board may amend our 2007 Plan at any time. However, without Stockholder approval, our 2007 Plan may not be amended in a manner that would:

•      increase the number of shares that may be issued under our 2007 Plan;

•      materially modify the requirements for eligibility for participation in our 2007 Plan;

•      materially increase the benefits to participants provided by our 2007 Plan; or

•      otherwise disqualify our 2007 Plan for coverage under Rule 16b-3 promulgated under the Exchange Act.

Awards previously granted under our 2007 Plan may not be impaired or affected by any amendment of our 2007 Plan, without the consent of the affected grantees.

Accounting Treatment

Under generally accepted accounting principles with respect to the financial accounting treatment of stock options used to compensate employees, upon the grant of stock options under our 2007 Plan, the fair value of the options will be measured on the date of grant and this amount will be recognized as a compensation expense ratably over the vesting period. Stock appreciation rights granted under the 2007 Plan must be settled in common stock. Therefore, stock appreciation rights granted under the 2007 Plan will receive the same accounting treatment as options. The cash we receive upon the exercise of stock options will be reflected as an increase in our capital. No additional compensation expense will be recognized at the time stock options are exercised, although the issuance of shares of common stock upon exercise may reduce basic earnings per share, as more shares of our common stock would then be outstanding.

When we make a grant of restricted stock, the fair value of the restricted stock award at the date of grant will be determined and this amount will be recognized over the vesting period of the award. The fair value of a restricted stock award is equal to the fair market value of our common stock on the date of grant.

Due to consideration of the accounting treatment of stock options and restricted stock awards by various regulatory bodies, it is possible that the present accounting treatment may change.

Tax Treatment

The following is a brief description of the federal income tax consequences, under existing law, with respect to awards that may be granted under our 2007 Plan.

Incentive Stock Options. An optionee will not realize any taxable income upon the grant or the exercise of an Incentive Stock Option. However, the amount by which the fair market value of the shares covered by the Incentive Stock Option (on the date of exercise) exceeds the option price paid will be an item of tax preference to which the alternative minimum tax may apply, depending on each optionee’s individual circumstances. If the optionee does not dispose of the shares of our common stock acquired by exercising an Incentive Stock Option within two years from the date of the grant of the Incentive Stock Option or within one year after the shares are transferred to the optionee, when the optionee later sells or otherwise disposes of the stock, any amount realized by the optionee in excess of the option price will be taxed as a long-term capital gain and any loss will be recognized as a long-term capital loss. We generally will not be entitled to an income tax deduction with respect to the grant or exercise of an Incentive Stock Option.

If any shares of our common stock acquired upon exercise of an Incentive Stock Option are resold or disposed of before the expiration of the prescribed holding periods, the optionee would realize ordinary income, instead of capital gain. The amount of the ordinary income realized would be equal to the lesser of (i) the excess of the fair market value of the stock on the exercise date over the option price; or (ii) in the case of a taxable sale or exchange, the amount of the gain realized. Any additional gain would be either long-term or short-term capital gain, depending on whether the applicable capital gain holding period has been satisfied. In the event of a premature disposition of shares of stock acquired by exercising an Incentive Stock Option, we would be entitled to a deduction equal to the amount of ordinary income realized by the optionee.

Non-Qualified Options. An optionee will not realize any taxable income upon the grant of a Non-Qualified Option. At the time the optionee exercises the Non-Qualified Option, the amount by which the fair market value at the time of exercise of the shares covered by the Non-Qualified Option exceeds the option price paid upon exercise will constitute ordinary income to the optionee in the year of such exercise. We will be entitled to a corresponding income tax deduction in the year of exercise equal to the ordinary income recognized by the optionee. If the optionee thereafter sells such shares, the difference between any amount realized on the sale and the fair market value of the shares at the time of exercise will be taxed to the optionee as capital gain or loss, short- or long-term depending on the length of time the stock was held by the optionee before sale.

Stock Appreciation Rights. A participant realizes no taxable income and we are not entitled to a deduction when a stock appreciation right is granted. Upon exercising a stock appreciation right, a participant will realize ordinary income in an amount equal to the fair market value of the shares received minus any amount paid for the shares, and we will be entitled to a corresponding deduction. A participant’s tax basis in the shares of common stock received upon exercise of a stock appreciation right will be equal to the fair market value of such shares on the exercise date, and the participant’s holding period for such shares will begin at that time. Upon sale of the shares of common stock received upon exercise of a stock appreciation right, the participant will realize short-term or long-term capital gain or loss, depending upon whether the shares have been held for more than one year. The amount of such gain or loss will be equal to the difference between the amount realized in connection with the sale of the shares, and the participant’s tax basis in such shares.

Restricted Stock Award. A recipient of restricted stock generally will not recognize any taxable income until the shares of restricted stock become freely transferable or are no longer subject to a substantial risk of forfeiture. At that time, the excess of the fair market value of the restricted stock over the amount, if any, paid for the restricted stock is taxable to the recipient as ordinary income. If a recipient of restricted stock subsequently sells the shares, he or she generally will realize capital gain or loss in the year of such sale in an amount equal to the difference between the net proceeds from the sale and the price paid for the stock, if any, plus the amount previously included in income as ordinary income with respect to such restricted shares.

A recipient has the opportunity, within certain limits, to fix the amount and timing of the taxable income attributable to a grant of restricted stock. Section 83(b) of the Code permits a recipient of restricted stock, which is not yet required to be included in taxable income, to elect, within 30 days of the award of restricted stock, to include in income immediately the difference between the fair market value of the shares of restricted stock at the date of the award and the amount paid for the restricted stock, if any. The election permits the recipient of restricted stock to fix the amount of income that must be recognized by virtue of the restricted stock grant. We will be entitled to a deduction in the year the recipient is required (or elects) to recognize income by virtue of receipt of restricted stock, equal to the amount of taxable income recognized by the recipient.

Performance Units and Performance Bonuses. A participant realizes no taxable income and we are not entitled to a deduction when performance units or performance bonuses are awarded. When the performance units or performance bonuses vest and become payable upon the achievement of the performance objectives, the participant will realize ordinary income equal to the amount of cash received or the fair market value of the shares received minus any amount paid for the shares, and we will be entitled to a corresponding deduction. A participant’s tax basis in shares of common stock received upon payment will be equal to the fair market value of such shares when the participant receives them. Upon sale of the shares, the participant will realize short-term or long-term capital gain or loss, depending upon whether the shares have been held for more than one year at the time of sale. Such gain or loss will be equal to the difference between the amount realized upon the sale of the shares and the tax basis of the shares in the participant’s hands.

Section 162(m) of the Code. Section 162(m) of the Code precludes a public corporation from taking a deduction for annual compensation in excess of $1.0 million paid to its chief executive officer or any of its four other highest-paid officers. However, compensation that qualifies under Section 162(m) of the Code as “performance-based” is specifically exempt from the deduction limit. Based on Section 162(m) of the Code and the regulations thereunder, our ability to deduct compensation income generated in connection with the exercise of stock options or stock appreciation rights granted under the 2007 Plan should not be limited by Section 162(m) of the Code. Further, we believe that compensation income generated in connection with performance awards granted under the 2007 Plan should not be limited by Section 162(m) of the Code. The 2007 Plan has been designed to provide flexibility with respect to whether restricted stock awards or performance bonuses will qualify as performance-based compensation under Section 162(m) of the Code and, therefore, be exempt from the deduction limit. If the vesting restrictions relating to any such award are based solely upon the satisfaction of one of the performance goals set forth in the 2007 Plan, then we believe that the compensation expense relating to such an award will be deductible by us if the awards become vested. However, compensation expense deductions relating to such awards will be subject to the Section 162(m) deduction limitation if such awards become vested based upon any other criteria set forth in such award (such as the occurrence of a change in control or vesting based upon continued employment with us).

Certain Awards Deferring or Accelerating the Receipt of Compensation. Section 409A of the Internal Revenue Code, enacted as part of the American Jobs Creation Act of 2004, imposes certain new requirements applicable to “nonqualified deferred compensation plans.” If a nonqualified deferred compensation plan subject to Section 409A fails to meet, or is not operated in accordance with, these new requirements, then all compensation deferred under the plan may become immediately taxable. Stock appreciation rights and deferred stock awards which may be granted under the plan may constitute deferred compensation subject to the Section 409A requirements. It is our intention that any award agreement governing awards subject to Section 409A will comply with these new rules.

2008 Bonus Program

As of April 28, 2008, the Compensation Committee of the Board of Directors of the Company adopted a bonus program (the “Bonus Program”) for our executive officers and other employees to be identified from time to time by the Chief Executive Officer. The Bonus Program was established to provide for the payment to members of management and identified employees of a bonus that is linked to achievement of key corporate performance objectives and, in the case of executives, also to the achievement of key personal objectives which are approved by the Compensation Committee. The goal of the Bonus Program is to reward personnel by providing further compensation to members of management and identified employees based on the achievement of specified annual goals that the Compensation Committee and the Board of Directors believe correlate closely with the growth of long-term stockholder value. We believe that the Bonus Program will also promote greater communication and foster the appropriate feedback for enhanced productivity and effectiveness.

The Bonus Program is intended to be applicable to the following members of management:  the President and Chief Executive Officer, the Chief Financial Officer, the Senior Vice President-Business Development and Strategic Planning, the Senior Vice President-Operations, the Vice President-Medical Director, Vice President-Regulatory Affairs and Quality and Vice President-Policy and Government Affairs. At the beginning of each fiscal year, and based upon the recommendations of the Chief Executive Officer and the Compensation Committee, the Board of Directors will approve (i) a target bonus pool amount; (ii) a target bonus payout for each executive in the Bonus Program, (iii) the financial achievement percentages and bonus modifiers that will be used to determine the component of the bonus based upon a comparison of the Company’s financial performance for the fiscal year against the Board approved financial plan for the fiscal year, (iv) the executives’ personal objectives for the fiscal year, and (v) the weight or importance of the corporate financial performance objectives and the personal objectives. After the end of each fiscal year, the Compensation Committee will measure the Company’s actual financial performance and consider each executive’s personal performance to determine the appropriate adjustment to the executive’s target bonus.

Determining the annual target bonus pool. Early in each fiscal year, the Board of Directors will determine  a target bonus pool for that fiscal year and determine how much of that pool should be allocated to executive officers and how much should be allocated to all other personnel. This pool will be a target which may be revised by the Board at their discretion.

For fiscal year 2008, the bonus target bonus pool has been established at $1,500,000. This number was developed as the approximate sum equal to 30% of the aggregate base salary of the executive officers and 10% of the aggregate base salaries of all other employees of the Company.

The pool is to be divided among the relevant executives with reference to the achievement of specific personal and corporate targets. The Compensation Committee shall have the discretion to award more or less than the initial pool amount; and any particular executive may be awarded a bonus that is greater or less than 30% of their base salary and any non-executive employee may be awarded a bonus that is greater or less than their base salary. Finally, the pool may be increased to the extent new executive officers may be hired during the year.

Determining the annual target bonus. Early in each fiscal year, the Compensation Committee shall determine the target bonus for each executive in the Bonus Program taking into account any terms regarding bonuses which may be contained in each executive’s employment agreement. Under his employment agreement, Mr.Wright is eligible to receive a bonus equal to up 30% of his base salary. The Board will consider all factors that it deems relevant to such determination, including, but not limited to, the recommendations of our Chief Executive Officer (except with respect to his own bonus), competitive market conditions, and the Board’s assessment of the level of growth reflected in the Company’s financial performance objectives. The executives are not subject to a maximum bonus payout. All bonuses will be paid in cash.

For fiscal year 2008, target bonus payouts for all executive officers have been set at up to $650,000. The target bonus payouts for non-executive employees has been set at $850,000, equal to 10% of aggregate non-executive employee base salary for fiscal year 2008. These annual target bonus levels may be modified based upon the terms of employment agreements with our executives, which have been approved by the Chief Executive Officer and Board of Directors, as applicable, changes in market conditions or performance of the Company in each case in the sole discretion of the Board of Directors.

Determining the financial achievement percentages, bonus modifiers and corporate  financial plan. Early in each fiscal year, the Compensation Committee will review with the executive team and establish corporate performance objectives for the fiscal year that will apply to all executive officers, including the chief executive officer and achievement percentages and bonus modifiers that will be used to evaluate the portion of the bonus applicable to each executive based upon the Company’s financial performance. The Board will review and consider senior management’s recommendations for financial achievement percentages, bonus modifiers and the fiscal year financial plan and discuss such recommendations with senior management before making final determinations.

The Compensation Committee has established with management specific strategic goals for 2008 as follows, with percentage weighting reflecting the approximate percentage value to be placed upon the achievement of each target:

1.             expand the product portfolio on attractive terms (20%);

2.             secure adequate additional financing for the Company (25%);

3.             secure significant Government procurement contracts and grants (25%);

4.             financial performance in line with communications with respect to budgets and forecasts presented to the Boar of Directors subject to later modifications presented to and approved by the Board (10%);

5.             advance product pipeline (10%); and

6.             achieve positive stock price performance and communications with the markets (10%).

Determining personal objectives. Also early in each fiscal year, the Compensation Committee, will consider and approve each executive’s personal objectives for the fiscal year. Each executive’s personal objectives will be agreed upon by the executive and approved by our Chief Executive Officer (except with respect to his own personal objectives). The personal objectives of our Chief Executive Officer will be the corporate objectives for all executive officers.

Determining weight of corporate financial performance objectives and personal objectives. The Compensation Committee will also evaluate the weight or importance that will be placed on achievement of the two corporate financial performance objectives and the personal objectives.

Measuring performance. After the end of the fiscal year, the Compensation Committee will measure the Company’s actual performance (using the predetermined financial achievement percentages) and assess each executive’s personal performance against his or her personal objectives to determine the appropriate bonus allocable to each executive officer from the target bonus pool. The Committee will consider the executive’s overall contribution to the Company’s success and, in the case of executives other than the Chief Executive Officer, the recommendation of the Chief Executive Officer. In determining the appropriate bonuses, the Compensation Committee will also consider other performance considerations related to unforeseen events occurring during the fiscal year. In appropriate circumstances, the Committee has discretion to award a bonus that is less than the amount determined by the procedures outlined above, including to award no bonus at all or greater than the amounts that might be determined by the procedures outlined above.

DolmatConnell, our compensation consultant, has reviewed the structure of our Bonus Program and has made recommendations which have been incorporated into the Bonus Program.

Director Compensation

The following table sets forth the cash and non-cash compensation of our directors (other than our Chief Executive Officer, who is not separately compensated for his service on the Board) for the fiscal year ended December 31, 2007. Prior to the consummation of our merger in August 2007, our directors did not receive any cash compensation for services rendered. During the fiscal year ended December 31, 2007, no non-employee member of our Board received any stock award, non-equity incentive plan compensation or nonqualified deferred compensation earnings. In the paragraph following the table and in the footnotes, we describe our standard compensation arrangement for service on the Board of Directors and Board Committees.

Name(1)	Fees Earned or Paid in Cash(2) ($)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)

John Pappajohn(5)	5,000	35,467	66,398	106,865
Joel McCleary	8,000	35,467	—	43,467
John Gill	9,500	35,467	—	44,967
James H. Cavanaugh, Ph.D.	8,750	35,467	—	44,217
Elizabeth Czerepak	6,875	35,467	—	42,342
Steven St. Peter	6,375	35,467	—	41,842
Derace L. Schaffer, M.D.(6)(7)	5,000	35,467	—	40,467
Edward A. Berger(7)	0	0	—	0
Wayne Schellhammer(7)	0	0	—	0

(1)

See the Summary Compensation Table for disclosure related to compensation paid to David P. Wright, our Chief Executive Officer and President. Mr. Wright is our only employee director and does not receive any additional compensation for his services as a member of our Board of Directors.

(2)

Fees earned are based on membership on the Board of Director, committee membership and leadership positions. Please refer to our general policy on compensation of the members of our Board of Directors below in the section entitled “General Policy Regarding Compensation of Directors.”

(3)

On October 9, 2007, each current non-employee member of our Board was granted an option under our 2007 Plan to purchase 20,000 shares of our common stock, par value $0.0001 per share, at an exercise price of $5.25 per share based on the closing price of our common stock on the grant date as reported on the Amex on October 9, 2007. Fifty percent of such options vested immediately on the grant date and the remaining 50% will vest on the one year anniversary of the grant date, October 9, 2008. The fair value of the options was $3.55 per share, determined using the Black-Scholes option valuation model.

(4)

In addition to the other compensation received, members of the Board of Directors are reimbursed for the reasonable out-of-pocket costs incurred by them in connection with travel to and from Board and committee meetings. None of such reimbursements amounted to $10,000 or more.

(5)

On August 3, 2007, what is now our wholly-owned subsidiary, PharmAthene US Corporation, merged into a subsidiary of the Company (formerly known as Healthcare Acquisition Corp.). Prior to our merger, we agreed to pay Equity Dynamics, Inc., an affiliated third party of which Mr. Pappajohn is the President and principal stockholder, approximately $7,500 per month for office space and certain additional general and administrative services. As of December 31, 2007, we had paid approximately $52,500 under this arrangement. The arrangement was terminated upon the consummation of the merger. These payments were not regarded as compensation to Mr. Pappajohn. Other amounts reflected are attributable to Mr. Pappajohn’s reasonable out-of-pocket costs incurred by him in connection with travel to and from Board meetings.

(6)

These individuals were members of the Board of Directors and of committees of the Company prior to our merger and resigned as Board and committee members on August 3, 2007 pursuant to the Agreement and Plan of Merger, dated as of January 19, 2007, by and among the Company, PAI Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”), and what has since been renamed PharmAthene US Corporation. No fees or other forms of compensation were paid for services of a member of its Board of Directors or any committees through August 2, 2007.

(7)

Subsequent to our merger, Dr. Schaffer has acted as a consultant to the Board of Directors and has received the fees and options reflected as compensation for his services in such capacity. This compensation is also reported in the Summary Compensation Table below.

                Also, on April 28, 2008, in recognition of his position as chair of the Government Affairs Committee, the Company granted to Joel McCleary an option to purchase 50,000 shares of our common stock at an exercise price of $2.97 per share based on the closing price of our common stock on the grant date as reported on the Amex on April 28, 2008. Fifty percent of such options vest on the first anniversary of the grant date and the remaining 50% vest on the second anniversary of the grant date.

General Policy Regarding Compensation of Directors

Each non-employee member of our Board receives the following cash compensation: $20,000 cash retainer for all members of the Board, $1,500 cash payment to all members of the Board for meetings in excess of six per year, $15,000 cash retainer for the Audit Committee chair, $5,000 cash retainer for all members of the Audit Committee, $12,000 cash retainer for the Compensation Committee chair, $3,000 cash retainer for all members of the Compensation Committee, $10,000 cash retainer for the Governance and Nominating Committee chair, $2,500 cash retainer for all members of the Governance and Nominating Committee, and $750 cash payment to all committee members for meetings in excess of six per year. Beginning with the directors elected at this Annual Meeting, all non-employee members of our Board will receive an option to purchase 10,000 shares of our common stock, at an exercise price per share based on the closing price of our common stock on the grant date as reported on the Amex, and immediately vesting on the grant date.

Compensation Committee Interlocks and Insider Participation

After the consummation of our merger, the Board of Directors established the Compensation Committee and appointed each of Joel McCleary, John Gill and Steven St. Peter as its inaugural members. All of the members of the Compensation Committee are independent directors, and no member is or has been an employee or former employee of PharmAthene. No Committee member had any relationship requiring disclosure under Item 13. Certain Relationships and Related Transactions. During the fiscal year ended December 31, 2007, none of our executive officers served on the Compensation Committee (or its equivalent) or Board of Directors of another entity whose executive officer served on our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of April 25, 2008, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company’s common stock by (i) each person known by us to be the owner of more than 5% of our outstanding shares of the Company’s common stock, (ii) each director, nominee for director and executive officer and (iii) all directors and executive officers as a group. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Shares(2)
Funds Affiliated with MPM Capital L.P.(3)	3,960,396	17.56%
Funds affiliated with Bear Stearns Health Innoventures Management, LLC(4)	1,584,750	7.09%
Healthcare Ventures VII, L.P.(5)	3,498,748	15.71%
Nexia Biotechnologies Ltd.(6)	1,715,974	7.77%
John Pappajohn(7)**	1,293,960	5.82%
David P. Wright(8)**	222,224	1.00%
James H. Cavanaugh, Ph.D.(9)**	3,510,954	15.89%
Elizabeth Czerepak(10)**	1,584,750	7.09%
Steven St. Peter(11)**	10,551	*
John Gill(12)**	12,206	*
Christopher C. Camut(13)	54,042	*
Joel McCleary(14)**	116,289	*
Derace L. Schaffer, M.D.(15)**	1,173,960	5.13%
Valerie D. Riddle, M.D.(16)	74,726	*
Francesca M. Cook(17)	50,736	*
Eric I. Richman(18)	100,160	*
Wayne Morges(19)	39,763	*
Joan Fusco(20)	0	0%
All directors, nominees and executive officers as a group (14 persons)	8,244,321	35.64%

*	Less than 1.0%
**	Director Nominee

(1)	Unless otherwise indicated in other footnotes, the address for each beneficial owner is c/o PharmAthene, Inc., One Park Place, Suite 450, Annapolis, MD 21401.

(2)

Based on 22,087,121 shares of common stock outstanding as of April 25, 2008. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying warrants, Notes or subject to options held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the following footnotes to the following table or pursuant to applicable community property laws, each Stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such Stockholder’s name.

(3)

Consists of 3,489,443 shares of common stock held by MPM BioVentures III-QP, L.P., MPM BioVentures III GmbH & Co. Beteiligungs KG, MPM BioVentures III, L.P., MPM BioVentures III Parallel Fund, L.P. and MPM Asset Management Investors 2004 BVIII LLC, and 470,953 shares of common stock issuable upon conversion of Convertible Notes in the principal amount of $4,709,553.61. MPM BioVentures III GP, L.P. and MPM BioVentures III LLC are the direct and indirect general partners of MPM BioVentures III-QP, L.P., MPM BioVentures III GmbH & Co. Beteiligungs KG, MPM BioVentures III, L.P. and MPM BioVentures III Parallel Fund, L.P. The members of MPM BioVentures III LLC and MPM Asset Management Investors 2004 BVIII LLC are Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Dennis Henner, Nicholas Simon III, Michael Steinmetz and Kurt Wheeler, who disclaim beneficial ownership of these shares except to the extent of their proportionate pecuniary interest therein. Dr. Steven St. Peter, a member of our Board of Directors, is affiliated with the MPM Funds. The address for the MPM Funds is The John Hancock Tower, 200 Clarendon Street, 54th floor, Boston, MA, 02116.

(4)

Consists of 1,320,087 shares of common stock held by Bear Stearns Health Innoventures, L.P., Bear Stearns Health Innoventures Offshore, L.P., BX, L.P., Bear Stearns Health Innoventures Employee Fund, L.P. and BSHI Members, LLC, and 254,106 shares of common stock issuable upon the conversion of Notes in the principal amount of $2,541,079.27 held by such funds. Also includes options to purchase 10,557 shares of common stock (representing the portion of an option to purchase a total of 21,104 shares of common stock that is currently exercisable or will become exercisable within 60 days of April 29, 2008) originally granted to Elizabeth Czerepak and assigned by her to these funds. Ms. Czerepak, a member of our Board of Directors, is a managing partner of Bear Stearns Health Innoventures Management, LLC, which is the sole general partner of Bear Stearns Health Innoventures, L.P., Bear Stearns Health Innoventures Offshore, L.P., BX, L.P. and Bear Stearns Health Innoventures Employee Fund, L.P., and BSHI Members, LLC co-invests with these funds. Ms. Czerepak disclaims beneficial ownership of these shares except to the extent of her proportionate pecuniary interest therein. The address for the Bear Stearns funds is 383 Madison Avenue, New York, New York, 10179. See Note 10.

(5)

Consists of 3,317,243 shares of common stock and 181,505 shares of common stock issuable upon conversion of Notes in the principal amount of $1,815,056.92. Dr. James Cavanaugh, a member of our Board of Directors, is a general partner of

HealthCare Partners VII, L.P., which is the general partner of HealthCare Ventures VII, L.P. In such capacity he may be deemed to share voting and investment power with respect to these shares. Dr. Cavanaugh disclaims beneficial ownership of these shares except to the extent of his proportionate pecuniary interest therein. The address for Healthcare Ventures VII, L.P. is 44 Nassau Street, Princeton, New Jersey 08542.

(6)

Nexia Biotechnologies Ltd. (“Nexia”) is a Canadian public company.  No one stockholder of Nexia owns more than 10% of Nexia or has voting and investment control over these shares. The address for Nexia is 70 St. George’s Crescent, Edmonton, Alberta T5N 3M7.

(7)

Includes 141,960 shares of common stock issuable upon exercise of warrants with a fixed exercise price of $6.00 per share and options to purchase 10,000 shares of common stock (representing the portion of options to purchase a total of 20,000 shares of common stock that is currently exercisable or will become exercisable within 60 days of April 29, 2008). Includes 430,836 shares of common stock that are subject to an option entered into by Mr. Pappajohn with various funds on August 3, 2007 in connection with the merger which option becomes exercisable on July 31, 2008; as such, while Mr. Pappajohn has sole voting power over the shares he does not have sole investment power over the shares. Mr. Pappajohn is the Chairman of our Board of Directors.

(8)

Includes (i) options to purchase 115,089 shares of common stock (representing the portion of options to purchase a total of 906,130 shares of common stock that is currently exercisable or will become exercisable within 60 days of April 29, 2008) and (ii) 5,320 shares of common stock issuable upon conversion of Convertible Notes in the principal amount of $53,204.86. Mr. Wright is our President and Chief Executive Officer and a member of our Board of Directors.

(9)

Dr. Cavanaugh is a general partner of HealthCare Partners VII, L.P., which is the general partner of HealthCare Ventures VII, L.P. In such capacity he may be deemed to share voting and investment power with respect to 3,498,748 shares of our common stock held by HealthCare Ventures VII, L.P. Dr. Cavanaugh disclaims beneficial ownership of the shares reported except to the extent of his proportionate pecuniary interest therein. Dr. Cavanaugh’s beneficially owned shares also includes options to purchase 12,206 shares of our common stock (representing the portion of an option to purchase a total of 22,759 shares of common stock that is currently exercisable or will become exercisable within 60 days of the date of April 29, 2008). Dr. Cavanaugh’s address is c/o Healthcare Ventures VII, L.P., 44 Nassau Street, Princeton, New Jersey 08542. Dr. Cavanaugh is a member of our Board of Directors.

(10)

Elizabeth Czerepak is a managing partner of Bear Stearns Health Innoventures Management, LLC, which is the sole general partner of Bear Stearns Health Innoventures, L.P., Bear Stearns Health Innoventures Offshore, L.P., BX, L.P. and Bear Stearns Health Innoventures Employee Fund, L.P., and BSHI Members, LLC co-invests with these funds. The shares reported are directly owned by Bear Stearns Health Innoventures, L.P., Bear Stearns Health Innoventures Offshore, L.P., BX, L.P., Bear Stearns Health Innoventures Employee Fund, L.P. and BSHI Members, LLC. In her capacity as a managing partner of Bear Stearns Health Innoventures Management, LLC, Ms. Czerepak may be deemed to share voting and investment power with respect to 1,584,750 shares of common stock beneficially owned by these funds. Ms. Czerepak disclaims beneficial ownership of these shares except to the extent of her proportionate pecuniary interest therein. See Note 4 above. Ms. Czerepak’s address is c/o Bear Stearns Health Innoventures Management, LLC, 383 Madison Avenue, New York, NY 10179. Ms. Czerepak is a member of our Board of Directors.

(11)

Consists of options to purchase 10,551 shares of our common stock (representing the portion of options to purchase a total of 21,104 shares of our common stock that is currently exercisable or will become exercisable within 60 days of the date of April 29, 2008). Dr. St. Peter is a member of our Board of Directors.

(12)

Consists of options to purchase 12,206 shares of common stock (representing the portion of options to purchase a total of 22,759 shares of common stock that is currently exercisable or will become exercisable within 60 days of April 29, 2008). Mr. Gill is a member of our Board of Directors.

(13)

Consists of options to purchase 54,042 shares of common stock (representing the portion of options to purchase a total of 259,172 shares of common stock that is currently exercisable or will become exercisable within 60 days of April 29, 2008). Mr. Camut is our Chief Financial Officer.

(14)

Includes (i) options to purchase 12,206 shares of common stock (representing the portion of options to purchase a total of 22,759 shares of common stock that is currently exercisable or will become exercisable within 60 days of April 29, 2008), and (ii) 2,673 shares of common stock issuable upon the conversion of Notes in the principal amount of $26,738.42. Mr. McCleary is a member of our Board of Directors.

(15)

Includes 141,960 shares of common stock issuable upon exercise of warrants with a fixed exercise price of $6.00 per share and options to purchase 10,000 shares of common stock (representing the portion of options to purchase a total of 20,000 shares of common stock that is currently exercisable or will become exercisable within 60 days of April 29, 2008). Includes 430,836 shares of common stock that are subject to an option entered into by Dr. Schaffer with various funds on August 3, 2007 in connection with the merger which option becomes exercisable on July 31, 2008; as such, while Dr. Schaffer has sole voting power over the shares he does not have sole investment power over the shares. Dr. Schaffer is a nominee to our Board of Directors.

(16)

Includes options to purchase 65,905 shares of common stock (representing the portion of options to purchase a total of 231,068 shares of common stock that is currently exercisable or will become exercisable within 60 days of April 29, 2008). Dr. Riddle is our Vice President, Medical Director.

(17)

Consists of options to purchase 45,635 shares of common stock (representing the portion of options to purchase a total of 162,547 shares of common stock that is currently exercisable or will become exercisable within 60 days of April 29, 2008). Ms. Cook is our Vice President, Policy and Government Affairs.

(18)

Includes options to purchase 99,346 shares of common stock (representing the portion of options to purchase a total of 312,473 shares of common stock that is currently exercisable or will become exercisable within 60 days of April 29, 2008) and 814 shares issuable upon conversion of Notes in the principal amount of $8,142.11.Mr. Richman is our Senior Vice President, Business Development and Strategic Planning.

(19)

Consists of options to purchase 39,763 shares of our common stock (representing the portion of options to purchase a total of 138,432 shares of common stock that is currently exercisable or will become exercisable within 60 days of April 29, 2008). Dr. Morges is our Vice President, Regulatory Affairs and Quality.

(20)	Dr. Fusco is our Vice President, Operations.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Party Transactions

There are no familial relationships among our directors, nominees and/or executive officers.

On May 2, 2007, the individuals identified below adopted stock purchase plans intended to comply with the provisions of SEC Rule 10b5-1. The shares were purchased through an NASD member firm at its discretion, subject to the terms of the plans. Pursuant to the adopted plans, the individuals, John Pappajohn, Matthew Kinley and Derace Schaffer agreed to make the following open market purchases:

	Total Shares	Share Limit Per Day
John Pappajohn	100,000 shares	10,000 shares
Derace Schaffer	100,000 shares	10,000 shares
Matthew Kinley (former President of the Company)	50,000 shares	5,000 shares

The aggregate number of shares that were purchased did not exceed 250,000 shares. Further, each adopted a daily limit on the number of shares purchased of not more than 25,000 shares. The individuals purchased shares at prices up to $7.60 per share. The plans expired on August 3, 2007.

Prior to the conclusion of the Special Meeting of Stockholders commenced on August 2, 2007 at which the stockholders voted to approve our merger, during a period when they were not then aware of any material nonpublic information regarding PharmAthene or its securities, the management of PharmAthene, and/or their affiliates engaged in certain public market purchases, as well as private purchases, of securities.

On August 2, 2007, each of John Pappajohn and Derace Schaffer purchased 100,000 shares of common stock and Matthew Kinley purchased 50,000 shares of common stock. In addition, Healthcare Ventures VII, L.P. and funds affiliated with MPM Capital L.P. each purchased 125,000 shares of our common stock. On August 3, 2007, prior to the consummation of the Merger, each of John Pappajohn, Derace Schaffer and David P. Wright purchased 60,000 shares, 40,000 shares and 50,000 shares, respectively, of common stock and Healthcare Ventures VII, L.P. and funds affiliated with MPM Capital L.P. each purchased an additional 125,000 shares of our common stock.

In connection with the merger, as previously disclosed, PharmAthene, its principal Stockholders and its advisors had been contacted by third party investors (collectively, the “New Investors”) indicating an interest in making an investment in PharmAthene through the purchase of a significant number of shares of common stock in privately negotiated transactions with our existing Stockholders but required that, in connection with the purchases, they receive additional shares of our common stock from our founders and from certain Stockholders of our wholly-owned subsidiary PharmAthene US Corporation receiving shares of our common stock as a result of the merger.

As a result, our principal Stockholders and management team entered into agreements to provide the New Investors with these additional shares contingent upon the approval and consummation of the merger and advised the New Investors that they were required to obtain the right to vote the shares to be purchased and vote any shares so purchased in favor of the proposals before the Special Meeting of Stockholders or obtain from the sellers of such shares a vote in favor of the proposals. The New Investors purchased, in the aggregate, 2,429,360 shares of our common stock. The purchase option agreements entered into by John Pappajohn, Derace Schaffer, Edward Berger, Wayne Schellhammer and Matthew Kinley, our founders and executive officers and directors prior to the merger (collectively, the “HAQ Insiders”), and the New Investors granting the New Investors options to acquire up to 1,266,752 shares of our common stock in the aggregate (which amount subject to reduction pro rata to the extent that less than 2,800,000 shares of our common stock was purchased by the New Investors); since only 2,429,360 shares of common stock were purchased by the New Investors in the aggregate, 1,099,070 shares are subject to option. The options were purchased for an aggregate purchase price of $100 and the exercise price per share is $.0001 per share. The options are not exercisable until the underlying shares are released from the escrow arrangement with Continental Stock Transfer & Trust Company to which the HAQ Insiders are subject which expires on July 31, 2008. The HAQ Insiders entered into the escrow arrangement for all of their pre-IPO shares in connection with our initial public offering which was completed on July 28, 2005. The HAQ Insiders own an aggregate of 2,250,000 shares being held in escrow and own additional shares purchased pursuant to Rule 10b5-1 plans and purchased in the transactions described above which are not included in the escrow and were not sold to the New Investors. The option agreements also provide that neither the HAQ Insiders nor the New Investors may sell, transfer, pledge, assign or otherwise dispose of the options or shares of common stock underlying the options while such options are subject to the escrow agreement and while the options remain exercisable. The options are exercisable commencing upon the date that the pre-IPO shares are released from the escrow agreement and have a term of one year from such date.

The HAQ Insiders are entitled to certain registration rights for their IPO Shares, as described in our IPO prospectus and in the definitive proxy statement filed with the SEC on July 16, 2007. These rights provide that the holders of the majority of these pre-IPO shares will be entitled to require us, on up to two occasions, to register these shares. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which the shares of common stock are released from the escrow. In addition, the HAQ Insiders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements. The New Investors, as assignees of the HAQ Insiders of the pre-IPO shares, are entitled to these registration rights.

Pursuant to an assignment agreement, Healthcare Ventures VII, L.P, funds affiliated with MPM Capital L.P. and funds affiliated with Bear Stearns Health Innoventures Management, LLC, all of which were Stockholders of PharmAthene US Corporation, agreed to assign to the New Investors an aggregate of up to 479,252 shares that would otherwise be received by them as part of the merger. Under the terms of the Merger Agreement, the number of shares issuable to the Stockholders of PharmAthene US Corporation could be adjusted upward by up to 337,500 shares of our common stock (the “Adjustment Shares”) in the event that our Stockholders holding in excess of 5% of our IPO shares voted against the merger and sought to convert their shares. The total number of Adjustment Shares was computed to be 197,844 shares. These Stockholders of PharmAthene US Corporation assigned their right to receive their pro rata portion of these Adjustment Shares (an aggregate of 300,688 shares) to the New Investors, as well as an additional 217,548 shares issuable to them, in the aggregate, under the Merger Agreement. The New Investors entered into lock up agreements in form substantially similar to that executed by all other PharmAthene US Corporation Stockholders in connection with the merger.

Also, Dr. Schaffer was a member of our Board of Directors prior to our merger and, currently, is a nominee for director to the Board provided that the Proposed Charter Amendment is approved. Pursuant to an informal, oral consulting arrangement with the

Company, Dr. Schaffer attends meetings of the Board and, when called upon to do so, provides consultation in connection with those issues raised in which he has significant experience. In consideration of his efforts in this regard, in the fiscal year ended December 31, 2007, he received a fee of $5,000 and options to purchase 20,000 shares of the Company’s common stock having an exercise price of $5.25 with 50% vesting on the date of grant and the remainder vesting on the first anniversary of the date of grant.

Item 14. Principal Accounting Fees and Services.

On September 10, 2007, the Board terminated the engagement of LWBJ, LLP (“LWBJ”), as our independent registered public accountants and engaged Ernst &Young LLP (“E&Y”), the independent registered public accountants of our wholly-owned subsidiary, PharmAthene US Corporation, the accounting acquirer in the merger, as the Company’s independent registered public accountants for the fiscal year ended December 31, 2007. E&Y has been the independent registered accountants of PharmAthene US Corporation since its inception. The termination of the engagement of LWBJ followed the closing of the Merger and the decision to terminate LWBJ was approved by the Company’s Audit Committee. Prior to September 10, 2007, LWBJ acted as our independent registered public accountants since our inception on April 25, 2005.

The report of LWBJ on the Company’s balance sheets as of December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006, for the period from April 25, 2005 (date of inception) to December 31, 2005, and from the period from April 25, 2005 (date of inception) to December 31, 2006, respectively, did not contain an adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope or accounting principles.

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

We provided a copy of the foregoing disclosures to LWBJ and requested that LWBJ furnish the Company with a letter addressed to the SEC stating whether or not it agreed with the Company’s statements which were disclosed under Item 4.01(a) to our Form 8-K filed on September 14, 2007. A copy of the letter furnished by LWBJ in response to that request is filed as Exhibit 16.1 to that Form 8-K.

During the two most recent fiscal years and the interim period preceding the engagement of E&Y, the Company has not consulted with E&Y regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement or reportable event identified in paragraph (a)(1)(iv) of Item 304 of Regulation S-K.

Audit Fees, Audit Related Fees, Tax Fees and Other Fees

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2007 and 2006 by LWBJ and E&Y:

	Fiscal 2007	Fiscal 2006
Audit Fees(1)	$338,720	$196,070
Audit Related Fees(2)	$291,305	$167,600
Tax Fees(3)	$15,880	$1,400
All Other Fees	$—	$—
Total Fees	$645,885	$365,070

(1)

Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements included in our Annual Report on Form 10-K and review of the interim consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements. For the fiscal years ended December 31, 2007 and 2006, fees for professional services provided by LWBJ were $20,720 and $31,070, respectively. Services provided by E&Y include services provided for privately-held PharmAthene, Inc. prior to the merger, which is now our wholly-owned subsidiary, PharmAthene US Corporation. For the fiscal years ended December 31, 2007 and 2006, fees for professional services provided by E&Y were $318,000 and $165,000, respectively.

(2)

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to Sarbanes-Oxley compliance and work performed in connection with the merger with PharmAthene US Corporation. For the fiscal year ended December 31, 2007, fees for professional services provided by LWBJ were $15,305; no audit related services were provided by LWBJ in 2006. For the fiscal years ended December 31, 2007 and 2006, fees for professional services provided by E&Y were $276,000 and $167,600, respectively.

(3)

Tax Fees were paid for services including assistance with tax compliance and the preparation of tax returns, tax consultation services, assistance in connection with tax audits and tax advice related to mergers, acquisitions and dispositions. For the fiscal years ended December 31, 2007 and 2006, fees for professional services provided by LWBJ were $15,880 and $1,400, respectively. E&Y did not provide professional services in connection with tax related services in either of fiscal year 2007 or 2006.

Pre-Approval of Audit and Permissible Non-Audit Services

Our Audit Committee has considered whether the provisions of services described in the table above are compatible with maintaining auditor independence. Our Audit Committee requires pre-approval of all audit and non-audit services in one of two methods, and each of the permitted non-auditing services described above has been pre-approved by the Audit Committee. Under the first method, the engagement to render the services would be entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided (i) the policies and procedures are detailed as to the services to be performed, (ii) the Audit Committee is informed of each service, and (iii) such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to the Company’s management. Under the second method, the engagement to render the services would be presented to and preapproved by the Audit Committee (subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the Audit Committee prior to the completion of the audit). The Chairman of the Audit Committee has the authority to grant pre-approvals of audit and permissible non-audit services by the registered independent public accounting firm, provided that all preapprovals by the Chairman must be presented to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)          (1) Financial Statements

None.

(2) Financial Statement Schedules

None.

(b)         Exhibit Index

The following is a list of exhibits filed with this report.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(c)          Financial Statements and Schedules of Subsidiaries and Affiliates

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Annapolis, State of Maryland, on the 28th day of April, 2008.

PHARMATHENE, INC.

By:	/s/ David P. Wright
David P. Wright
Chief Executive Officer

INDEX TO EXHIBITS

No.	Description
31.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.