Form 10-Q
period 2008-03-31
PHARMATHENE, INC
filed 2008-05-15
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of May 13, 2008 was 22,087,121.

PHARMATHENE, INC.

ii

PHARMATHENE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$19,239,265	$40,582,643
Restricted cash	5,000,000	—
Short-term investments	6,415,735	12,153,945
Accounts receivable	6,562,753	5,245,763
Prepaid expenses	1,068,407	476,511
Other current assets	254,197	15,783
Total current assets	38,540,357	58,474,645

Long term restricted cash	15,000,000	—
Property and equipment, net	6,288,751	6,571,024
Patents, net	1,221,809	1,312,991
Other long term assets	183,588	183,588
Deferred costs	988,650	68,884
Total assets	$62,223,155	$66,611,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,434,184	$1,393,664
Accrued expenses and other liabilities	4,296,922	3,602,886
Current portion of long term debt	4,000,000	4,000,000
Total current liabilities	9,731,106	8,996,550

Other long term liabilities	376,501	374,040
Long term debt	15,994,706	16,668,458
Total liabilities	26,102,313	26,039,048

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 22,138,723 and 22,087,121 shares issued and outstanding; respectively, at March 31, 2008 and December 31, 2007	2,209	2,209
Additional paid-in capital	127,278,108	126,490,647
Accumulated other comprehensive income	1,260,704	1,481,779
Accumulated deficit	(92,420,179)	(87,402,551)
Total stockholders’ equity	36,120,842	40,572,084
Total liabilities and stockholders’ equity	$62,223,155	$66,611,132

See the accompanying notes to the consolidated financial statements.

PHARMATHENE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2008	2007
	(unaudited)	(unaudited)

Contract and grant revenue	$5,819,054	$2,961,759
Other revenue	21,151	7,000
	5,840,205	2,968,759

Operating expenses:
Research and development	5,877,055	3,091,604
General and administrative	4,678,723	2,479,825
Depreciation and amortization	196,103	147,133
Total operating expenses	10,751,881	5,718,562

Loss from operations	(4,911,676)	(2,749,803)
Other income (expense):
Interest income	471,765	55,616
Interest expense	(666,997)	(241,781)
Change in market value of derivative instruments	89,280	7,626
Total other expense	(105,952)	(178,539)

Net loss	(5,017,628)	(2,928,342)
Accretion of redeemable convertible preferred stock to redemptive value	—	(1,732,275)
Net loss attributable to common shareholders	$(5,017,628)	$(4,660,617)
Basic and diluted net loss per share	$(0.23)	$(7.50)
Weighted average shares used in calculation of basic and diluted net loss per share	22,087,121	621,298

See the accompanying notes to the consolidated financial statements.

PHARMATHENE, INC.

CONSOLIDATED STATEMENTS OF CASHFLOWS

	Three months ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Operating activities
Net loss	$(5,017,628)	$(2,928,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in market value of derivative instruments	(89,820)	(7,626)
Depreciation and amortization	204,078	147,133
Compensatory option expense	549,047	90,760
Non cash interest expense on debt	259,653	—
Changes in operating assets and liabilities:
Accounts receivable	(1,362,006)	(588,999)
Prepaid expenses and other assets	(597,374)	227,620
Accounts payable	46,114	299,615
Accrued expenses	735,148	784,373
Net cash used in operating activities	(5,272,788)	(1,975,466)
Investing activities
Purchase of property and equipment	(107,354)	(247,266)
Purchase of Letter of Credit and Restricted Cash	(20,000,000)	—
Purchase of available-for-sale investments	(2,508,149)	—
Sales of available-for-sale investments	8,479,611	—
Acquisition costs	(927,715)	—
Net cash used in investing activities	(15,063,607)	(247,266)
Financing activities
Proceeds from stock options exercised	—	1,249
Proceeds from issuance of debt	—	9,904,622
Payments of debt obligations	(1,000,000)	—
Financing costs	—	(890,555)
Net cash (used in) provided by financing activities	(1,000,000)	9,015,316
Effects of exchange rates on cash	(6,983)	5,922
(Decrease) increase in cash and cash equivalents	(21,343,378)	6,798,506
Cash and cash equivalents, at beginning of year	40,582,643	5,112,212
Cash and cash equivalents, at end of year	$19,239,265	$11,910,718
Supplemental disclosure of cash flow information
Cash paid for interest	$242,877	$—
Cash paid for income taxes	$—	$—

See the accompanying notes to the consolidated financial statements.

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

March 31, 2008

(unaudited)

Note 1 - Organization and Business

PharmAthene, Inc. (“PharmAthene” or the “Company”) was incorporated under the laws of the State of Delaware as Healthcare Acquisition Corp. (“HAQ”) on April 25, 2005, a blank check company formed to serve as a vehicle for the acquisition of a then unidentified business.  The Company became a public company on August 3, 2005.  On August 3, 2007, HAQ consummated a merger (the “Merger”) with PharmAthene, Inc., a Delaware corporation (“Former PharmAthene”), pursuant to an Agreement and Plan of Merger, dated as of January 19, 2007, by and among HAQ, PAI Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of HAQ, and Former PharmAthene, whereby Former PharmAthene became a wholly-owned subsidiary of HAQ.  Effective upon the consummation of the Merger, HAQ changed its name from “Healthcare Acquisition Corp.” to “PharmAthene, Inc.” and Former PharmAthene changed its name to “PharmAthene US Corporation.”  Our operations are conducted by our wholly-owned subsidiary, PharmAthene US Corporation.

Upon completion of the Merger, approximately 12.2 million shares of common stock were issued to the stockholders of Former PharmAthene and PharmAthene assumed all of Former PharmAthene’s stock options and warrants that were not cancelled as part of the Merger and 587,249 shares of common stock have been reserved for issuance upon the exercise of such options and warrants.  Also, Former PharmAthene’s $12.8 million of outstanding secured convertible notes (“Bridge Notes”), including interest, were exchanged for $12.3 million of new unsecured 8% convertible notes maturing on August 3, 2009 (the “Notes”). The Notes are convertible at the option of the holders into common stock at $10.00 per share and may be redeemed by PharmAthene without penalty after August 3, 2008.  Immediately following the closing of the Merger, the Former PharmAthene stockholders, option holders and warrant holders held approximately 56% of the common stock of PharmAthene on a fully-diluted basis and former stockholders, option holders and warrant holders of HAQ prior to the Merger owned approximately 44% of PharmAthene’s common stock on a fully-diluted basis after the Merger.  Following completion of the Merger, the business conducted by PharmAthene became the one operated by Former PharmAthene prior to the completion of the Merger.

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

Note 2 - Summary of Significant Accounting Policies

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

Unless specifically noted otherwise, as used throughout these consolidated financial statements, “the Company”, “PharmAthene”, “we”, “us” or “our” refers to the business of the combined company after the Merger and the business of Former PharmAthene prior to the Merger. Unless specifically noted otherwise, as used throughout these consolidated financial statements, “HAQ” refers to the business of the Healthcare Acquisition Corp. prior to the completion of the Merger. The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

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

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

March 31, 2008

(unaudited)

Segment Information

The Company currently operates in one material business segment.  The entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer.  The Company does not operate any material separate lines of business or separate business entities with respect to products or product candidates.  Accordingly, the Company does not have separately reportable segments as defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of a Enterprise and Related Information.

Comprehensive Loss

The Company reports comprehensive loss in accordance with the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income.  Comprehensive loss includes all changes in equity for cumulative translation adjustments resulting from the consolidation of foreign subsidiaries as the financial statements of the subsidiary located outside of the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Comprehensive loss for each of the three month periods ended March 31, 2008 and 2007 was approximately $5.2 million and $2.9 million, respectively.

Cash and Cash Equivalents

Cash and cash equivalents, which consist of short-term money market accounts, are stated at cost, which approximates market value.  The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.  Interest income resulting from cash and cash equivalents and short-term investments was $0.5 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively.

Restricted Cash and Letter of Credit

According to the March 20, 2008 Consent and First Loan Agreement with Silicon Valley Bank and Oxford Finance Corporation, the Company is required to maintain a segregated account at either Silicon Valley Bank or Silicon Valley Bank Securities in the amount of at least one and one-quarter times all obligations of PharmAthene to Silicon Valley Bank and Oxford Finance Corporation.  As of March 31, 2008, the Company recorded $5.0 million and $5.0 million in short-term and long-term restricted cash, respectively.

As further disclosed in Note 13, the Company had originally agreed to provide a letter of credit in the amount of $10 million as security for the deferred consideration related to the acquisition of assets related to a vaccines business (which amount was decreased to $7 million after March 31, 2008).  This letter of credit will be payable upon the earlier to occur of the completion of a financing transaction or eighteen months following the consummation of the acquisition and is shown on the balance sheet as a long-term restricted asset.

Short-Term Investments

Short-term investments consist of investment grade government agency and corporate debt securities due within one year. All investments are classified as available-for-sale and are recorded at market value. Unrealized gains and losses are reflected in other comprehensive income. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. Management reviews the Company’s investment portfolio on a regular basis and seeks guidance from its professional portfolio manager related to US and global market conditions. We assess the risk of impairment related to securities held in our investment portfolio on a regular basis and noted no impairment during the three months ended March 31, 2008.

Accounts Receivable

Through its inception to date, substantially all of PharmAthene’s accounts receivable have been associated with US government contracts and grants or with the receipt of Quebec provincial or Canadian Federal credits for internally and externally generated research and development expenditures. Amounts invoiced or recorded as billed under these programs but not yet collected are reported as outstanding accounts receivable.

While the Company has a policy to provide an allowance for any amount of accounts receivable which it determines to be uncollectible and the Company will write off any uncollectible account when the likelihood of that account’s collection is determined to be not probable, the Company has not historically found it necessary to record any write-offs of accounts receivable or to record an allowance for uncollectible accounts. At March 31, 2008, the Company’s accounts receivable balance included approximately $5.6 million, including unbilled receivables of approximately $2.4 million, related to U.S government contracts.  The remaining receivables balance resulted from Quebec provincial or Canadian Federal credits for internally and externally generated research and development expenditures.

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

March 31, 2008

(unaudited)

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

Revenue Recognition

The Company generates its revenue from two different type of contractual arrangements: cost-plus-fee contracts and cost reimbursable grants.  Revenues on cost-plus-fee contracts are recognized to the extent of costs incurred plus an estimate of the applicable fees earned.  The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. The Company analyzes each cost reimbursable grant to ensure reporting of revenues gross versus net is appropriate based on the guidance in the AICPA Federal Government Contractors Guide or the Financial Accounting Standards Board’s Emerging Issues Task Force Issue 99-19, Gross Versus Net, whichever is most appropriate.  For the three months ended March 31, 2008, the Company recorded approximately $0.3 million of costs reimbursed from the government as a reduction to research and development expense as they are viewed as reduction of costs under the guidance.

The Company’s contracts may include the provisions of more than one of its services.  In these situations, the Company recognizes revenue in accordance with the Financial Accounting Standards Board’s  Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables.  Accordingly, for applicable arrangements, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values, with proper consideration given to the guidance provided by other authoritative literature.

In September 2006, the United States Department of Defense (“DoD”) awarded the Company a multi-year contract for the advanced development of Protexia® for approximately $41 million through March 2009 and, thereafter, the US government, in its sole discretion, may elect to continue development assistance with further funding of $65 million.  Assuming development milestones are met and contract extensions are exercised by the US government, in its sole discretion, and that it elects to procure an initial 90,000 doses of Protexia® from PharmAthene, the Company could receive up to $219 million in funding. The Company recognized $5.6 million and $2.9 million of revenue on this contract for the three months ended March 31, 2008 and 2007, respectively.

On September 28, 2007, PharmAthene was awarded a contract for the advanced development of Valortim™ from the National Institute of Allergy and Infectious diseases (“NIAID”) and the Biomedical Advanced Research and Development Authority (“BARDA”).  This approximately $13.9 million contract supports the development of Valortim™ for use as an anti-toxin therapeutic to treat inhalation anthrax infection.  The contract will be incrementally funded through fiscal year 2009.  The Company recognized $0.2 million of revenue on this contract for the three months ended March 31, 2008.

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

March 31, 2008

(unaudited)

Research and Development and In-Process Research and Development

Research and development costs include salaries, facilities expense, overhead expenses, material and supplies, pre-clinical expense, clinical trials and related clinical manufacturing expenses, stock based compensation expense, contract services and other outside services.  On January 1, 2008, the Company adopted the Financial Accounting Standards Board’s Emerging Issues Task Force Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.  As of March 31, 2008, the Company has recorded $0.6 million in prepaid development costs relating to non refundable advance payments.  All other costs are charged to expense as incurred.

Share-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”) which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Under SFAS No. 123R, share-based compensation cost is determined at the grant date using an option pricing model. The value of the award that is ultimately expected to vest is recognized as expense on a straight line basis over the employee’s requisite service period.

The Company has estimated the fair value of each award using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price.

Employee share-based compensation expense recognized in the three months ended March 31, 2008 and 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of 18.0 percent, based on the Company’s historical option forfeitures.  SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Share-based compensation expense recognized under SFAS No. 123R for the three months ended March 31, 2008 and 2007, respectively, was:

	March 31,
	2008	2007
Research and development	$98,179	$30,545
General and administrative	450,868	60,215
Total share-based compensation expense	$549,047	$90,760

Share-based compensation expense, per common share:
Basic and diluted	$0.02	$0.15

Basic and Diluted Net Loss Per Share

The Company applies Statement of Financial Accounting Standards No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share.  Basic net loss per share of common stock excludes dilution for potential common stock issuances and is computed by dividing net loss by the weighted-average number of shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities were exercised into common stock. However, for all periods presented, diluted net loss per share is the same as basic net loss attributable to common shareholders per share as the inclusion of weighted average shares of common stock issuable upon the exercise of stock options and warrants would be anti-dilutive. Securities outstanding in the amount of 14,673,000 and 106,287,800 shares for the three months ended March 31, 2008 and 2007, respectively, were excluded from the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

March 31, 2008

(unaudited)

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share:

	Three months ended March 31,
	2008	2007
Numerator:
Net loss	$(5,017,628)	$(2,928,342)
Dividends on and accretion of convertible preferred stock	—	(1,732,275)
Net loss available to common stockholders	$(5,017,628)	$(4,660,617)
Denominator:
Weighted-average shares of common stock outstanding - basic diluted	22,087,121	621,298

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

The Company adopted the provisions of Financials Accounting Standards Board  Interpretation No. 48, Accounting for Uncertainty in Income Taxes- and Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007.  The Company has analyzed tax positions in all jurisdictions where it is required to file an income tax return and has concluded that it does not have any material unrecognized tax benefits.  As a result, there were no material effects on our financials position or results of operations due to the implementation of FIN 48.  As of March 31, 2008, the Company has recognized a valuation allowance to the full extent of its deferred tax assets since the likelihood of realization of the benefit cannot be determined.  The Company believes that any of its uncertain tax positions would not result in adjustments to its effective income tax rate because likely corresponding adjustments to deferred tax assets would be offset by adjustments to recorded valuation allowances. We file a US federal income tax return as well as returns for various state and foreign jurisdictions. The Company’s income taxes have not been subject to examination in any tax jurisdiction since its inception.  Accordingly, all income tax returns filed by the Company are subject to examination in the relevant taxing jurisdictions.

The Company policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense.  As of the date of adoption of FIN 48, we did not have interest or penalties accrued for any unrecognized tax benefits and there was no interest expense recognized during the current year.

Fair Value of Financial Instruments

The Company’s financial instruments include primarily cash and cash equivalents, accounts receivable, short-term investments and other current assets, accounts payable, accrued and other liabilities, notes payable and long-term debt. Due to the short-term nature of the cash and cash equivalents, accounts receivable, short-term investments and other current assets, accounts payable and accrued and other liabilities, the carrying amounts of these assets and liabilities approximate their fair value. The fair value of the Company’s notes payable and long term debt approximates fair value, based on current incremental borrowing rates of the Company.

Concentration of Credit Risk

 Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, investments and accounts receivable. The Company maintains its cash, cash equivalent and investment balances in the form of money market accounts, debt and equity securities and overnight deposits with financial institutions that management believes are creditworthy. All of the Company’s accounts receivables are from either the US government or the Canadian government.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

March 31, 2008

(unaudited)

Recent Accounting Pronouncements

In December 2007, the EITF reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements. In EITF 07-1, the EITF defined a collaborative arrangement as a contractual agreement involving a joint operating activity between two (or more) parties, each of which is both (1) an active participant in the activity and (2) exposed to significant risks and rewards that are dependent on the joint activity’s commercial success. Additionally, EITF 07-1 provides information to be disclosed on an annual basis by each collaborative arrangement participant for every significant collaborative arrangement, including the nature of the arrangement, the participant’s rights and obligations under the arrangement, the accounting policy followed for collaborative arrangements, and the income statement classification and amounts arising from the collaborative arrangement. EITF 07-01 is effective for financial statements issued for fiscal years beginning after December 15, 2008. This consensus is to be applied retrospectively for all periods presented. We are evaluating the potential impact of this consensus and do not expect it to have a material effect on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 141R on its consolidated financial position and results of operations.

Note 3 – Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

• Level 1 — Quoted prices in active markets for identical assets or liabilities.

• Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

• Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company’s adoption of SFAS No. 157 did not have a material impact on its consolidated financial statements. The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. FSP FAS 157-2 delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

As of March 31, 2008, financial assets and liabilities subject to fair value measurements were as follows (in thousands):

	As of March 31, 2008
	Level 1	Level 2	Level 3	Balance
Assets
Available-for-Sale Securities	$6,415,735	$—	$	$6,415,735
Liabilities
Derivatives	$—	$35,370	$—	$35,370

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

March 31, 2008

(unaudited)

Note 4 - Property and Equipment

Property and equipment consisted of the following:

	March 31, 2008	December 31, 2007

Land	$537,529	$560,081
Building and leasehold improvements	5,503,929	5,670,628
Furniture, farm and office equipment	223,558	219,855
Laboratory equipment	845,729	866,084
Computer equipment	591,101	556,601
	7,701,846	7,873,249
Less accumulated depreciation	(1,413,095)	(1,302,225)
Property and equipment, net	$6,288,751	$6,571,024

Depreciation expense for the three months ended March 31, 2008 and 2008 was $155,257 and $112,026, respectively.

Note 5 - Patents

In conjunction with the Company’s purchase of the assets of Nexia Biotechnologies Ltd. in March 2005 (the “Nexia Acquisition”), the Company recorded intangible assets related to patents of $1,407,000 with a useful life of 11 years. The gross carrying value and accumulated amortization, adjusted based on current foreign currency rates, was $1,690,408 and $468,599, respectively, at March 31, 2008. The gross carrying value and accumulated amortization, adjusted based on current foreign currency rates, was $1,761,329 and $448,338, respectively, at December 31, 2007. For the three months ended March 31, 2008 and 2007, the Company has recorded amortization expense of $40,846 and $35,107, respectively. Amortization expense related to the above intellectual property is expected to be approximately $127,910 per year for the next five years.

Note 6 – Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	March 31, 2008	December 31, 2007

Accrued expenses	$3,360,227	$2,039,016
Accrued employee expenses	693,255	856,659
Restructuring liability	51,101	498,596
Deferred Rent	46,754	46,754
Accrued Interest	79,109	89,357
Other	66,476	72,504
Accrued expenses and other liabilities	$4,296,922	$3,602,886

Accrued expenses consist primarily of research and development activities and legal and professional services.

Note 7 - Long Term Debt

Convertible 8% Notes

In connection with the Merger, the Company issued convertible 8% notes (the “Notes”) in the aggregate principal amount of $12.3 million to Former PharmAthene’s noteholders replacing the existing $12.8 million (principal and accrued interest of 8%) Bridge Notes. The original Bridge Notes were issued in June and August 2006 to certain investors in Former PharmAthene’s Series B Redeemable Convertible Preferred Stock and Series C Redeemable Convertible Preferred Stock.  The transaction was treated as a debt extinguishment under Emerging Issues Task Force No. 96-19 Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”).  Under EITF 96-19, the new debt was recorded at fair value with the difference between the new and the old debt recorded as an extinguishment in the income statement.  This resulted in a gain of approximately $0.9 million for the twelve months ended December 31, 2007. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Company analyzed the conversion feature and determined that it was an embedded derivative that required bifurcation due to the potential for adjustment to the conversion price.  Considering the contract does not have a fixed or determinable maximum number of shares that may be required to be issued, there is the potential that an infinite number of shares could be required to settle the contract.  The Company is marking to market the derivative and recorded the changes in other income and expense.  For the three months ended March 31, 2008,  the Company recorded $0.1 million as a mark to market gain relating to the convertible debt. To date the Company has recorded a $0.7 million mark to market gain relating to the convertible debt.

The Notes accrue interest at an interest rate of 8% per annum, except in the event of a default in which instance the interest rate will increase to 12%.  The principal amount of the Notes and any accrued interest are convertible into shares of PharmAthene common stock at the option of the holder at any time based upon a conversion rate of $10.00 per share. The Notes have a maturity date of August 3, 2009.  The Company recognized interest expense of approximately $398,800 on the Notes for the three months ended March 31, 2008. The Company recognized interest expense of approximately $241,800 for the three months ended March 31, 2007 related to Former PharmAthene’s Bridge Notes.

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

March 31, 2008

(unaudited)

In connection with the Merger, the Company agreed to pay off two of the holders of the Bridge Notes rather than issue new Notes to them.  The Company paid $242,694, in the aggregate, to such holders in fulfillment of this obligation.

$10 Million Debt Financing

On March 30, 2007, the Company entered into a $10 million credit facility with Silicon Valley Bank and Oxford Finance Corporation (together, the “Lenders”). Under the credit facility the Company borrowed $10 million, which bears interest at the rate of 11.5%. Pursuant to the terms of the loan and security agreement evidencing the credit facility, the Company made monthly payments of interest only through September 30, 2007 and, thereafter, makes monthly payments of principal and interest over the remaining 30 months of the loan. The loan is secured by a security interest on all of the Company’s assets other than certain intellectual property. The Company may prepay the debt provided it pays certain prepayment fees. In connection with the credit facility, the Company issued to Silicon Valley Bank and Oxford Financial Corporation warrants to purchase an aggregate of 100,778 shares of common stock with an exercise price of $4.06 per share.

The loan agreement (“Loan Agreement”) contains customary affirmative and negative covenants which, among other things, restrict the Company’s ability to undertake certain acquisitions, incur certain indebtedness or make certain investments.  Due to the then-anticipated merger with Avecia Biologics Limited (the “Avecia Acquisition”)(see Note 13), PharmAthene sought to obtain the consent of the Lenders to the Avecia Acquisition and entered into a Consent and First Loan Modification Agreement, dated as of March 20, 2008, with the Lenders (the “Loan Modification Agreement”) pursuant to which, among other things, the Lenders consented to the Avecia Acquisition provided that (i) PharmAthene (or its UK subsidiary involved in the acquisition) is the surviving entity in the acquisition, (ii) the total initial cash consideration upon the consummation of the acquisition does not exceed $11 million, (iii) the consummation of the acquisition will not otherwise result in an event of default as defined under the Loan Agreement, after giving effect to the acquisition and (iv) within 20 days following the consummation of the acquisition, PharmAthene causes its UK subsidiary to become a co-borrower or a secured guarantor under the Loan Agreement.

The Loan Modification Agreement also amends the Loan Agreement to provide (i) that PharmAthene shall maintain, at all times, at a segregated account, at either Silicon Valley Bank or Silicon Valley Bank Securities, unrestricted and unencumbered cash or cash equivalents in the amount of at least one and one-quarter times all obligations of PharmAthene to the Lenders, (ii) that if PharmAthene or any of its affiliates creates or acquires any subsidiary, PharmAthene shall notify the Lenders and take all such action as to cause each domestic subsidiary to guarantee the obligations of PharmAthene under the Loan Agreement granting a continuing pledge and security interest in and to the assets of such subsidiary, (iii) that PharmAthene shall deliver to the Lenders a control agreement with M&T Bank granting the lenders a first perfected security interest in the accounts of PharmAthene held at M&T Bank and (iv) amending the definition of “material adverse change” under the Loan Agreement to provide that a material adverse change shall be a determination of the Lenders based upon information available to them and in their reasonable judgment that there is a reasonable likelihood that PharmAthene shall fail to comply with one or more of the financial covenants contained in the Loan Agreement.  As discussed in Note 2, the Company has recorded $5.0 million and $5.0 million in short-term and long-term restricted cash, respectively, to comply with provision (i) above.

The Company has recognized interest expense of approximately $259,700 for the three months ended March 31, 2008.

Note 8 - Commitments and Contingencies

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

2008	$314,900
2009	381,100
2010	392,500
2011	404,300
2012 and thereafter	2,570,200
$4,063,000

For the three months ended March  31, 2008 and 2007, total rent expense under operating lease agreements approximated $183,300 and $79,600, respectively.

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

March 31, 2008

(unaudited)

License Agreements

In January 2006, the Company licensed certain patent rights from a research company. The license agreement required a $50,000 up-front payment. Additionally, the agreement provides for a sublicense fee of 20% and milestone payments of $25,000 upon the granting of a US patent, $200,000 upon the initiation of certain studies or trials, and $250,000 upon BLA approval. Upon commercialization, the license agreement requires royalty payments equal to a specified percentage of future sales of products for both government procurement and commercial market sales subject to the license through the expiration of the licensed patents. No sublicense fee or milestone payments have been incurred for the three months ended March 31, 2008 and 2007, respectively.

In August 2006, the Company entered into a research and licensing agreement allowing for the licensing of certain patent rights from a research company. The agreement includes research expense reimbursement payments and certain development milestone payments. Upon commercialization, the license agreement requires royalty payments equal to a specified percentage of future sales of products for both government procurement and commercial market sales subject to the license through the expiration of the licensed patents. During fiscal years 2006 and 2007, the Company expensed $50,000 and nil related to this agreement, respectively.

In connection with the Nexia Acquisition, the Company acquired a license agreement originally executed in September 2004 for the rights to certain technologies. This agreement included an option to license product processing technology necessary to perform development of Protexia® as required under the Company’s government contract with the Department of Defense.

The Company executed a new licensing agreement with a development company on March 2, 2007 which results in a license to all technology provided under the original agreement including the necessary purification technology previously included in an option and access to additional information and technology deemed to be essential for development of Protexia® and performance under the Department of Defense contract. Under the new agreement, the Company must pay $200,000 over a period of six years with $100,000 due in the first year. This expense is eligible for reimbursement by the US government under the contract with the Department of Defense. During 2007, the Company expensed $100,000 related to this agreement.

Note 9 – Related Party Transaction

Several directors and officers of the Company invested in Former PharmAthene’s Bridge Notes in the second and third quarters of 2006.  Additionally, an investor in the Company’s new office space also invested in Former PharmAthene’s Bridge Notes in the second and third quarters of 2006.  In connection with the Merger, these Bridge Notes were converted into approximately $248,000 of Notes.

Note 10 – Medarex Collaboration

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

Under the terms of the agreement, Medarex and PharmAthene have agreed jointly to continue to investigate the potential for MDX-1303 to be used as a therapeutic for individuals with active disease as well as for prophylactic treatment of individuals exposed to anthrax. For the three months ended March 31, 2008 and 2007, PharmAthene recorded research and development expenses of approximately $107,000 and $188,600 related to the development activities for MDX-1303. PharmAthene is fully responsible for funding all future research and development activities that are not suppored by government funds. The companies will share profits according to a pre-agreed allocation percentage.

Note 11 – Stockholders’ Equity

2002 Long-Term Incentive Plan

In connection with the Merger, the Company assumed awards that were granted by Former PharmAthene under Former PharmAthene’s 2002 Long-Term Incentive Plan (the “2002 Plan”) which provided for the grant of incentive stock options, restricted common stock and stock appreciation rights.  Under the 2002 Plan, option awards were granted to eligible employees, consultants, officers and directors. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on selected inputs. The board of directors of Former PharmAthene established the vesting schedule for the awards. Grants made to new employees upon commencement of employment, typically provided for annual vesting of 25% of shares on the first anniversary date of hire. For annual grants to existing employees, grants typically provided

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

March 31, 2008

(unaudited)

for monthly vesting over four years. These options had a maximum term of no more than 10 years.  As of March 31, 2008, an aggregate of 406,948 shares of common stock are reserved for issuance upon the exercise of outstanding assumed awards.  The 2002 Plan was not assumed by the Company following the Merger; therefore, no further grants may be made under the 2002 Plan.

The following tables summarize the activity of the 2002 Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term

Outstanding, January 1, 2007	404,314	$3.64	7.7 years
Granted	121,950	3.90
Exercised	67	3.90
Forfeited	84,340	4.10
Outstanding, December 31, 2007	441,857	$3.67	7.7 years
Granted	—
Exercised	—
Forfeited	34,909	4.10
Outstanding, March 31, 2008	406,948	$3.67	4.3 years
Exercisable, March 31, 2008	289,053	$3.54	4.3 years

Vested, March 31, 2008	289,053

The aggregate intrinsic value is calculated as the difference between (i) the closing price of the common stock at March 31, 2008 and (ii) the weighted average exercise price of the underlying awards, multiplied by the number of options that had an exercise price less than the closing price on the last trading day of the first quarter of 2008.  The aggregate intrinsic value of options outstanding was approximately $15,400 as of March 31, 2008.

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

The following tables summarize the activity of the 2007 Plan as related to option awards:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term

Outstanding, January 1, 2007	—	$—	—
Granted	2,356,867	5.25	9.5 years
Exercised	—	—
Forfeited	54,717	5.20
Outstanding, December 31, 2007	2,302,150	$5.25	9.5 years
Granted	275,000	$3.22	9.9 years
Exercised	—	—
Forfeited	15,849	5.20
Outstanding, March 31, 2008	2,561,301	5.10	9.5 years
Exercisable, March 31, 2008	335,243	$5.20	9.5 years

Vested, March 31, 2008	335,243

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

March 31, 2008

(unaudited)

The following tables summarize the activity of the 2007 Plan as related to restricted stock awards:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term
Restricted Shares
Outstanding, January 1, 2007	—	$—	—
Granted	216,836	5.27	9.9 years
Exercised	—	—
Forfeited	1,529	5.20
Outstanding, December 31, 2007	215,307	$5.27	9.9 years
Granted	17,500	3.18	9.9 years
Exercised	—	—
Forfeited	—	—
Outstanding, March 31, 2008	232,807	$5.02	9.4 years
Exercisable, March 31, 2008	—	$—

Vested, March 31, 2008	—	—

Valuation assumptions used to determine fair value of share-based compensation

The fair value for the 2008 and 2007 awards were estimated at the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	March 31,
	2008	2007
Weighted average volatility	66%	72%
Risk-free interest rate	3.0-3.5%	4.6%
Expected annual dividend yield	—	—
Expected weighted average life, in years	7.0	9.8

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

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

March 31, 2008

(unaudited)

Unit Purchase Option

In connection with the initial public offering, the underwriters paid $100 for an option to purchase up to a total of 225,000 units.  The units issuable upon exercise of this option are identical to those offered in the initial public offering except that the associated warrants have a different exercise price as further discussed in the warrant section below.  This option became exercisable at $10.00 per unit on August 3, 2007, and expires on July 28, 2010.  The exercise price and number of units issuable upon the exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation.

Under an amendment to the unit purchase option agreement, the Company is not obligated to pay cash or other consideration to the holders of the unit purchase option or “net-cash settle” the obligation of HAQ under the unit purchase option.

Warrants

In connection with the initial public offering, PharmAthene sold 9,400,000 warrants to acquire shares of common stock at an exercise price of $6.00   Each warrant entitles the holder to purchase from the Company one share of common stock and expires four years from the effective date of the offerings on July 28, 2009.  Further in connection with the initial public offering, PharmAthene issued to the representative of the underwriters 225,000 warrants to acquire shares of common stock at an exercise price of $7.50.

In connection with the an office lease agreement entered into in August 2003,  PharmAthene issued 14,537 common stock warrants at an exercise price of $0.19. Pursuant to the credit facility further discussed in Note 8, the Company issued 100,778 common stock warrants with  an exercise price of $4.06 per share.

The following table summarizes the activity of the Company’s warrants:

	Warrants for Shares of Common Stock	Weighted- Average Exercise Price	Warrants for Shares of Preferred Stock	Weighted- Average Exercise Price

Outstanding at January 1, 2007	10,223,911	5.69	1,179,610	4.07
Granted	—	—	98,300	4.07
Converted	98,300	4.07	(98,300)	4.07
Forfeited	(584,731)	0.19	(1,179,610)	4.07
Outstanding at December 31, 2007	9,737,480	$6.01	—
Granted	—		—
Converted	—		—
Forfeited	—		—
Outstanding at March 31, 2008	9,737,480	$6.01	—

Note 12 - Terminated Merger Agreement

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

On December 20, 2006, the Company filed a complaint against SIGA in the Delaware Chancery Court. The Company’s complaint alleges that it has the right to license exclusively development and marketing rights for SIGA’s drug candidate, SIGA-246, pursuant to the terminated merger agreement with SIGA. The complaint further alleges that SIGA failed to negotiate in good faith the terms of such a license pursuant to the terminated merger agreement.

On January 16, 2008, the Delaware Chancery Court issued a ruling denying a motion by SIGA to dismiss the compliant filed by the Company.

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

March 31, 2008

(unaudited)

Note 13 - Subsequent Events

Acquisition of Vaccines Business of Avecia

On March 20, 2008, PharmAthene, Inc. and certain of its affiliates (including a newly-formed UK subsidiary, “PharmAthene UK”) (collectively, “PharmAthene” or the “Company”) entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with Avecia Biologics Limited and certain of its affiliates (collectively, “Avecia”) for the acquisition of substantially all of the assets related to Avecia’s vaccines business which includes a second generation recombinant protective antigen (rPA) anthrax vaccine, a recombinant dual antigen plague vaccine and a third generation rPA anthrax vaccine program (the “Avecia Acquisition”).

On April 2, 2008, the Company completed the Avecia Acquisition acquiring substantially all of the assets and assuming the liabilities, in each case, exclusively associated with Avecia’s biodefense vaccines business in accordance with the terms of the Purchase Agreement, as amended, including certain products, patents, trademarks, domain names and other intellectual property, license agreements, contracts, goodwill and other intangibles. The Avecia vaccines group has significant experience in vaccine development and biopharmaceutical manufacturing and is comprised of 51 personnel in Billingham, UK dedicated primarily to product development, operations, quality assurance, regulatory affairs and clinical operations. The group also has six persons in Milford, Massachusetts that provide supply chain function.  As part of the acquisition, PharmAthene agreed to assume the lease for facilities at the Billingham location and will have access to the Milford location and has employed the Avecia vaccines group as well for continuing vaccine operations. PharmAthene has recorded $0.9 million of capitalized costs related to the PharmAthene UK acquisition.

 At closing, PharmAthene paid to Avecia the initial consideration of $10 million in cash (which is subject to a working capital adjustment) (the “Initial Consideration”) and provided a letter of credit in the amount of $7 million as security for the deferred consideration in such amount (the “Deferred Consideration”) which is payable upon the earlier to occur of (a) the completion of a financing transaction in which PharmAthene receives gross proceeds of not less than $15 million and (b) eighteen months following the consummation of the Avecia Acquisition.  Additional amounts may become payable to Avecia in connection with the acquisition assuming that certain milestones are achieved (the “Milestone Consideration”) as follows:

•                  $3 million upon the entry by PharmAthene into a multi-year funded contract or series of contracts with the US Department of Defense (or other agency or representative or sub-contractor of the US government) or the Defence Science Technology Laboratory, an agency of the UK Ministry of Defence (or any other agency or representative or sub-contractor of the US or UK government) for the further development of Avecia’s pneumonic and bubonic plague (“rYP”) vaccine with a total committed aggregate value in excess of $30 million; and

•                  $10 million upon the entry by PharmAthene into a multi-year funded contract with the US Department of Defense (or other agency or representative or sub-contractor of the US government) for the further development of rYP vaccine as a result of (a) a Resources Allocation Decision of the Resource Allocation Review Board and the Resource Allocation Advisory Committee of the US Department of Defense or (b) some other similar substantial funding in excess of $150 million (including the value of any option elements within such contract; and

•                  $5 million upon the entry by PharmAthene into a multi-year funded development contract to be issued by the Biological Advanced Research and Development Authority (part of the US Department of Health and Human Services) under solicitation number RFP-BARDA-08-15 for the further development of Avecia’s anthrax (“rPA”) vaccine; and

•                  $5 million upon the entry by PharmAthene into a contract or contracts for the supply of rPA vaccine into the Strategic National Stockpile; and

•                  in an amount equal to 2.5% of net sales (as defined under the Purchase Agreement) of rPA vaccine made by PharmAthene to the US government within the period of ten years from the consummation of the acquisition after the first 25 million doses; and

•                  in an amount equal to 1% of net sales (as defined under the Purchase Agreement) of third generation anthrax vaccine made by PharmAthene to the US government within the period of ten years from the consummation of the Avecia Acquisition.

PharmAthene and Avecia entered into certain ancillary agreements upon the consummation of the acquisition, including, without limitation, transitional services agreements, laboratory facilities agreements, a master services agreement, a supply agreement and a subcontract agreement which, in each case, provide for services to be performed by Avecia for PharmAthene both on a transitional and on a going-forward basis.  One of such agreements is a master services agreement under which Avecia has agreed that, for agreed upon fees, it will carry out process development, analytical development, production and disposition of protective antigens for the plague and anthrax vaccines as well as stability testing of such antigens and of the final dosage form of the vaccines which contains the protective antigens in connection with various projects.  The work to be performed by Avecia and amounts to be paid to Avecia in connection with each project are based upon the specific tasks related to each project including necessary materials, method development, management supervision and costs associated therewith and are set out in various schedules to the Master Services Agreement.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements deal with management’s current expectations regarding our plans and objectives for future operations.  This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass.  Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

We have based the forward-looking statements included in this Quarterly Report on Form 10-on information available to us on the date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements.  Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Unless specifically noted otherwise, as used throughout this Quarterly Report on Form 10-Q, “the Company”, “PharmAthene”, “we”, “us” or “our” refers to the business of the combined company after the merger with Former PharmAthene (the “Merger”)  and the business of Former PharmAthene prior to the Merger, and “HAQ” refers to the business of Healthcare Acquisition Corp. prior to the Merger.

The following discussion should be read in conjunction with the consolidated financial statements for the Company which present PharmAthene’s results of operations for the quarters ended March 31, 2008 and 2007 as well as its financial positions at March 31, 2008 and December 31, 2007. The following discussion should also be read in conjunction with the Annual Report on Form 10-K filed on March 31, 2008.  All amounts presented, except share data, are rounded to the nearest thousand dollars.

Overview

PharmAthene is a biodefense company engaged in the business of development and commercialization of medical countermeasures against biological and chemical weapons. In addition to our own research efforts, we collaborate with pharmaceutical companies to support clinical development of product candidates. Prior to the Avecia Acquisition described under “—Recent Events” below, the Company had two products under development: Valortim™, a fully human monoclonal antibody (an identical population of highly specific antibodies produced from a single clone) for the prevention and treatment of anthrax infection, and Protexia®, which mimics a natural bioscavenger for the treatment or prevention of nerve agent poisoning by organophosphate compounds, including nerve gases and pesticides.

Our lead product candidate, Valortim™, is a fully human monoclonal antibody designed to protect against and treat human inhalation anthrax, the most lethal form of infection caused by the Bacillus anthracis bacterium. The Company is co-developing Valortim™ with Medarex, Inc., a biopharmaceutical company that specializes in developing fully human antibody-based therapeutic products, and will share with Medarex any profits derived from sales of Valortim™. Preclinical trials in animal models have demonstrated Valortim™ to be effective prophylactically and therapeutically for inhalation anthrax infection. The Company and Medarex have completed dosing of healthy volunteers in a Phase I open-label, dose-escalation clinical trial to evaluate the safety, tolerability, immunogenicity (eliciting an undesired immune response), and pharmacokinetics (the study of absorption, metabolism and action of drugs) of a single dose of Valortim™ administered intravenously or intramuscularly. No drug-related serious adverse events were reported. Final results from the Phase I trial were presented at the Infectious Disease Society of America meeting in October 2006. Valortim™ was granted Fast Track Status by the US Food and Drug Administration (the “FDA”), which may permit the Company to submit portions of a Biologics License Application (“BLA”) or efficacy supplement before the complete BLA is submitted. This can expedite the review process depending upon whether the FDA has sufficient resources to review the portions submitted. In addition, Valortim™ was granted orphan drug status for the treatment of inhalation anthrax.

Protexia®, the Company’s second product candidate, is a recombinant form (that is, produced using genetic engineering technology) of human butyrylcholinesterase, a naturally occurring enzyme (“BChE”), for use in the prophylaxis and treatment of organophosphate chemical nerve agent poisoning. Preclinical trials in animal models suggest that Protexia® may be effective prophylactically and therapeutically for chemical nerve agent poisoning. The Company plans to continue preclinical animal studies of Protexia® through 2008 and file an Investigational New Drug application (“IND”) with the FDA in 2008. The procurement process for the scale-up development and sale of Protexia® is already underway with the US Department of Defense (the “DoD”), the department charged with purchasing biodefense countermeasures for military use. The DoD requested competitive bids in a Request for Proposal (an “RFP”) for a recombinant form of BChE drug for the prophylaxis treatment of chemical nerve agent poisoning, which the Company submitted in November 2005.  In September 2006, the Company was awarded a multi-year contract by the DoD.  The contract provides an initial $41 million for the advanced development of Protexia® through March 2009 and, thereafter, the US government, in its sole discretion, may elect to continue development assistance with further funding of $65 million. Assuming development milestones are met and contract extensions are exercised by the US government, in its sole discretion, and that it elects to procure an initial 90,000 doses of Protexia® from PharmAthene, the Company could receive up to $219 million in funding (including the $106 million for advanced development).

For the next several years, we believe our main customer will be national governments, primarily the United States government. Currently, the United States government can purchase critical biodefense products prior to FDA approval under Project Bioshield for the United States Strategic National Stockpile (“SNS”). Based on available information, the Company performs analyses of the various factors that affect revenue and cost projections for sales to the US and other governments. The landscape continues to shift and we have been required to revise our targets from time to time. However, currently, based on our recent evaluations, we believe sales of product may commence during or before 2010, although contracts may be awarded prior to such time.

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

Recent Events

Acquisition of Vaccines Business of Avecia

On March 20, 2008, PharmAthene, Inc. and certain of its affiliates (including a newly-formed UK subsidiary, “PharmAthene UK”) entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with Avecia Biologics Limited and certain of its affiliates (collectively, “Avecia”) for the acquisition of substantially all of the assets related to Avecia’s vaccines business, which includes a second generation recombinant protective antigen (rPA) anthrax vaccine, a recombinant dual antigen plague vaccine and a third generation rPA anthrax vaccine program (the “Avecia Acquisition”).

On April 2, 2008, the Company completed the Avecia Acquisition acquiring substantially all of the assets and assuming the liabilities, in each case, exclusively associated with Avecia’s biodefense vaccines business in accordance with the terms of the Purchase Agreement, as amended, including certain products, patents, trademarks, domain names and other intellectual property, license agreements, contracts, goodwill and other intangibles. The Avecia vaccines group has significant experience in vaccine development and biopharmaceutical manufacturing and is comprised of 51 personnel in Billingham, UK dedicated primarily to product development, operations, quality assurance, regulatory affairs and clinical operations. The group also has six persons in Milford, Massachusetts that provide supply chain function.  As part of the Avecia Acquisition, PharmAthene agreed to assume the lease for facilities at the Billingham location, will have access to the Milford location and has employed the Avecia vaccines group as well for continuing vaccine operations.

At closing, PharmAthene paid to Avecia the initial consideration of $10 million in cash (which is subject to a working capital adjustment) (the “Initial Consideration”) and provided a letter of credit in the amount of $7 million as security for the deferred consideration in such amount (the “Deferred Consideration”) which is payable upon the earlier to occur of (a) the completion of a financing transaction in which PharmAthene receives gross proceeds of not less than $15 million and (b) eighteen months following the consummation of the Avecia Acquisition.  Additional amounts may become payable to Avecia in connection with the acquisition assuming that certain milestones are achieved (the “Milestone Consideration”) as follows:

•                  $3 million upon the entry by PharmAthene into a multi-year funded contract or series of contracts with the US Department of Defense (or other agency or representative or sub-contractor of the US government) or the Defence Science Technology Laboratory, an agency of the UK Ministry of Defence (or any other agency or representative or sub-contractor of the US or UK government) for the further development of Avecia’s pneumonic and bubonic plague (“rYP”) vaccine with a total committed aggregate value in excess of $30 million; and

•                  $10 million upon the entry by PharmAthene into a multi-year funded contract with the US Department of Defense (or other agency or representative or sub-contractor of the US government) for the further development of rYP vaccine as a result of (a) a Resources Allocation Decision of the Resource Allocation Review Board and the Resource Allocation Advisory Committee of the US Department of Defense or (b) some other similar substantial funding in excess of $150 million (including the value of any option elements within such contract; and

•                  $5 million upon the entry by PharmAthene into a multi-year funded development contract to be issued by the Biological Advanced Research and Development Authority (part of the US Department of Health and Human Services) under solicitation number RFP-BARDA-08-15 for the further development of Avecia’s anthrax (“rPA”) vaccine; and

•                  $5 million upon the entry by PharmAthene into a contract or contracts for the supply of rPA vaccine into the Strategic National Stockpile; and

•                  in an amount equal to 2.5% of net sales (as defined under the Purchase Agreement) of rPA vaccine made by PharmAthene to the US government within the period of ten years from the consummation of the acquisition after the first 25 million doses; and

•                  in an amount equal to 1% of net sales (as defined under the Purchase Agreement) of third generation anthrax vaccine made by PharmAthene to the US government within the period of ten years from the consummation of the Avecia Acquisition.

PharmAthene and Avecia entered into certain ancillary agreements upon the consummation of the acquisition including, without limitation, transitional services agreements, laboratory facilities agreements, a master services agreement, a supply agreement and a subcontract agreement which, in each case, provide for services to be performed by Avecia for PharmAthene both on a transitional and on a going-forward basis.  One of such agreements is a master services agreement under which Avecia has agreed that, for agreed upon fees, it will carry out process development, analytical development, production and disposition of protective antigens for the plague and anthrax vaccines as well as stability testing of such antigens and of the final dosage form of the vaccines which contains the protective antigens in connection with various projects.  The work to be performed by Avecia and amounts to be paid to Avecia in connection with each project are based upon the specific tasks related to each project including necessary materials, method development, management supervision and costs associated therewith and are set out in various schedules to the Master Services Agreement.

Consent and First Loan Modification Agreement

As previously disclosed, PharmAthene is a party to a $10 million secured credit facility evidenced by a Loan and Security Agreement, dated as of March 30, 2007 (the “Loan Agreement”), with Silicon Valley Bank and Oxford Finance Corporation (together, the “Lenders”).  Under the credit facility, the Company has borrowed $10 million, which bears interest at an annual rate of 11.5%.  The Loan Agreement contains customary affirmative and negative covenants which, among other things, restrict the Company’s ability to undertake certain acquisitions, incur certain indebtedness or make certain investments.  As a consequence, PharmAthene sought to obtain the consent of its Lenders to the Avecia Acquisition and entered into a Consent and First Loan Modification Agreement, dated as of March 20, 2008, with the Lenders (the “Loan Modification Agreement”) pursuant to which, among other things, the Lenders consented to the Avecia Acquisition provided that (i) PharmAthene (or its UK subsidiary involved in the acquisition) is the surviving entity in the acquisition, (ii) the total initial cash consideration upon the consummation of the acquisition does not exceed $11 million, (iii) the consummation of the acquisition will not otherwise result in an Event of Default as defined under the Loan Agreement, after giving effect to the acquisition and (iv) within 20 days following the consummation of the acquisition, PharmAthene causes its UK subsidiary to become a co-borrower or a secured guarantor under the Loan Agreement.

The Loan Modification Agreement also amends the Loan Agreement to provide (i) that PharmAthene shall maintain, at all times, at a segregated account, at either Silicon Valley Bank or Silicon Valley Bank Securities, unrestricted and unencumbered cash or cash equivalents in the amount of at least one and one-quarter times all obligations of PharmAthene to the Lenders, (ii) that if PharmAthene or any of its affiliates creates or acquires any subsidiary, PharmAthene shall notify the Lenders and take all such action as to cause each domestic subsidiary to guarantee the obligations of PharmAthene under the Loan Agreement granting a continuing pledge and security interest in and to the assets of such subsidiary, (iii) that PharmAthene shall deliver to the Lenders a control agreement with M&T Bank granting the Lenders a first perfected security interest in the accounts of PharmAthene held at M&T Bank and (iv) amending the definition of “material adverse change” under the Loan Agreement to provide that a material adverse change shall be a determination of the Lenders based upon information available to them and in their reasonable judgment that there is a reasonable likelihood that PharmAthene shall fail to comply with one or more of the financial covenants contained in the Loan Agreement.

In anticipation of the issuance of the letter of credit, $10 million was provided to Silicon Valley Bank and was recorded as a long term investment as of March 31, 2008. Silicon Valley Bank issued the letter of credit in the amount of $7 million securing the Deferred Consideration payable under the Purchase Agreement.

Results of Operations

Revenue

The Company recognized revenues of $5.8 million and $3.0 million during the three months ended March 31, 2008 and 2007, respectively.  These revenues consisted primarily of contract funding from the US government for the development of pharmaceutical products for Protexia®, one of the Company’s two drug candidates.  Other non-grant related revenue of $21,200 and $7,000 was recognized for the three months ended March 31, 2008 and 2007, respectively.

Contract Revenue

During the three months ended March 31, 2008 and 2007, PharmAthene recognized revenues related to US government awarded contracts and grants as follows:

•                  In September 2006, the U.S. Department of Defense (“DoD”) awarded the Company a multi-year contract for the advanced development of Protexia® for approximately $41 million through March 2009 and, thereafter, the US government, in its sole discretion, may elect to continue development assistance with further funding of $65 million.  Assuming development milestones are met and contract extensions are exercised by the US government, in its sole discretion, and that it elects to procure an initial 90,000 doses of Protexia® from PharmAthene, the Company could receive up to $219 million in funding (including the approximate $106 million for advanced development). The Company recognized $5.6 million and $2.9 million, respectively, under this contract for the quarter ended March 31, 2008 and 2007, respectively.

•                  On September 28, 2007, the National Institute of Allergy and Infectious Diseases (“NIAID”) and the Biomedical Advanced Research and Development Authority (“BARDA”) awarded to PharmAthene a contract for the advanced development of ValortimTM.  This contract, of approximately $13.9 million, supports the development of ValortimTM for use as an anti-toxin therapeutic to treat inhalation anthrax infection.  The contract will be funded in installments through fiscal year 2009.  The Company recognized $0.2 million of revenue under this contract in the three months ended March 31, 2008.

Other Revenue

In connection with the acquisition of Nexia Biotechnologies, Inc., the Company acquired property and equipment, including farm facilities. Other income primarily is derived from the leasing of farm facilities that the Company is currently not utilizing.

Research and Development Expenses

The Company’s research and development expenses were $5.9 million and $3.1 million for the quarter ended March 31, 2008 and 2007, respectively. These expenses resulted from research and development activities related to programs for ValortimTM and for Protexia®. The Company incurred both direct and indirect expenses. Direct expenses included salaries and other costs of personnel, raw materials and supplies. The Company may also incur third-party costs related to these projects, such as contract research, consulting and clinical development costs for individual projects.

Research and development expenses for the three months ended March 31, 2008 and 2007, respectively, were attributable to research programs as follows:

	March 31,
	2008	2007
Valortim™	$2.0	$0.5
Protexia®	3.6	2.2
Internal research and development	0.3	0.4
Total research and development expenses	$5.9	$3.1

Research and development expense increased $2.8 million for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007 primarily as a result of increased process development and manufacturing activities related to Protexia® and Valortim™ of $2.6 million and employee-related expenses, including stock compensation, of $0.3 million.

For the quarter ended March 31, 2008 and 2007, PharmAthene expended approximately $2.4 million and $1.8 million, respectively, primarily on process development and manufacturing activities for Protexia®. The Company spent approximately $0.8 million and $0.4 million, respectively, in such periods, on internal human resources on the Protexia® development program.  Additionally, $0.3 million was incurred related to pre-clinical testing during the three months ended March 31, 2008.

In October 2006, the National Institutes of Health (NIH) Countermeasures Against Chemical Threats (Counter ACT) Research Network awarded a $1.7 million grant to support continued development of Protexia®.  The Company recognizes costs reimbursements under this contract as a reduction to offset research expenses.

For the quarter ended March 31, 2008 and 2007, the Company spent approximately $1.7 and $0.3 million, respectively, on process and clinical development activities associated with the development of Valortim™ with the remaining expenditure related to internal resources.

The Company has been awarded approximately $1.8 million in congressional appropriations from the United Stated Army Medical Research and Material Command (USAMRMC) for the development to advance the Valortim™ program. The Company recognized costs reimbursements of approximately $0.3 million under this funding as a reduction to offset research expenses for the period ended March 31, 2008.

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

Expenses associated with general and administrative functions for the Company were $4.7 million and $2.5 million for the quarters ended March 31, 2008 and 2007, respectively. General and administrative expenses increased $2.2 million primarily due to increased employee costs of $0.9, increased stock compensation expense of $0.4 million and an additional $0.5 million due to higher consulting and legal costs associated with compliance and public entity related activities.

Depreciation and Intangible Amortization

Depreciation and intangible amortization expense was $0.2 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively.  Depreciation expense for the three months ended March 31, 2008 and 2007 was $0.2 million and $0.1 million, respectively, and resulted primarily from farm building improvements, leasehold improvements related to newly leased office space and lab equipment. Amortization expense recorded for the three months ended March 31, 2008 and 2007 of $40,800 and $35,100, respectively, related to patents acquired as part of the acquisition of Nexia Biotechnologies, Inc.

Other Income and Expenses

Other income and expenses primarily consists of income on the Company’s investments, interest expense on the Company’s debt and other financial obligations and the change in market value of our derivative financial instruments. For the three months ended March 31, 2008 and 2007, the Company’s interest income was $0.5 million and $0.1 million, respectively. The increase in interest income for the three months ended March 31, 2008 as compared to the same period in 2007 resulted from higher average investment balances in the first quarter of fiscal year 2008 primarily as a consequence of the $58.7 million cash proceeds from the Merger received in September 2007.

The Company incurred interest expense of $0.7 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively. During the fiscal year ended December 31, 2006, the Company issued 8% convertible notes in an aggregate principal amount of $11.8 million. The Company recognized $0.2 million in interest expense related to these notes for the first quarter of fiscal year 2007. These notes plus accrued interest were converted into new convertible 8% notes (the “Notes”) in an aggregate principal amount of $12.3 million in conjunction with the Merger on August 3, 2007. The Company recognized interest expense of $0.4 million related to the Notes for the three months ended March 31, 2008.  Additionally, the Company recognized interest expense of $0.3 million related to the $10.0 million credit facility entered into on March 30, 2007.

PharmAthene recorded a change in market value of $0.1 million related to the conversion feature of its Notes for the quarter ended March 31, 2008. For the quarter ended March 31, 2007, the Company incurred income of $7,600 related to the change in market value of its derivative instruments.  These derivative instruments, which consisted of warrants to purchase 5,699,895 shares of Series C Preferred Stock of Former PharmAthene at an exercise price of $0.91 per share, were cancelled on August 3, 2007 in connection with the Merger. The fair values of the conversion feature and of the cancelled warrants were estimated using the Black-Scholes valuation model.

Liquidity and Capital Resources

Overview

The Company’s primary cash requirements are to fund its research and development programs, general corporate overhead and the acquisition of Avecia’s vaccines business. Our cash requirements could change materially as a result of changes in our business and strategy. These changes could arise from the Company’s management team’s evaluation of our business strategy, the progress of our research and development activities and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Prior to the Merger when our operating subsidiary, PharmAthene US, was a privately-held corporation, operations were financed since inception in March 2001 primarily through the issuance of equity securities, convertible notes and proceeds from loans or other borrowings. In addition to the use of the trust funds obtained in the Merger, any or all of these financing vehicles or others may be utilized to fund our future capital requirements. In evaluating alternative sources of financing, we consider, among other things, the dilutive impact, if any, on our stockholders, the ability to leverage stockholder returns through debt financing, the particular terms and conditions of each alternative financing arrangement and our ability to service our obligations under such financing arrangements.

Our consolidated financial statements have been prepared on a basis which assumes that PharmAthene will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative net losses and expects to incur additional losses to perform further research and development activities. The Company does not have commercial products and, given the substantial costs relating to the development of pharmaceutical products, has limited capital resources. Our plans with regard to these matters include continued development of our products as well as seeking additional funds to support our research and development efforts. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient financing on commercially reasonable terms or at all or that we will be able to secure financing through government contracts and grants.

Continuation of PharmAthene as a going concern is dependent upon, among other things, the success of the Company’s research and development programs and our ability to obtain adequate financing. The Company’s consolidated financial statements do not include any adjustments relating to recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Sources and Uses of Cash

Cash and cash equivalents for the Company were $19.2 million and $40.6 million at March 31, 2008 and December 31, 2007, respectively. The $21.4 million decrease in cash and cash equivalents as of March 31, 2008 from December 31, 2007 primarily was attributable to the funding of operations, the funding of the letter of credit in connection with the Avecia Acquisition, the funding of restricted cash obligations and the repayment of debt.

Operating Activities

Net cash used in operating activities was $5.3 million and $2.0 million for the three months ended March 31, 2008 and 2007, respectively. The 2008 cash used in operations reflects a net loss after the effect of non-cash adjustments of $4.1 million, an increase in accounts receivable of $1.4 million and increased prepaid expenses of $0.6 million, partially offset by an increase in accrued expenses and accounts payable of $0.8 million. Non-cash adjustments for the quarter ended March 31, 2008 included stock compensation expense of $0.6 million. Accounts receivable increased due to contract award receivables due from the DoD related to increased activities related to the advanced development of Protexia® and from NIAID related to the advance development of Valortim™ under the contract awarded in the third quarter of fiscal year 2007. Prepaid expenses increased due to the prepayment of deposits related to process development activities which are estimated to occur in the second quarter of fiscal year 2008. Accounts payable and accrued expenses increased due to approximately $1.8 million in increased development and compliance activities offset by the payment of approximately $0.6 million for performance based employee bonuses, and the reduction in the restructuring reserve of approximately $0.4 million in the first quarter of 2008.

The 2007 cash used in operations results primarily from a net loss after the effect of non-cash adjustments of $2.7 million and increased accounts receivable of approximately $0.6 million due to contract award receivables.  These increases were partially offset by increased accounts payable and accrued expenses of approximately $1.1 million resulting from increased development activities and decreased prepaid expenses of approximately $0.3 million primarily attributable to the use of funds for development activity related to the collaboration with Medarex or the Valortim™ program. Prepaid expenses fluctuate from period to period depending upon the timing and level of preparation and initiation of research and development activity and clinical trials.

Investing Activities

Net cash used in investing activities was $15.1 million for the quarter ended March 31, 2008 as compared to $0.2 million for the quarter ended March 31, 2007. In the first quarter of 2008 and in connection with the Avecia Acquisition, the Company deposited $10 million with its bank and purchased $2.5 million in available for sale securities. In order to fund the deposit, approximately $8.5 million of available for sale securities were sold at the end of the first quarter. During the first quarter of 2008, the Company funded its restricted cash obligations for $10.0 million pursuant to the Loan Modification Agreement, which was reduced to $7 million following the end of the quarter. Additionally, during the first quarter of 2008, the Company recorded approximately $0.9 million related to transactions costs incurred as a result of the Avecia Acquisition, which was consummated on April 2, 2008.

All investing activities in the first quarter of 2007 related to the purchase of property and equipment. The Company finances capital expenditures primarily through direct purchases utilizing the Company’s existing cash.

Financing Activities

Net cash used by financing activities was $1.0 million for the period ended March 31, 2008 as compared to net cash provided by financing activities of $9.0 for the period ended March 31, 2007. The Company made principal repayments of $1.0 million for the three months ended March 31, 2008.

On March 30, 2007, the Company entered into a $10.0 million credit facility with Silicon Valley Bank and Oxford Finance Corporation. Under the credit facility, the Company borrowed $10 million, which loan bears interest at an annual rate of 11.5%. Pursuant to the terms of the loan and security agreement evidencing the credit facility, the Company made monthly payments of interest only through September 30, 2007 and now makes monthly payments of principal and interest over the remaining 30-month term of the loan. The loan is secured by a security interest on all of the Company’s and PharmAthene Canada’s assets other than certain intellectual property.  Under the terms of the loan and security agreement, we may prepay the debt provided we pay certain prepayment fees. In connection with the credit facility, the Company issued to Silicon Valley Bank and Oxford Financial Corporation warrants to purchase an aggregate 100,778 shares of the Company’s common stock at an exercise price of $4.06 per share (which warrants were converted in the Merger into warrants to purchase 100,778 shares of the Company’s common stock at an exercise price of $4.06 per share) (which includes 2,478 shares as adjustment shares calculated on the basis of the number of shares electing conversion in excess of 5% of the Company’s outstanding common stock prior to the Merger). The Company made principal repayments of $2.0 million through March 31, 2008.

In connection with the Avecia Acquisition, the Company entered into a Consent and First Loan Modification Agreement on March 20, 2008.  For a description of the modifications to the credit facility pursuant to this agreement, please refer to “—Recent Events” above.

Future Cash Needs

The Company has financed its operations since inception in March 2001 primarily through the issuance of equity securities, convertible notes and proceeds from loans or other borrowings. Any, or all, of these financing vehicles or others may be utilized to fund the Company’s future capital requirements.

The Company’s future capital requirements and liquidity will depend on many factors including, but not limited to, the progress of its research and development programs; the progress of pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approval; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; changes in its existing research relationships, competing technological and marketing developments; its ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others; and any future change in its business strategy.

The Company expects to fund its development activities for Protexia® primarily using the funds available from the contract with the DoD. Under the agreement, the DoD has agreed to fund up to $41 million of development costs as incurred over a three-year period. Management believes this funding will be sufficient to complete the development of Protexia®. On September 28, 2007, PharmAthene was awarded a $13.9 million contract for the advanced development of Valortim™ from the National Institute of Allergy and Infectious diseases, (NIAID) and the Biomedical Advanced Research and Development Authority (BARDA). Management believes that the remaining costs for this development program will be financed through additional grants to the Company anticipated to be received from the United States government and from the Company’s available cash.

However, in connection with the acquisition of Avecia’s vaccines business, in addition to other future payments that may be payable to Avecia based on the achievement of certain milestones, we paid to Avecia $10 million upon the closing of the acquisition and an additional $7 million will be payable upon the earlier of eighteen months after the closing of the acquisition or the consummation of a financing transaction in which we receive gross proceeds of not less than $15 million.  Further, as a result of the Loan Modification Agreement entered into in connection with the Avecia Acquisition, PharmAthene’s credit facility was amended to provide, among other things, that PharmAthene shall maintain, at all times, at a segregated account, at either Silicon Valley Bank or Silicon Valley Bank Securities, unrestricted and unencumbered cash or cash equivalents in the amount of at least one and one-quarter times all obligations of PharmAthene to the Lenders further restricting its available cash.

Off-Balance Sheet Arrangements

The Company has entered into facility and equipment operating lease agreements. The Company’s obligations under these agreements are presented in this section under ‘‘Contractual Obligations.’’

Critical Accounting Policies

Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from our estimates and assumptions. The Company believes the following critical accounting policies, among others, affect its more significant estimates and assumptions and require the use of complex judgment in their application.

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

Revenue Recognition

The Company generates its revenue from two different type of contractual arrangements: cost-plus-fee contracts and cost reimbursable grants.  Revenues on cost-plus-fee contracts are recognized to the extent of costs incurred plus an estimate of the applicable fees earned.  The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. The Company analyzes each cost reimbursable grant to ensure reporting of revenues gross versus net is appropriate based on the guidance in the AICPA Federal Government Contractors Guide or the Financial Accounting Standards Board’s (FASB’s) Emerging Issues Task Force (EITF) Issue 99-19, Gross Versus Net, whichever is most appropriate.

The Company’s contracts may include the provisions of more than one of its services.  In these situations, the Company recognizes revenue in accordance with the Financial Accounting Standards Board’s (FASB’s) Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables.  Accordingly, for applicable arrangements, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values, with proper consideration given to the guidance provided by other authoritative literature.

Research and Development Expenses

Research and development costs include salaries, facilities expense, overhead expenses, material and supplies, pre-clinical expense, clinical trials and related clinical manufacturing expenses, stock based compensation expense, contract services and other outside services.  On January 1, 2008, the Company adopted the Financial Accounting Standards Board’s (FASB’s) Emerging Issues Task Force (EITF) Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.  All other costs are charged to expense as incurred.

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

Contractual Obligations

The following are contractual commitments at March 31, 2008 associated with leases, research and development arrangements, collaborative development obligations and long term debt:

Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating facility leases	$4,277,000	$423,700	$870,700	$828,800	$2,153,800
Research and development agreements	12,965,400	9,660,400	3,305,000	—	—
Notes payable, including interest	23,028,900	4,682,500	18,346,400	—	—
Total contractual obligations	$40,271,300	$14,766,600	$22,522,100	$828,800	$2,153,800

(1)This table does not include any royalty payments of future sales of products subject to license agreements the Company has entered into in relation to its in-licensed technology, as the timing and likelihood of such payments are not known.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Quarterly Report on Internal Control Over Financial Reporting

PharmAthene’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. PharmAthene’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. PharmAthene’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of PharmAthene’s assets;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of PharmAthene’s management and directors; and

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of PharmAthene’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of PharmAthene’s internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management determined that PharmAthene maintained effective internal control over financial reporting as of March 31, 2008.

This Quarterly Report on Form 10-Q does not include an attestation report of our independent registered public accounting firm, Ernst & Young LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors.

Except for the risk factor set forth below, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The following risk factor is being added as a result of the Avecia Acquisition and entry into the Loan Modification Agreement with the Lenders as discussed above under “Recent Events.”

Risks Related to Our Business

PharmAthene paid to Avecia $10 million in cash consideration for the acquisition of the vaccines business of Avecia Biologics and its affiliates and obtained the consent of its Lenders to the acquisition by entering into the Loan Modification Agreement, which requires PharmAthene to keep at a segregated account, at either Silicon Valley Bank or Silicon Valley Bank Securities, unrestricted and unencumbered cash or cash equivalents in the amount of at least one and one-quarter times all obligations of PharmAthene to the Lenders. As a result, we have less available cash for operations, working capital or additional acquisitions .

As previously disclosed, on April 2, 2008, in consideration for the Avecia Acquisition, PharmAthene agreed to pay Avecia the following:

(i)            $10 million (exclusive of VAT) at the time of the consummation of the acquisition (the “Initial Consideration”) subject to a working capital adjustment; plus

(ii)           an additional $7 million (exclusive of VAT) payable upon the earlier to occur of (a) the completion of a financing transaction in which PharmAthene receives gross proceeds of not less than $15 million and (b) the first anniversary of the consummation of the Avecia Acquisition (the “Deferred Consideration”) which payment is to secured by a letter of credit; plus

(iii)          additional contingent amounts payable upon the occurrence of certain events (the “Milestone Consideration”) as follows:

•                  $10 million upon the entry by PharmAthene into a multi-year funded contract with the US Department of Defense (or other agency or representative or sub-contractor of the US government) for the further development of Avecia’s pneumonic and bubonic plague (“rYP”) vaccine as a result of (a) a Resources Allocation Decision of the Resource Allocation Review Board and the Resource Allocation Advisory Committee of the US Department of Defense or (b) some other similar substantial funding in excess of $150 million (including the value of any option elements within such contract; and

•                  $5 million upon the entry by PharmAthene into a multi-year funded development contract to be issued by the Biological Advanced Research and Development Authority (part of the US Department of Health and Human Services) under solicitation number RFP-BARDA-08-15 for the further development of Avecia’s anthrax (“rPA”) vaccine; and

•                  $5 million upon the entry by PharmAthene into a contract or contracts for the supply of rPA vaccine into the Strategic National Stockpile; and

•                  2.5% of net sales (as defined under the Purchase Agreement) of rPA vaccine made by PharmAthene to the US government within the period of ten years from the consummation of the Acquisition after the first 25 million doses; and

•                  1% of net sales (as defined under the Purchase Agreement) of third generation anthrax vaccine made by PharmAthene to the US government within the period of ten years from the consummation of the Acquisition.

Also as previously disclosed, PharmAthene is a party to a $10 million secured credit facility bearing interest at an annual rate of 11.5% evidenced by the Loan Agreement with the Lenders which required consent of the Lenders to the Avecia Acquisition. Consequently, PharmAthene obtained the consent of its Lenders to the acquisition and entered into the Loan Modification Agreement, pursuant to which, among other things, the Lenders consented to the acquisition and required PharmAthene to maintain, at all times, at a segregated account, at either Silicon Valley Bank or Silicon Valley Bank Securities, unrestricted and unencumbered cash or cash equivalents in the amount of at least one and one-quarter times all obligations of PharmAthene to the Lenders.

As a result of the Avecia Acquisition and the Loan Modification Agreement, we have less available cash to use for operations, working capital or additional acquisitions, and may be required to raise additional capital or debt financing for same. Our inability to raise additional capital or to obtain adequate financing, if necessary, would result in the need to reduce the pace of implementing our business objectives and could be materially harmful to our business, which would force us to curtail or cease our business operations.  As a consequence, our stock price could fall.

Item 6.  Exhibits.

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

PHARMATHENE, INC.

Dated: May 15, 2008	By:	/s/ David P. Wright
David P. Wright Chief Executive Officer

Dated: May 15, 2008	By:	/s/ Christopher C. Camut
Christopher C. Camut Principal Financial Officer