Form 10-Q
period 2008-06-30
PHARMATHENE, INC
filed 2008-08-14
CIK 1326190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b–2 of the Exchange Act. (Check one):

☐  Large Accelerated Filer    ☐  Accelerated Filer    ☐  Non-Accelerated Filer    ☒  Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of  August 13, 2008 was 22,087,121.

PHARMATHENE, INC.

ii

PHARMATHENE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$14,152,390	$40,582,643
Restricted cash	5,000,000	—
Short-term investments	4,813,365	12,153,945
Accounts receivable	8,162,565	5,245,763
Prepaid expenses	733,564	476,511
Other current assets	15,783	15,783
Total current assets	32,877,667	58,474,645

Long-term restricted cash	10,750,302	—
Property and equipment, net	6,386,079	6,571,024
Patents, net	1,197,659	1,312,991
Other long-term assets	183,588	183,588
Deferred costs	52,988	68,884
Goodwill	2,308,106	—
Total assets	$53,756,389	$66,611,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,721,012	$1,393,664
Accrued expenses and other liabilities	7,696,786	3,602,886
Current portion of long-term debt	4,000,000	4,000,000
Total current liabilities	15,417,798	8,996,550

Other long-term liabilities	8,216,073	374,040
Long-term debt	15,397,575	16,668,458
Total liabilities	39,031,446	26,039,048

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 22,138,723 and 22,087,121 shares issued and outstanding; respectively, at June 30, 2008 and December 31, 2007	2,209	2,209
Additional paid-in capital	127,797,490	126,490,647
Accumulated other comprehensive income	1,198,580	1,481,779
Accumulated deficit	(114,273,336)	(87,402,551)
Total stockholders’ equity	14,724,943	40,572,084
Total liabilities and stockholders’ equity	$53,756,389	$66,611,132

See the accompanying notes to the consolidated financial statements.

PHARMATHENE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)

Contract revenue	$10,914,448	$2,339,427	$16,733,502	$5,301,186
Other revenue	—	—	21,151	7,000
	10,914,448	2,339,427	16,754,653	5,308,186

Operating expenses:
Research and development	11,184,288	3,995,359	17,061,343	7,086,963
General and administrative	5,174,056	2,974,426	9,852,780	5,454,251
Acquired in-process research and development	15,906,002	—	15,906,002	—
Depreciation and amortization	239,914	162,160	436,017	309,293
Total operating expenses	32,504,260	7,131,945	43,256,141	12,850,507

Loss from operations	(21,589,812)	(4,792,518)	(26,501,488)	(7,542,321)
Other income (expense):
Interest income	362,170	93,597	833, 935	149,213
Interest expense	(651,778)	(529,492)	(1,318,775)	(771,273)
Change in market value of derivative instruments	26,263	(14,455)	115,543	(6,829)
Total other expense	(263,345)	(450,350)	(369,297)	(628,889)

Net loss	(21,853,157)	(5,242,868)	(26,870,785)	(8,171,210)
Accretion of redeemable convertible preferred stock to redemptive value	—	(1,748,261)	—	(3,480,536)
Net loss attributable to common shareholders	$(21,853,157)	$(6,991,129)	$(26,870,785)	$(11,651,746)
Basic and diluted net loss per share	$(0.99)	$(11.25)	$(1.22)	$(18.75)
Weighted average shares used in calculation of basic and diluted net loss per share	22,087,121	621,343	22,087,121	621,321

See the accompanying notes to the consolidated financial statements.

PHARMATHENE, INC.

CONSOLIDATED STATEMENTS OF CASHFLOWS

	Six months ended June 30,
	2008	2007
	(unaudited)	(unaudited)
Operating activities
Net loss	$(26,870,785)	$(8,171,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	15,906,002	—
Change in market value of derivative instruments	(115,543)	5,717
Depreciation and amortization	436,017	309,293
Compensatory option expense	1,068,429	181,477
Non cash interest expense on debt	844,660	—
Changes in operating assets and liabilities:
Accounts receivable	2,369,057	(1,017,290)
Prepaid expenses and other assets	(21,122)	580,122
Accounts payable	(1,127,361)	(76,489)
Accrued expenses	3,421,616	1,965,589
Net cash used in operating activities	(4,089,030)	(6,222,791)
Investing activities
Purchase of property and equipment	(339,162)	(491,434)
Purchase of Avecia, net of cash acquired	(11,556,117)	—
Increase of restricted cash and letter of credit	(15,750,302)
Purchase of available-for-sale investments	(2,937,299)	—
Sales of available-for-sale investments	10,277,880	—
Net cash used in investing activities	(20,305,000)	(491,434)
Financing activities
Proceeds from stock options exercised	—	1,250
Proceeds from issuance of debt	—	9,904,622
Payments of debt obligations	(2,000,000)	—
Financing costs	—	(1,289,608)
Net cash (used in) provided by financing activities	(2,000,000)	8,616,264
Effects of exchange rates on cash	(36,223)	47,107
(Decrease) increase in cash and cash equivalents	(26,430,253)	1,949,146
Cash and cash equivalents, at beginning of year	40,582,643	5,112,212
Cash and cash equivalents, at end of the quarter	$14,152,390	$7,061,358
Supplemental disclosure of cash flow information
Cash paid for interest	$490,161	$297,858
Cash paid for income taxes	$—	$—

See the accompanying notes to the consolidated financial statements.

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

June 30, 2008

(unaudited)

Note 1 - Organization and Business

PharmAthene, Inc. (“PharmAthene” or the “Company”) was incorporated under the laws of the State of Delaware as Healthcare Acquisition Corp. (“HAQ”) on April 25, 2005, a special purchase acquisition corporation formed to serve as a vehicle for the acquisition of a then unidentified business.  HAQ became a public company on August 3, 2005.  On August 3, 2007, HAQ consummated a merger (the “Merger”) with PharmAthene, Inc., a Delaware corporation (“Former PharmAthene”), pursuant to an Agreement and Plan of Merger, dated as of January 19, 2007, by and among HAQ, PAI Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of HAQ, and Former PharmAthene, whereby Former PharmAthene became a wholly-owned subsidiary of HAQ.  Effective upon the consummation of the Merger, HAQ changed its name from “Healthcare Acquisition Corp.” to “PharmAthene, Inc.” and Former PharmAthene changed its name to “PharmAthene US Corporation.”  Our operations are conducted by our wholly-owned subsidiary, PharmAthene US Corporation.

Upon completion of the Merger, approximately 12.2 million shares of common stock were issued to the stockholders of Former PharmAthene and the Company assumed all of Former PharmAthene’s stock options and warrants that were not cancelled as part of the Merger and 587,249 shares of common stock have been reserved for issuance upon the exercise of such options and warrants.  Also, Former PharmAthene’s $12.8 million of outstanding secured convertible notes (“Bridge Notes”), including interest, were exchanged for $12.3 million of new unsecured 8% convertible notes maturing on August 3, 2009 (the “Notes”). The Notes are convertible at the option of the holders into common stock at $10.00 per share and may be redeemed by PharmAthene without penalty after August 3, 2008.  Immediately following the closing of the Merger, the Former PharmAthene stockholders, option holders and warrant holders held approximately 56% of the common stock of PharmAthene on a fully-diluted basis and former stockholders, option holders and warrant holders of HAQ prior to the Merger owned approximately 44% of PharmAthene’s common stock on a fully-diluted basis after the Merger.  Following completion of the Merger, the business conducted by PharmAthene became the one operated by Former PharmAthene prior to the completion of the Merger.

On March 20, 2008, PharmAthene, Inc. and certain of its affiliates (including a newly-formed UK subsidiary, “PharmAthene UK”) (collectively, “PharmAthene” or the “Company”) entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with Avecia Biologics Limited and certain of its affiliates (collectively, “Avecia”) for the acquisition of substantially all of the assets and liabilities related to Avecia’s vaccines business which includes a second generation recombinant protective antigen (“rPA”) anthrax vaccine, which is now referred to as SparVaxTM, a recombinant dual antigen plague vaccine (“rYP”) RypVaxTM and a third generation rPA anthrax vaccine program (the “Avecia Acquisition”).  On April 2, 2008, the parties amended the Purchase Agreement and the Company completed the Avecia Acquisition acquiring substantially all of the assets and assuming the liabilities, in each case, exclusively associated with Avecia’s biodefense vaccines business in accordance with the terms of the Purchase Agreement, as amended, including certain products, patents, trademarks, domain names and other intellectual property, license agreements, contracts, goodwill and other intangibles for approximately $18.6 million.  See Note 3 Avecia Acquisition for additional information.

PharmAthene is a biopharmaceutical company focused on developing anti-infectives for biodefense applications. The Company is subject to those risks associated with any biopharmaceutical company that has substantial expenditures for research and development. There can be no assurance that the Company’s research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services and expertise of its employees, consultants and other third parties.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

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

Principles of Consolidation

The consolidated financial statements include the accounts of PharmAthene and its subsidiaries, PharmAthene U.S. Corporation, PharmAthene Canada, Inc., which was formed in March 2005, and PharmAthene UK Limited, which was formed in March 2008. All significant intercompany transactions and balances have been eliminated.

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

June 30, 2008

(unaudited)

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

Comprehensive Loss

The Company reports comprehensive loss in accordance with the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income.  Comprehensive loss includes all changes in equity for cumulative translation adjustments resulting from the consolidation of foreign subsidiaries as the financial statements of the subsidiary located outside of the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Comprehensive loss for each of the three month periods ended June 30, 2008 and 2007 was approximately $21.9 million and $4.6 million, respectively.  For the six months ended June 30, 2008 and 2007, comprehensive loss was approximately $27.2 million and $7.4 million, respectively.

Cash and Cash Equivalents

Cash and cash equivalents, which consist of short-term money market accounts, are stated at cost, which approximates market value.  The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.  Interest income resulting from cash and cash equivalents and short-term investments was $0.4 million and $0.1 million for the three months ended June 30, 2008 and 2007, respectively.  For the six months ended June 30, 2008 and 2007, interest income resulting from cash and cash equivalents and short-term investments was $0.8 million and $0.1 million, respectively.

Restricted Cash and Letter of Credit

According to the March 20, 2008 Consent and First Loan Agreement with Silicon Valley Bank and Oxford Finance Corporation, the Company is required to maintain a segregated account at either Silicon Valley Bank or Silicon Valley Bank Securities in the amount of at least one and one-quarter times all obligations of PharmAthene to Silicon Valley Bank and Oxford Finance Corporation.  As of June 30, 2008, the Company recorded $5.0 million and $3.8 million in short-term and long-term restricted cash, respectively, under this agreement.

As further disclosed in Note 3, the Company agreed to provide a letter of credit in the amount of $7 million as security for the deferred consideration related to the acquisition of assets related to Avecia Acquisition.  This letter of credit will be payable upon the earlier to occur of the completion of a financing transaction in the amount of $15 million or more or eighteen months following the consummation of the acquisition. This letter of credit is shown on the balance sheet as long-term restricted cash.

Short-Term Investments

Short-term investments consist of investment grade government agency and corporate debt securities due within one year. All investments are classified as available-for-sale and are recorded at market value. Unrealized gains and losses are reflected in other comprehensive income. The estimated fair value of the available-for-sale securities is determined based on quoted market prices or rates for similar instruments. Management reviews the Company’s investment portfolio on a regular basis and seeks guidance from its professional portfolio manager related to US and global market conditions. We assess the risk of impairment related to securities held in our investment portfolio on a regular basis and noted no impairment during the six months ended June 30, 2008.

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

June 30, 2008

(unaudited)

Accounts Receivable

From inception to date, substantially all of PharmAthene’s accounts receivable have been associated with US government contracts and grants or with the receipt of Quebec provincial or Canadian Federal credits for internally and externally generated research and development expenditures. Amounts invoiced or recorded as billed under these programs but not yet collected are reported as outstanding accounts receivable.

While the Company has a policy to provide an allowance for any amount of accounts receivable which it determines to be uncollectible and the Company will write-off any uncollectible account when the likelihood of collection is determined to be not probable, the Company has not historically found it necessary to record any write-offs of accounts receivable or to record an allowance for uncollectible accounts. At June 30, 2008, the Company’s accounts receivable balance included approximately $7.7 million, including unbilled receivables of approximately $4.0 million, related to U.S government contracts.

Property and Equipment

Property and equipment consists of land, building and leasehold improvements, laboratory, computer, farm and office equipment and furniture and are recorded at cost. Leasehold improvements are amortized over the economic life of the asset or the lease term, whichever is shorter.  Property and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets as follows:

Estimated Useful
Asset Category	Life (in Years)

Building and leasehold improvements	4 - 20
Laboratory equipment	7
Furniture, farm and office equipment	5 - 7
Computer equipment	3

Intangible Assets

Intangible assets consist of patents and are being amortized using the straight-line method over an eleven year period.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of patents and property and equipment.  In accordance with Statement of Financial Accounting Standards(“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which there is identifiable assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Revenue Recognition

The Company generates its revenue from two different types of contractual arrangements: cost-plus-fee contracts and cost reimbursable grants.  Revenues on cost-plus-fee contracts are recognized to the extent of costs incurred plus an estimate of the applicable fees earned.  The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. The Company analyzes each cost reimbursable grant to ensure reporting of revenues gross versus net is appropriate based on the guidance in the AICPA Federal Government Contractors Guide or the Financial Accounting Standards Board’s Emerging Issues Task Force Issue 99-19, Gross Versus Net, whichever is most appropriate.  For the three and six months ended June 30, 2008, the Company recorded approximately $0.5 million and $0.8 million of costs reimbursed from the government as a reduction to research and development expense as they are viewed as reduction of costs under the guidance.

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

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

June 30, 2008

(unaudited)

Research and Development and Purchased In-Process Research and Development

Research and development costs include salaries, facilities expense, overhead expenses, material and supplies, pre-clinical expense, clinical trials and related clinical manufacturing expenses, stock-based compensation expense, contract services and other outside services.  On January 1, 2008, the Company adopted the Financial Accounting Standards Board’s Emerging Issues Task Force Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.  As of June 30, 2008, the Company has recorded $0.4 million in prepaid development costs relating to non-refundable advance payments.  All other costs are charged to expense as incurred.

The Company accounts for purchased in-process research and development in accordance with the SFAS No. 2, Accounting for Research and Development Costs (“SFAS No. 2”) along with Financial Accounting Standards Board (“FASB”) Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method — an interpretation of FASB Statement No. 2 (“FIN 4”). Under these standards, the Company is required to determine whether the technology relating to a particular research and development project acquired through an acquisition has an alternative future use. If the determination is that the technology has no alternative future use, the acquisition amount assigned to assets to be used in the particular research and development project is expensed. If the technology is determined to have an alternative future use, the Company capitalizes and amortizes the costs incurred over the estimated useful lives of the technology acquired.  In the second quarter of 2008, the Company recorded a $15.9 million charge to acquired in-process research and development in connection with the Avecia Acquisition.

Share-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”) which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Under SFAS No. 123R, share-based compensation cost is determined at the grant date using an option pricing model. The value of the award that is ultimately expected to vest is recognized as expense on a straight line basis over the employee’s requisite service period.

The Company has estimated the fair value of each award using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price.

Employee share-based compensation expense recognized in the three and six months ended June 30, 2008 and 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of 17.0 percent, based on the Company’s historical option forfeitures.  SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Share-based compensation expense recognized under SFAS No. 123R for the three and six month periods ended June 30, 2008 and 2007, respectively, was:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Research and development	$95,749	$33,627	$193,928	$64,172
General and administrative	423,633	57,090	874,501	117,305
Total share-based compensation expense	$519,382	$90,717	$1,068,429	$181,477

Share-based compensation expense, per common share:
Basic and diluted	$0.02	$0.15	$0.05	$0.29

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

June 30, 2008

(unaudited)

Basic and Diluted Net Loss Per Share

The Company applies Statement of Financial Accounting Standards No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share.  Basic net loss per share of common stock excludes dilution for potential common stock issuances and is computed by dividing net loss by the weighted-average number of shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities were exercised into common stock. However, for all periods presented, diluted net loss per share is the same as basic net loss attributable to common shareholders per share as the inclusion of weighted average shares of common stock issuable upon the exercise of stock options and warrants would be anti-dilutive. Securities outstanding in the amount of 14,673,000 shares for the both the three and six months ended June 30, 2008, respectively, and 106,473,800 and 106,718,900 for the three and six months ended June 30, 2007, respectively, were excluded from the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(21,853,157)	$(5,242,868)	$(26,870,785)	$(8,171,210)
Dividends on and accretion of convertible preferred stock	—	(1,748,261)	—	(3,480,536)
Net loss available to common stockholders	$(21,853,157)	$(6,991,129)	$(26,870,785)	$(11,651,746)

Denominator:
Weighted-average shares of common stock outstanding - basic diluted	22,087,121	621,343	22,087,121	621,321

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

The Company adopted the provisions of Financials Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes- and Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007.  The Company has analyzed tax positions in all jurisdictions where it is required to file an income tax return and has concluded that it does not have any material unrecognized tax benefits.  As a result, there were no material effects on our financials position or results of operations due to the implementation of FIN 48.  As of June 30, 2008, the Company has recognized a valuation allowance to the full extent of its deferred tax assets since the likelihood of realization of the benefit cannot be determined.  The Company believes that any of its uncertain tax positions would not result in adjustments to its effective income tax rate because likely corresponding adjustments to deferred tax assets would be offset by adjustments to recorded valuation allowances. We file a US federal income tax return as well as returns for various state and foreign jurisdictions. The Company’s income taxes have not been subject to examination in any tax jurisdiction since its inception.  Accordingly, all income tax returns filed by the Company are subject to examination in the relevant taxing jurisdictions.

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

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

June 30, 2008

(unaudited)

and accrued and other liabilities, the carrying amounts of these assets and liabilities approximate their fair value. The fair value of the Company’s notes payable and long term debt approximates fair value, based on current incremental borrowing rates of the Company.

Concentration of Credit Risk

 Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash, cash equivalent and short-term investment balances in the form of money market accounts, debt and equity securities and overnight deposits with financial institutions that management believes are creditworthy. All of the Company’s accounts receivables are from either the U.S., Canadian  or United Kingdom governments.

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

Note 3 – Avecia Acquisition and Goodwill

On April 2, 2008, the Company completed the Avecia Acquisition acquiring substantially all of the assets and assuming the liabilities exclusively associated with Avecia’s biodefense vaccines business in accordance with the terms of the Purchase Agreement, as amended, including certain products, patents, trademarks, domain names and other intellectual property, license agreements, contracts, goodwill and other intangibles. The transaction was valued at approximately $18.6 million, consisting of the initial consideration of $10 million in cash, deferred consideration of approximately $7 million, secured by a letter of credit, and transaction costs of approximately $1.6 million. The Purchase Agreement also provides for potential milestone considerations totaling $23 million and royalties of 1%-2.5% of net sales depending on product sales within the period of ten years from the consummation of the Avecia Acquisition.

The assets acquired were accounted for in accordance with the provisions of Statement of Financials Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). All of the tangible and intangible assets acquired and liabilities assumed of Avecia Vaccines were recorded at their estimated fair market values on the acquisition date. The preliminary purchase price was allocated as follows:

(in thousands)
Current assets	$5,301
Current liabilities	(4,959)
Goodwill	2,308
In-process research and development	15,906
Total purchase consideration	$18,556

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

June 30, 2008

(unaudited)

In connection with the transaction, the Company recorded a charge of $15.9 million for acquired research projects associated with products in development for which, at the acquisition date, technological feasibility had not been established and, for accounting purposes, no alternative future use existed.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of PharmAthene and Avecia Vaccines on a pro forma basis (as if the companies had been combined as of the beginning of each of the periods presented). The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the reverse merger with Healthcare Acquisition Corp had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented includes adjustments to interest expense, interest income and related tax effects.

The unaudited pro forma financial information for the six months ended June 30, 2008 and 2007 combines the historical results for PharmAthene for the six months ended June 30, 2008 and 2007 and the historical results for Avecia for the same periods. The unaudited pro forma financial information for the three months ended June 30, 2007 combines the historical results for PharmAthene for the three months ended June 30, 2007 and the historical results for Avecia for the same period. The unaudited financial information for the three months ended June 30, 2008 reflects the operations of the consolidated company post acquisition.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data	2008	2007	2008	2007
Total revenue	$10,914	$11,221	$20,601	$23,071
Net loss	(21,853)	(5,012)	(28,847)	(7,709)
Basic and diluted net loss per share	$(0.99)	$(0.01)	$(1.31)	$(0.01)

Note 4 – Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financials Accounting Standards No. 157, Fair Value Measurements, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

As of June 30, 2008, financial assets and liabilities subject to fair value measurements were as follows (in thousands):

	As of March 31, 2008
	Level 1	Level 2	Level 3	Balance
Assets
Available-for-Sale Securities	$4,813,365	$—	$	$4,813,365
Liabilities
Derivatives	$—	$9,106	$—	$9,106

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

June 30, 2008

(unaudited)

The Company recognized gains of approximately $64,400 and approximately $209,540 on available-for sale securities investments for the three and six months ended June 30, 2008, respectively.

Note 5 - Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2008	2007

Land	$543,962	$560,081
Building and leasehold improvements	5,607,026	5,670,628
Furniture, farm and office equipment	225,898	219,855
Laboratory equipment	855,849	866,084
Computer equipment	781,022	556,601
	8,013,757	7,873,249
Less accumulated depreciation	(1,627,678)	(1,302,225)
Property and equipment, net	$6,386,079	$6,571,024

Depreciation expense for the three months ended June 30, 2008 and 2007 was $186,095 and $125,747, respectively. Depreciation expense for the six months ended June 30, 2008 and 2007 was $341,352 and $237,773, respectively.

Note 6 - Patents

In conjunction with the Company’s purchase of the assets of Nexia Biotechnologies Ltd. in March 2005 (the “Nexia Acquisition”), the Company recorded intangible assets related to patents of $1,407,000 with a useful life of eleven years. The gross carrying value and accumulated amortization, adjusted based on current foreign currency rates, was $1,710,637 and $512,978, respectively, at June 30, 2008. The gross carrying value and accumulated amortization, adjusted based on current foreign currency rates, was $1,761,329 and $448,338, respectively, at December 31, 2007. For the three months ended June 30, 2008 and 2007, the Company has recorded amortization expense of $53,819 and $36,412, respectively. For the six months ended June 30, 2008 and 2007, the Company has recorded amortization expense of $94,665 and $71,519, respectively. Amortization expense related to the above intellectual property is expected to be approximately $127,910 per year for the next five years.

Note 7 – Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	June 30,	December 31,
	2008	2007

Accrued expenses	$6,020,181	$2,039,016
Accrued employee expenses	1,489,594	856,659
Restructuring liability	24,429	498,596
Deferred Rent	47,445	46,754
Accrued Interest	66,724	89,357
Other	48,413	72,504
Accrued expenses and other liabilities	$7,696,786	$3,602,886

Accrued expenses consist primarily of research and development activities and legal and professional services.

Note 8 - Long Term Debt

Convertible 8% Notes

The Convertible Notes accrue interest at an interest rate of 8% per annum, except in the event of a default in which instance the interest rate will increase to 12%.  The principal amount of the Notes and any accrued interest are convertible into shares of PharmAthene common stock at the option of the holder at any time based upon a conversion rate of $10.00 per share. The Notes have a maturity date of August 3, 2009.  The Company recognized interest expense of approximately $412,400 and $811,100 on the Notes for the three and six months ended June 30, 2008. The Company recognized interest expense of approximately $238,000 and $473,300 for the three and six months ended June 30, 2007 related to Former PharmAthene’s Bridge Notes.

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

June 30, 2008

(unaudited)

$10 Million Debt Financing

On March 30, 2007, the Company entered into a $10 million credit facility with Silicon Valley Bank and Oxford Finance Corporation (together, the “Lenders”). Under the credit facility the Company borrowed $10 million, which bears interest at the rate of 11.5%. Pursuant to the terms of the loan and security agreement evidencing the credit facility, the Company made monthly payments of interest only through September 30, 2007 and, thereafter, makes monthly payments of principal and interest over the remaining 30 months of the loan. The loan is secured by a security interest on all of the Company’s assets other than certain intellectual property. The Company may prepay the debt provided it pays certain prepayment fees. In connection with the credit facility, the Company issued to Silicon Valley Bank and Oxford Financial Corporation warrants, which expire on March 30, 2017  to purchase an aggregate of 100,778 shares of common stock with an exercise price of $4.06 per share.

The loan agreement (“Loan Agreement”) contains customary affirmative and negative covenants which, among other things, restricts the Company’s ability to undertake certain acquisitions, incur certain indebtedness or make certain investments.  Due to the then-anticipated merger with Avecia Biologics Limited, PharmAthene sought to obtain the consent of the Lenders to the Avecia Acquisition and entered into a Consent and First Loan Modification Agreement, dated as of March 20, 2008, with the Lenders (the “Loan Modification Agreement”) pursuant to which, among other things, the Lenders consented to the Avecia Acquisition provided that (i) PharmAthene (or its UK subsidiary involved in the acquisition) is the surviving entity in the acquisition, (ii) the total initial cash consideration upon the consummation of the acquisition does not exceed $11 million, (iii) the consummation of the acquisition will not otherwise result in an event of default as defined under the Loan Agreement, after giving effect to the acquisition and (iv) within 20 days following the consummation of the acquisition, PharmAthene causes its UK subsidiary to become a co-borrower or a secured guarantor under the Loan Agreement.

The Loan Modification Agreement also amends the Loan Agreement to provide (i) that PharmAthene shall maintain, at all times, at a segregated account, at either Silicon Valley Bank or Silicon Valley Bank Securities, unrestricted and unencumbered cash or cash equivalents in the amount of at least one and one-quarter times principal obligations of PharmAthene to the Lenders, (ii) that if PharmAthene or any of its affiliates creates or acquires any subsidiary, PharmAthene shall notify the Lenders and take all such action as to cause each domestic subsidiary to guarantee the obligations of PharmAthene under the Loan Agreement granting a continuing pledge and security interest in and to the assets of such subsidiary, (iii) that PharmAthene shall deliver to the Lenders a control agreement with M&T Bank granting the lenders a first perfected security interest in the accounts of PharmAthene held at M&T Bank and (iv) amending the definition of “material adverse change” under the Loan Agreement to provide that a material adverse change shall be a determination of the Lenders based upon information available to them and in their reasonable judgment that there is a reasonable likelihood that PharmAthene shall fail to comply with one or more of the financial covenants contained in the Loan Agreement.  As discussed in Note 2, the Company has recorded $5.0 million and $3.8 million in short-term and long-term restricted cash, respectively, to comply with provision (i) above.

The Company has recognized interest expense on this credit facility of approximately $230,500 and $490,200 for the three and six months ended June 30, 2008.

Note 9 - Commitments and Contingencies

Leases

The Company leases offices in the United States under a 10 year office lease, which commenced on May 1, 2007. Additionally, with the Avecia Acquisition, the Company leases offices in the United Kingdom until a lease expiring in 2010. Annual minimum payments are as follows:

2008	$310,300
2009	628,900
2010	599,000
2011	404,300
2012 and thereafter	2,570,200
$4,512,700

For the three months ended June  30, 2008 and 2007, total rent expense under operating lease agreements approximated $217,600 and $99,800, respectively.  Total rent expense under operating lease agreements was approximately $400,900 and $179,400 for the six months ended June 30, 2009 and 2007, respectively.

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

June 30, 2008

(unaudited)

License Agreements

In January 2006, the Company licensed certain patent rights from a research company. The license agreement required a $50,000 up-front payment. Additionally, the agreement provides for a sublicense fee of 20% and milestone payments of $25,000 upon the granting of a US patent, $200,000 upon the initiation of certain studies or trials, and $250,000 upon BLA approval. Upon commercialization, the license agreement requires royalty payments equal to a specified percentage of future sales of products for both government procurement and commercial market sales subject to the license through the expiration of the licensed patents. No sublicense fee or milestone payments have been incurred for the six months ended June 30, 2008 and 2007, respectively.

In August 2006, the Company entered into a research and licensing agreement allowing for the licensing of certain patent rights from a research company. The agreement includes research expense reimbursement payments and certain development milestone payments. Upon commercialization, the license agreement requires royalty payments equal to a specified percentage of future sales of products for both government procurement and commercial market sales subject to the license through the expiration of the licensed patents. No research expense reimbursement payments or milestone payments have been incurred for the six months ended June 30, 2008 and 2007, respectively.

In connection with the Nexia Acquisition, the Company acquired a license agreement originally executed in September 2004 for the rights to certain technologies. This agreement included an option to license product processing technology necessary to perform development of Protexia® as required under the Company’s government contract with the Department of Defense.

The Company executed a new licensing agreement with a development company on March 2, 2007 which results in a license to all technology provided under the original agreement including the necessary purification technology previously included in an option and access to additional information and technology deemed to be essential for development of Protexia® and performance under the Department of Defense contract. Under the new agreement, the Company must pay $200,000 over a period of six years with $100,000 due in the first year. This expense is eligible for reimbursement by the US government under the contract with the Department of Defense. During 2007, the Company expensed $100,000 related to this agreement, and has not incurred any expenses for the six months ended June 30, 2008.

In connection with the Avecia Acquisition, the Company acquired license agreements with The Defence Science and Technology Laboratory of the United Kingdom Ministry of Defence (“DSTL”)  originally executed May and December 2006 for the rights to certain technologies. These agreements allow for the licensing of certain patents and technology necessary to perform development of the  rPA and rYP programs as required under the Company’s government contracts with the NIAID. Upon commercialization, the license agreements requires that PharmAthene make royalty payments equal to a specified percentage of future sales of products for both government procurement and commercial markets. No payments on these licenses have been incurred.

Note 10– Medarex Collaboration

In November 2004, the Company and Medarex, Inc. (“Medarex”) entered into a collaboration agreement under which the companies are working to develop and commercialize MDX-1303 (known as Valortim®), a fully human monoclonal antibody targeting the Bacillus anthracis protective antigen. MDX-1303 was developed by Medarex using its UltiMAb Human Antibody Development System®, and this antibody is currently in clinical development by PharmAthene for use against human anthrax infection.

Under the terms of the agreement, Medarex and PharmAthene have agreed jointly to continue to investigate the potential for MDX-1303 to be used as a therapeutic for individuals with active disease as well as for prophylactic treatment of individuals exposed to anthrax. For the three months ended June 30, 2008 and 2007, PharmAthene recorded research and development expenses of approximately $105,000 and $108,900 related to the development activities for MDX-1303. Research and development expenses under this agreement of approximately $212,000 and $297,500 were recorded for the six months ended June 30, 2008 and 2007, respectively. PharmAthene is fully responsible for funding all future research and development activities that are not supported by government funds. The companies will share future profits, if any, according to a pre-agreed allocation percentage.

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

June 30, 2008

(unaudited)

Note 11– Stockholders’ Equity

2002 Long-Term Incentive Plan

In connection with the Merger, the Company assumed awards that were granted by Former PharmAthene under Former PharmAthene’s 2002 Long-Term Incentive Plan (the “2002 Plan”) which provided for the grant of incentive stock options, restricted common stock and stock appreciation rights.  Under the 2002 Plan, option awards were granted to eligible employees, consultants, officers and directors. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on selected inputs. The board of directors of Former PharmAthene established the vesting schedule for the awards. Grants made to new employees upon commencement of employment, typically provided for annual vesting of 25% of shares on the first anniversary date of hire. For annual grants to existing employees, grants typically provided for monthly vesting over four years. These options had a maximum term of no more than 10 years.  As of June 30, 2008, an aggregate of 405,110 shares of common stock are reserved for issuance upon the exercise of outstanding assumed awards.  The 2002 Plan was not assumed by the Company in connection with the Merger. No further grants are being made under the 2002 Plan.

The following tables summarize the activity of the 2002 Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term

Outstanding, January 1, 2007	404,314	$3.64	7.7 years
Granted	121,950	3.90
Exercised	67	3.90
Forfeited	(84,340)	4.10
Outstanding, December 31, 2007	441,857	$3.67	7.7 years
Granted	—
Exercised	—
Forfeited	(36,747)	3.69
Outstanding, June 30, 2008	405,110	$3.69	6.9 years
Exercisable, June 30, 2008	301,265	$3.49	6.9 years

Vested, June 30, 2008	301,265

2007 Long-Term Incentive Plan

On August 3, 2007, our stockholders approved the 2007 Long Term Incentive Plan (the “2007 Plan”) which provides for the granting of incentive and non-qualified stock options, stock appreciation rights, performance units, restricted common awards and performance bonuses (collectively “awards”)  to our officers and employees. Additionally, the 2007 Plan authorizes the granting of non-qualified stock options and restricted stock awards to our directors and to any independent consultants.  At that time, the Company reserved 3,500,000 shares of common stock for distribution of awards under the 2007 Plan.  At the 2008 annual meeting held on June 13, 2008, the Company’s shareholders approved proposed amendments to the 2007 Plan, increasing from 3,500,000 shares to 4,600,000 shares the maximum number of shares subject to the plan and adding an evergreen provision pursuant to which the number of shares subject to the plan will increase automatically in each year, beginning in 2009 and continuing through 2015, according to certain limits set forth in the 2007 Plan. The Board of Directors in conjunction with management determines who receives awards, the vesting conditions which are generally four years, and the exercise price.  Options may have a maximum term of no more than ten years.

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

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

June 30, 2008

(unaudited)

The following tables summarize the activity of the 2007 Plan as related to option awards:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term

Outstanding, January 1, 2007	—	$—	—
Granted	2,356,867	5.25	9.5 years
Exercised	—	—
Forfeited	(54,717)	5.20
Outstanding, December 31, 2007	2,302,150	$5.25	9.5 years

Granted	1,101,750	$2.79	9.8 years
Exercised	—	—
Forfeited	(48,628)	5.19
Outstanding, June 30, 2008	3,355,272	4.17	9.4 years
Exercisable, June 30, 2008	334,639	$5.20	9.4 years

Vested, June 30, 2008	334,639

The following tables summarize the activity of the 2007 Plan as related to restricted stock awards:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term
Restricted Shares
Outstanding, January 1, 2007	—	$—	—
Granted	216,836	5.27	9.9 years
Exercised	—	—
Forfeited	(1,529)	5.20
Outstanding, December 31, 2007	215,307	$5.27	9.9 years
Granted	17,500	3.18	9.7 years
Exercised	—	—
Forfeited	—	—
Outstanding, June 30, 2008	232,807	$5.12	9.2 years
Exercisable, June 30, 2008	—	$—

Vested, June 30, 2008	—	—

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

June 30, 2008

(unaudited)

Valuation assumptions used to determine fair value of share-based compensation

The fair value for the 2008 and 2007 awards were estimated at the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	June 30,
	2008	2007
Weighted average volatility	66%	72%
Risk-free interest rate	3.0-3.9%	4.6%
Expected annual dividend yield	—	—
Expected weighted average life, in years	7.0	9.8

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

Warrants

In connection with HAQ initial public offering in 2005, HAQ sold 9.4 million warrants to acquire shares of common stock at an exercise price of $6.00   Each warrant entitles the holder to purchase from the Company one share of common stock and expires four years from the effective date of the offerings on July 28, 2009.  Furthermore, in connection with the initial public offering, HAQ issued to the representative of the underwriters 225,000 warrants to acquire shares of common stock at an exercise price of $7.50.

Pursuant to the credit facility further discussed in Note 8, the Company issued 100,778 common stock warrants with  an exercise price of $4.06 per share.

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

June 30, 2008

(unaudited)

The following table summarizes the activity of the Company’s warrants:

	Warrants for Shares of Common Stock	Weighted- Average Exercise Price	Warrants for Shares of Preferred Stock	Weighted- Average Exercise Price

Outstanding at January 1, 2007	10,223,911	5.69	1,179,610	4.07
Granted	—	—	98,300	4.07
Converted	98,300	4.07	(98,300)	4.07
Forfeited	(584,731)	0.19	(1,179,610)	4.07
Outstanding at December 31, 2007	9,737,480	$6.01	—
Granted	—		—
Converted	—		—
Forfeited	—		—
Outstanding at June 30, 2008	9,737,480	$6.01	—

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  This information may involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe management’s current expectations regarding our future plans, strategies and objectives, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,”  “project,” “potential” or “plan”  or the negative of these words or other variations on these words or comparable terminology.  Such statements include, but are not limited to, statements about future government contact awards, potential payments under government contracts, potential regulatory approvals, future product advancements, anticipated financial or operational results and expected benefits of our acquisition of the biodefense vaccines business (“Avecia Acquisition”) from Avecia Biologics Limited and certain of its affiliates (“Avecia”).  These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass.  Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Unless specifically noted otherwise, as used throughout this Quarterly Report on Form 10-Q, “the Company”, “PharmAthene”, “we”, “us” or “our” refers to the business of the combined company after the merger with Former PharmAthene (the “Merger”) and to the business of Former PharmAthene prior to the Merger, and “HAQ” refers to the business of Healthcare Acquisition Corp. prior to the Merger.

The following discussion should be read in conjunction with the consolidated financial statements for the Company which present PharmAthene’s results of operations for the quarterly and six month periods ended June 30, 2008 and 2007 as well as its financial positions at June 30, 2008 and December 31, 2007, contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008, including the consolidated financial statements contained therein, and the Form 8-K/A filed on June 19, 2008 presenting the historical financial statements for the vaccines business acquired from Avecia Biologics .

Overview

PharmAthene is a biodefense company engaged in the development and commercialization of medical countermeasures against biological and chemical weapons. In addition to our own efforts, we collaborate with pharmaceutical companies to support clinical development of product candidates.   With the Avecia Acquisition in the second quarter of 2008, we currently have five product candidates in various stages of development:

•      SparVax™ - a second generation recombinant protective antigen (“rPA”) anthrax vaccine,

•      Valortim®, a fully human monoclonal antibody (an identical population of highly specific antibodies produced from a single clone) for the prevention and treatment of anthrax infection,

•      Protexia®, which mimics a natural bioscavenger for the treatment or prevention of nerve agent poisoning by organophosphate compounds, including nerve gases and pesticides, and

•      RypVax™ - a recombinant dual antigen vaccine for pneumonic and bubonic plague (“rYP”).

•      a third generation rPA anthrax vaccine,

Our lead product candidate, SparVax™, is a second generation recombinant (produced using genetic engineering technology) version of Protective Antigen for use against human anthrax infection.  It is intended to be used to protect individuals before and potentially after exposure to the Bacillus anthracis (the anthrax bacterium).  Phase I and Phase II clinical trials involving over 700 healthy adult human subjects have been completed with the clinical trials showing that SparVax™ is safe, well tolerated and induces an immune response in humans.  Earlier preclinical studies have demonstrated that SparVax™ can protect non-human primates against a lethal aerosol challenge of the anthrax Ames strain.

On February 29, 2008, the U.S. Department of Health and Human Services issued a formal Request for Proposal (RFP-BARDA-08015) for an “Anthrax Recombinant Protective Antigen (rPA) Vaccine for the Strategic National Stockpile”, which includes a requisition for 25 million doses of an rPA anthrax vaccine.  We submitted a response to this solicitation on July 31, 2008 and believe that SparVax™ meets the mandatory qualification criteria set forth in the solicitation.

The main objective for our third generation rPA anthrax vaccine is to meet the U.S. government’s longer term primary goal to obtain an rPA-based anthrax vaccine that can be stored, transported and used without the need for a conventional “cold chain” — an important advantage for civilian biodefense deployment within the U.S. Strategic National Stockpile (“SNS”).   In particular, we intend to produce a vaccine that can maintain stability for three years at 35º C and induce protective immunity in two or fewer doses.  By way of comparison, the currently available first generation anthrax vaccine (BioThrax® Anthrax Vaccine Adsorbed), which was initially licensed by the FDA in 1970, requires six doses over a period of eighteen months to achieve protective immunity and is required to be stored at between 2º and 8º C.

Two grants from the NIH made in 2005 and 2007 in the aggregate amount of $6.9 million for funding of research activities through April 2009 has supported the development of our third generation vaccine candidate.  In January 2008, Avecia (the predecessor to our UK subsidiary, PharmAthene UK) responded to an RFP issued by the U.S. government on September 21, 2007 seeking proposals for a third generation rPA vaccine.  Based on prior statements from the U.S. government, the U.S government intends to make a final contract award to fund the development of third generation rPA vaccine prior to the end of 2008.

Valortim®, our second most advanced product candidate, is a fully human monoclonal antibody designed to protect against and treat human inhalation anthrax, the most lethal form of infection caused by the Bacillus anthracis bacterium. The Company is co-developing Valortim® with Medarex, Inc., a biopharmaceutical company that specializes in developing fully human antibody-based therapeutic products, and will share with Medarex any profits derived from sales of Valortim®.  Preclinical studies in animal models have demonstrated Valortim® to be effective as both a prophylaxis and a therapeutic for inhalation anthrax infection. The Company and Medarex have completed dosing of healthy volunteers in a Phase I open-label, dose-escalation clinical trial to evaluate the safety, tolerability, immunogenicity (eliciting an undesired immune response), and pharmacokinetics (the study of absorption, metabolism and action of drugs) of a single dose of Valortim® administered intravenously or intramuscularly. No drug-related serious adverse events were reported. Final results from the Phase I trial were presented at the Infectious Disease Society of America meeting in October 2006. Valortim® was granted Fast Track Status by the U.S. Food and Drug Administration (the “FDA”), which may permit the Company to submit portions of a Biologics License Application (“BLA”) or efficacy supplement before the complete BLA is submitted. Fast Track Status can expedite the review process depending upon whether the FDA has sufficient resources to review the portions submitted. In addition, the FDA granted Valortim® orphan drug status for the treatment of inhalation anthrax. On September 28, 2007, the NIAID and the Biomedical Advanced Research and Development Authority (“BARDA”) awarded to PharmAthene a $13.9 million contract for the advanced development of Valortim® as an anti-toxin therapeutic to treat inhalation anthrax infection. The contract will be funded in installments through fiscal year 2009.

Protexia®, our nerve agent countermeasure, is a recombinant form of human butyrylcholinesterase, a naturally occurring enzyme (“BChE”), for use in the prophylaxis and treatment of organophosphate chemical nerve agent poisoning. Preclinical studies in animal models suggest that Protexia® may be effective prophylactically and therapeutically for chemical nerve agent poisoning. The Company plans to continue preclinical animal studies of Protexia® through 2008 and to file an Investigational New Drug application (“IND”) with the FDA in the third quarter of 2008. Additionally, the Company plans to begin a Phase I clinical trial in humans in the second half of 2008.

The procurement process for the scale-up development and sale of Protexia® is already underway with the US Department of Defense (the “DoD”), the department charged with purchasing biodefense countermeasures for military use. The DoD requested competitive bids in a RFP for a recombinant form of BChE drug for the prophylaxis treatment of chemical nerve agent poisoning, which the Company submitted in November 2005.  In September 2006, the Company was awarded a multi-year contract by the DoD.  The contract provides an initial $41 million for the advanced development of Protexia® through March 2009 and, thereafter, the US government, at its sole discretion, may elect to continue development assistance with further funding of $65 million. Assuming development milestones are met and contract extensions are exercised by the US government, in its sole discretion, and that it elects to procure an initial 90,000 doses of Protexia® from PharmAthene, the Company could receive up to $219 million in funding (including the $106 million for advanced development).

RypVax™ is a recombinant dual antigen plague vaccine intended to be used to protect individuals before exposure to Yersinia pestis (the bacterium that causes plague).  In the war fighter, vaccination is anticipated to take place before deployment, to be administered in two or three doses over several weeks, and to be sufficient to induce protective immunity followed by an annual booster shot.  This vaccine candidate has successfully completed three Phase I clinical trials in healthy adult human subjects.  The

Phase I trials demonstrated that RypVax™ is safe, well tolerated and elicits an immune response. In preclinical animal models, RypVax™ demonstrated the ability to fully protect against a lethal aerosol challenge.

In 2004, Avecia Vaccines was awarded a multi-year contract, valued at up to approximately $50 million, from the NIAID to support the advanced development of the plague vaccine for military use.  PharmAthene acquired this contract as part of the Avecia Acquisition. Future government funding for RypVax™ beyond our existing contract remains uncertain at this time.

For the next several years, we believe our main customer will be national governments, primarily the U.S. government.  Currently, the U.S. government may, at its discretion, purchase critical biodefense products for the SNS prior to FDA approval based on Emergency Use Authorization enabled under the Project Bioshield legislation.  On an ongoing basis we monitor notices for requests for proposal, grants and other potential sources of government funding that could potentially support the development and commercialization of our product candidates.  Nevertheless, changes in government budgets, priorities and agendas as well as political pressures could result in a reduction in overall government financial support for the biodefense sector in general and/or specifically the product candidates we are developing.  Our existing contracts with the government typically contain provisions that permit the government unilaterally to cancel or reduce the scope of these contracts.  As a result, further development of our product candidates and ultimate product sales to the government could be delayed or stopped altogether.

Recent Events

Acquisition of Vaccines Business of Avecia

On March 20, 2008, PharmAthene, Inc. and certain of its affiliates (including a newly-formed UK subsidiary, “PharmAthene UK”) entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with Avecia Biologics Limited and certain of its affiliates (collectively, “Avecia”) for the acquisition of substantially all of the assets and liabilities related to Avecia’s vaccines business, which includes a second generation recombinant protective antigen (rPA) anthrax vaccine, a recombinant dual antigen plague vaccine and a third generation rPA anthrax vaccine program (the “Avecia Acquisition”).

On April 2, 2008, the Company completed the Avecia Acquisition acquiring substantially all of the assets and assuming the liabilities,  exclusively associated with Avecia’s biodefense vaccines business in accordance with the terms of the Purchase Agreement, as amended, including certain products, patents, trademarks, domain names and other intellectual property, license agreements, contracts, goodwill and other intangibles. At closing, PharmAthene paid to Avecia the initial consideration of $10 million in cash (which is subject to a working capital adjustment) (the “Initial Consideration”) and provided a letter of credit in the amount of $7 million as security for the deferred consideration in such amount (the “Deferred Consideration”) which is payable upon the earlier to occur of (a) the completion of a financing transaction in which PharmAthene receives gross proceeds of not less than $15 million and (b) eighteen months following the consummation of the Avecia Acquisition.  Additional milestone consideration of up to $23 million and royalties of 1.0%- 2.5% of net sales depending on the product sold within the ten years from the consummation of the Avecia Acquisition, may become payable to Avecia in the future.  The Company incurred transaction costs of approximately $1.6 million related to this acquisition.

PharmAthene and Avecia entered into certain ancillary agreements upon the consummation of the acquisition including, without limitation, transitional services agreements, laboratory facilities agreements, a master services agreement, a supply agreement and a subcontract agreement which, in each case, provide for services to be performed by Avecia for PharmAthene both on a transitional and on a going-forward basis.  Under the master services agreement, Avecia has agreed that, for agreed upon fees, it will carry out process development, analytical development, production and disposition of protective antigens for the plague and anthrax vaccines as well as stability testing of such antigens and of the final dosage form of the vaccines which contains the protective antigens in connection with various projects.  The work to be performed by Avecia and amounts to be paid to Avecia in connection with each project are based upon the specific tasks related to each project including necessary materials, method development, management supervision and costs associated therewith and are set out in various schedules to the master services agreement.

Results of Operations

Revenue

The Company recognized revenues of $10.9 million and $2.3 million during the three months ended June 30, 2008 and 2007, respectively.  For the six months ended June 30, 2008 and 2007, the Company recognized revenues of $16.8 million and $5.3 million, respectively. These revenues consisted primarily of contract funding from the U.S. government for the development of pharmaceutical products for Protexia®, one of the Company’s five drug candidates.  The Avecia Acquisition in the second quarter of 2008, and particularly the acquired NIAID contracts supporting the development of the rPA and rYP product candidates, further boosted revenues for the three and six month periods ended June 30, 2008 by $3.6 million.

Contract Revenue

During the three and six months ended June 30, 2008 and 2007, PharmAthene recognized revenues related to U.S. government awarded contracts and grants as follows:

•      Under the Company’s September 2006 contract for the advanced development of Protexia®, the Company recognized $7.1 million and $2.3 million of revenue for the quarter ended June 30, 2008 and 2007, respectively. For the six months ended, June 30, 2008 and 2007, revenue recognized under this contract was $12.8 million and $5.3 million, respectively.

•      Under the September 2007 contract for the advanced development of Valortim®, the Company recognized $0.2 million and $0.4 million of revenue in the three and six months ended June 30, 2008, respectively. No amounts were recognized during the corresponding periods in 2007.

•      Under our contract for the development of a second generation recombinant version of Protective Antigen (SparVax™ ) for use against human anthrax infection, which the Company acquired as part of the Avecia Acquisition, the Company recognized approximately $2.2 million of revenue for the three months ended June 30, 2008.

•      Under the contract for the advanced development of  a plague vaccine (RypVax™), which the Company acquired as part of the Avecia Acquisition , the Company recognized approximately  $1.4 million of revenue for the three months ended June 30, 2008.

Research and Development Expenses

The Company’s research and development expenses were $11.2 million and $4.0 million for the quarter ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, expenses related to research and development activities were $17.1 million and $7.1 million, respectively.  These expenses resulted from research and development activities related to programs for Valortim® and for Protexia®, as well as expenses related to the SparVax™ and RypVax™ programs which were acquired in the second quarter of 2008. The Company incurred both direct expense which included salaries and other costs of personnel, raw materials and supplies and indirect expenses. The Company also incurred third-party costs related to these projects, such as contract research, consulting and clinical development costs for individual projects.

Research and development expenses for the three months ended June 30, 2008 and 2007, respectively, were attributable to research programs as follows:

	Three months ended June 30,
(amounts in millions)	2008	2007
Anthrax vaccines	$5.0	$1.0
Chemical nerve agent protectants	4.2	2.4
Recombinant dual antigen vaccine	1.7	—
Internal research and development	0.3	0.6
Total research and development expenses	$11.2	$4.0

Research and development expenses for the six months ended June 30, 2008 and 2007, respectively, were attributable to research programs as follows:

	Six months ended June 30,
(amounts in millions)	2008	2007
Anthrax vaccines	$7.1	$1.5
Chemical nerve agent protectants	7.8	4.6
Recombinant dual antigen vaccine	1.7	—
Internal research and development	0.5	1.0
Total research and development expenses	$17.1	$7.1

Research and development expense increased $7.1 million for the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007 primarily as a result of increased process development and manufacturing activities related to the chemical nerve agent protectant program of $1.6 million and increased process development and clinical development of Anthrax vaccines of $2.9 million.  Additionally, the Company incurred costs related to manufacturing and clinical development  associated with the recombinant dual antigen vaccine program acquired from Avecia Vaccines in the second quarter of 2008 of approximately  $1.4 million. For the six months ended June 30, 2008, research and development costs increased $10.0 million as compared to the six months ended June 30, 2007.  In addition to the $4.5 million of costs incurred due to newly acquired programs, anthrax vacccine program expense increased $2.6 million as a result of increased development activity in the year, and chemical nerve agent protectant program expenses increased $3.4 million as a result of increased process development and manufacturing activities.  These increases are offset by decreases in internal resource and other related research costs.

In October 2006, the National Institutes of Health (NIH) Countermeasures Against Chemical Threats (Counter ACT) Research Network awarded a $1.7 million grant to support continued development of Protexia®.  The Company recognizes cost reimbursements under this contract as a reduction to offset research expenses.  See Note 2 to our Financial Statements - Summary of Significant Accounting Policies – Revenue Recognition.

The Company has been awarded approximately $1.8 million in congressional appropriations from the United Stated Army Medical Research and Material Command (USAMRMC) for the development to advance the Valortim® program. The Company recognized costs reimbursements of approximately $0.2 million and $0.5 million under this funding as a reduction to offset research expenses for the three and six month periods ended June 30, 2008.  Additionally, PharmAthene has recognized costs reimbursements of approximately $0.3 million under the NIH grant funding for development of its third generation anthrax vaccine candidate, which it acquired from Avecia Vaccines in the second quarter of 2008, as a reduction to offset research expenses for the three months ended June 30, 2008.

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

Expenses associated with general and administrative functions for the Company were $5.2 million and $3.0 million for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, the Company incurred general and administrative costs of $9.9 million and $5.5 million, respectively.  General and administrative expenses increased $0.7 million as a result of the Avecia Acquisition relating primarily to employee costs, consulting services and travel expense.

Excluding the $0.7 million increase resulting from the Avecia Acquisition, general and administrative expenses increased $1.5 million and $3.7 million for the three and six months ended June 30, 2008 as compared to the comparable prior year periods.   General and administrative expenses increased $1.5 million for the second quarter of 2008 as compared to the second quarter of 2007 primarily due to increased employee costs of $0.4 million, increased stock compensation expense of $0.4 million and an additional $0.5 million due to higher consulting and legal costs associated with compliance and operating as a publicly traded entity. Excluding the effects of the Avecia Acquisition, expenses related to general and administrative activities increased $3.7 million for the six month period ended June 30, 2008 as compared to the six month period ended June 30, 2007.  This increase in expenses resulted primarily from increased employee costs, including travel, of $1.4 million, increased stock compensation expense of $0.9 million and an additional $1.1 million in consulting and legal services costs associated with compliance, as a publicly traded entity and costs related to preparing and submitting various bids and proposals.

Acquired In-process Research and Development

In the second quarter of 2008, PharmAthene recorded acquired in-process research and development of $15.9 million associated with the Avecia Acquisition. We paid total purchase consideration of $17.0 million. We valued the acquisition at $18.6 million after the inclusion of acquisition costs. Of this amount, we identified $5.3 million as current assets, $5.0 million as current liabilities, $2.3 million of goodwill and $15.9 million as the value attributable to development programs and technology. Because we determined that the development programs and technology had no future alternative use, we charged the value attributable to the development programs and technology as purchased in-process research and development.

Depreciation and Intangible Amortization

Depreciation and intangible amortization expense was $239,000 and $162,000 for the three months ended June 30, 2008 and 2007, respectively, and was $436,000 and $309,000 for the six months ended June 30, 2008 and 2007, respectively.  Depreciation expense for the three months ended June 30, 2008 and 2007 was $186,000 and $126,000, respectively, and for the six month periods ended June 30, 2008 and 2007 was $341,000 and $238,000, respectively.  Depreciation expenses results primarily from farm building improvements, leasehold improvements related to newly leased office space and lab equipment.

For the three months ended June 30, 2008 and 2007, PharmAthene incurred amortization expense of $53,000 and $36,000, respectively.  Amortization expense for the six months ended June 30, 2008 and 2007 was $95,000 and $71,000, respectively.

Other Income and Expenses

Other income and expenses primarily consists of income on the Company’s investments, interest expense on the Company’s debt and other financial obligations and the change in market value of our derivative financial instruments. For the three months ended June 30, 2008 and 2007, the Company’s interest income was $0.4 million and $0.1 million, respectively. For the six months ended June 30, 2008 and 2007, PharmAthene recognized interest income of $0.8 million and $0.1 million, respectively. The increase in interest income for the three and six month periods ended June 30, 2008 as compared to the same periods in 2007 resulted from higher average investment balances in the first half of fiscal year 2008 as a result of the $58.7 million cash proceeds from the Merger received in September 2007.

The Company incurred interest expense of $0.7 million and $0.6 million for the three months ended June 30, 2008 and 2007, respectively. Interest expense for the six months ended June 30, 2008 and 2007 was $1.3 million and $0.8 million, respectively.  Interest expense results primarily from PharmAthene’s outstanding 8% convertible notes and its $10 million credit facility.

During the fiscal year ended December 31, 2006, the Company issued 8% convertible notes in an aggregate principal amount of $11.8 million. The Company recognized $0.2 million and $0.5 million in interest expense related to these notes for the first quarter and first half of fiscal year 2007. These notes plus accrued interest were converted into new convertible 8% notes (the “Notes”) in an aggregate principal amount of $12.3 million in conjunction with the Merger on August 3, 2007. The Company recognized interest expense of $0.4 million and $0.8 million related to the Notes for the three and six month periods ended June 30, 2008, respectively.

The Company entered into a $10.0 million credit facility on March 30, 2007 with Silicon Valley Bank and Oxford Financial Corporation.  The Company recognized interest expense of $0.2 million and $0.5 million related to this facility for the three and six month periods ended June 30, 2008, respectively.  For the six months ended June 30, 2007, the Company recognized interest expense of $0.3 million.

PharmAthene recorded a change in market value of $0.1 million related to the conversion feature of its Notes for the six months ended June 30, 2008.

Liquidity and Capital Resources

Overview

In general, the Company’s primary cash requirements are to fund its research and development programs, general and administrative expense, and acquisition activity. Our cash requirements in future periods could change materially as a result of changes in our business and strategy. These changes could arise from the Company’s management team’s evaluation of our business strategy, the progress of our research and development activities and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since inception in March 2001, we have not generated positive cash flow.  To bridge the gap between payments made to us under our government contracts and grants and our operating and capital needs, we have had to rely on a variety of financing sources, including the issuance of equity securities and convertible notes, proceeds from loans and other borrowings, and the trust funds obtained in the Merger. For the foreseeable future, we will continue to need to utilize these types of financing vehicles and potentially others to help fund our future operating and capital requirements.  In evaluating alternative sources of financing, we consider, among other things, the dilutive impact, if any, on our stockholders, the ability to leverage stockholder returns through debt financing, the particular terms and conditions of each alternative financing arrangement and our ability to service our obligations under such financing arrangements.  At our current rate of cash consumption, we will need to engage in one or more financing transactions of the types listed above no later than the end of the first quarter of 2009.  There can be no assurance that funding will be available to us on acceptable terms or at all

Our consolidated financial statements have been prepared on a basis which assumes that PharmAthene will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative net losses and expects to incur additional losses to perform further research and development activities. The Company does not have commercial products and, given the substantial costs relating to the development of pharmaceutical products, has comparatively limited capital resources. Our plans with regard to these matters include continued development of our products as well as seeking additional funds to support our research and development efforts. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient financing on commercially reasonable terms or at all or that we will be able to secure additional funding through government contracts and grants.

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

Sources and Uses of Cash

Cash and cash equivalents for the Company were $14.2 million and $40.6 million at June 30, 2008 and December 31, 2007, respectively. The $26.4 million decrease in cash and cash equivalents as of June 30, 2008 from December 31, 2007 primarily was attributable to the Avecia Acquisition, in connection with which we paid an initial consideration of $10.0 million and funded the $7.0 million letter of credit, as well as the funding of operations, the funding of restricted cash obligations and the repayment of debt.

Operating Activities

Net cash used in operating activities was $4.1 million and $6.2 million for the six months ended June 30, 2008 and 2007, respectively. The 2008 cash used in operations reflects a net loss after the effect of non-cash adjustments of $8.7 million, an increase in accounts receivable of $2.4 million, and an increase in accrued expenses and accounts payable of $2.3 million. Non-cash adjustments for the six months ended June 30, 2008 included a write off of acquired in process research and development of $15.9 million as a result of the Avecia Acquisition and stock compensation expense of $1.1 million. Accounts receivable increased due to contract award receivables due from the DoD related to increased activities related to the advanced development of Protexia® and from NIAID related to the further development of SparVax™ and RypVax™ under contracts acquired in the second quarter of 2008 as part of the Avecia acquisition. Accounts payable and accrued expenses increased due to increased development activities primarily SparVax™ and RypVax™ related, compliance related activities and approximately $0.8 million for performance based employee bonuses.

The 2007 cash used in operations resulted primarily from a net loss after the effect of non-cash adjustments of $7.6 million and increased accounts receivable of approximately $1.0 million due to contract award receivables.  These increases were partially offset by increased accounts payable and accrued expenses of approximately $1.9 million resulting from increased development activities and decreased prepaid expenses of approximately $0.6 million primarily attributable to the use of funds for development activity related to the collaboration with Medarex on the Valortim® program. Prepaid expenses fluctuate from period to period depending upon the timing and level of preparation and initiation of research and development activity and clinical trials.

Investing Activities

Net cash used in investing activities was $20.3 million for the six months ended June 30, 2008 as compared to $0.5 million for the six months ended June 30, 2007. In the first half of 2008 and in connection with the Avecia Acquisition, the Company paid $10 million to Avecia and funded a $7 million letter of credit. In order to fund the transaction and the restricted cash obligations pursuant to the Loan Modification Agreement, approximately $10.3 million of available-for-sale securities were sold. Additionally, during the first six months of 2008, the Company incurred approximately $1.6 million related to transactions costs incurred as a result of the Avecia Acquisition.

All investing activities in the first half of 2007 related to the purchase of property and equipment. The Company finances capital expenditures primarily through direct purchases utilizing the Company’s existing cash.

Financing Activities

Net cash used by financing activities was $2.0 million for the six month period ended June 30, 2008 as compared to net cash provided by financing activities of $8.6 million for the period ended June 30, 2007. The Company made principal repayments of $2.0 million under outstanding credit facilities for the six months ended June 30, 2008.

As previously disclosed, PharmAthene is a party to a $10 million secured credit facility evidenced by a Loan and Security Agreement, dated as of March 30, 2007 (the “Loan Agreement”), with Silicon Valley Bank and Oxford Finance Corporation (together, the “Lenders”).  Under the credit facility, the Company has borrowed $10 million, which bears interest at an annual rate of 11.5%.  The Loan Agreement contains customary affirmative and negative covenants which, among other things, restrict the Company’s ability to undertake certain acquisitions, incur certain indebtedness or make certain investments.  As a consequence, PharmAthene sought to obtain the consent of its Lenders to the Avecia Acquisition and entered into a Consent and First Loan Modification Agreement, dated as of March 20, 2008, with the Lenders (the “Loan Modification Agreement”) pursuant to which, among other things, the Lenders consented to the Avecia Acquisition provided that (i) PharmAthene (or its UK subsidiary involved in the acquisition) is the surviving entity in the acquisition, (ii) the total initial cash consideration upon the consummation of the acquisition does not exceed $11 million, (iii) the consummation of the acquisition will not otherwise result in an Event of Default as defined under the Loan Agreement, after giving effect to the acquisition and (iv) within 20 days following the consummation of the acquisition, PharmAthene causes its UK subsidiary to become a co-borrower or a secured guarantor under the Loan Agreement.  The Company made principal repayments of $3.0 million through June 30, 2008.

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

Future Cash Needs

Since inception in March 2001, we have not generated positive cash flow.  To bridge the gap between payments made to us under our government contracts and grants and our operating and capital needs, we have had to rely on a variety of financing sources, including the issuance of equity securities and convertible notes, proceeds from loans and other borrowings, and the trust funds obtained in the Merger. For the foreseeable future, we will continue to need to utilize these types of financing vehicles and potentially others to help fund our future operating and capital requirements.  In evaluating alternative sources of financing, we consider, among other things, the dilutive impact, if any, on our stockholders, the ability to leverage stockholder returns through debt financing, the particular terms and conditions of each alternative financing arrangement and our ability to service our obligations under such financing arrangements.  At our current rate of cash consumption, we will need to engage in one or more financing transactions of the types listed above no later than the end of the first quarter of 2009.  There can be no assurance that funding will be available to us on acceptable terms or at all.

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

The Company expects to fund its development activities for Protexia® primarily using the funds available from the contract with the DoD. Under the initial phase of the agreement, the DoD has agreed to fund up to $41 million of development costs as incurred through March 2009. Management believes this funding will be sufficient to complete the development of Protexia®.  On September 28, 2007, PharmAthene was awarded a $13.9 million contract for the advanced development of Valortim® from the NIAID and BARDA. Management believes that the remaining costs for this development program will be financed through additional grants to the Company anticipated to be received from the United States government and from the Company’s available cash.

In connection with the Avecia Acquisition , in addition to other future payments that may be payable to Avecia based on the achievement of certain milestones, we paid to Avecia $10 million upon the closing of the acquisition and an additional $7 million will be payable upon the earlier of the consummation of a financing transaction in which we receive gross proceeds of not less that $15 million or eighteen months after the closing of the acquisition.  Further, as a result of the Loan Modification Agreement entered into in connection with the Avecia Acquisition, PharmAthene’s credit facility was amended to provide, among other things, that PharmAthene shall maintain, at all times, at a segregated account, at either Silicon Valley Bank or Silicon Valley Bank Securities, unrestricted and unencumbered cash or cash equivalents in the amount of at least one and one-quarter times all obligations of PharmAthene to the Lenders further restricting its available cash.

Off-Balance Sheet Arrangements

The Company has entered into facility and equipment operating lease agreements. The Company’s obligations under these agreements are presented under the ‘‘Contractual Obligations’’ Section.

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

Revenue Recognition

The Company generates its revenue from two different types of contractual arrangements: cost-plus-fee contracts and cost reimbursable grants.  Revenues on cost-plus-fee contracts are recognized to the extent of costs incurred plus an estimate of the applicable fees earned.  The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. The Company analyzes each cost reimbursable grant to ensure reporting of revenues gross versus net is appropriate based on the guidance in the AICPA Federal Government Contractors Guide or the Financial Accounting Standards Board’s (FASB’s) Emerging Issues Task Force (EITF) Issue 99-19, Gross Versus Net, whichever is most appropriate.

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

 Intangible Assets

When the Company acquires development products, it allocates the purchase price, including acquisition expenses and assumed liabilities, to tangible and intangible assets. The portion allocated to intangible assets may be allocated to trademarks, patents and other intangibles. The Company estimates the useful lives of the assets by considering the remaining life of the patents, estimated future introductions of competing products, and other related factors.

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

Contractual Obligations

The following are contractual commitments at June 30, 2008 associated with leases, research and development arrangements, collaborative development obligations and long term debt:

Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating facility leases	$4,727,000	$732,000	$1,213,000	$841,000	$1,941,000
Research and development agreements	30,033,000	28,153,000	1,880,000	—	—
Notes payable, including interest	21,815,000	4,556,000	17,249,000	—	—
Total contractual obligations	$56,575,000	$33,451,000	$20,342,000	$841,000	$1,941,000

(1)This table does not include any royalty payments of future sales of products subject to license agreements the Company has entered into in relation to its in-licensed technology, as the timing and likelihood of such payments are not known.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

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

Management assessed the effectiveness of PharmAthene’s internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management determined that PharmAthene maintained effective internal control over financial reporting as of June 30, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation required by Section 13a-15(d) of the Securities Exchange Act of 1934, as amended, that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Disclosure Controls and Procedures

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

PART II – OTHER INFORMATION

Item 1A.    Risk Factors.

Stockholders and potential investors should carefully consider the risks described below relating to investment in our common stock. Our most significant risks and uncertainties are described below, however, they are not the only risks we face. If any of the following risks actually occur, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline, and a stockholder could lose all or part of his or her investment.

Risks Related to Our Business

It is expected that PharmAthene will incur net losses and negative cash flow for the foreseeable future, and we cannot guarantee that we will achieve profitability; therefore, our business, results of operations and financial condition may be materially adversely affected.

We have incurred significant losses since we commenced operations. For the fiscal year ended December 31, 2007, the Company incurred an operating loss of approximately $16.5 million and had an accumulated deficit of approximately $87.4 million at December 31,2007.   For the six months ended June 30, 2008, the Company incurred an operating loss of approximately $26.9 million and had an accumulated deficit of approximately $114.3 million at June 30, 2008. The Company’s losses to date have resulted principally from research and development costs related to the development of its product candidates, general and administrative costs related to its operations, and costs related to the Avecia Acquisition.

As a result of our continuing losses and the Avecia Acquisition, we may need to seek additional financing. Our available cash and cash equivalents at June 30, 2008 was approximately $14.2 million. However, at June 30, 2008, we had outstanding debt to noteholders of approximately $12.7 million, approximately $7.0million outstanding under our credit facility and, in connection with the Avecia Acquisition, we have agreed to pay $7 million upon the earlier of the consummation of a financing transaction in which we receive gross proceeds of not less than $15 million or eighteen months after the closing of the acquisition. Accordingly, to the extent that our losses continue at the current level, if we do not access sufficient additional funding through contracts and grants with the US or foreign governments, we will need to seek additional financing no later than the first quarter of 2009. There can be no assurances that we will be successful in obtaining sufficient financing on commercially reasonable terms or at all.

We expect that PharmAthene will incur substantial losses for the foreseeable future as a result of increases in its research and development costs, including costs associated with conducting preclinical testing, clinical trials and regulatory compliance activities.

The Company’s likelihood for achieving profitability will depend on numerous factors, including success in:

•                  developing and testing new product candidates;

•                  carrying out the Company’s intellectual property strategy;

•                  establishing the Company’s competitive position;

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

In connection with the Avecia  Acquisition, PharmAthene paid to Avecia $10 million in cash consideration at closing and had to modify its existing loan agreement to require it to maintain at a segregated account unrestricted and unencumbered cash or cash equivalents in the amount of at least one and one-quarter times all obligations of PharmAthene to its lenders. As a result, we have less available cash for operations, working capital and additional acquisitions.

In consideration for the Avecia Acquisition, we also agreed to pay Avecia the following:

•                       $10 million at the time of the consummation of the acquisition; plus

•                       an additional $7 million payable upon the earlier to occur of (a) the completion of a financing transaction in which PharmAthene receives gross proceeds of not less than $15 million and (b) eighteen months after the consummation of the Avecia Acquisition, which payment is secured by a letter of credit; plus

•                       additional contingent amounts payable upon the occurrence of certain events as follows:

•                  $3 million upon the entry by PharmAthene into a multi-year funded contract or series of contracts with the US Department of Defense (or other agency or representative or sub-contractor of the US government) or the Defence Science Technology Laboratory, an agency of the UK Ministry of Defence (or any other agency or representative or sub-contractor of the US or UK government) for the further development of Avecia’s pneumonic and bubonic plague (“rYP”) vaccine, RypVax™,  with a total committed aggregate value in excess of $30 million;

•                  $10 million upon the entry by PharmAthene into a multi-year funded contract with the US Department of Defense (or other agency or representative or sub-contractor of the US government) for the further development of the RypVax™ rYP vaccine, as a result of (a) a Resources Allocation Decision of the Resource Allocation Review Board and the Resource Allocation Advisory Committee of the US Department of Defense or (b) some other similar substantial funding in excess of $150 million (including the value of any option elements within such contract); and

•                  $5 million upon the entry by PharmAthene into a multi-year funded development contract to be issued by the Biological Advanced Research and Development Authority (part of the US Department of Health and Human Services) under solicitation number RFP-BARDA-08-15 for the further development of Avecia’s anthrax (rPA) vaccine, SparVax™; and

•                  $5 million upon the entry by PharmAthene into a contract or contracts for the supply of rPA vaccine, SparVax™, into the Strategic National Stockpile; and

•                  2.5% of net sales (as defined under the Purchase Agreement) of rPA vaccine, SparVax™, made by PharmAthene to the US government within the period of ten years from the consummation of the Acquisition after the first 25 million doses; and

•                  1% of net sales (as defined under the Purchase Agreement) of third generation anthrax vaccine made by PharmAthene to the US government within the period of ten years from the consummation of the Acquisition.

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

PharmAthene has not commercialized any products or recognized any revenues from product sales. In general, our research and development programs are at early stages. To obtain FDA approval for our biological warfare defense products under current FDA regulations, the Company will be required to perform two animal model studies for efficacy and provide animal and human safety data. The Company’s other products will be subject to the relevant approval guidelines under FDA requirements, which include a number of phases of testing in humans. Even if PharmAthene initially receives positive early stage pre-clinical or clinical results, such results may not be indicative of similar results that could be anticipated in the later stages of drug development.

Our drug candidates will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercial sale. We cannot be sure that our approach to drug discovery will be effective or will result in the development of any drug. In addition, applicable laws, regulations, and policies may change, and our products may be subject to new legislation or regulations that may delay or suspend research and development. PharmAthene cannot assure you that any drugs resulting from our research and development efforts will be commercially available. Even if we succeed in developing and commercializing our product candidates, the Company may never generate sufficient or sustainable revenues to enable us to be profitable. Furthermore, even if our product candidates are successful when tested in animals, such success would not be a guarantee of the effectiveness and safety of such product candidates in humans. There can be no assurances that one or more of the Company’s future product candidates would not fail to meet safety standards in human testing, even if those product candidates were found to be effective in animal studies. There can be no assurances that any such product candidates will prove to be effective in humans.

Most of PharmAthene’s immediately foreseeable future revenues are contingent upon grants and contracts from the US government and collaborative and license agreements and the Company may not achieve sufficient revenues from these agreements to attain profitability.

Until and unless PharmAthene successfully markets a product, our ability to generate revenues will largely depend on our ability to enter into additional collaborative agreements, strategic alliances, research grants, contracts and license agreements with third parties, including, without limitation, the US government and branches and agencies thereof, and maintain the agreements we currently have in place. Substantially all of the revenues of the Company to date have been derived from grants and government contracts, primarily with the US government.  There can be no assurances that existing government contracts will be renewed or that we can enter into new contracts or receive new grants.   For example, our existing contracts for the advanced development of plague vaccine, RypVax™, expires in the first half of 2009, and future government funding for this development program remains uncertain at this time.  Furthermore, under the terms of our 2006 contract with the DoD regarding Protexia®, the DoD may elect not to continue development assistance of this nerve agent countermeasure after initial funding of $41 million has been received, or, if it does so elect to continue funding and we meet all development milestones, it may nevertheless choose not to procure any doses of Protexia®.

The Company has an agreement with Medarex, Inc., to develop Valortim®,  a fully human monoclonal antibody product designed to protect against and treat inhalation anthrax. Under the agreement with Medarex, the Company will be entitled to a variable percentage of profits derived from sales of Valortim®, if any, depending, in part, on the amount of its investment. In addition, the Company has entered into licensing and research and development agreements with a number of other parties and collaborators. There can be no assurances that the research and development conducted pursuant to these agreements will result in product candidates capable of generating revenues for the Company.

PharmAthene may need additional capital in the future. If additional capital is not available or not available on acceptable terms, the Company may be forced to delay or curtail the development of our product candidates.

PharmAthene’s requirements for additional capital may be substantial and will depend on many other factors, including:

•                  continued funding by the DoD and other branches and agencies of the US government;

•                  payments received under present or future collaborative partner agreements;

•                  continued progress of research and development of the Company’s products;

•                  the Company’s ability to license compounds or products from others;

•                  costs associated with protecting the Company’s intellectual property rights;

•                  development of marketing and sales capabilities; and

•                  market acceptance of the Company’s products.

To the extent PharmAthene’s capital resources are insufficient to meet future capital requirements, it will have to raise additional funds to continue the development of our product candidates.  To the extent that our losses continue at the current level, if we do not access sufficient additional funding through contracts and grants with the US or foreign governments, we will need to seek additional financing no later than the end of the first quarter of 2009.  We cannot assure you that financing will be available on favorable terms, if at all. To the extent the Company raises additional capital through the sale of securities, the issuance of those securities could result in dilution which may be substantial to the Company’s stockholders. In addition, if the Company incurs additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for the Company’s business activities. If adequate funds are not available, the Company may be required to curtail significantly our development and commercialization activities.

Biodefense treatment and drug development is an expensive and uncertain process, and delay or failure can occur at any stage of PharmAthene’s development process, increasing our development costs and/or adversely affecting the commercial prospects of our product candidates.

To develop and commercialize biodefense treatment and drug candidates, the Company must provide the FDA and foreign regulatory authorities with clinical and non-clinical data that demonstrate adequate safety and effectiveness. This involves engaging in clinical trials, which is a lengthy and expensive process, the outcome of which is uncertain. Because humans are not normally exposed to anthrax, nerve agents, plague, smallpox or other lethal biotoxins or chemical agents and it would be unethical to expose humans to such,  effectiveness of the Company’s biodefense product candidates cannot be demonstrated in humans, but instead, under the FDA’s “Animal Rule” (see Code of Federal Regulations (21 CFR 601 Subpart H)), can be demonstrated, in part, by utilizing animal models. This effect has to be demonstrated in more than one animal species expected to be predictive of a response in humans, but an effect in a single animal species may be acceptable if that animal model is sufficiently well-characterized for predicting a response in humans. The animal study endpoint must be clearly related to the desired benefit in humans and the information obtained from animal studies allows selection of an effective dose in humans.

For many of the biological and chemical threats, the animal models are not available, and as such the Company will have to develop appropriate animal models, a time-consuming research effort. Further, we may not be able to sufficiently demonstrate the animal correlation to the satisfaction of the FDA, as these correlates are difficult to establish and are often unclear. FDA may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products.   Finally, other countries do not, at this time, have established criteria for review and approval of these types of products outside their normal review process, i.e. there is no “Animal Rule” equivalent in countries other than the United States, and consequently there can be no assurance that we will be able to make a submission for marketing approval in foreign countries based on such animal data.  See also “—If we experience delays in obtaining regulatory approvals, or are unable to obtain or maintain regulatory approvals, PharmAthene may be unable to commercialize any products.”

Delays in obtaining results can occur for a variety of reasons such as slower than anticipated enrollment by volunteers in the trials, adverse events related to the products and unsatisfactory results of any trial. Any delay or adverse clinical event arising during any of our clinical trials could force the Company to abandon a product altogether or to conduct additional clinical trials in order to obtain approval from the FDA and other regulatory bodies. The Company’s development costs will increase substantially if it experiences material delays in any clinical trials or if it needs to conduct more or larger trials than planned.

Additionally, few facilities in the US and internationally have the capability to test animals with anthrax, plague, nerve agents, or other lethal biotoxins or chemical agents or otherwise assist us in qualifying the requisite animal models.  We have to compete with other biodefense companies for access to this limited pool of highly specialized resources as well.  As such, PharmAthene may not be able to secure contracts to conduct the testing in a predictable timeframe or at all. Further, if delays are significant, or if any of the Company’s products do not prove to be safe, pure, and potent (including efficacy) or do not receive required regulatory approvals, the Company will be unable to recognize revenues from the sale of products, and the commercial prospects for our product candidates will be adversely affected.

Even if the Company completes the development of our nerve agent, plague and anthrax products, if the Company fails to obtain contracts to supply products to the US or foreign governments or the US or foreign governments do not purchase sufficient quantities of our products, PharmAthene may be unable to generate sufficient revenues to continue operations.

For the next several years, we believe our main customer will be national governments, primarily the U.S. government. The US government has undertaken commitments to help secure improved countermeasures against bioterrorism including the stockpiling of treatments and vaccines for anthrax, plague and nerve agents through the SNS and other military stockpiling efforts. However, the process of obtaining government contracts is lengthy and uncertain and the Company will have to compete with other companies for each contract. There can be no assurances that the Company will be awarded any contracts to supply the US or other governments with our products as such awards may be made, in whole or in part, to the Company’s competitors. If the US government makes significant future contract awards for the supply of our emergency stockpile to PharmAthene’s competitors, the Company’s business will be harmed, and it is unlikely that the Company will ultimately be able to supply that particular treatment or product to foreign governments or other third parties.

Further, changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on procuring the biodefense products PharmAthene is developing.  In addition, government contracts typically contain provisions that permit cancellation in the event that funds become unavailable to the governmental agency.  If the US or foreign governments make significant future contract awards to the Company’s competitors to the exclusion of the Company or otherwise fail to purchase the Company’s products, it is unlikely that the Company will ultimately be able to commercialize that particular treatment or product or that it will be able to generate sufficient revenues to continue operations.

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

•             terminate PharmAthene’s contracts;

•             reduce the scope and value of PharmAthene’s contracts;

•             audit and object to the Company’s contract-related costs and fees, including allocated indirect costs;

•             control and potentially prohibit the export of the Company’s products; and

•             change certain terms and conditions in the Company’s contracts.

The US government will be able to terminate any of its contracts with the Company either for its convenience or if the Company defaults by failing to perform in accordance with the contract schedule and terms. Termination for convenience provisions would generally enable the Company to recover only the Company’s costs incurred or committed, settlement expenses, and profit on the work completed prior to termination. Termination for default provisions do not permit these recoveries and would make the Company liable for excess costs incurred by the US government in procuring undelivered items from another source.

PharmAthene may fail to fully realize the potential of Valortim® and of our co-development arrangement with our partner in the development of Valortim® which would have an adverse affect upon our business.

PharmAthene and our development partner have completed the first Phase I clinical trial for Valortim® without any reported adverse reactions. However, before we may begin selling any doses of Valortim®, we will need to conduct a more comprehensive Phase I trial in a significantly larger group of human subjects. The Company will be required to expend a significant amount to scale up manufacturing capability through a contract manufacturer in order to conduct the more extensive clinical trials.  If the Company’s contract manufacturer is unable to produce sufficient quantities at a reasonable cost, or has any other obstacles to production, such as violative manufacturing, then the Company will be unable to commence the clinical trials necessary to begin marketing Valortim®. Even after the Company expends sufficient funds to complete the development of Valortim® and when and if it enters into an agreement to supply Valortim® to the US government, it will be required to share any and all profits from the sale of products with our partner in accordance with a pre-determined formula.

Because we depend on clinical research centers and other contractors for clinical and non-clinical testing, including testing under the Animal Rule, and for certain research and development activities, the results of our clinical trials, non-clinical animal efficacy studies, and such research and development activities are largely beyond our control.

The nature of clinical trials and our business strategy of outsourcing substantially all of our research and development work require that we rely on clinical research centers and other contractors to assist us with research and development, clinical and non-clinical testing (including animal efficacy studies under the FDA’s “Animal Rule”), patient enrollment and other activities. As a result, our success depends largely on the success of these third parties in performing their responsibilities. Although we pre-qualify our contractors and believe that they are fully capable of performing their contractual obligations, we cannot directly control the adequacy and timeliness of the resources and expertise that they apply to these activities. Furthermore, we have to compete with other biodefense companies for access to this limited pool of highly specialized resources.  If our contractors do not perform their obligations in an adequate and timely manner or we are unable to enter into contracts with them because of prior commitments to our competitors, the pace of clinical or non-clinical development, regulatory approval and commercialization of our drug candidates could be significantly delayed and our prospects could be adversely affected.

We depend on third parties to manufacture, package and distribute compounds for our product candidates. The failure of these third parties to perform successfully could harm our business.

We have utilized, and intend to continue utilizing, third parties to manufacture, package and distribute our product candidates. We do not have any manufacturing facilities.  Any material disruption in manufacturing could cause a delay in our development programs and potentially future sales.  Furthermore, certain compounds, media, or other raw materials used to manufacture our drug candidates are available from one or a limited number of sources. Any delays or difficulties in obtaining key components for our product candidates or in manufacturing, packaging or distributing our product candidates could delay clinical trials and further development of these potential products. Additionally, the third parties we rely on for manufacturing and packaging are subject to regulatory review, and any regulatory compliance problems with these third parties could significantly delay or disrupt our commercialization activities.

If PharmAthene cannot enter into new licensing arrangements, our ability to develop a diverse product portfolio could be limited and our ability to compete would be harmed.

A key component of the Company’s business strategy is in-licensing compounds and products developed by other pharmaceutical and biotechnology companies or academic research laboratories. Competition for promising compounds or products can be intense. If the Company is not able to identify new licensing opportunities or enter into other licensing arrangements on acceptable terms, it may be unable to develop a diverse portfolio of products.

Our plan to use collaborations to leverage our capabilities and to grow in part through the strategic acquisition of other companies and technologies may not be successful if we are unable to integrate our partners’ capabilities or the acquired companies with our operations or if our partners’ capabilities do not meet our expectations.

As part of our strategy, we intend to continue to evaluate strategic partnership opportunities and consider acquiring complementary technologies and businesses. In order for our future collaboration efforts to be successful, we must first identify partners whose capabilities complement and integrate well with ours. Technologies to which we gain access may prove ineffective or unsafe. Our current agreements that grant us access to such technology may expire and may not be renewable or could be terminated if we or our partners do not meet our obligations. These agreements are subject to differing interpretations, and we and our partners may not agree on the appropriate interpretation of specific requirements. Our partners may prove difficult to work with or less skilled than we originally expected. In addition, any past collaborative successes are no indication of potential future success.

In order to achieve the anticipated benefits of an acquisition, we must integrate the acquired company’s business, technology and employees in an efficient and effective manner. The successful combination of companies in a rapidly changing biodefense industry may be more difficult to accomplish than in other industries. The combination of two companies requires, among other things, integration of the companies’ respective technologies and research and development efforts. We cannot assure you that this integration will be accomplished smoothly or successfully. The difficulties of integration are increased by the need to coordinate geographically separated organizations and address possible differences in corporate cultures and management philosophies. The integration of certain operations will require the dedication of management resources which may temporarily distract attention from the day-to-day operations of the combined companies. The business of the combined companies may also be disrupted by employee retention uncertainty and lack of focus during integration. The inability of management to integrate successfully the operations of the two companies, in particular, to integrate and retain key scientific personnel, or the inability to integrate successfully two technology platforms, could have a material adverse effect on our business, results of operations and financial condition.

PharmAthene faces, and likely will continue to face, competition from companies with greater financial, personnel and research and development resources. Our commercial opportunities will be reduced or eliminated if our competitors are more successful in the development and marketing of their products.

The biopharmaceutical industry is characterized by rapid and significant technological change. The Company’s success will depend on our ability to develop and apply our technologies in the design and development of our product candidates and to establish and maintain a market for our product candidates. There also are many companies, both public and private, including major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions engaged in developing pharmaceutical and biotechnology products. Many of these companies have substantially greater financial, technical, intellectual property, research and development, and human resources than we have. Competitors may develop products or other technologies that are more effective than any that are being developed by the Company or may obtain FDA approval for products more rapidly.

If the Company commences commercial sales of products, we still must compete in the manufacturing and marketing of such products, areas in which we have limited experience. Many of these companies also have manufacturing facilities and established marketing capabilities that would enable such companies to market competing products through existing channels of distribution. The Company’s commercial opportunities will be reduced or eliminated if our competitors develop and market products for any of the harmful effects that it targets that:

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

Further, the regulatory climate for generic versions of biological products approved under a Biological License Application (BLA) in the U.S. remains uncertain. Currently, there is no formalized mechanism by which the FDA can approve a generic version of an approved biological product. Federal legislation has been introduced to establish a legal pathway for the approval of generic versions of approved biological products. If enacted, the legislation will impact the revenue projections for our products.

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

Companies that are developing products that would compete with the Company’s products include: VaxGen, Inc., which is developing vaccines against anthrax and smallpox; Avant Immunotherapeutics, Inc., which has vaccine programs for agents of biological warfare, including plague and anthrax; Human Genome Sciences, Inc., Elusys Therapeutics, Inc. and Avanir Pharmaceuticals, Inc., all of which are developing monoclonal antibodies as anthrax treatments. Other competitors of the Company include: Emergent Biosolutions Inc., BioSante Pharmaceuticals, Inc., Dynport Vaccine Company, LLC and Ligocyte Pharmaceuticals, Inc.

Political or social factors may delay or impair PharmAthene’s ability to market our products and our business may be materially adversely affected.

Products developed to treat diseases caused by, or to combat the threat of, bioterrorism will be subject to changing political and social environments. The political and social responses to bioterrorism have been unpredictable. Political or social pressures may delay or cause resistance to bringing the Company’s products to market or limit pricing of our products, which would harm the Company’s business.

The US government’s determination to award any contracts to the Company may be challenged by an interested party, such as another bidder, at the General Accounting Office or in federal court. If such a challenge is successful, a contract may be terminated.

The laws and regulations governing the procurement of goods and services by the US government provide procedures by which other bidders and other interested parties may challenge the award of a government contract. In the event that the Company is awarded a government contract, such protests could be filed even if there are not any valid legal grounds on which to base the protest. If any such protests are filed, the government agency may decide to suspend the Company’s performance under the contract while such protests are being considered by the General Accounting Office or the applicable federal court, thus potentially delaying delivery of goods and services and payment. In addition, the Company could be forced to expend considerable funds to defend any potential award. If a protest is successful, the government may be ordered to terminate the Company’s contract at our convenience and reselect bids. The government could even be directed to award a potential contract to one of the other bidders.

Legal and Regulatory Risks of Development Stage Biotechnology Companies

PharmAthene’s commercial success will be affected significantly by our ability to obtain protection for our proprietary technology and that of our licensors and collaborators and not infringe the patents and proprietary rights of third parties.

The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. PharmAthene currently holds two US patents, has three pending US patent applications, and has a limited number of international patents pending. In addition, we have rights under numerous other patents and patent applications pursuant to exclusive and non-exclusive license arrangements with licensors and collaborators. However, there can be no assurance that patent applications owned or licensed by the Company will result in patents being issued or that the patents, existing or issued in the future, will afford protection against competitors with similar technology. Any conflicts resulting from third-party patent applications and patents could significantly reduce the coverage of the patents owned, optioned by or licensed to the Company or our collaborators and limit the ability of the Company or that of our collaborators to obtain meaningful patent protection.

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

Although PharmAthene believes that neither Valortim®, which is a monoclonal antibody and uses recombinant reproduction of antibodies, nor Protexia®, which uses pegylated butyrylcholinesterase technology, infringes on any valid claims of such patents, the Company cannot provide any assurances that if a legal action based on either of these two patents were to be brought against the Company or our distributors, licensees or collaborators, that the Company or our distributors, licensees or collaborators would prevail or that PharmAthene has sufficient funds or resources to defend such claims. If patents are issued to third parties that contain competitive or conflicting claims, PharmAthene, our licensors or collaborators may be legally prohibited from researching, developing or commercializing potential products or be required to obtain licenses to these patents or to develop or obtain alternative technology. The Company, our licensors and/or our collaborators may be legally prohibited from using patented technology, may not be able to obtain any license to the patents and technologies of third parties on acceptable terms, if at all, or may not be able to obtain or develop alternative technologies.

The costs associated with establishing the validity of patents, of defending against patent infringement claims of others and of asserting infringement claims against others is expensive and time consuming, even if the outcome is favorable. An outcome of any patent prosecution or litigation that is unfavorable to PharmAthene or one of our licensors or collaborators may have a material adverse effect on the Company. The expense of a protracted infringement suit, even if ultimately favorable, would also have a material adverse effect on the Company.

Any inability to protect PharmAthene’s intellectual property could harm our competitive position and adversely affect our business.

PharmAthene’s success will depend, in part, on our ability to obtain patents and maintain adequate protection of other intellectual property for our technologies and products in the US and other countries. If the Company does not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate our competitive advantages. Further, the laws of some foreign countries will not protect the Company’s proprietary rights to the same extent as the laws of the U.S., and the Company may encounter significant problems in protecting our proprietary rights in these foreign countries.

The patent positions of pharmaceutical and biotechnology companies, including the Company’s patent positions, involve complex legal and factual questions and, therefore, validity and enforceability cannot be predicted with certainty. Patents may be challenged, deemed unenforceable, invalidated or circumvented. PharmAthene will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that it covers our proprietary technologies with valid and enforceable patents or that it effectively maintains such proprietary technologies as trade secrets. The Company will apply for patents covering our technologies and product candidates as it deems appropriate. PharmAthene may fail to apply for patents on important technologies or products in a timely fashion, or at all, and in any event, the applications the Company files may be challenged and may not result in issued patents. Any future patents the Company obtains may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around the Company’s patented technologies. In addition, if challenged, the Company’s patents may be declared invalid. Even if valid, the Company’s patents may fail to provide it with any competitive advantages.

PharmAthene relies upon trade secrets protection for our confidential and proprietary information. The Company has taken measures to protect our proprietary information; however, these measures may not provide adequate protection to the Company. The Company has sought to protect their proprietary information by entering into confidentiality agreements with employees, collaborators and consultants. Nevertheless, employees, collaborators or consultants may still disclose the companies’ proprietary information, and the Company may not be able to meaningfully protect our trade secrets. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to the Company’s trade secrets.

PharmAthene’s use of hazardous materials and chemicals require it to comply with regulatory requirements which may result in significant costs and expose PharmAthene to potential liabilities.

PharmAthene’s research and development involves the controlled use of hazardous materials and chemicals. The Company is subject to federal, state, local and foreign laws governing the use, manufacture, storage, handling and disposal of such materials. The Company will not be able to eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, the Company could be held liable for significant damages or fines, and these damages could exceed our resources and any applicable insurance coverage. In addition, the Company may be required to incur significant costs to comply with regulatory requirements in the future.

PharmAthene may become subject to product liability claims, which could reduce demand for our product candidates or result in damages that exceed our insurance coverage.

PharmAthene faces an inherent risk of exposure to product liability suits in connection with our product candidates being tested in human clinical trials or sold commercially. The Company may become subject to a product liability suit if any product it develops causes injury, or if treated individuals subsequently become infected or otherwise suffer adverse effects from our products. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to the Company’s reputation, withdrawal of clinical trial volunteers and loss of revenues.

If a product liability claim is brought against the Company, the cost of defending the claim could be significant and any adverse determination may result in liabilities in excess of our insurance coverage. Additionally, the Company will be applying for indemnification under the Support Anti-terrorism by Fostering Effective Technologies Act of 2002 which preempts and modifies tort laws so as to limit the claims and damages potentially faced by companies who provide certain “qualified”

anti-terrorism products. However, the Company cannot be certain that it will be able to obtain or maintain adequate insurance coverage on acceptable terms, if at all.

Legislation limiting or restricting liability for medical products used to fight bioterrorism is new, and PharmAthene cannot be certain that any such protection will apply to our products and, therefore, PharmAthene could become subject to product liability suits and other third party claims if such protections do not apply.

The Public Readiness and Emergency Preparedness Act (“Public Readiness Act”) was signed into law in December 2005 and creates general immunity for manufacturers of countermeasures, including security countermeasures (as defined in Section 319F-2(c)(1)(B) of that act), when the Secretary of Defense issues a declaration for their manufacture, administration or use. The declaration is meant to provide general immunity from all claims under state or federal law for loss arising out of the administration or use of a covered countermeasure. Manufacturers are excluded from this protection in cases of willful misconduct.

Upon a declaration by the Secretary of Health and Human Services, a compensation fund is created to provide “timely, uniform, and adequate compensation to eligible individuals for covered injuries directly caused by the administration or use of a covered countermeasure.” There is no assurance, however, that the Secretary of Health and Human Services will issue such a declaration. The “covered injuries” to which the program applies are defined as serious physical injuries or death. Individuals are permitted to bring a willful misconduct action against a manufacturer only after they have exhausted their remedies under the compensation program. A willful misconduct action could be brought against us if an individual(s) has exhausted their remedies under the compensation program which thereby could expose us to liability. PharmAthene may become subject to standard product liability suits and other third party claims if products it develops which fall outside of the Public Readiness Act cause injury or if treated individuals subsequently become infected or otherwise suffer adverse effects from such products.

PharmAthene may be subject to claims that it or our employees wrongfully used or disclosed alleged trade secrets of the employees’ former employers. Such litigation could result in substantial costs and be a distraction to our management.

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

The Company will need to conduct a substantial amount of additional preclinical and clinical research and development before any US or foreign regulatory authority will approve any of our products. In addition, the Company’s product candidates will be subject to extensive and rigorous government regulation. Results of the Company’s research and development activities may indicate that our potential products are unsafe or ineffective. In this case, regulatory authorities will not approve them. Even if approved, the Company’s products may not be commercially successful. If the Company fails to develop and commercialize our products, it may be forced to curtail or cease operations.

In addition, the commencement and rate of completion of clinical trials for the Company’s products may be delayed by many factors, including:

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

•                  diminish any competitive advantages that the Company or our collaborative partners may attain; and

•                  adversely affect the Company’s receipt of revenues or royalties

The results from preclinical testing and early clinical trials are often not predictive of results obtained in later clinical trials. Although a new product may show promising results in initial clinical trials, it may subsequently prove unfeasible or impossible to generate sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from preclinical and clinical studies are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, the Company may encounter regulatory delays or rejections as a result of many factors, including results that do not support our claims, perceived defects in the design of clinical trials and changes in regulatory policy during the period of product development. The Company’s business, financial condition, prospects and results of operations may be materially adversely affected by any delays in, or termination of, our clinical trials or a determination by the FDA that the results of the Company’s trials are inadequate to justify regulatory approval.

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

PharmAthene’s collaborative partners may not be able to conduct clinical testing or obtain necessary approvals from the FDA or other regulatory authorities for any product candidates. If we fail to obtain required governmental approvals, we or our collaborative partners will experience delays in, or be precluded from, marketing products developed through it or, as applicable, their research.

PharmAthene and our contract manufacturers will also be required to comply with the applicable FDA current Good Manufacturing Practice (“cGMP”) regulations. These regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. These facilities must be approved before the Company will be able to use them in commercial manufacturing of our products. The Company and our contract manufacturers may not be able to comply with the applicable cGMP requirements and other FDA regulatory requirements. If the Company and our contract manufacturers fail to comply, we could be subject to fines or other sanctions, or be precluded from marketing our products.

PharmAthene may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market. Such events could harm sales of the affected products.

If the Company or others identify side effects after any of our products are on the market, or if manufacturing problems occur:

•                  regulatory approval may be revoked;

•                  reformulation of the affected products, additional clinical trials, or changes in labeling of the Company’s products may be required;

•                  changes to or re-approvals of the Company’s manufacturing facilities may be required;

•                  sales of the affected products may drop significantly;

•                  the Company’s reputation in the marketplace may suffer; and

•                  lawsuits, including class action suits, may be brought against the Company

 Any of the above occurrences could harm or prevent sales of the affected products or could increase the costs and expenses of commercializing and marketing these products.

Risks Related to PharmAthene’s Common Stock

Certain transactions that we may engage in to raise capital could dilute our shareholders.

We will seek to raise additional capital and may do so at any time through various financing alternatives, including selling shares of common or preferred stock.  Raising capital through the issuance of common stock may depress the market price of our stock and any such financing will dilute our existing shareholders.

Release of 2,250,000 shares of our common stock from escrow could have an adverse effect on the market price of our common stock.

The Company’s initial stockholders hold 2,250,000 shares of common stock which have recently been released from escrow and are now eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of the Company’s common stock.

The American Stock Exchange may delist the Company’s securities from trading which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

The Company’s common stock and some warrants are listed on the AMEX, a national securities exchange. PharmAthene cannot assure you that our securities will continue to be listed on the AMEX. If the AMEX delists the Company’s securities from trading on our exchange and it is not able to list our securities on another exchange or to have them quoted on Nasdaq, the Company’s securities could be quoted on the OTC Bulletin Board, or “pink sheets”. As a result, we could face significant adverse consequences including:

•                  a limited availability of market quotations for our securities;

•                  a determination that the Company’s common stock is a “penny stock” which will require brokers trading in the Company’s common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for the Company’s securities;

•                  a limited amount of news and analyst coverage for the Company; and

•                  a decreased ability to issue additional securities or obtain additional financing in the future.

Item 4.  Submission of Matters to a Vote of Security Holders.

       At our 2008 annual meeting of stockholders held on June 13, 2008, the Company’s stockholders voted:

(1) to amend (by a vote of 16,496,056  to 50,176, with 12,200 holders abstaining) the Amended and Restated Certificate of Incorporation to increase from seven to eight the maximum number of directors that may serve on the Board of Directors;

(2) to elect eight directors to the Board of Directors for a term of one year, as further detailed below;

(3) to ratify (by a vote of 16,512,992  to 45,440, with 0 holders abstaining) the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as our independent registered accounting firm for the fiscal year ending December 31, 2008; and

(4) to approve (by a vote of 12,130,817  to 855,088, with 500 holders abstaining and 3,572,027 holders not voting) proposed amendments to the Company’s 2007 Long-Term Incentive Compensation Plan (as amended, the “2007 Plan”), to increase from 3,500,000 shares to 4,600,000 shares the maximum number of shares subject to the 2007 Plan and to add an evergreen provision pursuant to which the number of shares subject to the 2007 Plan will increase automatically in each year, beginning in 2009 and continuing through 2015, according to certain limits set forth in the 2007 Plan.

The results of the election of directors are as follows:

	Number of	Number of Votes
Nominee	Votes For	Withheld
John Pappajohn	16,500,104	58,328
David P. Wright	16,546,004	12,428
Joel McCleary	16,546,004	12,428
John Gill	16,546,004	12,428
Derace L. Schaffer, M.D.	16,546,004	12,428
James H. Cavanaugh, Ph.D. **	9,021,058	0
Elizabeth Czerepak *, **	9,021,058	0
Steven St. Peter **	9,021,058	0

*  As previously disclosed, Ms. Czerepak resigned from our Board of Directors on July 16, 2008.

**  Noteholder Director.  “Number of Votes” denotes the aggregate principal amount of Convertible 8% Notes that was voted for the nominee or that was withheld with respect to the nominee.

Item 5.  Other Information

       (a)   As reported previously, 2,250,000 shares of our common stock, representing a portion of the stock consideration paid to stockholders of Former PharmAthene in connection with the August 3, 2007 merger between Healthcare Acquisition Corp. (“HAQ”) and Former PharmAthene, were placed in escrow for a period of one year to cover potential indemnification claims pursuant to an escrow agreement among HAQ, former PharmAthene and Continental Stock Transfer & Trust Company, as escrow agent.  These shares have been released from escrow and are being distributed to the relevant stockholders.

Item 6.  Exhibits.

No.	Description
2.1

Amendment Agreement, dated April 2, 2008, among Avecia Investments Limited and Others and PharmAthene, Inc. and Others relating to a Sale and Purchase Agreement entered into on March 20, 2008 in respect of the Avecia Vaccines Business (incorporated by reference to Exhibit 2.1 to PharmAthene’s Current Report on Form 8-K filed on April 8, 2008).

3.1

Amended and Restated Certificate of Incorporation of PharmAthene, Inc., as amended on June 13, 2008 (incorporated by reference to Exhibit 3.1 to PharmAthene Inc.’s Current Report on Form 8-K filed on June 19, 2008).

3.2	Bylaws of PharmAthene, Inc., as amended on April 28, 2008 (incorporated by reference to Exhibit 3.1 to PharmAthene, Inc’s Current Report on Form 8-K filed on May 2, 2008).

10.29

Transitional Services Agreement, dated April 2, 2008, between Avecia Biologics Limited and PharmAthene UK Limited (incorporated by reference to Exhibit 10.29 to PharmAthene’s Current Report on Form 8-K/A filed on June 18, 2008).

10.30	Form of PharmAthene Inc. Executive Employment Agreement

10.31	Form of PharmAthene Inc. Confidentiality and Non-Disclosure Agreement

10.32	Master Services Agreement, dated April 2, 2008, between PharmAthene UK Limited and Avecia Biologics Limited

10.33	Master Service Agreement, dated December 15, 2004, between Avecia Limited and the Secretary of State for Defence, acting through the Defence Science and Technology Laboratory (DSTL) (rPA) *,**

10.34	Master Service Agreement, dated August 18, 2005, between Avecia Limited and DSTL (rYP) *,**

10.35	Manufacturing Licence Agreement, dated June 20, 2006, between Avecia Limited and DSTL (rYP) *,**

10.36	Manufacturing and Marketing Licence Agreement, dated December 4, 2006, between Avecia Limited and DSTL (rPA) *,**

10.37

Letter Agreement, dated March 20, 2008, between Avecia Biologics Limited and DSTL, relating to the Manufacturing Licence Agreement (rYP) and the Manufacturing and Marketing Licence Agreement (rPA) *,**

10.38

PharmAthene, Inc. 2007 Long-Term Incentive Compensation Plan, as amended on April 13, 2008 (incorporated by reference to Annex B to PharmAthene Inc.’s Definitive Proxy Statement on Schedule 14A filed on May 15, 2008).

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

* To be filed by amendment.

** These agreements have been novated as of April 2, 2008, such that PharmAthene, Inc. has succeeded Avecia Limited as counterparty to DSTL in such agreements.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMATHENE, INC.

Dated: August 14, 2008	By:	/s/ David P. Wright
David P. Wright Chief Executive Officer

Dated: August 14, 2008	By:	/s/ Christopher C. Camut
Christopher C. Camut Principal Financial Officer