Form 10-Q/A
period 2008-06-30
PHARMATHENE, INC
filed 2008-08-19
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q/A

(Amendment No. 1)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

Commission File Number : 001-32587

PHARMATHENE, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2726770
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Park Place, Suite 450, Annapolis, MD 21401

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (410) 269-2600

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

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

EXPLANATORY NOTE

On August 14, 2008, PharmAthene, Inc. (the “Company”) filed its quarterly report on Form 10-Q for the period ended June 30, 2008 (the “Original 10-Q”).  This Amendment No. 1 to Form 10-Q (“Amendment No. 1”) is being filed to include as exhibits certain material agreements with respect to which the Company is requesting confidential treatment.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are being filed or furnished as exhibits to this Amendment No. 1.

This Amendment No. 1 should be read in conjunction with the Original 10-Q, which continues to speak as of the date thereof.  Except as specifically noted above, this Amendment No. 1 does not modify or update any other item or disclosure in the Original 10-Q.  Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original 10-Q or modify, amend or update any related or other disclosures.

PART II

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

10.30	Form of PharmAthene Inc. Executive Employment Agreement.*

10.31	Form of PharmAthene Inc. Confidentiality and Non-Disclosure Agreement.*

10.32	Master Services Agreement, dated April 2, 2008, between PharmAthene UK Limited and Avecia Biologics Limited.*, +

10.33	Master Service Agreement, dated December 15, 2004, between Avecia Limited and the Secretary of State for Defence, acting through the Defence Science and Technology Laboratory (DSTL) +

10.34	Master Service Agreement, dated August 18, 2005, between Avecia Limited and DSTL +

10.35	Manufacturing Licence Agreement, dated June 20, 2006, between Avecia Limited and DSTL +

10.36	Manufacturing and Marketing Licence Agreement, dated December 4, 2006, between Avecia Limited and DSTL +

10.37	Letter Agreement, dated March 20, 2008, between Avecia Biologics Limited and DSTL, relating to the Manufacturing Licence Agreement and the Manufacturing and Marketing Licence Agreement +

10.38

PharmAthene, Inc. 2007 Long-Term Incentive Compensation Plan, as amended on April 13, 2008 (incorporated by reference to Annex B to PharmAthene Inc.’s Definitive Proxy Statement on Schedule 14A filed on May 15, 2008).

31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

* Previously filed.

+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMATHENE, INC.

Dated: August 19, 2008	By:	/s/ David P. Wright
David P. Wright
Chief Executive Officer

Dated: August 19, 2008	By:	/s/ Christopher C. Camut
Christopher C. Camut
Chief Financial Officer