Form 10-Q
period 2008-09-30
PHARMATHENE, INC
filed 2008-11-14
CIK 1326190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

☐	Large Accelerated Filer	☐	Accelerated Filer
☐	Non-Accelerated Filer (Do not check if a smaller reporting company)	☒	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of November 13, 2008 was 25,886,977.

PHARMATHENE, INC.

ii

Part I

Item 1.    Financial Statements

PHARMATHENE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$10,140,919	$40,582,643
Restricted cash	5,000,000	—
Short-term investments	3,107,108	12,153,945
Accounts receivable	10,912,569	4,005,693
Other receivables	543,309	1,240,069
Prepaid expenses and other current assets	844,375	492,294
Total current assets	30,548,280	58,474,645

Long-term restricted cash	9,500,000	—
Property and equipment, net	6,191,093	6,571,024
Patents, net	1,128,222	1,312,991
Other long-term assets	183,588	183,588
Deferred costs	251,193	68,884
Goodwill	2,502,909	—
Total assets	$50,305,285	$66,611,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,205,696	$1,393,664
Accrued expenses and other liabilities	9,299,964	3,602,886
Convertible notes	12,932,973	—
Current portion of long-term debt	4,000,000	4,000,000
Total current liabilities	29,438,633	8,996,550

Other long-term liabilities	7,793,835	374,040
Long-term debt	1,904,936	16,668,458
Total liabilities	39,137,404	26,039,048

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 22,113,684 and 22,087,121 shares issued and outstanding; respectively,	2,212	2,209
Additional paid-in capital	128,705,555	126,490,647
Accumulated other comprehensive income	1,075,828	1,481,779
Accumulated deficit	(118,615,714)	(87,402,551)
Total stockholders’ equity	11,167,881	40,572,084
Total liabilities and stockholders’ equity	$50,305,285	$66,611,132

See the accompanying notes to the consolidated financial statements.

PHARMATHENE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)

Contract revenue	$10,643,705	$3,371,299	$27,377,207	$8,672,485
Other revenue	32,461	831	53,612	7,831
	10,676,166	3,372,130	27,430,819	8,680,316

Operating expenses:
Research and development	9,414,093	3,647,329	26,475,436	10,734,292
General and administrative	4,803,190	3,150,894	14,655,971	8,605,147
Acquired in-process research and development	225,000	—	16,131,002	—
Depreciation and amortization	205,409	209,420	641,425	518,713
Total operating expenses	14,647,692	7,007,643	57,903,834	19,858,152

Loss from operations	(3,971,526)	(3,635,513)	(30,473,015)	(11,177,836)
Other income (expense):
Interest income	200,979	275,550	1,034,914	424,763
Gain on the extinguishment of debt	—	1,206,743	—	1,206,743
Other income (expense)	49,035	—	49,035	—
Interest expense	(628,470)	(593,893)	(1,947,245)	(1,365,165)
Change in market value of derivative instruments	7,604	2,430,199	123,148	2,423,370
Total other income (expense)	(370,852)	3,318,599	(740,148)	2,689,711

Net loss	(4,342,378)	(316,914)	(31,213,163)	(8,488,125)
Accretion of redeemable convertible preferred stock to redemptive value	—	(653,197)	—	(4,133,733)
Net loss attributable to common shareholders	$(4,342,378)	$(970,111)	$(31,213,163)	$(12,621,858)
Basic and diluted net loss per share	$(0.20)	$(0.07)	$(1.41)	$(2.44)
Weighted average shares used in calculation of basic and diluted net loss per share	22,095,545	14,154,116	22,089,949	5,181,823

See the accompanying notes to the consolidated financial statements.

PHARMATHENE, INC.

CONSOLIDATED STATEMENTS OF CASHFLOWS

	Nine months ended September 30,
	2008	2007
	(unaudited)	(unaudited)
Operating activities
Net loss	$(31,213,163)	$(8,488,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	16,131,002
Change in market value of derivative instruments	(123,148)	(2,423,370)
Extinguishment of debt	—	(1,206,743)
Depreciation and amortization	641,425	522,050
Compensatory option expense	1,976,497	304,543
Non cash interest expense on debt	1,292,598	—
Changes in operating assets and liabilities:
Accounts receivable	(1,521,184)	(1,631,850)
Prepaid expenses and other assets	(124,912)	314,279
Accounts payable	(1,446,808)	957,503
Accrued expenses	5,012,542	3,873,094
Net cash used in operating activities	(9,375,151)	(7,778,619)
Investing activities
Purchases of property and equipment	(455,242)	(993,486)
Purchases of Avecia, net of cash acquired	(11,556,117)	—
Increase of restricted cash and letter of credit	(14,500,000)	—
Purchase of available-for-sale investments	(11,577,455)	—
Sales of available-for-sale investments	20,624,293	—
Net cash used in investing activities	(17,464,521)	(993,486)
Financing activities
Net cash proceeds from reverse merger with Healthcare Acquisition Corporation	—	58,720,689
Proceeds from issuance of long-term debt	—	10,000,000
Payments of long-term debt obligations	(3,000,000)	—
Financing costs	(206,154)	(4,792,455)
Net cash (used in) provided by financing activities	(3,206,154)	63,928,234
Effects of exchange rates on cash	(395,898)	68,832
(Decrease) increase in cash and cash equivalents	(30,441,724)	55,224,961
Cash and cash equivalents, at beginning of year	40,582,643	5,112,212
Cash and cash equivalents, at end of the quarter	$10,140,919	$60,337,173
Supplemental disclosure of cash flow information
Cash paid for interest	$643,331	$592,514
Cash paid for income taxes	$—	$—

See the accompanying notes to the consolidated financial statements.

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

September 30, 2008

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

Upon completion of the Merger, approximately 12.2 million shares of common stock were issued to the stockholders of Former PharmAthene and the Company assumed all of Former PharmAthene’s stock options and warrants that were not cancelled as part of the Merger and 587,249 shares of common stock have been reserved for issuance upon the exercise of such options and warrants.  Also, Former PharmAthene’s $12.8 million of outstanding secured convertible notes (“Bridge Notes”), including interest, were exchanged for $12.3 million of new unsecured 8% convertible notes maturing on August 3, 2009 (the “Notes”). The Notes are convertible at the option of the holders into common stock at $10.00 per share and became redeemable by PharmAthene without penalty after August 3, 2008.  Immediately following the closing of the Merger, the Former PharmAthene stockholders, option holders and warrant holders held approximately 56% of the common stock of PharmAthene on a fully-diluted basis and former stockholders, option holders and warrant holders of HAQ prior to the Merger owned approximately 44% of PharmAthene’s common stock on a fully-diluted basis after the Merger.  Following completion of the Merger, the business conducted by PharmAthene became the one operated by Former PharmAthene prior to the completion of the Merger.

On March 20, 2008, PharmAthene, Inc. and certain of its affiliates (including a newly-formed UK subsidiary, “PharmAthene UK”) (collectively, “PharmAthene” or the “Company”) entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with Avecia Biologics Limited and certain of its affiliates (collectively, “Avecia”) for the acquisition of substantially all of the assets and liabilities related to Avecia’s vaccines business which includes a second generation recombinant protective antigen (“rPA”) anthrax vaccine, which is now referred to as SparVaxTM, a recombinant dual antigen plague vaccine (“rYP”) which is now referred to as RypVaxTM, and a third generation rPA anthrax vaccine program (the “Avecia Acquisition”).  On April 2, 2008, the parties amended the Purchase Agreement and the Company completed the Avecia Acquisition acquiring substantially all of the assets and assuming the liabilities, in each case exclusively associated with Avecia’s biodefense vaccines business in accordance with the terms of the Purchase Agreement, as amended, including certain products, patents, trademarks, domain names and other intellectual property, license agreements, contracts, goodwill and other intangibles for approximately $18.6 million.  See Note 3 Avecia Acquisition for additional information.

PharmAthene is a biopharmaceutical company focused on developing biodefense countermeasure applications. The Company is subject to those risks associated with any biopharmaceutical company that has substantial expenditures for research and development. There can be no assurance that the Company’s research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services and expertise of its employees, consultants and other third parties.

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

Interim financial information

During the third quarter, we identified certain immaterial items in the interim financial statements that should have been recorded in the first and second quarters of 2008. We assessed the nature and magnitude of these items in accordance with SEC Staff Accounting Bulletin No. 99, Materiality in determining that these errors were not material. Accordingly, we have made adjustments to our accompanying financial statements for the third quarter to correct these items in the current period. The adjustments have no effect on our September 30, 2008 balance sheet or the statement of operations for the nine months ended September 30, 2008 as all items originated in prior 2008 interim periods and have been corrected.

During the quarter ended June 30, 2008, the Company did not record certain revenue earned under government contracts during the period.  However, the Company did reflect the related expenses during the quarter.  As a result, the net loss for the period included the expenses without the related revenue, and the reported net loss was greater than it should have been. In addition, certain development expenses under these and other government contracts were not recorded during the proper periods.  The adjustments described below also reflect the reclassification of certain expenses from general and administrative to research and development during the third quarter for employee related costs that were not properly classified.  Overall, net loss for the quarters ended March 31, 2008 and June 30, 2008 was overstated by $268,000 ($0.01 per share) and $267,000 ($0.01 per share) respectively. The effect of all of these adjustments during the third quarter had the following effect on the statement of operations for the three-month period ended September 30, 2008:

Selected Statement of Operations Data

(amounts in thousands)

	Three months ended September 30, 2008, without adjustments	Adjustments	Three months ended September 30, 2008, as reported

Revenue	$9,887	$789	$10,676
Research and development	$8,271	$1,143	$9,414
General and administrative	$5,692	$(889)	$4,803
Operating loss	$(4,507)	$535	$(3,972)
Net loss	$(4,877)	$535	$(4,342)
Net loss per share	$(0.22)	$0.02	$(0.20)

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

September 30, 2008

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

Comprehensive Loss

The Company reports comprehensive loss in accordance with the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income.  Comprehensive loss includes all changes in equity for cumulative translation adjustments resulting from the consolidation of foreign subsidiaries as the financial statements of the subsidiary located outside of the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Comprehensive loss for each of the three month periods ended September 30, 2008 and 2007 was approximately $4.5 million and $0.2 million, respectively.  For the nine months ended September 30, 2008 and 2007, comprehensive loss was approximately $31.6 million and $7.2 million, respectively.

Cash and Cash Equivalents

Cash and cash equivalents, which consist of short-term money market accounts, are stated at cost, which approximates market value.  The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents.  Interest income resulting from cash and cash equivalents and short-term investments was $0.2 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively.  For the nine months ended September 30, 2008 and 2007, interest income resulting from cash and cash equivalents and short-term investments was $1.0 million and $0.4 million, respectively.

Restricted Cash and Letter of Credit

In connection with the March 20, 2008 Consent and First Loan Agreement with Silicon Valley Bank and Oxford Finance Corporation, the Company maintains a segregated account at the Lenders in the amount of at least one and one-quarter times the principal amount of its obligations outstanding to the Lenders.  As of September 30, 2008, the Company recorded $5.0 million and $2.5 million in short-term and long-term restricted cash, respectively, under this agreement.

As further disclosed in Note 3, the Company agreed to provide a letter of credit in the amount of $7.0 million as security for the deferred consideration related to the acquisition of assets related to the Avecia Acquisition.  This letter of credit will be payable upon the earlier to occur of the completion of a financing transaction in the amount of $15.0 million or more or eighteen months following the closing of the acquisition. As of September 30, 2008, the letter of credit is shown on the balance sheet as long-term restricted cash and is included in other long term liabilities as it is due to Avecia.

Short-Term Investments

Short-term investments consist of investment grade government agency and corporate debt securities due within one year. All investments are classified as available-for-sale and are recorded at market value. Unrealized gains and losses are reflected in other comprehensive income. The estimated fair value of the available-for-sale securities is determined based on quoted market prices or rates for similar instruments. Management reviews the Company’s investment portfolio on a regular basis and seeks guidance from its professional portfolio manager related to US and global market conditions. We assess the risk of impairment related to securities held in our investment portfolio on a regular basis and noted no impairment during the nine months ended September 30, 2008.  Additionally, the Company’s Audit Committee reviews the investment portfolio and strategy on an annual basis.

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

September 30, 2008

(unaudited)

Accounts Receivable

From inception to date, substantially all of PharmAthene’s accounts receivable have been associated with US Government contracts and grants. Amounts invoiced or recorded as billed under these programs but not yet collected are reported as outstanding accounts receivable.

While the Company has a policy to provide an allowance for any amount of accounts receivable which it determines to be uncollectible and to write off any uncollectible account when the likelihood of collection is determined to be not probable, the Company has not historically found it necessary to record any write-offs of accounts receivable or to record an allowance for uncollectible accounts. At September 30, 2008, the Company’s accounts receivable balance included approximately $10.9 million, including unbilled receivables of approximately $5.8 million, related to U.S Government contracts.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of patents and property and equipment.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which there is identifiable assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Revenue Recognition

The Company generates its revenue from two different types of contractual arrangements: cost-plus-fee contracts and cost reimbursable grants.  Revenues on cost-plus-fee contracts are recognized to the extent of costs incurred plus an estimate of the applicable fees earned.  The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. The Company analyzes each cost reimbursable grant to ensure reporting of revenues gross versus net is appropriate based on the guidance in the AICPA Federal Government Contractors Guide or the Financial Accounting Standards Board’s Emerging Issues Task Force Issue 99-19, Gross Versus Net, whichever is most appropriate.  For the three and nine months ended September 30, 2008, the Company recorded approximately $0.9 million and $1.7 million of costs reimbursed from the government as a reduction to research and development expense as they are viewed as reduction of research and development costs under the guidance.

The Company’s contracts may include the provisions of more than one of its services.  Collaborative research and development agreements can provide for one or more of up-front license fees, research payments, and milestone payments. In these situations, the Company recognizes revenue in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables.  Accordingly, for applicable arrangements, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values, with proper consideration given to the guidance provided by other authoritative literature.

Revenues from the achievement of research and development milestones, if deemed substantive, are recognized as revenue when the milestones are achieved and the milestone payments are due and collectible. If not deemed substantive, the Company recognizes such milestone as revenue on a straight-line basis over the remaining expected term of continued involvement in the research and development process. Milestones are considered substantive if all of the following conditions are met: (1) the milestone is non-refundable; (2) achievement of the milestone was not reasonably assured at the inception of the arrangement; (3) substantive effort is involved to achieve the milestone; and (4) the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone and any ongoing research and development or other services are priced at fair value. Payments received in advance of work performed are recorded as deferred revenue.

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

September 30, 2008

(unaudited)

Research and Development and Purchased In-Process Research and Development

Research and development costs include salaries, facilities expense, overhead expenses, material and supplies, pre-clinical expense, clinical trials and related clinical manufacturing expenses, stock-based compensation expense, contract services and other outside services.  On January 1, 2008, the Company adopted the Financial Accounting Standards Board’s Emerging Issues Task Force Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.  As of September 30, 2008, the Company has recorded $0.3 million in prepaid development costs relating to non-refundable advance payments.  All other costs are charged to expense, as incurred.

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

Employee share-based compensation expense recognized in the three and nine months ended September 30, 2008 and 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of either 7 percent or-16.3 percent, based on the Company’s historical option forfeitures.  SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Share-based compensation expense recognized under SFAS No. 123R for the three and nine month periods ended September 30, 2008 and 2007, respectively, was:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Research and development	$124,038	$28,272	$317,967	$92,445
General and administrative	784,030	94,793	1,658,530	212,098
Total share-based compensation expense	$908,068	$123,065	$1,976,497	$304,543

Share-based compensation expense, per common share:
Basic and diluted	$0.04	$0.01	$0.09	$0.06

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

September 30, 2008

(unaudited)

Basic and Diluted Net Loss Per Share

The Company applies Statement of Financial Accounting Standards No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share.  Basic net loss per share of common stock excludes dilution for potential common stock issuances and is computed by dividing net loss by the weighted-average number of shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities were exercised into common stock. However, for all periods presented, diluted net loss per share is the same as basic net loss attributable to common shareholders per share as the inclusion of weighted average shares of common stock issuable upon the exercise of stock options and warrants would be anti-dilutive. Securities outstanding in the amount of 16,229,900 shares for both the three and nine months ended September 30, 2008, respectively, and 15,168,000 for the three and nine months ended September 30, 2007, respectively, were excluded from the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(4,342,378)	$(316,914)	$(31,213,163)	$(8,488,125)
Dividends on and accretion of convertible preferred stock	—	(653,197)	—	(4,133,733)
Net loss available to common stockholders	$(4,342,378)	$(970,111)	$(31,213,163)	$(12,621,858)

Denominator:
Weighted-average shares of common stock outstanding - basic diluted	22,095,545	14,154,116	22,089,949	5,181,823

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

The Company adopted the provisions of Financials Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007.  The Company has analyzed tax positions in all jurisdictions where it is required to file an income tax return and has concluded that it does not have any material unrecognized tax benefits.  As a result, there were no material effects on our financials position or results of operations due to the implementation of FIN 48.  As of September 30, 2008, the Company has recognized a valuation allowance to the full extent of its deferred tax assets since the likelihood of realization of the benefit cannot be determined.  The Company believes that any of its uncertain tax positions would not result in adjustments to its effective income tax rate because likely corresponding adjustments to deferred tax assets would be offset by adjustments to recorded valuation allowances. We file a US federal income tax return as well as returns for various state and foreign jurisdictions. The Company’s income taxes have not been subject to examination in any tax jurisdiction since its inception.  Accordingly, all income tax returns filed by the Company are subject to examination in the relevant taxing jurisdictions.

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

September 30, 2008

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

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

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

Note 3 – Avecia Acquisition and Goodwill

On April 2, 2008, the Company completed the Avecia Acquisition, acquiring substantially all of the assets and assuming the liabilities exclusively associated with Avecia’s biodefense vaccines business in accordance with the terms of the Purchase Agreement, as amended, including certain products, patents, trademarks, domain names and other intellectual property, license agreements, contracts, goodwill and other intangibles. The transaction was valued at approximately $18.6 million, consisting of the initial consideration of $10.0 million in cash, deferred consideration of approximately $7.0 million, secured by a letter of credit, and transaction costs of approximately $1.6 million. The Purchase Agreement also provides for potential milestone considerations totaling $23.0 million and royalties of 1%-2.5% of net sales depending on product sales within the period of ten years from the consummation of the Avecia Acquisition.

The assets acquired were accounted for in accordance with the provisions of Statement of Financials Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). All of the tangible and intangible assets acquired and liabilities assumed of Avecia Vaccines were recorded at their estimated fair market values on the acquisition date. The preliminary purchase price was allocated as follows:

(in thousands)
Current assets	$5,340
Current liabilities	(5,417)
Goodwill	2,502
In-process research and development	16,131
Total purchase consideration	$18,556

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

September 30, 2008

(unaudited)

In connection with the transaction, the Company recorded, in the second quarter 2008, a charge of $15.9 million for acquired research projects associated with products in development for which, at the acquisition date, technological feasibility had not been established and, for accounting purposes, no alternative future use existed.  An additional charge of $0.2 million to acquired in-process research and development was recorded in the third quarter of 2008 as the Company revised its purchase price allocation.

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

The unaudited pro forma financial information for the nine months ended September 30, 2008 and 2007 combines the historical results for PharmAthene for the nine months ended September 30, 2008 and 2007 and the historical results for Avecia for the same periods. The unaudited pro forma financial information for the three months ended September 30, 2007 combines the historical results for PharmAthene for the three months ended September 30, 2007 and the historical results for Avecia for the same period. The unaudited financial information for the three months ended September 30, 2008 reflects the operations of the consolidated company post acquisition.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total revenue	$10,676	$12,254	$32,056	$35,325
Net loss	(4,342)	(86)	(31,602)	(7,794)
Basic and diluted net loss per share	$(0.20)	$(0.00)	$(1.43)	$(1.50)

Note 4 – Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financials Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”) which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

As of September 30, 2008, financial assets and liabilities subject to fair value measurements were as follows:

	As of September 30, 2008
	Level 1	Level 2	Level 3	Balance
Assets
Available-for-sale securities	$3,107,108	$—	$—	$3,107,108
Liabilities
Derivative	$—	$1,502	$—	$1,502

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

September 30, 2008

(unaudited)

The Company recognized gains of approximately $115,000 and approximately $505,000 on available-for sale securities investments for the three and nine months ended September 30, 2008, respectively.

Note 5 - Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2008	2007

Land	$529,763	$560,081
Building and leasehold improvements	5,528,385	5,670,628
Furniture, farm and office equipment	266,649	219,855
Laboratory equipment	833,509	866,084
Computer equipment	793,150	556,601
	7,951,457	7,873,249
Less accumulated depreciation	(1,760,364)	(1,302,225)
Property and equipment, net	$6,191,093	$6,571,024

Depreciation expense for the three months ended September 30, 2008 and 2007 was $164,547 and $157,164, respectively. Depreciation expense for the nine months ended September 30, 2008 and 2007 was $505,898 and $394,938, respectively.

Note 6 - Patents

In conjunction with the Company’s purchase of the assets of Nexia Biotechnologies Ltd. in March 2005 (the “Nexia Acquisition”), the Company recorded intangible assets related to patents of $1,407,000 with a useful life of eleven years. The gross carrying value and accumulated amortization, adjusted based on current foreign currency rates, was $1,665,984 and $537,762, respectively, at September 30, 2008. The gross carrying value and accumulated amortization, adjusted based on current foreign currency rates, was $1,761,329 and $448,338, respectively, at December 31, 2007. For the three months ended September 30, 2008 and 2007, the Company has recorded amortization expense of $40,862 and $52,256, respectively. For the nine months ended September 30, 2008 and 2007, the Company has recorded amortization expense of $135,527 and $123,775, respectively. Amortization expense related to the above intellectual property is expected to be approximately $127,910 per year for the next five years.

Note 7 – Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	September 30,	December 31,
	2008	2007

Accrued development expenses	$6,092,029	$1,486,918
Accrued other services	1,257,157	552,098
Accrued employee expenses	1,814,141	856,659
Restructuring liability	—	498,596
Deferred rent	49,262	46,754
Accrued interest	57,009	89,357
Other	30,365	72,504
Accrued expenses and other liabilities	$9,299,963	$3,602,886

Accrued expenses consist primarily of research and development activities and legal and professional services.

Note 8 - Long Term Debt

Convertible 8% Notes

The Convertible Notes accrue interest at an interest rate of 8% per annum, except in the event of a default in which instance the interest rate will increase to 12%.  The principal amount of the Notes and any accrued interest are convertible into shares of PharmAthene common stock at the option of the holder at any time based upon a conversion rate of $10.00 per share. The Notes have a maturity date of August 3, 2009.  The Company recognized interest expense of approximately $431,100 and $1.2 million on the Notes for the three and nine months ended September 30, 2008. For the three months ended September 30, 2007, the Company recognized interest expense of $243,100.  The Company recognized interest expense of approximately $84,600 and $558,000 for the three and nine months ended September 30, 2007 related to Former PharmAthene’s Bridge Notes.

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

September 30, 2008

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

The Loan Modification Agreement also amends the Loan Agreement to provide (i) that PharmAthene shall maintain, at all times, at a segregated account, at either Silicon Valley Bank or Silicon Valley Bank Securities, unrestricted and unencumbered cash or cash equivalents in the amount of at least one and one-quarter times the outstanding obligations of PharmAthene to the Lenders, (ii) that if PharmAthene or any of its affiliates creates or acquires any subsidiary, PharmAthene shall notify the Lenders and take all such action as to cause each domestic subsidiary to guarantee the obligations of PharmAthene under the Loan Agreement granting a continuing pledge and security interest in and to the assets of such subsidiary, (iii) that PharmAthene shall deliver to the Lenders a control agreement with M&T Bank granting the lenders a first perfected security interest in the accounts of PharmAthene held at M&T Bank and (iv) amending the definition of “material adverse change” under the Loan Agreement to provide that a material adverse change shall be a determination of the Lenders based upon information available to them and in their reasonable judgment that there is a reasonable likelihood that PharmAthene shall fail to comply with one or more of the financial covenants contained in the Loan Agreement.  As discussed in Note 2, the Company has recorded $5.0 million and $2.5 million in short-term and long-term restricted cash, respectively, in connection with provision (i) above.

The Company has recognized interest expense on this credit facility of approximately $203,500 and $693,700 for the three and nine months ended September 30, 2008.  The Company has recognized interest expense on this credit facility of approximately $294,700 and $592,500 for the three and nine months ended September 30, 2007.

Note 9 - Commitments and Contingencies

Leases

The Company leases offices in the United States under a 10 year office lease, which commenced on May 1, 2007. Additionally, with the Avecia Acquisition, the Company leases offices in the United Kingdom under a lease expiring in 2010. Remaining annual minimum payments are as follows:

2008	$157,000
2009	630,800
2010	603,300
2011	404,300
2012 and thereafter	2,450,400
$4,245,800

For the three months ended September 30, 2008 and 2007, total rent expense under operating lease agreements was approximately $197,700 and $231,200, respectively.  Total rent expense under operating lease agreements was approximately $598,600 and $410,600 for the nine months ended September 30, 2008 and 2007, respectively.

During September 2008, the Company entered into an agreement to lease additional office space at its headquarters in Annapolis, MD commencing in the first half of 2009.  The Company has the option to terminate this lease before December 31, 2008 but would be required to pay termination fees of either approximately $140,000 or $373,000 depending on when the Company elects to terminate the lease.

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

September 30, 2008

(unaudited)

License Agreements

In January 2006, the Company licensed certain patent rights from a research company. The license agreement required a $50,000 up-front payment. Additionally, the agreement provides for a sublicense fee of 20% and milestone payments of $25,000 upon the granting of a US patent, $200,000 upon the initiation of certain studies or trials, and $250,000 upon BLA approval. Upon commercialization, the license agreement requires royalty payments equal to a specified percentage of future sales of products for both government procurement and commercial market sales subject to the license through the expiration of the licensed patents. No sublicense fee or milestone payments have been incurred for the nine months ended September 30, 2008 and 2007, respectively.

In August 2006, the Company entered into a research and licensing agreement allowing for the licensing of certain patent rights from a research company. The agreement includes research expense reimbursement payments and certain development milestone payments. Upon commercialization, the license agreement requires royalty payments equal to a specified percentage of future sales of products for both government procurement and commercial market sales subject to the license through the expiration of the licensed patents. No research expense reimbursement payments or milestone payments have been incurred for the nine months ended September 30, 2008 and 2007, respectively.

In connection with the Nexia Acquisition, the Company acquired a license agreement originally executed in September 2004 for the rights to certain technologies. This agreement included an option to license product processing technology necessary to perform development of Protexia® as required under the Company’s government contract with the Department of Defense. The Company executed a new licensing agreement with a development company on March 12, 2007 which results in a license to all technology provided under the original agreement including the necessary purification technology previously included in an option and access to additional information and technology deemed to be essential for development of Protexia® and performance under the Department of Defense contract. Under the new agreement, the Company must pay initial license fees totaling $700,000 and royalty payments based on net sales, with $100,000 due in the first year. These expenses are eligible for reimbursement by the US Government under the contract with the Department of Defense. During 2007, the Company expensed $100,000 related to this agreement.  During the third quarter of 2008, the Company expensed an additional $200,000 related to this agreement.

In connection with the Avecia Acquisition, the Company acquired license agreements with The Defence Science and Technology Laboratory of the United Kingdom Ministry of Defence (“DSTL”) originally executed May and December 2006 for the rights to certain technologies. These agreements allow for the licensing of certain patents and technology necessary to perform development of the rPA and rYP programs as required under the Company’s government contracts with the NIAID. Upon commercialization, the license agreements require that PharmAthene make royalty payments equal to a specified percentage of future sales of products for both government procurement and commercial markets. No payments on these licenses have been incurred.

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

Under the terms of the agreement, Medarex and PharmAthene have agreed jointly to continue to investigate the potential for MDX-1303 to be used as a therapeutic for individuals with active disease as well as for prophylactic treatment of individuals exposed to anthrax. For the three months ended September 30, 2008 and 2007, PharmAthene recorded research and development expenses of approximately $103,000 and $106,600 related to the development activities for MDX-1303. Research and development expenses under this agreement of approximately $315,000 and $526,100 were recorded for the nine months ended September 30, 2008 and 2007, respectively. PharmAthene is fully responsible for funding all future research and development activities that are not supported by government funds. The companies will share future profits, if any, according to a pre-agreed allocation percentage.

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

September 30, 2008

(unaudited)

Note 11– Stockholders’ Equity

2002 Long-Term Incentive Plan

In connection with the Merger, the Company assumed awards that were granted by Former PharmAthene under Former PharmAthene’s 2002 Long-Term Incentive Plan (the “2002 Plan”) which provided for the grant of incentive stock options, restricted common stock and stock appreciation rights.  Under the 2002 Plan, option awards were granted to eligible employees, officers, directors and consultants. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on selected inputs. The board of directors of Former PharmAthene established the vesting schedule for the awards. Grants made to new employees upon commencement of employment, typically provided for annual vesting of 25% of shares on the first anniversary date of hire. For annual grants to existing employees, grants typically provided for monthly vesting over four years. These options had a maximum term of no more than 10 years.  As of September 30, 2008, an aggregate of 400,876 shares of common stock are reserved for issuance upon the exercise of outstanding assumed awards.  The 2002 Plan was not assumed by the Company in connection with the Merger. No further grants are being made under the 2002 Plan.

The following tables summarize the activity of the 2002 Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term

Outstanding, January 1, 2007	404,314	$3.64	7.7 years
Granted	121,950	3.90
Exercised	67	3.90
Forfeited	(84,340)	4.10
Outstanding, December 31, 2007	441,857	$3.67	7.7 years
Granted	—
Exercised	—
Forfeited	(40,981)	3.69
Outstanding, September 30, 2008	400,876	$3.69	6.7 years
Exercisable, September 30, 2008	304,839	$3.50	6.7 years

Vested and expected to vest, September 30, 2008	336,736

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

On August 30, 2007, the Board of Directors of the Company granted to the Company’s Chief Executive Officer options to purchase 780,000 shares of common stock pursuant to the 2007 Plan at an exercise price of $5.36 per share, determined as the closing price of the Company’s common stock on such date, and granted him 100,000 restricted shares of common stock.  The options have a term of ten years and both the options and restricted stock award vest over a five year period with 25% vesting on the first anniversary of the grant, and the remainder vesting monthly on a pro rata basis over the succeeding 48 months following the first anniversary.

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

September 30, 2008

(unaudited)

The following tables summarize the activity of the 2007 Plan as related to option awards:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term

Outstanding, January 1, 2007	—	$—	—
Granted	2,356,867	5.25	9.5 years
Exercised	—	—
Forfeited	(54,717)	5.20
Outstanding, December 31, 2007	2,302,150	$5.25	9.5 years

Granted	1,336,750	$2.75	9.6 years
Exercised	—	—
Forfeited	(55,677)	5.17
Outstanding, September 30, 2008	3,583,223	4.12	9.2 years
Exercisable, September 30, 2008	326,721	$5.20	9.2 years

Vested and expected to vest, September 30, 2008	3,009,907

The following tables summarize the activity of the 2007 Plan as related to restricted stock awards:

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term
Restricted Shares
Outstanding, January 1, 2007	—	$—	—
Granted	216,836	5.27	9.9 years
Vested	—	—
Forfeited	(1,529)	5.20
Outstanding, December 31, 2007	215,307	$5.27	9.9 years
Granted	17,500	3.18	9.7 years
Vested	(26,563)	5.36
Forfeited	—	—
Outstanding, September 30, 2008	206,244	$5.12	8.9 years
		$

Vested and expected to vest, September 30, 2008	218,370	5.36

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

September 30, 2008

(unaudited)

Valuation assumptions used to determine fair value of share-based compensation

The fair value for the 2008 and 2007 awards were estimated at the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	September 30,
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

•                  Expected life:  The expected term of the awards represents the period of time that the awards are expected to be outstanding.  We use historical data and expectations for the future to estimate employee exercise and post-vest termination behavior and do not stratify employees into multiple groups.

Unit Purchase Option

In connection with the initial public offering, the underwriters paid $100 for an option to purchase up to a total of 225,000 units.  The units issuable upon exercise of this option are identical to those offered in the initial public offering (i.e. each unit consists of one share of common stock and one warrant) except that the associated warrants have a different exercise price as further discussed in the warrant section below.  This option became exercisable at $10.00 per unit on August 3, 2007, and expires on July 28, 2010.  The exercise price and number of units issuable upon the exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation.

Under an amendment to the unit purchase option agreement, the Company is not obligated to pay cash or other consideration to the holders of the unit purchase option or “net-cash settle” the obligation of HAQ under the unit purchase option.

Warrants

In connection HAQ’s initial public offering in 2005, HAQ sold 9.4 million warrants to acquire shares of common stock at an exercise price of $6.00  Each warrant entitles the holder to purchase from the Company one share of common stock and expires four years from the effective date of the offerings on July 28, 2009.  Furthermore, in connection with the initial public offering, HAQ issued to the representative of the underwriters an option to purchase up to a total of 225,000 units (as discussed above).  Underlying the units are 225,000 shares of common stock and 225,000 warrants to acquire shares of common stock at an exercise price of $7.50 per share.

Pursuant to the credit facility further discussed in Note 8, the Company issued 100,778 common stock warrants with an exercise price of $4.06 per share.

PHARMATHENE, INC.

Notes to Consolidated Financial Statements

September 30, 2008

(unaudited)

Note 12 – Subsequent Events

On September 30, 2008 PharmAthene signed a securities purchase agreement with Kelisia Holdings Ltd., an indirect wholly-owned subsidiary of Panacea Biotec Limited, pursuant to which Kelisia acquired 3,733,334 shares of PharmAthene common stock at a negotiated price of $3.50 per share and a 12-month warrant to purchase up to 2,745,098 additional shares of PharmAthene common stock at an exercise price of $5.10 per share.  The Company received gross proceeds from this transaction, which closed on October 10, 2008, of approximately $13.1 million.

Upon the closing of the transaction, Panacea Biotec, through its subsidiary Kelisia, owns approximately 14.5% of PharmAthene’s issued and outstanding common stock.  While the warrant gives Kelisia the right to purchase up to an additional 2,745,098 shares, this right is subject to a stock ownership cap, following any warrant exercise, of 19.99% of PharmAthene’s issued and outstanding common stock as of such exercise date.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  This information may involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  These risks, uncertainties and other factors include, but are not limited to, risk associated with the reliability of the results of the studies relating to human safety and possible adverse effects resulting from the administration of the Company’s product candidates, unexpected funding delays and/or reductions or elimination of U.S. government funding for one or more of the Company’s development programs, including without limitation our bid related to SparVax™ under the DHHS Request for Proposals for an Anthrax Recombinant Protective Antigen (rPA) Vaccine for the Strategic National Stockpile, the award of government contracts to our competitors, unforeseen safety issues, challenges related to the development, scale-up, and/or process validation of manufacturing processes for our product candidates, unexpected  determinations that these product candidates prove not to be effective and/or capable of being marketed as products, as well as risks detailed from time to time in PharmAthene’s Forms 10-K and 10-Q under the caption “Risk Factors” and in its other reports filed with the U.S. Securities and Exchange Commission (the “SEC”). Forward-looking statements describe management’s current expectations regarding our future plans, strategies and objectives and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,”  “project,” “potential” or “plan”  or the negative of these words or other variations on these words or comparable terminology.  Such statements include, but are not limited to, statements about potential future government contract or grant awards, potential payments under government contracts or grants, potential regulatory approvals, future product advancements, anticipated financial or operational results and expected benefits from our acquisition of the biodefense vaccines business (“Avecia Acquisition”) from Avecia Biologics Limited and certain of its affiliates (“Avecia”).  Forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in the forward-looking statements will come to pass.

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

The following discussion should be read in conjunction with the consolidated financial statements for the Company which present PharmAthene’s results of operations for the three and nine month periods ended September 30, 2008 and 2007 as well as its financial positions at September 30, 2008 and December 31, 2007, contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008, including the consolidated financial statements contained therein, and the Form 8-K/A filed on June 19, 2008 presenting the period historical financial statements for the vaccines business acquired from Avecia Biologics.

Overview

PharmAthene is a biodefense company engaged in the development and commercialization of medical countermeasures against biological and chemical weapons. In addition to our own efforts, we collaborate with pharmaceutical companies to support clinical development of product candidates.  We currently have five product candidates in various stages of development:

•                  SparVax™ - a second generation recombinant protective antigen (“rPA”) anthrax vaccine,

•                  Valortim®, a fully human monoclonal antibody (an identical population of highly specific antibodies produced from a single clone) for the prevention and treatment of anthrax infection,

•                  Protexia®, which mimics a natural bioscavenger for the treatment or prevention of nerve agent poisoning by organophosphate compounds, including nerve gases and pesticides,

•                  RypVax™ - a recombinant dual antigen vaccine for pneumonic and bubonic plague (“rYP”), and

•                  a third generation rPA anthrax vaccine.

Our lead product candidate, SparVax™, is a second generation recombinant (produced using genetic engineering technology) version of Protective Antigen for use against human anthrax infection.  It is intended to be used to protect individuals before and potentially after exposure to the Bacillus anthracis (the anthrax bacterium).  Phase I and Phase II clinical trials involving over 700 healthy adult human subjects have been completed with the clinical trials showing that SparVax™ is safe, well tolerated and induces an immune response in humans.  Earlier preclinical studies have demonstrated that SparVax™ can protect non-human primates against a lethal aerosol challenge of Ames strain anthrax spores.

On February 29, 2008, the U.S. Department of Health and Human Services issued a formal Request for Proposal (RFP-BARDA-08015) for an “Anthrax Recombinant Protective Antigen (rPA) Vaccine for the Strategic National Stockpile”, which includes a requisition for 25 million doses of an rPA anthrax vaccine.  We submitted a response to this solicitation on July 31, 2008.

Valortim®, our second most advanced product candidate, is a fully human monoclonal antibody designed to protect against and treat human inhalation anthrax, the most lethal form of infection caused by the Bacillus anthracis bacterium. The Company is co-developing Valortim® with Medarex, Inc., a biopharmaceutical company that specializes in developing fully human antibody-based therapeutic products, and will share with Medarex any profits derived from sales of Valortim®.  Preclinical studies in animal models have demonstrated Valortim® to be effective as both a prophylaxis and a therapeutic for inhalation anthrax infection. The Company and Medarex have completed dosing of healthy volunteers in a Phase I open-label, dose-escalation clinical trial to evaluate the safety, tolerability, immunogenicity (eliciting an undesired immune response), and pharmacokinetics (the study of absorption, metabolism and action of drugs) of a single dose of Valortim® administered intravenously or intramuscularly. No drug-related serious adverse events were reported. Final results from the Phase I trial were presented at the Infectious Disease Society of America meeting in October 2006. Valortim® was granted Fast Track Status by the U.S. Food and Drug Administration (the “FDA”), which may permit the Company to submit portions of a Biologics License Application (“BLA”) or efficacy supplement before the complete BLA is submitted. Fast Track Status can expedite the review process depending upon whether the FDA has sufficient resources to review the portions submitted. In addition, the FDA granted Valortim® orphan drug status for the treatment of inhalation anthrax. On September 28, 2007, the NIAID and the Biomedical Advanced Research and Development Authority (“BARDA”) awarded to PharmAthene a $13.9 million contract for the advanced development of Valortim® as an anti-toxin therapeutic to treat inhalation anthrax infection, of which $0.7 million have been received through September 30, 2008. The contract will continue to be funded in installments through fiscal year 2009.

Protexia®, our nerve agent countermeasure, is a recombinant form of human butyrylcholinesterase, a naturally occurring enzyme (“BChE”), for use in the prophylaxis and treatment of organophosphate chemical nerve agent poisoning. Preclinical studies in animal models suggest that Protexia® may be effective prophylactically and therapeutically for chemical nerve agent poisoning.  We filed an Investigational New Drug application, or IND, with the FDA in the third quarter of 2008 and began a Phase I clinical trial in humans in October 2008.

The procurement process for the scale-up development and sale of Protexia® is already underway with the U.S. Department of Defense (the “DoD”), the department charged with purchasing biodefense countermeasures for military use. The DoD requested competitive bids in a Request for Proposal for a recombinant form of BChE drug for the prophylaxis treatment of chemical nerve agent poisoning, which we submitted in November 2005.  In September 2006, the Company was awarded a multi-year contract by the DoD.  The contract provides an initial $41 million for the advanced development of Protexia® through March 2009 and, thereafter, the U.S. Government, at its sole discretion, may elect to continue development assistance with further funding of $65 million. Assuming development milestones are met and contract extensions are exercised by the U.S. Government, at its sole discretion, and that the U.S. Government elects to procure an initial 90,000 doses of Protexia® from PharmAthene, we could receive up to $219 million in total funding under this contract (including the $41 million and $65 million disclosed above for advanced development), of which $31.5 million has been received through September 30, 2008.

RypVax™ is a recombinant dual antigen plague vaccine intended to be used to protect individuals before exposure to Yersinia pestis (the bacterium that causes plague).  In the war fighter, vaccination is anticipated to take place before deployment, to be administered in two or three doses over several weeks, and to be sufficient to induce protective immunity.  This vaccine candidate has successfully completed three Phase I clinical trials in healthy adult human subjects.  The Phase I trials demonstrated that RypVax™ is safe, well tolerated and elicits an immune response. In preclinical animal models, RypVax™ demonstrated the ability to fully protect against a lethal aerosol challenge.

In 2004, Avecia Vaccines was awarded a multi-year contract, valued at up to approximately $50 million, from the NIAID to support the advanced development of the plague vaccine for military use. PharmAthene acquired this contract as part of the Avecia Acquisition.  As of September 30, 2008, $33.3 million has been received by Avecia Vaccines and PharmAthene under this contract. Future government funding for RypVax™ beyond our existing contract (which expires in the first half of 2010) remains uncertain at this time.

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

Two grants from the NIH made in 2005 and 2007 in the aggregate amount of $6.9 million for funding of research activities through April 2009 have supported the development of our third generation anthrax vaccine candidate.  On September 25, 2008, we were awarded a contract by the National Institutes of Health, National Institute of Allergy and Infectious Diseases (“NIAID”) for additional development work on our third generation rPA anthrax vaccine.  We expect to receive funding of up to approximately $13.2 million during the initial three year base period of the contract.  Assuming all development milestones are met and all contract extensions are exercised by NIAID at its sole discretion, PharmAthene could receive up to approximately $83.9 million over a nine year period (including the base period) under this contract, which includes a cost reimbursement component and a fixed fee component payable upon achievement of certain milestone events.

For the next several years, we believe our main customer will be national governments, primarily the U.S. Government.  Currently, the U.S. Government may, at its discretion, purchase critical biodefense products for the U.S. Strategic National Stockpile prior to FDA approval based on Emergency Use Authorization enabled under the Project Bioshield legislation.  On an ongoing basis we monitor notices for requests for proposal, grants and other potential sources of government funding that could potentially support the development and commercialization of our product candidates.  Nevertheless, changes in government budgets, priorities and agendas as well as political pressures could result in a reduction in overall government financial support for the biodefense sector in general and/or specifically the product candidates we are developing.  Our existing contracts with the government typically contain provisions that permit the government unilaterally to cancel or reduce the scope of these contracts. (For further information, see “Risk Factors — Risks Related to Our Business — U.S. government agencies have special contracting requirements which give them the ability to unilaterally control our contracts.”) As a result, further development of our product candidates and ultimate product sales to the government could be delayed or stopped altogether.

Recent Events

Strategic Financing with Panacea Biotec Subsidiary

On September 30, 2008 we signed a securities purchase agreement with Kelisia Holdings Ltd., an wholly-owned subsidiary of Panacea Biotec Limited, pursuant to which Kelisia acquired approximately 3.73 million shares of PharmAthene common stock at a negotiated price of $3.50 per share and a 12-month warrant to purchase up to approximately 2.75 million additional shares of PharmAthene common stock at an exercise price of $5.10 per share.  We received gross proceeds from this transaction, which closed on October 10, 2008, of approximately $13.1 million.

Upon the closing of the transaction, Panacea Biotec, through its subsidiary Kelisia, owned approximately 14.5% of PharmAthene’s issued and outstanding common stock.  While the warrant gives Kelisia the right to purchase up to an additional 2,745,098 shares, this right is subject to a stock ownership cap, following any warrant exercise, of 19.99% of PharmAthene’s issued and outstanding common stock as of such exercise date.

  PharmAthene and Kelisia also entered into an investor rights agreement in connection with the strategic financing, which provides Kelisia with registration rights in connection with the shares issued at closing and issuable upon exercise of the warrant.  In addition, the investor rights agreement grants rights to Kelisia to maintain its ownership percentage by purchasing shares of all common stock, preferred stock or securities convertible or exchangeable into common stock that we issue in private placements within three years of the closing (except issuances in connection with M&A transactions, employee benefit plans, commercial financing transactions, strategic alliances and in certain other circumstances).  Furthermore, for a three year period following the closing, Kelisia, Panacea Biotec and their affiliates are prohibited from purchasing, offering to purchase, entering into any agreement relating to the purchase of, or otherwise engaging in any transaction relating to, any of our securities.  Kelisia and its affiliates are also subject to certain restrictions on transferring the warrant, the shares issued at closing and issuable upon exercise of the warrant, and any rights in the warrant or such shares.

In a related agreement, (i) Panacea Biotec has agreed, among other things, to continue to have at least a majority ownership of Kelisia while Kelisia owns at least 500,000 of our shares, and (ii) both Panacea Biotec and PharmAthene have agreed to engage in discussions from time to time relating to, among other things, the manufacture and/or process development by Panacea Biotec of a portion of our proprietary biodefense medical countermeasures under development and Panacea Biotec has granted us a right of first negotiation with respect to the possible commercialization and marketing of certain of Panacea Biotec’s products.

Results of Operations

Revenue

The Company recognized revenues of $10.7 million and $3.4 million during the three months ended September 30, 2008 and 2007, respectively.  For the nine months ended September 30, 2008 and 2007, the Company recognized revenues of $27.4 million and $8.7 million, respectively. These revenues consisted primarily of contract funding from the U.S. Government for the development of Protexia®, SparVax™ and RypVax™.  As a result of the Avecia Acquisition in the second quarter of 2008, and particularly the acquired U.S. Government contracts supporting the development of the SparVax™, third generation rPA and RypVax™ product candidates, revenues for the three and nine month periods ended September 30, 2008 were further boosted by $5.5 million and $8.9 million, respectively.

During the three and nine months ended September 30, 2008 and 2007, PharmAthene recognized revenues related to U.S. Government awarded contracts and grants as follows:

•                  Under the Company’s September 2006 contract for the advanced development of Protexia®, the Company recognized $4.9 million and $3.4 million of revenue for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, revenue recognized under this contract was $17.6 million and $8.6 million, respectively.

•                  Under the September 2007 contract for the advanced development of Valortim®, the Company recognized $0.5 million and $1.0 million of revenue in the three and nine months ended September 30, 2008, respectively. No amounts were recognized during the corresponding periods in 2007.

•                  Under our contract for the development of SparVax™, which the Company acquired as part of the Avecia Acquisition, the Company recognized approximately $3.8 million and $6.0 million of revenue for the three and nine months ended September 30, 2008, respectively. Revenue for the three months ended September 30, 2008 includes approximately $0.6 million of revenue relating to research conducted during the quarter ended June 30, 2008 for the anthrax program.  The associated costs for this research were accrued during the quarter ended June 30, 2008.

•                  Under the contract for the advanced development of a plague vaccine RypVax™, which the Company acquired as part of the Avecia Acquisition, the Company recognized approximately $1.6 million and $2.9 million of revenue for the three and nine months ended September 30, 2008, respectively. Revenue for the three months ended September 30, 2008 includes approximately $0.2 million of revenue relating to research conducted during the quarter ended June 30, 2008 for the plague program.  The associated costs for this research were accrued during the quarter ended June 30, 2008.

Research and Development Expenses

The Company’s research and development expenses were $9.4 million and $3.6 million for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, expenses related to research and development activities were $26.5 million and $10.7 million, respectively.  These expenses resulted from research and development activities related to programs for Valortim® and for Protexia®, as well as expenses related to the SparVax™ and RypVax™ programs which were acquired in the second quarter of 2008. These research and development expenses are primarily funded through US Government contracts and grant awards.  The Company incurred both direct expenses, which included salaries and other costs of personnel, raw materials and supplies, and indirect expenses. We also incurred third-party costs, such as contract research, consulting and clinical development costs for individual projects.

Research and development expenses for the three months ended September 30, 2008 and 2007, respectively, were attributable to research programs as follows:

	Three months ended September 30,
(amounts in millions)	2008	2007
Anthrax vaccines	$4.1	$0.6
Chemical nerve agent protectants	3.1	2.6
Recombinant dual antigen plague vaccine	2.0	—
Internal research and development	0.2	0.4
Total research and development expenses	$9.4	$3.6

Research and development expenses for the nine months ended September 30, 2008 and 2007, respectively, were attributable to research programs as follows:

	Nine months ended September 30,
(amounts in millions)	2008	2007
Anthrax vaccines	$11.5	$2.1
Chemical nerve agent protectants	10.4	7.2
Recombinant dual antigen plague vaccine	4.1	—
Internal research and development	0.5	1.4
Total research and development expenses	$26.5	$10.7

Research and development expense increased $5.8 million for the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007 primarily as a result of increased process development, manufacturing activities and clinical development of Anthrax vaccines of $3.1 million. Additionally, the Company incurred costs related to manufacturing and clinical development associated with the recombinant dual antigen vaccine program acquired from Avecia Vaccines in the second quarter of 2008 of approximately $2.0 million.  Research and development costs further increased as a result of additional internal resource costs. For the nine months ended September 30, 2008, research and development costs increased $15.8 million as compared to the nine months ended September 30, 2007.  In addition to the $9.7 million of costs incurred due to newly acquired programs, anthrax vaccine program expense increased $2.5 million as a result of increased development activity to date this year, and chemical nerve agent protectant program expenses increased $2.7 million as a result of increased process development and manufacturing activities.  Research and development costs further increased as a result of additional internal resource costs.

The research and development expense amounts disclosed above for the three and nine months ended September 30, 2008 are net of the following cost reimbursements under PharmAthene’s government grants - See Note 2 to our Financial Statements - Summary of Significant Accounting Policies – Revenue Recognition:

•                  In October 2006, the National Institutes of Health (NIH) Countermeasures Against Chemical Threats (Counter ACT) Research Network awarded a $1.7 million grant to support continued development of Protexia®.  The Company recognizes cost reimbursements under this contract as a reduction to offset research expenses. Through September 30, 2008, $0.1 million of funding on this grant has been recognized as an offset to research and development costs.

•                  The Company was awarded approximately $2.7 million in congressional appropriations from the United Stated Army Medical Research and Material Command (USAMRMC) for the development to advance the Valortim® program. We recognized cost reimbursements of approximately $0.3 million and $0.8 million under this funding as a reduction to offset research expenses for the three and nine month periods ended September 30, 2008, respectively, and approximately $0.1 million for the nine months ended September 2007.

•                  PharmAthene recognized cost reimbursements of approximately $0.6 million and $0.9 million under the NIH grant funding for development of its third generation anthrax vaccine candidate, which it acquired from Avecia Vaccines in the second quarter of 2008, as a reduction to offset research expenses for the three and nine months ended September 30, 2008.

Internal research and development costs include activities related to the development of future programs, support costs for internal resources and non-cash stock compensation expenses.

General and Administrative Expenses

General and administrative functions for the Company include executive management, finance and administration, government affairs and regulations, corporate development, human resources, legal, and compliance. For each function, the Company may incur direct expenses such as salaries, supplies and third-party consulting and other external costs and non-cash expenditures such as expense related to stock option awards. Indirect costs such as facilities, utilities and other administrative overhead are also included in general and administrative expenses.

Expenses associated with general and administrative functions for the Company were $4.8 million and $3.2 million for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, the Company incurred general and administrative costs of $14.7 million and $8.6 million, respectively.  These amounts include non-cash stock compensation expense of $0.8 million and $0.1 million for the three months ended September 30, 2008 and 2007, respectively, and $1.7 million and $0.2 million for the nine months ended September 30, 2008 and 2007, respectively.

General and administrative expenses increased $1.6 million for the three months ended September 30,  2008 as compared to the three months ended September 30, 2007 primarily due to increased stock compensation expense (non-cash expenditure) of $0.7 million and an additional $0.6 million due to higher legal costs associated with compliance and operating as a publicly traded entity and  increased employee costs of $0.3 million resulting from the additional headcount acquired through the Avecia Acquisition. Expenses related to general and administrative activities increased $6.1 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.  This increase in expenses resulted primarily from increased employee costs, including travel expenses, of $2.8 million, increased non-cash stock compensation expense of $1.4 million and an additional $1.7 million in consulting and legal services associated with compliance and operating as a publicly traded entity, costs related to preparing and submitting various bids and proposals and litigation efforts.

Acquired In-process Research and Development

For the nine months ended September 30, 2008, PharmAthene recorded acquired in-process research and development of $16.1 million associated with the Avecia Acquisition. PharmAthene paid a total purchase consideration of $17.0 million, with the acquisition valued at $18.6 million after the inclusion of acquisition costs. The $16.1 million represented the value of the purchase attributable to the development programs and technology, which was determined to have no future alternative use and was charged to acquired in-process research and development.

Depreciation and Intangible Amortization

Depreciation and intangible amortization expense was $0.2 million and $0.2 million for the three months ended September 30, 2008 and 2007, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2008 and 2007, respectively.  Depreciation expense for the three months ended September 30, 2008 and 2007 was $0.2 million and $0.2 million respectively, and for the nine months ended September 30, 2008 and 2007 was $0.5 million and $0.4 million, respectively.  Depreciation expenses result primarily from farm building improvements, leasehold improvements related to newly leased office space and lab equipment.

For the nine months ended September 30, 2008 and 2007, PharmAthene incurred amortization expense of $0.1 million  and $0.1 million, respectively.

Other Income and Expenses

Other income and expenses primarily consists of income on the Company’s investments, interest expense on the Company’s debt and other financial obligations and the change in market value of our derivative financial instruments. For the three months ended September 30, 2008 and 2007, the Company’s interest income was $0.2 million and $0.3 million, respectively. For the nine months ended September 30, 2008 and 2007, PharmAthene recognized interest income of $1.0 million and $0.4 million, respectively. The increase in interest income for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 resulted from higher average investment balances in the first nine months of 2008 as a result of the $58.7 million cash proceeds from the Merger received in September 2007.

The Company incurred interest expense of $0.6 million and $0.6 million for the three months ended September 30, 2008 and 2007, respectively. Interest expense for the nine months ended September 30, 2008 and 2007 was $1.9 million and $1.4 million, respectively.  Interest expense results primarily from PharmAthene’s outstanding 8% convertible notes and its $10.0 million credit facility.

During the fiscal year ended December 31, 2006, the Company originally issued 8% convertible notes in an aggregate principal amount of $11.8 million. These notes plus accrued interest were converted into new convertible 8% notes (the “Notes”) in an aggregate principal amount of $12.3 million in conjunction with the Merger on August 3, 2007. The Company recognized interest expense related to the Notes of $0.4 million and $1.2 million for the three and nine months ended September 30, 2008, respectively, and $0.2 million for both the three and nine months ended September 30, 2007.

The Company entered into a $10.0 million credit facility on March 30, 2007 with Silicon Valley Bank and Oxford Financial Corporation.  The Company recognized interest expense of $0.2 million and $0.7 million related to this facility for the three and nine months ended September 30, 2008, respectively.  For the three and nine months ended September 30, 2007, the Company recognized interest expense of $0.3 million and $0.6 million, respectively.

PharmAthene recorded a change in market value of $0.1 million related to the conversion feature of its Notes for the nine months ended September 30, 2008.

Liquidity and Capital Resources

Overview

The Company’s primary cash requirements are to fund its research and development programs, general and administrative expense, and acquisition activity. Our cash requirements in future periods could change materially as a result of changes in our business and strategy. These changes could arise from our management team’s evaluation of our business strategy, the progress of our research and development activities and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

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

Our consolidated financial statements have been prepared on a basis which assumes that PharmAthene will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative net losses and expects to incur additional losses in conducting further research and development activities. The Company does not have commercial products and, given the substantial costs relating to the development of pharmaceutical products, has comparatively limited capital resources. Our plans with regard to these matters include continued development of our products as well as seeking additional funds to support our research and development efforts. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient financing on commercially reasonable terms or at all or that we will be able to secure additional funding through government contracts and grants.

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

At our current rate of cash consumption, if we do not access sufficient additional funding through contracts and grants with the U.S. and foreign governments, and we do not defer or renegotiate repayment of the outstanding Notes in the amount of $12.9 million as of September 30, 2008, we will need to engage in one or more additional financing transactions of the types listed above by no later than August 3, 2009, the current maturity date of the Notes.

Sources and Uses of Cash

Cash and cash equivalents for the Company were $10.1 million and $40.6 million at September 30, 2008 and December 31, 2007, respectively. The $30.4 million decrease in cash and cash equivalents as of September 30, 2008 from December 31, 2007 primarily was attributable to (i) the Avecia Acquisition, in connection with which we paid an initial consideration of $10.0 million and funded the $7.0 million letter of credit, (ii) $7.5 million funding of restricted cash obligations per our amended loan agreement with  Silicon Valley Bank and Oxford Finance Corporation,  (iii)  the repayment of debt, and (iv)  the funding of operations.

On October 10, 2008, in exchange for gross proceeds of $13,066,669, PharmAthene sold and issued to a subsidiary of Panacea Biotec 3,733,334 shares of PharmAthene common stock and a 12-month warrant to purchase up to 2,745,098 additional shares of PharmAthene common stock at an exercise price of $5.10 per share (subject to a stock ownership cap, following any warrant exercises, of 19.99% of PharmAthene’s issued and outstanding common stock as of such exercise date).

Operating Activities

Net cash used in operating activities was $9.4 million and $7.8 million for the nine months ended September 30, 2008 and 2007, respectively. Cash used in operations during the nine months ended September 30, 2008 reflects a net loss after the effect of non-cash adjustments of $11.3 million, an increase in accounts receivable of $1.5 million, and an increase in accrued expenses and accounts payable of $3.6 million. Non-cash adjustments for the nine months ended September 30, 2008 included a write off of acquired in-process research and development of $16.1 million as a result of the Avecia Acquisition, non-cash stock compensation expense of $2.0  million and non-cash interest expense of $1.3 million related to our convertible notes. Accounts receivable increased due to contract award receivables due from NIAID related to the further development of SparVax™ and RypVax™ under contracts acquired in the second quarter of 2008 as part of the Avecia Acquisition and from DoD related to increased activities for the advanced development of Protexia®. Accounts payable and accrued expenses increased due to increased development activities primarily related to SparVax™ and RypVax™, $0.7 million compliance-related and financing activities and approximately $1.3 million for the accrual of performance-based employee bonuses.

Cash used in operations during the nine months ended September 30, 2007 resulted primarily from a net loss after the effect of non-cash adjustments of $11.3 million and increased accounts receivable of approximately $1.6 million due to contract award receivables.  These increases were partially offset by increased accounts payable and accrued expenses of approximately $4.8 million resulting from increased development activities and Merger related costs. Non cash adjustments for the nine months ended September 30, 2008 included a $2.4 million charge that resulted from the cancellation of Former PharmAthene’s preferred stock warrants and a $1.2 million gain on the extinguishment of debt.

Investing Activities

Net cash used in investing activities was $17.5 million for the nine months ended September 30, 2008 as compared to $1.0 million for the nine months ended September 30, 2007. In the first nine months of 2008, the Company paid $10 million to Avecia and funded a $7 million letter of credit in connection with the Avecia Acquisition. Additionally, during the first nine months of 2008, the Company incurred approximately $1.6 million related to transactions costs incurred as a result of the Avecia Acquisition. In order to fund the Avecia Acquisition transaction and the restricted cash obligations pursuant to the Loan Modification Agreement, approximately $20.6 million of available-for-sale securities were sold.

All investing activities in the first nine months of 2007 related to the purchase of property and equipment. The Company finances capital expenditures primarily through direct purchases utilizing the Company’s existing cash.

Financing Activities

Net cash used by financing activities was $3.2 million for the nine months ended September 30, 2008 as compared to net cash provided by financing activities of $63.9 million for the nine months ended September 30, 2007. The Company made principal repayments of $3.0 million under outstanding credit facilities for the nine months ended September 30, 2008.

PharmAthene is a party to a $10 million secured credit facility evidenced by a Loan and Security Agreement, dated as of March 30, 2007 (the “Loan Agreement”), with Silicon Valley Bank and Oxford Finance Corporation (together, the “Lenders”).  Under the credit facility, the Company has borrowed $10 million, which bears interest at an annual rate of 11.5%.

The Loan Agreement contains customary affirmative and negative covenants which, among other things, restrict the Company’s ability to undertake certain acquisitions, incur certain indebtedness or make certain investments.  As a consequence, PharmAthene sought to obtain the consent of its Lenders to the Avecia Acquisition and entered into a Consent and First Loan Modification Agreement, dated as of March 20, 2008, with the Lenders.  The Company has made principal repayments of $4.0 million through September 30, 2008.

Net cash provided by financing was $63.9 million for the three months ended September 30, 2007.  The 2007 cash provided in financing results from the $58.7 million in cash proceeds from the reverse merger with Healthcare Acquisition Corporation, and the $10 million credit facility partially offset by $4.8 million in merger related costs.

Future Cash Needs

Since inception in March 2001, we have not generated positive cash flow.  To bridge the gap between payments made to us under our government contracts and grants and our operating and capital needs, we have had to rely on a variety of financing sources, including the issuance of equity securities and convertible notes, proceeds from loans and other borrowings, and the trust funds obtained in the Merger. For the foreseeable future, we will continue to need to utilize these types of financing vehicles and potentially others to help fund our future operating and capital requirements.  In evaluating alternative sources of financing, we consider, among other things, the dilutive impact, if any, on our stockholders, the ability to leverage stockholder returns through debt financing, the particular terms and conditions of each alternative financing arrangement and our ability to service our obligations under such financing arrangements.  As disclosed under “Recent Events” above, we recently received gross proceeds of approximately $13.1 million from the strategic investment by Panacea Biotec’s subsidiary.  At our current rate of cash consumption, however, if we do not access sufficient additional funding through contracts and grants with the U.S. and foreign governments, and we do not defer or renegotiate repayment of the outstanding Notes in the amount of $12.9 million as of September 30, 2008, we will need to engage in one or more additional financing transactions of the types listed above by no later than August 3, 2009, the  current maturity date of the Notes. The current turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or cease operations has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets.   As a result, there can be no assurance that funding will be available to us on reasonably acceptable terms, or at all.  In addition, due to the US Government’s substantial efforts to stabilize the economy, the US Government may be forced or choose to reduce or delay spending in the biodefense field, which could decrease the likelihood of future government contract awards and/or the likelihood that the government will exercise its right to extend any of its existing contracts with us or to procure products from us.

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

Off-Balance Sheet Arrangements

The Company has entered into facility and equipment operating lease agreements. The Company’s obligations under these agreements are presented under the ‘‘Contractual Obligations’’ section below.

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

The Company’s contracts may include the provisions of more than one of its services.  Collaborative research and development agreements can provide for one or more of up-front license fees, research payments, and milestone payments.  In these situations, the Company recognizes revenue in accordance with the Financial Accounting Standards Board’s (FASB’s) Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables.  Accordingly, for applicable arrangements, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values, with proper consideration given to the guidance provided by other authoritative literature.

Revenues from the achievement of research and development milestones, if deemed substantive, are recognized as revenue when the milestones are achieved and the milestone payments are due and collectible. If not deemed substantive, the Company recognizes such milestone as revenue on a straight-line basis over the remaining expected term of continued involvement in the research and development process. Milestones are considered substantive if all of the following conditions are met; (1) the milestone is non-refundable; (2) achievement of the milestone was not reasonably assured at the inception of the arrangement; (3) substantive effort is involved to achieve the milestone; and (4) the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone and any ongoing research and development or other services are priced at fair value. Payments received in advance of work performed are recorded as deferred revenue.

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

Contractual Obligations

The following are contractual commitments at September 30, 2008 associated with leases, research and development arrangements, collaborative development obligations and long term debt:

Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating facility leases	$4,404,000	$701,000	$1,149,000	$839,000	$1,715,000
Research and development agreements	27,528,000	25,648,000	1,880,000	—	—
Notes payable, including interest	20,629,000	18,913,000	1,716,000	—	—
Total contractual obligations	$52,561,000	$45,262,000	$4,745,000	$839,000	$1,715,000

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

Management assessed the effectiveness of PharmAthene’s internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management determined that PharmAthene maintained effective internal control over financial reporting as of September 30, 2008.

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

Risks Related to Our Business

If we do not receive the award by the U.S. Department of Health and Human Services for an rPA anthrax vaccine, our operations may decline and we may be placed at a competitive disadvantage.

On February 29, 2008, the U.S. Department of Health and Human Services issued a formal Request for Proposal (RFP-BARDA-08015) for an “Anthrax Recombinant Protective Antigen (rPA) Vaccine for the Strategic National Stockpile”, which includes a requisition for 25 million doses of an rPA anthrax vaccine.  We submitted a response to this solicitation on July 31, 2008. While the U.S. Department of Health and Human Services (“DHHS”) has stated that it intends to make an award under the solicitation by the end of 2008, a third party bidder has filed a protest with the US Government Accounting Office challenging the decision of the DHHS to eliminate that bidder from further consideration under the solicitation, and it is unclear whether this protest will result in a delay to the timing of any award under the solicitation or otherwise have an adverse effect on the solicitation process.   See also “—The US Government’s determination to award any contracts to the Company may be challenged by an interested party, such as another bidder, at the General Accounting Office or in federal court. If such a challenge is successful, a contract may be terminated.”

We are currently aware of at least one bidder for the award with substantially greater financial and other resources, manufacturing capabilities and commercialization capabilities than we have. If we fail to receive the award for the rPA anthrax vaccine, we could be forced to abandon or severely curtail our efforts with respect to our  lead product candidate, SparVax™, which, in turn, could lead to a decline in our operations and place us at a competitive disadvantage.  We have been engaged in discussions with DHHS with respect to our ability to satisfy the requirements of the RFP.  DHHS has requested additional information that if not determined by them to be satisfactory could result in our elimination from consideration for a procurement.  See also “—Most of PharmAthene’s immediately foreseeable future revenues are contingent upon grants and contracts from the US Government and collaborative and license agreements and the Company may not achieve sufficient revenues from these agreements to attain profitability.”

It is expected that PharmAthene will incur net losses and negative cash flow for the foreseeable future, and we cannot guarantee that we will achieve profitability; therefore, our business, results of operations and financial condition may be materially adversely affected.

We have incurred significant losses since we commenced operations. For the fiscal year ended December 31, 2007, the Company incurred an operating loss of approximately $16.5 million and had an accumulated deficit of approximately $87.4 million at

December 31, 2007.   For the nine months ended September 30, 2008, the Company incurred an operating loss of approximately $30.5 million and had an accumulated deficit of approximately $118.6 million at September 30, 2008. The Company’s losses to date have resulted principally from research and development costs related to the development of its product candidates, general and administrative costs related to its operations, and costs related to the Avecia Acquisition.

As a result of our continuing losses and the Avecia Acquisition, we may need to seek additional financing. Our available cash and cash equivalents at September 30, 2008 was approximately $10.1 million. However, at September 30, 2008, we had outstanding debt to noteholders of approximately $12.9 million, approximately $6.0 million outstanding under our credit facility and, in connection with the Avecia Acquisition, we have agreed to pay $7 million upon the earlier of the consummation of a financing transaction in which we receive gross proceeds of not less than $15 million or eighteen months after the closing of the acquisition. Accordingly, to the extent that our losses continue at the current level, if we do not access sufficient additional funding through contracts and grants with the U.S. or foreign governments and we do not defer or renegotiate repayment of the outstanding Notes, we will need to engage in one or more additional financing transactions by no later than August 3, 2009, the current maturity date of the Notes. The current turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or cease operations has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets.   As a result, there  can be no assurances that we will be successful in obtaining sufficient financing on commercially reasonable terms or at all.

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

In consideration for the Avecia Acquisition, we agreed to pay Avecia the following:

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

•                  $10 million upon the entry by PharmAthene into a multi-year funded contract with the US Department of Defense (or other agency or representative or sub-contractor of the US Government) for the further development of the

RypVax™ rYP vaccine, as a result of (a) a Resources Allocation Decision of the Resource Allocation Review Board and the Resource Allocation Advisory Committee of the US Department of Defense or (b) some other similar substantial funding in excess of $150 million (including the value of any option elements within such contract); and

•                  $5 million upon the entry by PharmAthene into a multi-year funded development contract to be issued by the Biological Advanced Research and Development Authority (part of the US Department of Health and Human Services) under solicitation number RFP-BARDA-08-15 for the further development of Avecia’s anthrax (rPA) vaccine, SparVax™; and

•                  $5 million upon the entry by PharmAthene into a contract or contracts for the supply of rPA vaccine, SparVax™, into the Strategic National Stockpile; and

•                  2.5% of net sales (as defined under the Purchase Agreement) of rPA vaccine, SparVax™, made by PharmAthene to the US Government within the period of ten years from the consummation of the Avecia Acquisition after the first 25 million doses; and

•                  1% of net sales (as defined under the Purchase Agreement) of third generation anthrax vaccine made by PharmAthene to the US Government within the period of ten years from the consummation of the Avecia Acquisition.

PharmAthene is a party to a $10 million secured credit facility bearing interest at an annual rate of 11.5% evidenced by the Loan Agreement with the Lenders which required consent of the Lenders to the Avecia Acquisition. Consequently, PharmAthene obtained the consent of its Lenders to the acquisition and entered into the Loan Modification Agreement, in connection with which PharmAthene maintains, at a segregated account at the Lenders unrestricted and unencumbered cash or cash equivalents in the amount of at least one and one-quarter times the principal amount of its obligations outstanding to the Lenders.

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

Until and unless PharmAthene successfully markets a product, our ability to generate revenues will largely depend on our ability to enter into additional collaborative agreements, strategic alliances, research grants, contracts and license agreements with third parties, including, without limitation, the US Government and branches and agencies thereof, and maintain the agreements we currently have in place. Substantially all of the revenues of the Company to date have been derived from grants and government contracts, primarily with the US Government.  There can be no assurances that existing government contracts will be renewed or that we can enter into new contracts or receive new grants.   For example, our existing contracts for the advanced development of plague vaccine, RypVax™, expires in the first half of 2009, and future government funding for this development program remains uncertain at this time.  Furthermore, under the terms of our 2006 contract with the DoD regarding Protexia®, the DoD may elect not to continue development assistance of this nerve agent countermeasure after initial funding of $41million has been received, or, if it does so elect to continue funding and we meet all development milestones, it may nevertheless choose not to procure any doses of Protexia® under the procurement portion of the contract.

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

PharmAthene may need additional capital in the future. If additional capital is not available or not available on commercially reasonable terms, the Company may be forced to delay or curtail the development of our product candidates.

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

To the extent PharmAthene’s capital resources are insufficient to meet future capital requirements, it will have to raise additional funds to continue the development of our product candidates.  To the extent that our losses continue at the current level, if we do not access sufficient additional funding through contracts and grants with the US or foreign governments and we do not defer or renegotiate repayment of the outstanding Notes, we will need to engage in one or more additional financing transactions by no later than August 3, 2009, the current maturity date of the Notes.  The current turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or cease operations has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets.   As a result, there can be no assurances that we will be successful in obtaining sufficient financing on commercially reasonable terms or at all.  To the extent the Company raises additional capital through the sale of securities, the issuance of those securities could result in dilution which may be substantial to the Company’s stockholders. In addition, if the Company incurs additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for the Company’s business activities. If adequate funds are not available, the Company may be required to curtail significantly our development and commercialization activities.

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

Due to the current economic downturn and the US Government’s efforts to stabilize the economy, the US Government may be forced or choose to reduce or delay spending in the biodefense field, which could decrease the likelihood of future government contract awards or that the government would procure products from us.   For more details on these risks, see “—Most of PharmAthene’s immediately foreseeable future revenues are contingent upon grants and contracts from the US Government and collaborative and license agreements and the Company may not achieve sufficient revenues from these agreements to attain profitability.”

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

Due to the current economic downturn and the US Government’s efforts to stabilize the economy, the US Government may be forced or choose to reduce or delay spending in the biodefense field, which could decrease the likelihood that the government will exercise its right to extend any of its existing contracts with us or to procure products from us.   For more details on these risks, see “—Most of PharmAthene’s immediately foreseeable future revenues are contingent upon grants and contracts from the US Government and collaborative and license agreements and the Company may not achieve sufficient revenues from these agreements to attain profitability”.

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

We depend on third parties to manufacture, package and distribute compounds for our product candidates and the failure of these third parties to perform successfully or our inability to find suitable manufacturing sites could harm our business.

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

Additionally, the third parties we rely on for manufacturing and packaging are subject to regulatory review, and any regulatory compliance problems with these third parties (for instance, their inability to meet strict manufacturing specifications) could significantly delay or disrupt our commercialization activities.  Similarly, if such third parties have capacity limitations, we may not be able to manufacture and commercialize our products at the rate we would otherwise deem desirable.

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

Further, the commercial success of PharmAthene will depend significantly on our ability to operate without infringing the patents and proprietary rights of third parties. The Company is aware of one US patent covering recombinant production of an antibody.  Although PharmAthene believes that Valortim®, which is a monoclonal antibody and uses recombinant reproduction of antibodies, does not infringe any valid claim of such patent, the Company cannot provide any assurances that if a legal action based on such patent was to be brought against the Company or our distributors, licensees or collaborators, that the Company or our distributors, licensees or collaborators would prevail or that PharmAthene has sufficient funds or resources to defend such claims.  The Company is also aware of pending applications directed to pegylated butyrylcholinesterase.  Protexia® incorporates butyrylcholinesterase.  If patents are issued to third parties that cover Protexia® or other products, PharmAthene, our licensors or collaborators may be legally prohibited from researching, developing or commercializing such products or be required to obtain licenses to these patents or to develop or obtain alternative technology. The Company, our licensors and/or our collaborators may be legally prohibited from using patented technology, may not be able to obtain any license to the patents and technologies of third parties on acceptable terms, if at all, or may not be able to obtain or develop alternative technologies.

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

Legislation limiting or restricting liability for medical products used to fight bioterrorism is new, and PharmAthene cannot be certain that any such protection will apply to all of our products and, therefore, PharmAthene could become subject to product liability suits and other third party claims if such protections do not apply.

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

Upon a declaration by the Secretary of Health and Human Services, a compensation fund is created to provide “timely, uniform, and adequate compensation to eligible individuals for covered injuries directly caused by the administration or use of a covered countermeasure.” There is no assurance, however, that the Secretary of Health and Human Services will issue such a declaration. The “covered injuries” to which the program applies are defined as serious physical injuries or death. Individuals are permitted to bring a willful misconduct action against a manufacturer only after they have exhausted their remedies under the compensation program. A willful misconduct action could be brought against us if one or more individuals have exhausted their remedies under the compensation program, which thereby could expose us to liability. PharmAthene may also become subject to standard product liability suits and other third party claims if its products fall outside of the scope of the Public Readiness Act cause injury or if treated individuals subsequently become infected or otherwise suffer adverse effects from such products.

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

We will seek to raise additional capital and may do so at any time through various financing alternatives, including selling shares of common or preferred stock.  For instance, we recently received gross proceeds of approximately $13.1 million from the strategic investment by Panacea Biotec’s subsidiary, in which we issued approximately 3.73 million shares of our common stock at a negotiated price of $3.50 per share and a 12-month warrant to purchase up to approximately 2.75 million additional shares of our common stock at an exercise price of $5.10 per share.  Raising capital through the issuance of common stock may depress the market price of our stock and any such financing will dilute the stock ownership of our existing shareholders.

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

NYSE Alternext US may delist the Company’s securities from trading which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

The Company’s common stock and some warrants are listed on the NYSE Alternext US (formerly the American Stock Exchange, or AMEX), a national securities exchange. PharmAthene cannot assure you that our securities will continue to be listed on the NYSE Alternext US. If the NYSE Alternext US delists the Company’s securities from trading on our exchange and it is not able to list our securities on another exchange or to have them quoted on Nasdaq, the Company’s securities could be quoted on the OTC Bulletin Board, or “pink sheets”. As a result, we could face significant adverse consequences including:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The information required by this Item is incorporated by reference to Items 1.01 and 3.02 of our Current Report on Form 8-K filed with the SEC on October 6, 2008.

Item 6.  Exhibits.

No.	Description
10.38

Contract Award by the National Institute of Allergy and Infectious Diseases (NIAID), dated September 25, 2008, relating to the advanced development of a third generation recombinant protective antigen (rPA) anthrax vaccine.*

10.39	Securities Purchase Agreement, dated September 30, 2008, between PharmAthene UK and Kelisia Holdings Ltd.
10.40	Letter Agreement, dated September 30, 2008, between PharmAthene, Inc. and Panacea Biotec, Ltd.
10.41	Investor Rights Agreement, dated October 10, 2008, between PharmAthene Inc. and Kelisia Holdings Ltd.
10.42	Warrant to Purchase up to 2,745,098 Shares of Common Stock of the Company, dated October 10, 2008.
10.43	Form of Confidentiality Agreement between PharmAthene UK Limited, and its employees.
10.44	Second Amendment to office lease, by and between the Company and Park Place Trust, dated September 16, 2008.
31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMATHENE, INC.

Dated: November 14, 2008	By:	/s/ David P. Wright
David P. Wright Chief Executive Officer

Dated: November 14, 2008	By:	/s/ Christopher C. Camut
Christopher C. Camut Principal Financial Officer