Form 10-K/A
period 2008-12-31
PHARMATHENE, INC
filed 2009-04-30
CIK 1326190

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

The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of April 22, 2009 was 28,433,503.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of PharmAthene, Inc. (the “Company” or “PharmAthene”) for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009 (the “Original 10-K”) is being filed solely for the purpose of including the information required by Part III of Form 10-K.  Such information was previously expected to be incorporated by reference to the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders.  As the Company no longer anticipates filing its definitive proxy statement within 120 days of its fiscal year ended December 31, 2008, Part III, Items 10-14, of the Company’s Original 10-K are hereby amended and restated in their entirety.

As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated April 30, 2009 and written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 30, 2009.

                                                Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original 10-K was filed.

Special Note Regarding Forward-Looking Statements

This Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This information may involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  These risks, uncertainties and other factors include, but are not limited to, risk associated with the following:

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

•                  unforeseen safety issues,

•                  challenges related to the development, scale-up, and/or process validation/verification of manufacturing processes for our product candidates,

•                  unexpected determinations that these product candidates prove not to be effective and/or capable of being marketed as products,

as well as risks detailed under the caption “Risk Factors” in our Original 10-K filed on March 31, 2009,  and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) from time to time thereafter.  Forward-looking statements describe management’s current expectations regarding our future plans, strategies and objectives and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,”  “project,” “potential” or “plan,” the negative of these words, other variations on these words, or comparable terminology.  Such statements include, but are not limited to, the following:

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

All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to elsewhere in this Form 10-K/A and the Original 10-K.  Except as described under “Explanatory Note” above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original 10-K was filed.

PART III

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

Item 10.            Directors, Executive Officers and Corporate Governance.

Directors

Our directors are elected at each Annual Meeting of Stockholders and hold office for a one-year term or until their successors have been elected and qualified. Currently, since at least 30% of the aggregate principal amount of the Notes remains outstanding, our Amended and Restated Certificate of Incorporation requires us to maintain a Board of Directors consisting of no more than eight members. Nonetheless, the Company’s Bylaws provide that the number of directors constituting the entire Board shall be not less than one nor more than nine as determined by resolution of the Board.

The Noteholders voting separately as a class, are currently entitled to elect three of our directors (the “Noteholder Directors”), and all of our remaining directors are elected by the holders of our common stock, voting separately as a single class (the “Stockholder Directors”).

Stockholder Directors

Set forth below is information regarding each Stockholder Director holding office until our 2009 Annual Meeting.

Name	Age	Position

John Pappajohn	80	Chairman of the Board
David P. Wright	61	President and Chief Executive Officer and Director
Joel McCleary*	60	Director
John Gill*	57	Director
Derace L. Schaffer, M.D.	61	Director

*Independent Director.

John Pappajohn, 80.  Mr. Pappajohn has served as the Company’s Chairman since April 2005 and was the Company’s secretary from April 2005 to August 3, 2007. Since 1969, Mr. Pappajohn has been the President and principal stockholder of Equity Dynamics, Inc., a financial consulting firm, and the sole owner of Pappajohn Capital Resources, a venture capital firm. Mr. Pappajohn has been an active private equity investor in healthcare companies for more than 30 years and has served as a director of more than 40 public companies. Mr. Pappajohn has been a founder in several public healthcare companies such as Caremark Rx, Inc., Quantum Health Resources, and Radiologix, Inc. Mr. Pappajohn received his Bachelor of Arts degree from the University of Iowa. Mr. Pappajohn also serves as a director of the following public companies: American CareSource Holdings, Inc., Spectrascience, Inc. and ConMed Health Management, Inc.  He furthermore serves as a director of CareGuide, Inc.

David P. Wright, 61.   Mr. Wright has served as a member of the Board since August 3, 2007 and from July 2003 to August 3, 2007 was President and Chief Executive Officer of Former PharmAthene.  Prior to joining the Company, and during 2003, Mr. Wright served as President and Chief Operating Officer of GenVec Inc, and previously, from 2001 to 2003, as President and Chief Business Officer of Guilford Pharmaceuticals, Inc. Mr. Wright served as Executive Vice President of MedImmune, Inc. from 1990 to 2000. Prior to serving at MedImmune, he held various marketing and sales positions at pharmaceutical companies including SmithKline and French Laboratories, G.D. Searle, and Glaxo. Mr. Wright received a Master’s degree from the University of South Florida. Mr. Wright currently serves as a director of Achillon, Inc.

Joel McCleary, 60.  Mr. McCleary has served as a member of the Board since August 3, 2007 and from inception to August 3, 2007 was Chairman of the Board of Former PharmAthene. Mr. McCleary is founding member of Four Seasons Ventures LLC founded in 2005. Prior to 2005, Mr. McCleary has served as a White House Aide, Treasurer of the Democratic Party, President of the Sawyer-Miller Group International, and President of the Institute for Asian Democracy. He has served as a consultant to the Department of State. He is a co-founder and board member of Raydiance Inc. and is also a co-founder of Drinks that Work Inc.  He serves on the Harvard Medical School’s board of advisors and is an advisor to the Center for Biosecurity of the University of Pittsburgh Medical Center. Mr. McCleary received a Bachelor of Arts degree from Harvard University.

John Gill, 57.  Mr. Gill has served as a member of the Board since August 3, 2007 and from February 2004 to August 3, 2007 served as a member of the Board of Directors and as Chairman of the Audit Committee of Former PharmAthene. Mr. Gill is currently the President, Chief Executive Officer and a Director of TetraLogic Pharmaceuticals Corporation, a private biopharmaceutical company, and has served in these positions since 2004. He is also an advisor or director of other private companies and non-profit community organizations. Mr. Gill has previously held positions at 3-Dimensional Pharmaceuticals and SmithKline Beecham. Mr. Gill received a Bachelor of Arts degree from Rutgers University.

Derace L. Schaffer, M.D., 61.   Dr. Schaffer previously served as our Vice Chairman and Chief Executive Officer of the Company from April 2005 to August 3, 2007. Dr. Schaffer is the founder and Chief Executive Officer of The Lan Group, a venture capital firm specializing in healthcare and high technology investments. He has served as Chairman of several healthcare companies, including, Radiologix, Inc. when it was private, and he has been an active co-investor with Mr. Pappajohn for more than fifteen years on a variety of healthcare companies; they co-founded Allion Healthcare and Radiologix, both of which are public companies. In addition, Mr. Pappajohn and Dr. Schaffer have worked together on many private healthcare companies, such as Logisticare, Inc. and Source Medical Inc. Dr. Schaffer served as Chief Executive Officer and Chairman of the Board of Ide Imaging Group, P.C. from 1980 to 2001. Dr. Schaffer has served as a director on many healthcare boards of directors, including several health systems and more than ten healthcare services and technology companies. Dr. Schaffer received his postgraduate radiology training at Harvard Medical School and Massachusetts General Hospital, where he served as Chief Resident. Dr. Schaffer currently is also a Clinical Professor of Radiology at Weill Cornell Medical College. He also serves as a director of American CareSource Holdings, Inc. (a public company), served as a director of Allion Healthcare, Inc. (a public company) until 2008, and serves as a director of CareGuide, Inc.

Noteholder Directors

Set forth below is information regarding each Noteholder Director holding office until our 2009 Annual Meeting.

Name	Age	Position

James H. Cavanaugh, Ph.D.*	72	Director
Steven St. Peter, M.D.*	42	Director

*Independent Director.

James H. Cavanaugh, Ph.D., 72. Dr. Cavanaugh has served as a member of the Board since August 3, 2007, as a member of the Board of Directors of Former PharmAthene prior to August 3, 2007, and has been a Managing Director of HealthCare Ventures LLC since 1989.  Dr. Cavanaugh served as President of SmithKline and French Laboratories U.S., Inc., from March 1985 to February 1989 and as President of SmithKline Clinical Laboratories from 1981 to 1985. Prior thereto, Dr. Cavanaugh was the President of Allergan International, a specialty eye care company. Prior to his industry experience, Dr. Cavanaugh was Deputy Assistant to the President for Domestic Affairs and Deputy Chief of the White House Staff.  Before his White House tour, he served as Deputy Assistant Secretary for Health and Scientific Affairs in the U.S. Department of Health, Education and Welfare and as Special Assistant to the Surgeon General of the U.S. Public Health Service. He was a Founding Director of the Marine National Bank in Santa Ana, California. Dr. Cavanaugh holds a Doctorate and a Master’s degree from the University of Iowa and a Bachelor of Science degree from Fairleigh Dickinson University. In addition to serving on the boards of directors of several privately held health care and biotechnology companies, he has previously served on the Board of Directors of the National Venture Capital Association, the Pharmaceutical Research and Manufacturers Association, Unihealth America, the Proprietary Association and the Board of Trustees of the National Center for Genome Resources. He was non-executive Chairman of Shire Pharmaceuticals Group plc from 1999 to 2008.  Dr. Cavanaugh currently serves as a member of the Board of Directors of MiddleBrook Pharmceuticals and Verenium Corporation (chairman).

Steven St. Peter, M.D. 42.  Dr. St. Peter has served as a member of the Board since August 3, 2007 and from October 2004 to August 3, 2007 was a member of the Board of Former PharmAthene. Dr. St. Peter joined MPM Asset Management LLC as a principal in 2004 and became a general partner in 2005. Prior to joining MPM, from 2001 to 2003, he was a principal at Apax Partners and from 1999 to 2001, he was a senior associate at The Carlyle Group. His investment scope has included both venture and buyout transactions across the medical technology and biopharmaceutical industries. Dr. St. Peter is board certified in internal medicine and was previously an assistant clinical professor of Medicine at Columbia University. He completed his Doctor of Medicine at Washington University. Prior to his medical training, he was an investment banker at Merrill Lynch. He is also a director of EKR Therapeutics, Inc. Helicos BioSciences Corporation, Omrix Biopharmaceuticals, Inc., Syndax Pharmaceuticals, Inc. and Xanodyne Pharmaceuticals, Inc.

Executive Officers

The following table sets forth the names, ages and positions of our executive officers:

Name	Age	Office

David P. Wright	61	Chief Executive Officer and Director
Christopher C. Camut	46	Vice President, Chief Financial Officer
Valerie Riddle, M.D.	48	Vice President, Medical Director
Eric I. Richman	48	Senior Vice President, Business Development and Strategic Planning
Francesca Cook	44	Vice President, Policy and Government Affairs
Wayne Morges, Ph.D.	62	Vice President, Regulatory Affairs and Quality
Joan Fusco, Ph.D.	53	Senior Vice President, Operations
Jordan P. Karp, Esq.	42	Senior Vice President and General Counsel

The following are biographical summaries of our executive officers who are not directors:

Christopher C. Camut, 46.  Mr. Camut has been our Vice President, Chief Financial Officer since the merger on August 3, 2007 and from January 2007 through August 3, 2007 held the same position with Former PharmAthene prior to the merger. Mr. Camut brings more than 14 years of experience in health care and technology corporate finance and investment banking to PharmAthene. Most recently, from August 2005 through December 2006, Mr. Camut served as Chief Financial Officer for RecoverCare LLC, a specialty medical equipment provider based in Plymouth Meeting, Pennsylvania. From 2000 through 2005, Mr. Camut was a Managing Director for Wachovia Securities’ Equity Capital Markets and the Corporate & Investment Banking Groups. Mr. Camut received his Master of Business Administration from the University of Chicago Graduate School of Business, Chicago, Illinois, and holds a Bachelor of Science in Chemical Engineering from the University of Maryland, College Park, Maryland.

Valerie Riddle, M.D., 48.  Dr. Riddle has been our Vice President, Medical Director since the merger on August 3, 2007, and from October 2003 through August 3, 2007 held the same position with Former PharmAthene prior to the merger. Prior to joining the Company, Dr. Riddle was with Guilford Pharmaceuticals, Inc. as Vice President, Medical Affairs and was promoted to Vice President, Clinical and Medical Affairs in 2002. From 1998 to 1999, Dr. Riddle was with MedImmune, Inc. first as Director, Medical Sciences and, later, as Senior Director, Medical Sciences. Prior to 1998, Dr. Riddle spent several years at Washington Hospital Center in Washington, D.C., most recently as Director, HIV Service. Dr. Riddle received her Bachelor of Arts in Chemistry, cum laude, from the University of South Florida in 1984 and her Doctor of Medicine degree from University of South Florida in 1989 and is Board certified in Internal Medicine and Infectious Diseases.

Eric I. Richman, 48.  Mr. Richman has been our Senior Vice President, Business Development and Strategic Planning since the merger on August 3, 2007, and from August 2003 through August 3, 2007 held the same position with Former PharmAthene, prior to the merger. Prior to joining the Company, Mr. Richman was Vice President of Corporate Development at MaxCyte, Inc. from 2000 through 2003 and, prior to 2000, was Director, International Commercialization and Product Director at MedImmune, Inc. Mr. Richman serves as Director of Lev Pharmaceuticals and Director of ADMA Biologics, Inc. Mr. Richman received a Bachelor of Science in Biomedical Science from the Sophie Davis School of Biomedical Education (CUNY Medical School) and a Master of Business Administration from the American Graduate School of International Management.

Francesca Cook, 44.  Ms. Cook has been our Vice President, Policy and Government Affairs since the merger on August 3, 2007 and from October 2003 through August 3, 2007 held the same position with Former PharmAthene prior to the merger.  Prior to that, Ms. Cook served as Vice President, Policy & Reimbursement Services for Guilford Pharmaceuticals, Inc. from March 2001 through October 2003 and Vice President at Covance Health Economics and Outcomes Services, a health care consulting firm, from 1996 though 2001. Additionally, Ms. Cook worked in the U.S. Senate and the U.S. Department of Health and Human Services from 1988 through 1993. Ms. Cook received a Bachelor of Arts degree in Biology from Mount Holyoke College and a Master of Public Health degree from Yale University School of Medicine, Department of Public Health.

Wayne Morges, Ph.D., 62.  Dr. Morges has been our Vice President, Regulatory Affairs and Quality since the merger on August 3, 2007, and from January 2005 through August 3, 2007 held the same position with Former PharmAthene prior to the merger. Prior to that, Dr. Morges was the Vice President of Global Regulatory Affairs, Vaccines for Baxter Healthcare Corporation from June 2000 to November 2004. Previously, Dr. Morges worked at Merck holding various positions of increasing responsibility in Merck’s vaccine division, including heading Quality & Regulatory Affairs for licensed biologicals. Dr. Morges holds a Ph.D. in Microbiology and Immunology from Hahnemann University and Bachelor of Science and Master of Science degrees from Penn State University.

Joan Fusco, Ph.D., 53.  Dr. Fusco has been our Senior Vice President, Operations since February 2008. Prior to joining PharmAthene, from October 2004 through January 2008, Dr. Fusco served as Senior Vice President, Operations for Acambis, Inc.  From June 2000 through October 2004, Dr. Fusco served as Vice President, Technical Affairs—Vaccines, and Vice President, Global Project Management Vaccines for Baxter Healthcare Corporation, BioScience Division. Dr. Fusco is a graduate of the University of Pittsburgh where she received a Ph.D. in Microbiology/Biological Sciences.

Jordan P. Karp, Esq., 42.  Mr. Karp has been our Senior Vice President & General Counsel since June 2008.  In September 2008, he was appointed corporate secretary.  Prior to joining the Company, Mr. Karp was employed by Constellation Energy Group, Inc., a diversified energy company, from October 2001 to November 2007. Mr. Karp served as Vice President & General Counsel for one of Constellation Energy’s primary operating divisions, Constellation NewEnergy, Inc., a retail marketer of electricity and natural gas, from October 2002 until November 2007.  From November 2007 until Mr. Karp joined the Company, he worked as an attorney in private practice.  Prior to joining Constellation Energy, Mr. Karp held in-house legal positions of increasing responsibility at MCI Communications Corp. (telecommunications), Guilford Pharmaceuticals Inc. (biopharmaceuticals), and Mentor Technologies Group, Inc. (training and consulting), where Mr. Karp served as Vice President, General Counsel & Corporate Secretary. Mr. Karp holds a B.A. in Natural Sciences from The Johns Hopkins University and a J.D. from Yale Law School.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors, executive officers, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC. Based solely on our review of copies of these reports filed with the SEC, we believe there has been compliance with all Section 16(a) filing requirements applicable to such directors, executive officers and 10% beneficial owners for 2008, except that the following officers, directors and/or 10% stockholders did not file certain reports under Section 16(a) on a timely basis during 2008: Joan Fusco (one late Form 3 report).

Corporate Governance

Corporate Governance Guidelines

Pursuant to the Delaware General Corporation Law and the Company’s Bylaws, the Company’s business, property and affairs are managed by or under the direction of the Board of Directors. Members of the Board are kept informed of the Company’s business through discussions with the Chief Executive Officer and other officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees. We currently have seven members on our Board.

Code of Ethics and Business Conduct

PharmAthene has a Code of Ethics and Business Conduct that applies to all directors,

officers and employees, which can be found on our website, www.pharmathene.com, under the heading “Investor Relations” (see “Corporate Governance Information”—“Code of Ethics and Business Conduct”) or by writing to PharmAthene, Inc., One Park Place, Suite 450, Annapolis, MD 21401, c/o Corporate Secretary. All of our directors, officers and employees are expected to be familiar with the Code and to adhere to those principles and procedures set forth in the Code that apply to them. The Company will post any amendments to the Code of Ethics and Business Conduct, as well as any waivers that are required to be disclosed by the rules of either the SEC or the NYSE Amex, on the Company’s web site.

Board Meetings

During the fiscal year ended December 31, 2008, the Board held 17 meetings and the Board Committees held a total of 21 meetings. Each incumbent director attended more than 75% of the total number of meetings of the Board and the Board Committees of which he or she was a member during the period he or she served as a director in fiscal year 2008.  The Board of Directors met in executive session on four occasions in the fiscal year ended December 31, 2008.

Director Attendance at Annual Meeting

The Company has no specific policy regarding director attendance at its Annual Meeting. Generally, however, Board meetings are held immediately preceding and following the Annual Meeting, with directors attending the Annual Meeting.  Our Annual Meeting held on June 13, 2008 was attended by all eight of our directors at that time.

Board Committees

The Board currently has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.  In addition, the Board has a Governance and Nominating Committee, Compensation Committee and Government Affairs Committee. Each Committee consists entirely of independent, non-employee directors (see “Director Independence” below). The charter of each Board Committee (other than the Governmental Affairs Committee, which does not currently have a charter) is available free of charge on our website, www.pharmathene.com, under the heading “Investor Relations” (see “Corporate Governance—Highlights”—“Audit Committee Charter,” “Compensation Committee Charter” and “Governance and Nominating Committee Charter”) or by writing to PharmAthene, Inc., One Park Place, Suite 450, Annapolis, MD 21401, c/o Corporate Secretary.

The following table below sets forth the Committees, current membership of each Committee and the number of Committee meetings held in 2008.

Fiscal Year Ended December 31, 2008
Name	Audit	Governance And Nominating	Compensation	Government Affairs

Joel McCleary			X*	X*
John Gill	X*		X
James H. Cavanaugh, Ph.D.	X	X*		X
Steven St. Peter		X	X
Elizabeth Czerepak**	X**	X**
David P. Wright				X
Total 2008 Meetings	6	1	13	1

*Committee Chairperson

** Prior to the resignation of Elizabeth Czerepak from our Board of Directors in July 2008

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

The current members of our Audit Committee each meet the independence criteria for directors set forth under the rules of the NYSE Amex and the additional independence criteria for members of audit committees specified in Section 803B of the NYSE Amex Company Guide and Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Each member of our Audit Committee is financially literate under the current listing standards of the NYSE Amex.  Our Board has determined that John Gill, the chairman of the Audit Committee, qualifies as an “audit committee financial expert,” as such term is defined by SEC rules. See page 13 of this Form 10-K/A for the Audit Committee Report.

Governance and Nominating Committee.  The current members of our Governance and Nominating Committee are “independent” as required by Section 804 of the NYSE Amex Company Guide.

The primary functions of the Governance and Nominating Committee are to: review and make recommendations on the range of skills and expertise which should be represented on the Board, and the eligibility criteria for individual Board and Committee membership; review and recommend to the Board the appropriate structure of the Board; identify individuals qualified to become Board members and recommend to the Board the nominees for election to the Board at the next Annual Meeting of Stockholders; implement a policy and procedures with regard to consideration of any director candidate recommended by Stockholders; retain and terminate any search firm to be used to identify director candidates, and to approve the search firm, fees and other retention terms; and review and recommend to the Board the appropriate structure of Board Committees, Committee assignments and the Board Committee chairman.

Among the factors the Governance and Nominating Committee considers when determining persons to be nominated include whether such individuals are actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, are familiar with the requirements of a publicly traded company, are familiar with industries relevant to our business endeavors, are willing to devote significant time to the oversight duties of the Board of Directors of a public company, and are able to promote a diversity of views based on the person’s education, experience and professional employment. The Governance and Nominating Committee evaluates each individual in the context of the board as a whole, with the objective of recommending a group of persons that can best implement our business plan, perpetuate our business and represent stockholder interests. The Governance and Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time.

The Company is of the view that the continuing service of qualified incumbents promotes stability and continuity in the board room, contributing to the ability of the Board of Directors to work as a collective body, while giving the Company the benefit of the familiarity and insight into the Company’s affairs that its directors have accumulated during their tenure.  Accordingly, the process of the Governance and Nominating Committee for identifying nominees shall reflect the Company’s practice of re-nominating incumbent directors who continue to satisfy the Governance and Nominating Committee’s criteria for membership on the Board of Directors, whom the Governance and Nominating Committee believes continue to make important contributions to the Board of Directors and who consent to continue their service on the Board of Directors.  The Governance and Nominating Committee will identify and/or solicit recommendations for new candidates when there is no qualified and available incumbent.

The Governance and Nominating Committee will consider nominees recommended by security holders.  There are no differences in the manner in which the committee evaluates nominees for director based on whether the nominee is recommended by a security holder, subject to the requirements under our Amended and Restated Certificate of Incorporation with respect to the appointment of three directors by the holders of our 8% Convertible Notes for as long as at least 30% of the original principal amount of the notes remains outstanding.  Stockholders who would like to have our Governance and Nominating Committee to consider their recommendations for nominees for the position of director, should submit their recommendations, in accordance with the procedures set forth below, in writing to: Corporate Secretary, PharmAthene, Inc., One Park Place, Suite 450, Annapolis, MD 21401.

For nominations, a stockholder’s notice must include: (i) as to each person whom the stockholder proposes to nominate for election as a director, (A) the name, age, business address and residential address of such person, (B) the principal occupation or employment of such person, (C) the class and number of shares of stock of PharmAthene that are beneficially owned by such person, (D) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of directors or is otherwise required by the rules and regulations of the SEC promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and (E) the written consent of the nominee to be named in the proxy statement as a nominee and to serve as a director if elected and (ii) as to the stockholder giving the notice, (A) the name, business address, and residential address, as they appear on our stock transfer books, of the nominating stockholder, (B) a representation that the nominating stockholder is a stockholder of record and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, (C) the class and number of shares of stock of our Company beneficially owned by the nominating stockholder and (D) a description of all arrangements or understandings between the nominating stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the nominating stockholder.

Compensation Committee.  The current members of our Compensation Committee are “independent” as required by Section 805 of the NYSE Amex Company Guide.

The Company’s executive compensation program is administered by the Compensation Committee. Each member of the Committee qualifies as an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The primary functions of the Compensation Committee are to: consider, recommend, oversee and implement executive compensation plans, policies and programs; review the performance and determine the compensation of our executive officers and directors, including the negotiation of any employment agreements with such persons, oversight and administration of the 2007 Long-Term Incentive Compensation Plan, as amended (the “2007 Plan”) and the grant of options and awards under the 2007 Plan. Pursuant to Section 805 of the NYSE Amex Company Guide, compensation of our Chief Executive Officer is determined, or recommended to the Board for determination, by the Compensation Committee comprised solely of independent directors. The Chief Executive Officer is not present during voting or deliberations. Compensation for all other officers is determined, or recommended to the Board for determination, by the Compensation Committee comprised solely of independent directors.

Under the Compensation Committee Charter, our CEO and our Chairman of the Board may recommend to the Compensation Committee individual compensation awards for our officers.  The Compensation Committee would then have to review the recommendation and make its own recommendation to the Board.

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

Noteholder Directors

Pursuant to our Amended and Restated Certificate of Incorporation, two directors appointed by the Noteholders have the right to serve as members of each of our Board Committees for as long as at least 30% of the original principal amount of the Notes remains outstanding.

Director Independence

We use the definition of “independence” under Section 803A of the NYSE Amex Company Guide, as applicable and as may be modified or supplemented from time to time and the interpretations thereunder, to determine if the members of our Board are independent. In making this determination, our Board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported in this Form 10-K/A under the caption “Certain Relationships and Related Transactions.” The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our Board affirmatively determined that our Board was comprised of a majority of independent directors and will remain comprised of at least 50% of independent directors.

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

Audit Committee Report

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2008 with management of the Company and has furnished the following report for inclusion in this Form 10-K/A.

The Audit Committee consists of two (2) directors named below. Each member of the Audit Committee is an independent director as defined by applicable SEC rules and NYSE Amex listing standards. In addition, the Board has determined that John Gill is the “audit committee financial expert” as defined by applicable SEC rules and that James H. Cavanaugh, Ph.D. satisfies the “financial sophistication” criteria under the applicable rules of the NYSE Amex. The Audit Committee operates under a written charter adopted by the Board, which is available free of charge on our website under the heading “Investor Relations” (see “Corporate Governance”—“Audit Committee Charter”), or by writing to PharmAthene, Inc., One Park Place, Suite 450, Annapolis, MD 21401, c/o Corporate Secretary.

Management is responsible for the Company’s internal controls and preparing the Company’s consolidated financial statements. The Company’s independent accountants are responsible for performing an independent audit of the consolidated financial statements in accordance with generally accepted auditing standards and issuing a report thereon. The Committee is responsible for overseeing the conduct of these activities and, subject to stockholder ratification, appointing the Company’s independent accountants. As stated above and in the Committee’s charter, the Committee’s responsibility is one of oversight. The Committee does not provide any expert or special assurance as to the Company’s financial statements concerning compliance with laws, regulations or generally accepted accounting principles. In performing its oversight function, the Committee relies, without independent verification, on the information provided to it and on representations made by management and the independent accountants.

The Audit Committee reviewed and discussed the Company’s consolidated financial statements for the year ended December 31, 2008 with management and the independent accountants. Management represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles. The Audit Committee discussed with the independent accountants matters required to be discussed by Statement on Auditing Standard No. 61, as amended, Communication with Audit Committees, as adopted by the Public Company Accounting Oversight Board. The Committee also reviewed, and discussed with management, management’s report on internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

The Company’s independent accountants provided to the Audit Committee the written disclosures and the letter required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, and the Committee discussed with the independent accountants their independence. The Audit Committee concluded that Ernst & Young’s provision of non-audit services, as described in the following section of this Form 10-K/A, to the Company and its affiliates is compatible with Ernst & Young’s independence.

Based on the Audit Committee’s discussion with management and the independent accountants and the Audit Committee’s review of the representations of management, the written disclosures and the letter from the independent accountants and the report of the independent accountants, the Committee recommended that the Board include the audited consolidated financial statements in the Form 10-K for the year ended December 31, 2008 for filing with the SEC.

SUBMITTED BY THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

John Gill, Chairman
James H. Cavanaugh, Ph.D.

Item 11.                                      Executive Compensation.

Summary Compensation Table

The following Summary Compensation Table sets forth, for the fiscal years ended December 31, 2008 and 2007, all compensation awarded to, earned by, or paid to our Chief Executive Officer and the two most highly compensated executive officers who received annual compensation in excess of $100,000.  There were no nonqualified deferred compensation earnings paid to any executive in 2008.

							Nonequity incentive
		Salary	Bonus	Stock Awards		Option Awards	plan compensation	All Other Compensation	Totals
Name and Principal Position	Year	($)(1)	($)(1)	($)(1)(2)		($)(1)(2)	($)(3)	($)	($)

David P. Wright(4)	2008	407,680	—	131,742	(5)	842,295	37,917	13,188	1,432,822
Chief Executive Officer	2007	369,180	100,000	36,125		302,460	—	1,188	808,953

Eric I Richman	2008	275,126	—	52,000		236,921	31,175	8,020	603,242
Senior Vice President, Business Development and Strategic Planning	2007	259,791	65,000	12,822		214,953	—	270	552,836

Christopher C Camut	2008	247,000	—	41,600		215,624	25,807	7,890	537,920
Vice President, Business, Chief Financial Officer

(1)                                 The information in this column reflects compensation paid for (i) services rendered to Former PharmAthene prior to the merger, for the period from January 1, 2007 through August 3, 2007 and (ii) services rendered to the Company from August 2, 2007 through December 31, 2007 and for the full fiscal year ended December 31, 2008.

(2)                                 Dollar amounts shown are the compensation expense related to stock options and restricted stock recognized for financial statement reporting purposes in accordance with Statement of Financial Accounting Standard 123(R), Share-Based Payment.  The assumptions used in the calculation of these amounts for fiscal year 2008 are set forth in Note 2 to the Company’s Consolidated Financial Statements included in our Original 10-K and the assumptions used in the calculation of these amounts for fiscal year 2007 are set forth in Note 2 to the Company’s Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(3)                                 Dollar amounts shown reflect the cash portion of the bonus granted by our Board in January 2009 for the 2008 fiscal year under our 2008 Bonus Program.  These figures do not include potential bonus amounts that the Board has approved for payment in the event that we receive an award under the U.S. Department of Health and Human Services’ (DHHS) Request for Proposal (RFP-BARDA-08-15) for an “Anthrax

Recombinant Protective Antigen (rPA) Vaccine for the Strategic National Stockpile” on or prior to June 30, 2009.  Such potential bonus amounts, if paid, would double the amounts disclosed in this column.

(4)                                 Mr. Wright serves on our Board of Directors but does not receive any compensation for his service in this capacity.

(5)                                 The corresponding restricted stock award from August 3, 2007 was amended effective as of January 21, 2009 to change the vesting schedule such that, after the initial 25% of the award vested on August 30, 2008, the first anniversary of the grant date, and an additional 6.25% of the award vested between September and December 2008, the remainder would vest on an annual basis over the succeeding four (4) years following the first anniversary date as follows: 12.5% of the award on the second anniversary date and 18.75% of the award on each of the succeeding three anniversaries so that 100% of the award vests over 5 years.  The dollar amount shown is the compensation expense related to restricted stock recognized for financial statement reporting purposes in accordance with Statement of Financial Accounting Standard 123(R), Share-Based Payment, under the revised vesting schedule.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards of each of the named executive officers in the Summary Compensation Table as of December 31, 2008.

As of December 31, 2008

	Option Awards(1)					Stock Awards(2)
	Number of Securities Underlying Unexercised	Number of Securities Underlying Unexercised	Option	Option		Number of Shares or Units of Stock That		Market Value of Shares or Units of Stock That Have Not
Name	Options(#) Exercisable	Options(#) Unexercisable	Exercise Price ($)	Expiration Date		Have Not Vested (#)		Have Not Vested ($)(3)

David P. Wright,	51,695	—	2.96	7/15/13	(4)	68,750	(9)	$158,125
Chief Executive Officer,	46,807	—	3.80	1/18/15	(5)
President and Director	10,577	5,979	3.80	1/01/16	(6)
	10,496	575	3.80	1/04/17	(7)
	243,750	536,250	5.36	8/30/17	(8)

Eric I. Richman	28,637	—	2.96	11/15/13	(10)	20,000	(12)	$46,000
Senior Vice President,	11,042	—	3.80	1/18/15	(5)
Business Development and	4,321	189	3.80	1/01/16	(6)
Strategic Planning	5,291	2,991	3.80	1/04/17	(7)
	112,667	102,333	5.20	10/02/17	(11)

Christopher C. Camut	11,042	33,130	3.80	1/04/17	(7)	16,000	(12)	$36,800
Vice President, Chief	93,167	121,833	5.20	10/02/17	(11)
Financial Officer

(1)                                 Reflects options granted under our 2007 Plan as well as options initially granted under the 2002 Long-Term Incentive Plan and assumed by us in the merger and now outstanding under the 2007 Plan.

(2)                                 Reflects restricted common stock awards granted under our 2007 Plan on October 2, 2007. Unless otherwise indicated in the footnotes below, all shares of restricted stock vest in three equal annual installments of 33.3% of the grant beginning on the first anniversary of the date of grant.

(3)                                 Reflects a closing price of our common stock on December 31, 2008 of $2.30 per share. The price of our common stock on April 27, 2009 was $2.19.

(4)                                 Reflects options granted on July 15, 2003 which vested in equal annual installments over four years on the anniversary of the date of grant.

(5)                                 Reflects options granted on January 18, 2005 pursuant to which 25% vested immediately and the remainder vested in equal monthly installments over 36 months beginning in the second month following the date of grant.

(6)                                 Reflects options granted on January 1, 2006 pursuant to which 25% vested immediately and the remainder vest in equal monthly installments over 36 months beginning in the second month following the date of grant.

(7)                                 Reflects options granted on January 4, 2007 which vest in equal monthly installments over 36 months beginning on the month following the date of grant.

(8)                                 Reflects options granted on August 30, 2007 pursuant to which 25% vest on the first anniversary of the date of grant and the remainder vest in equal monthly installments over 48 months beginning on the month following the first anniversary.

(9)                                 Reflects a restricted stock award of 100,000 shares granted on August 30, 2007 pursuant to which 25% vested on the first anniversary of the date of grant, an additional 6.25% of the award vested between September and December 2008, and the remainder vests on an annual basis over the succeeding four (4) years following the first anniversary date as follows: 12.5% of the award on the second anniversary of the date of grant and 18.75% of the award on each of the succeeding three anniversaries so that 100% of the award vests over 5 years.  See “Employment Agreements—David P. Wright.”

(10)                          Reflects options granted on October 14, 2003 which vested in equal annual installments over four years on the anniversary of the date of grant.

(11)                           Reflects options granted on October 2, 2007 pursuant to which 20% vested immediately, 20% vested on the first anniversary of the date of grant and the remainder vests in equal monthly installments over 36 months beginning on the first month following the first anniversary.

(12)                        Reflects a restricted stock award granted on October 2, 2007 pursuant to which 33.3% vests on each anniversary of the date of grant.

(13)                          Reflects options granted on January 31, 2005, which vest in equal annual installments over four years on the anniversary of the date of grant.

(14)                          Reflects a restricted stock award of 12,500 shares granted on October 2, 2007 pursuant to which 33.3% vests on each anniversary of the date of grant.

Equity Compensation Plan Information

The following table provides information regarding the number of securities to be issued under our 2007 Plan (including those securities assumed by us under Former PharmAthene’s 2002 Long-Term Incentive Plan), the weighted-average exercise price of options issued under the 2007 Plan and the number of securities remaining available for future issuance under the 2007 Plan, in each case as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security	3,562,941		$4.30	404,570
holders	399,682	(1)	$3.50	—

Equity compensation plans not approved by security holders	—		—	—

Total

(1) Represents options previously granted under our 2002 Long-Term Incentive Plan, which were subsequently converted into options under the 2007 Long-Term Incentive Compensation Plan.

Further information regarding our 2007 Plan and the 2002 Plan assumed by us in the merger is contained in Note 13 to our consolidated financial statements for the fiscal year ended December 31, 2008 contained in our Original 10-K.

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

Christopher C. Camut and Eric I. Richman

Under the terms of the current employment agreements with Mr. Camut and Mr. Richman, if the executive’s employment is terminated without “cause” or for “good reason” (as such terms are defined below under “Employment Agreements—David P. Wright”), he is entitled to severance payments in the form of a continuation of his base salary immediately prior to such termination for a period of 12 months following the effective date of the termination, payable in consideration for and only after he executes a General Release containing terms reasonably satisfactory to the Company.  Conversely, the executive will not receive severance if he voluntarily resigns employment or if he voluntarily resigns employment or is terminated for cause.  In addition to the severance payment, the executive is entitled to purchase all or any part of the shares subject to any option that has vested as of the time of termination, for a period of up to three months from such date of termination.

Employment Agreements

David P. Wright

In connection with the merger, the Company entered into an employment agreement with David P. Wright regarding his employment as Chief Executive Officer of the Company.  The agreement was subsequently amended effective as of January 21, 2009.  Under the agreement, Mr. Wright receives a base salary of $392,000 per year subject to increase (which is consistent with the salary he previously received as Former PharmAthene’s Chief Executive Officer) and is eligible to receive annual bonus compensation of up to 30% of his base salary plus additional bonuses at the option and discretion of the Compensation Committee. Mr. Wright’s current salary effective January 1, 2009 is $426,433. On August 30, 2007, the Compensation Committee granted to Mr. Wright a stock option to purchase 780,000 shares of the Company’s common stock pursuant to the 2007 Plan at an exercise price of $5.36, which was equal to the fair market value of a share of the Company’s common stock on the date of the grant as determined in accordance with applicable law and regulations as the closing price of the Company’s common stock on August 30, 2007, and a restricted stock award of 100,000 shares of the Company’s common stock. The option has a term of ten (10) years and, subject to possible acceleration of vesting, vests over a five (5) year period with 25% having vested on August 30, 2008, the first anniversary of the grant date, and the remainder vesting monthly on a pro-rata basis over the succeeding 48 months following the first anniversary date.  The restricted stock award initially had the same vesting schedule as the option award, but the employment agreement with Mr. Wright was amended effective as of January 21, 2009, to change the schedule such that, after the initial 25% of the award vested on August 30, 2008, the first anniversary of the grant date, and an additional 6.25% of the award vested between September and December 2008, the remainder would vest on an annual basis over the succeeding four (4) years following that anniversary date as follows: 12.5% of the award on the second anniversary date and 18.75% of the award on each of the succeeding three anniversaries so that 100% of the award vests over 5 years.

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

If Mr. Wright’s employment is terminated without cause or he resigns for good reason, in each case as defined below, Mr. Wright is entitled to severance payments in the form of a continuation of his base salary immediately prior to such termination for a period of 12 months following the effective date of the termination and, in addition, an amount of shares equal to up to 25% of the total aggregate amount of options and restricted stock granted on August 30, 2007 would become vested with the remaining balance of unvested options and restricted stock being forfeited. Further, in the event of a change in control of PharmAthene, as defined under the employment agreement, and the termination of Mr. Wright’s employment either in connection with the change in control, by the Company without cause or by Mr. Wright with good reason within 12 months following the change in control, in addition to the severance payments to which Mr. Wright would be entitled, all stock options and shares of restricted stock held by Mr. Wright that are not then vested would become immediately and fully vested.

Under Mr. Wright’s employment agreement, as under our standard executive employment agreement, a termination “for cause” is a termination for (1) willful and substantial misconduct that materially injures us and is not corrected; (2) repeated neglect of duties or failure to act, which can reasonably be expected to materially and adversely affect our business or affairs, after written notice from us; (3) material breach of the confidentiality and related provisions of the employment agreement or of our policies; (4) commission of material fraud with respect to our business and affairs; (5) conviction of, or nolo contendere plea to, a felony; (6) demonstrable gross negligence or (7) habitual insobriety or use of illegal drugs adversely affecting the executive’s duties.  Termination “for good reason” means a termination for (a) any material breach by the Company of our obligations under the employment agreement; (b) any material reduction in the executive’s duties, authority or responsibilities without the executive’s consent; (c) any assignment to the executive of duties or responsibilities materially inconsistent with the executive’s position and duties under the employment agreement without consent; (d) a relocation of the Company’s principal executive officers or our determination to require the executive to be based more than 25 miles away; (e) depriving the executive of any material benefit plan and (f) failing to have a successor or assignee of the Company or someone acquiring substantially all of our assets specifically assume the employment agreement. The detriment must in each case persist for at least 20 days after the Company receives written notice from the executive before it constitutes termination for good reason.

Christopher C. Camut and Eric I. Richman

Messrs. Camut and Richman are signatories to our standard executive employment agreement.  Under this agreement, executives are paid an annual base salary, payable in equal periodic installments.  The base salary is subject to review annually by the Compensation Committee and is subject to increase at the option and sole discretion of the Compensation Committee.  Messrs. Camut and Richman are also eligible to receive, at the sole discretion of the Compensation Committee, an annual cash bonus of up to an additional 30%, initially, of their base salary.  In addition, the executives are eligible for additional bonuses at the option and sole discretion of the Compensation Committee based on the achievement of certain pre-determined performance milestones and are eligible to receive such stock, option and other awards under our 2007 Plan as may be granted by the Compensation Committee or its designee in its sole discretion.  The executives are also entitled to participate in our standard employee benefits package (including group medical, dental and vision insurance coverage, life insurance and death benefit and 401(k) plan participation).

The agreements require that during his employment and for a period of 12 months following termination of the employment, the executive shall not directly or indirectly engage in the development, production, marketing or sale of products that compete with our products or assist others in a competing business or induce other employees of PharmAthene to terminate their employment with us or engage in a competing business.  The executive is furthermore required to refrain from directly or indirectly disclosing any confidential information obtained while working at PharmAthene.

If the executive voluntarily resigns employment or is terminated for cause (as defined under “—David P. Wright” above), he will have no further rights or claims against us except for the right to receive (i) the unpaid portion of his or her base salary on a pro-rata basis; (ii) payment of the executive’s accrued but unpaid amounts and extension of applicable benefits in accordance with the terms of any incentive compensation, retirement, employee welfare or other employee benefit plans or programs of PharmAthene in which the executive is then participating in accordance with the terms of such plans or programs and (iii) reimbursement for any reasonable and necessary business and travel expenses.

If the executive is terminated other than for cause or he resigns for good reason (as defined under

“—David P. Wright” above), the executive is entitled to receive the payments in (i) through (iii) above as well as severance payments in the form of a continuation of his or her base salary in effect immediately prior to such termination for a period of 12 months following the effective date of the termination, payable in consideration for and only after he executes a general release containing terms reasonably satisfactory to us.

Under his original employment agreement with us, Mr. Camut receives a base salary of $237,500 per year starting in 2007, subject to adjustments and is eligible to receive annual bonus compensation at the option and discretion of the Compensation Committee.  Mr. Camut’s current salary effective January 1, 2009 is $276,000. Mr. Richman’s original employment agreement provides for a base salary of $195,000 per year starting in 2003, subject to adjustments and eligibility to receive annual bonus compensation at the option and discretion of the Compensation Committee.  Mr. Richman’s current salary effective January 1, 2009 is $287,782.

2009 Bonus Program

The Compensation Committee of the Board of Directors of the Company has adopted a bonus program (the “Bonus Program”) for our executive officers and other employees to be identified from time to time by the Chief Executive Officer. The Bonus Program was established to provide for the payment to members of management and identified employees of a bonus that is linked to achievement of key corporate performance objectives and, in the case of executives, also to the achievement of key personal objectives which are approved by the Compensation Committee. The goal of the Bonus Program is to reward personnel by providing further compensation to members of management and identified employees based on the achievement of specified annual goals that the Compensation Committee and the Board of Directors believe correlate closely with the growth of long-term stockholder value. We believe that the Bonus Program will also promote greater communication and foster the appropriate feedback for enhanced productivity and effectiveness.

The Bonus Program is intended to be applicable to the following members of management: the President and Chief Executive Officer, the Chief Financial Officer, the Senior Vice President-Business Development and Strategic Planning, the Senior Vice President-Operations, the Senior Vice President & General Counsel, the Vice President-Medical Director, Vice President-Regulatory Affairs and Quality and Vice President-Policy and Government Affairs. Annually and based upon the recommendations of the Chief Executive Officer and the Compensation Committee, the Board of Directors will approve (i) a target bonus pool amount; (ii) a target bonus payout for each executive in the Bonus Program, (iii) the financial achievement percentages and bonus modifiers that will be used to determine the component of the bonus based upon a comparison of the Company’s financial and operational performance for the fiscal year against the Board approved financial and operating plan for the fiscal year, (iv) the executives’ personal objectives for the fiscal year, and (v) the weight or importance of the corporate financial performance objectives and the personal objectives. After the end of each fiscal year, the Compensation Committee will measure the Company’s actual financial performance and consider each executive’s personal performance to determine the appropriate adjustment to the executive’s target bonus.

Determining the annual target bonus pool.  In each fiscal year, the Board of Directors will determine a target bonus pool for that fiscal year and determine how much of that pool should be allocated to executive officers and how much should be allocated to all other personnel. This pool will be a target which may be revised by the Board at their discretion.

For fiscal year 2009, the target bonus pool has been established as the approximate sum of 30% of the aggregate base salary of the executive officers and certain other key employees and 10% of the aggregate base salary of all other employees of the Company.

The pool is to be divided among the relevant executives with reference to the achievement of specific personal and corporate targets. The Compensation Committee shall have the discretion to award more or less than the initial pool amount; and any particular executive or key employee may be awarded a bonus that is greater or less than 30% of their base salary and any non-executive employee may be awarded a bonus that is greater or less than 10% of their base salary. Finally, the pool may be increased to the extent new executive officers and other employees may be hired during the year.

Determining the annual target bonus.  During each fiscal year, the Compensation Committee shall determine the target bonus for each executive in the Bonus Program taking into account any terms regarding bonuses which may be contained in each executive’s employment agreement. Under his employment agreement, Mr. Wright is eligible to receive a bonus equal to up 30% of his base salary. The Board will consider all factors that it deems relevant to such determination, including, but not limited to, the recommendations of our Chief Executive Officer (except with respect to his own bonus), competitive market conditions, and the Board’s assessment of the level of growth reflected in the Company’s financial performance objectives. The executives are not subject to a maximum bonus payout. All bonuses will be paid in cash.

For fiscal year 2009, the target bonus payout for executive officers and certain other key employees has been set at 30% of the 2009 base salary of the relevant executive officer and such other key employees. The target bonus payout for non-executive employees has been set at 10% of the 2009 base salary of the relevant non-executive employee. These annual target bonus levels may be modified based upon the terms of employment agreements with our executives, which have been approved by the Chief Executive Officer and Board of Directors, as applicable, changes in market conditions or performance of the Company in each case in the sole discretion of the Board of Directors.

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

The Compensation Committee has established with management specific strategic goals for 2009 as follows, with percentage weighting reflecting the approximate percentage value to be placed upon the achievement of each target:

1.              Secure and successfully execute on our obligations under a rPA advanced development and procurement contract with BARDA. (25%)

2.              Secure adequate additional financing for the Company and strengthen balance sheet as needed. (20%)

3.              Secure a significant advanced development contract for Valortim® and secure Phase 2 funding for Protexia® under outstanding DoD contract. (20%)

4.              Financial performance in line with communications with respect to budgets and forecasts presented to the Board of Directors subject to later modifications presented to and approved by the Board.  (10%)

5.              Achieve positive stock price performance and communications with the markets.  (10%)

6.              Optimize infrastructure as appropriate to enhance chances of reaching profitability and improve execution capability. (15%)

Determining personal objectives.  Also in each fiscal year, the Compensation Committee, will consider and approve each executive’s personal objectives for the fiscal year. Each executive’s personal objectives will be agreed upon by the executive and approved by our Chief Executive Officer (except with respect to his own personal objectives). The personal objectives of our Chief Executive Officer will be the corporate objectives for all executive officers.

Determining relative weight of corporate performance objectives and personal objectives.  The Compensation Committee will also evaluate the weight or importance that will be placed on achievement of the corporate performance objectives and the personal objectives.

Measuring performance.  After the end of the fiscal year, the Compensation Committee will measure the Company’s actual performance (using the predetermined corporate achievement percentages) and assess each executive’s personal performance against his or her personal objectives to determine the appropriate bonus allocable to each executive officer from the target bonus pool. The Committee will consider the executive’s overall contribution to the Company’s success and, in the case of executives other than the Chief Executive Officer, the recommendation of the Chief Executive Officer. In determining the appropriate bonuses, the Compensation Committee will also consider other performance considerations related to unforeseen events occurring during the fiscal year. In appropriate circumstances, the Committee has discretion to award a bonus that is less than the amount determined by the procedures outlined above, including to award no bonus at all or greater than the amounts that might be determined by the procedures outlined above.

DolmatConnell & Associates, our compensation consultant, reviewed the structure of our Bonus Program in 2007 and at that time made recommendations which have been incorporated into the Bonus Program and have not been materially changed since then. DolmatConnell was engaged in 2007 to review and make recommendations with respect to compensation of directors, executive officers and other employees, the Compensation Committee charter and to advise the Compensation Committee as to best practices in committee rules and procedures.

Director Compensation

The following table sets forth the cash and non-cash compensation of our directors (other than our Chief Executive Officer, who is not separately compensated for his service on the Board) for the fiscal year ended December 31, 2008. Prior to the consummation of our merger in August 2007, our directors did not receive any cash compensation for services rendered. During the fiscal year ended December 31, 2007, no non-employee member of our Board received any stock award, non-equity incentive plan compensation or nonqualified deferred compensation earnings. In the paragraph following the table and in the footnotes, we describe our standard compensation arrangement for service on the Board of Directors and Board Committees.

For the Fiscal Year Ended December 31, 2008

Name(1)		Fees Earned or Paid in Cash (2) ($)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)

John Pappajohn(5)		20,000	35,467	1,132	56,599
Joel McCleary(6)		26,000	68,747	4,549	99,296
John Gill		36,500	35,467	661	72,628
James H. Cavanaugh, Ph.D.		29,950	35,467	399	65,816
Elizabeth Czerepak(7)		19,375	35,467	0	54,842
Steven St. Peter		22,750	35,467	0	58,217
Derace L. Schaffer, M.D.(8)	.	20,000	35,467	5,031	60,498

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

(3)                                 The amounts in this column represent the dollar amounts recognized for financial statement reporting purposes in accordance with FAS 123R. On October 9, 2007, each current non-employee member of our Board was granted an option under our 2007 Plan to purchase 20,000 shares of our common stock, par value $0.0001 per share, at an exercise price of $5.25 per share based on the closing price of our common stock on the grant date as reported on the American Stock Exchange (now the NYSE Amex) on October 9, 2007. Fifty percent of such options vested immediately on the grant date and the remaining 50% vested on the one year anniversary of the grant date, October 9, 2008. The fair value of the options was $3.55 per share, determined using the Black-Scholes option valuation model.  As of December 31, 2008, the aggregate number of option awards outstanding for each of Messrs. Pappajohn and Schaffer was 20,000, for each of Messrs. Cavanaugh and Gill was 22,759, for Mr. McCleary was 72,759 and for Mr. St. Peter was 21,104.

(4)                                 In addition to the other compensation received, members of the Board of Directors are reimbursed for the reasonable out-of-pocket costs incurred by them in connection with travel to and from Board and committee meetings. None of such reimbursements amounted to $10,000 or more.

(5)                                 Prior to the merger of Former PharmAthene with and into a subsidiary of HAQ, we agreed to pay Equity Dynamics, Inc., an affiliated third party of which Mr. Pappajohn is the President and principal stockholder, approximately $7,500 per month for office space and certain additional general and administrative services. During 2008, we did not make any payments under this arrangement.  The arrangement was terminated upon the consummation of the merger. These payments were not regarded as compensation to Mr. Pappajohn.

(6)                                 On April 28, 2008, in recognition of his position as chair of the Government Affairs Committee, the Company granted to Joel McCleary an option to purchase 50,000 shares of our common stock at an exercise price of $2.97 per share based on the closing price of our common stock on the grant dated as reported on the American Stock Exchange (now NYSE Amex) on April 28, 2008. Fifty percent of such options vest on the first anniversary of the grant date and the remaining 50% vest on the second anniversary of the grant date.  The fair value of the options was $1.97 per share, determined using the Black-Scholes option valuation method.

(7)                                 Ms. Czerepak was a member of the Board of Directors and of the Audit Committee and Board committees until her resignation from the Board and committees on July 16, 2008.  While no fees or other forms of compensation were paid directly to Ms Czerepak for services as a member of the Board of Directors or any committees in 2008, the Company paid $19,375 to Ms. Czerepak’s then-employer, Bear Stearns, in connection with such services.

(8)                                 Dr. Schaffer acted as a consultant to the Board of Directors through June 12, 2008.  At our 2008 annual meeting of stockholders held on June 13, 2008, Dr. Schaffer was elected to our Board.  Dr. Schaffer did not receive any compensation for his services in his capacity as consultant and received $20,000 as compensation for his services as a director from June 13, 2008 through December 31, 2008.

General Policy Regarding Compensation of Directors

Under the current policy, which was adopted in 2007, each non-employee member of our Board is entitled to receive the following annual cash compensation:

•                                          $20,000 cash retainer for membership on the Board,

•                                          $1,500 cash payment per regular Board meeting attended in excess of six per year,

•                                          $15,000 cash retainer for the Audit Committee chair,

•                                          $5,000 cash retainer for membership on the Audit Committee (other than Audit Committee chair);

•                                          $12,000 cash retainer for the Compensation Committee chair,

•                                          $3,000 cash retainer for membership on the Compensation Committee (other than Compensation Committee chair),

•                                          $10,000 cash retainer for the Governance and Nominating Committee chair,

•                                          $2,500 cash retainer for membership on the Governance and Nominating Committee (other than Governance and Nominating Committee chair), and

•                                          $750 cash payment per committee meeting attended in excess of six per year.

•                                          In addition, every non-employee member of our Board is entitled annually to receive an option to purchase 10,000 shares of our common stock on the date of our annual meeting of stockholders, at an exercise price per share based on the closing price of our common stock on the grant date as reported on the NYSE Amex, and immediately vesting on the grant date.  Inadvertently, no such grant was made during the 2008 fiscal year and a make-up grant was made in March 2009.

As described in the footnotes to the Director Compensation Table above, Mr. McCleary received additional non-cash compensation for his services as chair of the Government Affairs Committee in 2008.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2008, the members of our Compensation Committee were Joel McCleary, John Gill and Steven St. Peter. All of these members, which continue to serve on the Compensation Committee, are independent directors, and no member is or has been an employee or former employee of PharmAthene. In addition, no Committee member had any relationship requiring disclosure under “Certain Relationships and Related Transactions” on page 28 of this Form 10-K/A.

During the fiscal year ended December 31, 2008, none of our executive officers served on the Compensation Committee (or its equivalent) or on the Board of Directors of another entity, one of whose executive officers served on our Compensation Committee or our Board of Directors.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of April 22, 2009, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company’s common stock by (i) each person known by us to be the owner of more than 5% of our outstanding shares of the Company’s common stock, (ii) each director, nominee for director and executive officer and (iii) all directors and executive officers as a group. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Shares(2)

Funds Affiliated with MPM Capital L.P.(3)	4,023,820	14.15%
Funds affiliated with Bear Stearns Health Innoventures Management, LLC(4)	1,618,972	5.69%
Healthcare Ventures VII, L.P.(5)	3,555,674	12.49%
Hummingbird Microcap Value Fund, LP (and affiliates)(6)	1,326,417	4.66%
AmTrust Capital Management, Inc. (and affiliate)(7)	1,972,874	6.94%
Kelisia Holdings Limited (and affiliate)(8)	6,478,432	20.78%
John Pappajohn(9)	883,124	3.09%
David P. Wright(10)	670,608	2.33%
James H. Cavanaugh, Ph.D.(11)	3,555,674	12.49%
Steven St. Peter(12)	30,826	*
John Gill(13)	30,000	*
Joel McCleary(14)	161,925	*
Derace L. Schaffer, M.D.(15)	623,124	2.18%
Eric Richman(16)	250,099	*
Christopher Camut(17)	186,056	*
All directors and executive officers as a group (14 persons)	6,861,835	21.05%

* Less than 1.0%

(1)                                 Unless otherwise indicated in other footnotes, the address for each beneficial owner is c/o PharmAthene, Inc., One Park Place, Suite 450, Annapolis, MD 21401.

(2)                                 Based on 28,433,503 shares of common stock outstanding as of April 22, 2009. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying warrants, Notes or subject to options held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the following footnotes or pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name.

(3)                                 Consists of 3,489,443 shares of common stock held by MPM BioVentures III-QP, L.P., MPM BioVentures III GmbH & Co. Beteiligungs KG, MPM BioVentures III, L.P., MPM BioVentures III Parallel Fund, L.P. and MPM Asset Management Investors 2004 BVIII LLC, and 534,377 shares of common stock issuable upon conversion of Convertible Notes in the principal amount of $4,709,553.61 plus interest.  MPM BioVentures III GP, L.P. and MPM BioVentures III LLC are the direct and indirect general partners of MPM BioVentures III-QP, L.P., MPM BioVentures III GmbH & Co. Beteiligungs KG, MPM BioVentures III, L.P. and MPM BioVentures III Parallel Fund, L.P. The members of MPM BioVentures III LLC and MPM Asset Management

Investors 2004 BVIII LLC are Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Dennis Henner, Nicholas Simon III, Michael Steinmetz and Kurt Wheeler, who disclaim beneficial ownership of these shares except to the extent of their proportionate pecuniary interest therein. Dr. Steven St. Peter, a member of our Board of Directors, is affiliated with the MPM Funds, but is not a member of the general partners and thus is not deemed to have beneficial ownership of the shares owned by the MPM Funds. The address for the MPM Funds is The John Hancock Tower, 200 Clarendon Street, 54th floor, Boston, MA, 02116.

(4)                                 Consists of 1,320,087 shares of common stock held by Bear Stearns Health Innoventures, L.P., Bear Stearns Health Innoventures Offshore, L.P., BX, L.P., Bear Stearns Health Innoventures Employee Fund, L.P. and BSHI Members, LLC, and 288,328 shares of common stock issuable upon the conversion of Notes in the principal amount of $2,541,079.27 held by such funds plus interest. Also includes options to purchase 10,557 shares of common stock (representing the portion of an option to purchase a total of 21,104 shares of common stock that is currently exercisable or will become exercisable within 60 days of the date hereof ) originally granted to Elizabeth Czerepak and assigned by her to these funds. Ms. Czerepak, a former member of our Board of Directors, was a managing partner of Bear Stearns Health Innoventures Management, LLC, which is the sole general partner of Bear Stearns Health Innoventures, L.P., Bear Stearns Health Innoventures Offshore, L.P., BX, L.P. and Bear Stearns Health Innoventures Employee Fund, L.P., and BSHI Members, LLC co-invests with these funds. Ms. Czerepak disclaims beneficial ownership of these shares except to the extent of her proportionate pecuniary interest therein. The address for the Bear Stearns funds is JP Morgan Asset Management, 245 Park Avenue, 8th Floor, New York, NY 10167.

(5)                                 Consists of 3,317,243 shares of common stock and 205,948 shares of common stock issuable upon conversion of Notes in the principal amount of $1,815,056.92.  Dr. James Cavanaugh, a member of our Board of Directors, is a general partner of HealthCare Partners VII, L.P., which is the general partner of HealthCare Ventures VII, L.P. In such capacity he may be deemed to share voting and investment power with respect to these shares. Dr. Cavanaugh disclaims beneficial ownership of these shares except to the extent of his proportionate pecuniary interest therein. Dr. Cavanaugh owns options to purchase 32,483 shares of common stock which are currently exercisable or will be exercisable within 60 days of the date hereof and are therefore included in this number (out of a total of 32,759 options held by Dr. Cavanaugh).  The address for Healthcare Ventures VII, L.P. is 44 Nassau Street, Princeton, New Jersey 08542.

(6)                                 All information regarding Hummingbird Microcap Value Fund, LP, a Delaware limited partnership (“Hummingbird Microcap”) and its affiliates is based on information disclosed in the Statement on Schedule 13G filed with the SEC on October 27, 2008.  Of the 1,326,417 shares, (i) 623,382 shares may be deemed to be beneficially held by Hummingbird Microcap, (ii) 642,282 shares may be deemed to be beneficially held by Hummingbird Value Fund, LP, a Delaware limited partnership (“Hummingbird Value”), (iii) 48,453 shares may be deemed to be beneficially held by Hummingbird SPAC Partners, LP, a Delaware limited partnership (“Hummingbird SPAC”) (together with Hummingbird Microcap and Hummingbird Value, the “Hummingbird Funds”), (iv) 1,314,117 shares may be deemed to be beneficially held by Hummingbird Management, LLC, a Delaware limited liability company (“Hummingbird LLC”), (v) 1,314,117 shares may be deemed to be beneficially held by Hummingbird Capital, LLC, a Delaware limited liability company (“Hummingbird Capital”), and (vi) 1,326,417 shares may be deemed to be held by Paul D. Sonkin.  Hummingbird Management is the investment manager to each of the Hummingbird Funds. Hummingbird Capital is the general partner of each of the Hummingbird Funds. Paul D. Sonkin is the managing member of each of Hummingbird Management and Hummingbird Capital. By virtue of these relationships, each of Hummingbird Management, Hummingbird Capital and Mr. Sonkin may be deemed to beneficially own the shares of common stock owned by the Hummingbird Funds.  The address for the Hummingbird Funds, Hummingbird Management, Hummingbird Capital and Paul D. Sonkin is 460 Park Avenue, 12th Floor, New York, New York 10022.

(7)                                 Includes shares issuable upon the exercise of 10,000 immediately vested options granted to Leap Tide Capital Management, Inc. (formerly known as AmTrust Capital Management, Inc.), a Delaware corporation (“AmTrust”) effective March 10, 2009 in connection with a consulting agreement. All other information regarding AmTrust and its affiliate is based on information disclosed in a Statement on Schedule 13G (the “AmTrust 13G”) filed with the SEC on October 27, 2008.  According to the AmTrust 13G, each of AmTrust and Jan Loeb, its President and member of its board of directors, and a citizen of the United States, may be deemed to beneficially own the 1,962,874 shares of common stock (not including the 10,000 above).  The address for AmTrust and Jan Loeb is 10451 Mill Run Circle, Owings Mills, Maryland, 21117.

(8)                                 In October 2008, Kelisia Holdings Limited, a limited company established under the laws of Cyprus (“Kelisia”), made an equity investment in us, providing gross proceeds of approximately $13.1 million.  In the financing, Kelisia purchased 3,733,334 shares of our common stock at $3.50 per share. Kelisia also received 12-month warrants to purchase up to 2,745,098 additional shares of our common stock at an exercise price of $5.10 per share, subject to a stock ownership cap, following any warrant exercise, of 19.99% of our issued and outstanding common stock.  The following is based on information disclosed in a Statement on Schedule 13D filed with the SEC on October 10, 2008:  Kelisia is an indirect, wholly-owned subsidiary of Panacea Biotech Limited, a public limited company established under the laws of India (“Panacea Biotec”), and as such, Panacea Biotec may be deemed to have indirect beneficial ownership of the 6,478,432 shares of common stock.  The address for Kelisia is 29 Theklas Lyssioti Street, Cassandra Centre 2nd Floor, 3731 Limassol, Cyprus. The address for Panacea Biotec is B-1 Extn./A-27, Mohan Co-op. Industrial Estate, Mathura Road, New Delhi -110044, India.

(9)                                 Includes (i) 941,713 shares of common stock, (ii) 141,960 shares of common stock issuable upon exercise of warrants and (iii) options to purchase 30,000 shares of common stock.  Mr. Pappajohn is the Chairman of our Board of Directors.

(10)                          Includes 105,935 restricted shares (included herein irrespective of the vesting date), options to purchase 290,069 shares of common stock (representing the portion of options to purchase a total of 943,315 shares of common stock that is currently exercisable or will become exercisable within 60 days of the date hereof) and 6,037 shares of common stock issuable upon conversion of Notes. Mr. Wright is our President and Chief Executive Officer and a member of our Board of Directors.

(11)                           Dr. Cavanaugh is a general partner of HealthCare Partners VII, L.P., which is the general partner of HealthCare Ventures VII, L.P. In such capacity, he may be deemed to share voting and investment power with respect to 3,317,243 shares of our common stock held by HealthCare Ventures VII, L.P. and 205,948 shares of common stock issuable to HealthCare Ventures VII, L.P. upon the conversion of Notes.  Dr. Cavanaugh disclaims beneficial ownership of these shares except to the extent of his proportionate pecuniary interest therein.  Dr. Cavanaugh’s beneficially owned shares also include options to purchase 32,483 shares of our common stock (representing the portion of options to purchase a total of 32,759 shares of common stock that is currently exercisable or will become exercisable within 60 days of the date hereof), Dr. Cavanaugh’s address is c/o Healthcare Ventures VII, L.P., 44 Nassau Street, Princeton, New Jersey 08542. Dr. Cavanaugh is a member of our Board of Directors.

(12)                           Consists of options to purchase 30,826 shares of our common stock (representing the portion of options to purchase a total of 31,104 shares of our common stock that is currently exercisable or will become exercisable within 60 days of the date hereof). Dr. St. Peter is a member of our Board of Directors.

(13)                           Consists of options to purchase 30,000 shares of common stock.  Mr. Gill is a member of our Board of Directors.

(14)                          Includes options to purchase 57,481 shares of common stock (representing the portion of options to purchase a total of 82,759 shares of common stock that is currently exercisable or will become exercisable within 60 days of the date hereof) and 3,034 shares of common stock issuable upon the conversion of Notes. Mr. McCleary is a member of our Board of Directors.

(15)                          Includes 141,960 shares of common stock issuable upon the exercise of warrants and options to purchase 30,000 shares of common stock. Dr. Schaffer is a member of our Board of Directors.

(16)                           Includes 50,573 restricted shares (included herein irrespective of vesting date) and options to purchase a total of 188,602 (representing the portion of options to purchase a total of 343,046 shares of common stock that is currently exercisable or will become exercisable within 60 days of the date hereof) and 924 shares of common stock issuable upon the conversion of the Notes.

(17)                           Includes 41,308 restricted shares (included herein irrespective of vesting date) and options to purchase a total of 136,748 (representing the portion of options to purchase a total of 284,480 shares of common stock that is currently exercisable or will become exercisable within 60 days of the date hereof).

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

There are no familial relationships among our directors and/or executive officers.

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

In connection with the merger, as previously disclosed, PharmAthene, its principal Stockholders and its advisors had been contacted by third party investors (collectively, the “New Investors”) indicating an interest in making an investment in PharmAthene through the purchase of a significant number of shares of common stock in privately negotiated transactions with our existing Stockholders but required that, in connection with the purchases, they receive additional shares of our common stock from our founders and from certain Stockholders of Former PharmAthene, receiving shares of our common stock as a result of the merger.

As a result, our principal Stockholders and management team entered into agreements to provide the New Investors with these additional shares contingent upon the approval and consummation of the merger and advised the New Investors that they were required to obtain the right to vote the shares to be purchased and vote any shares so purchased in favor of the proposals before the Special Meeting of Stockholders or obtain from the sellers of such shares a vote in favor of the proposals. The New Investors purchased, in the aggregate, 2,429,360 shares of our common stock. The purchase option agreements entered into by John Pappajohn, Derace Schaffer, Edward Berger, Wayne Schellhammer and Matthew Kinley, our founders and executive officers and directors prior to the merger (collectively, the “HAQ Insiders”), and the New Investors granting the New Investors options to acquire up to 1,266,752 shares of our common stock in the aggregate (which amount subject to reduction pro rata to the extent that less than 2,800,000 shares of our common stock was purchased by the New Investors); since only 2,429,360 shares of common stock were purchased by the New Investors in the aggregate, 1,099,070 shares became subject to the options. The options were purchased for an aggregate purchase price of $100 and the exercise price per share was $.0001 per share.  The options became exercisable in August 2008 and have been exercised in full.

The HAQ Insiders were entitled to certain registration rights for their IPO Shares, as described in our IPO prospectus and in the definitive proxy statement filed with the SEC on July 16, 2007. These rights provided that the holders of the majority of these pre-IPO shares would be entitled to require us, on up to two occasions, to register these shares. The holders of the majority of these shares were able to elect to exercise these registration rights at any time. In addition, the HAQ Insiders had certain “piggy-back” registration rights on registration statements. The New Investors, as assignees of the HAQ Insiders of the pre-IPO shares, also became entitled to these registration rights.  We filed a registration statement on Form S-3 covering the resale of these shares (to the extent such shares could not already be sold without restrictions), which was declared effective by the SEC on February 10, 2009.

Pursuant to an assignment agreement, Healthcare Ventures VII, L.P, funds affiliated with MPM Capital L.P. and funds affiliated with Bear Stearns Health Innoventures Management, LLC, all of which were Stockholders of Former PharmAthene, agreed to assign to the New Investors an aggregate of up to 479,252 shares that would otherwise be received by them as part of the merger. Under the terms of the Merger Agreement, the number of shares issuable to the Stockholders of Former PharmAthene could be adjusted upward by up to 337,500 shares of our common stock (the “Adjustment Shares”) in the event that our Stockholders holding in excess of 5% of our IPO shares voted against the merger and sought to convert their shares. The total number of Adjustment Shares was computed to be 197,844 shares. These Stockholders of Former PharmAthene assigned their right to receive their pro rata portion of these Adjustment Shares (an aggregate of 300,688 shares) to the New Investors, as well as an additional 217,548 shares issuable to them, in the aggregate, under the Merger Agreement. The New Investors entered into lock up agreements in form substantially similar to that executed by all other Stockholders of Former PharmAthene in connection with the merger.

Also, prior to being elected to our Board of Directors in June 2008, pursuant to an informal, oral consulting arrangement with the Company, Dr. Schaffer attended meetings of the Board and, when called upon to do so, provided consultation in connection with those issues raised in which he has significant experience. In consideration of his efforts in this regard, in the fiscal year ended December 31, 2007, he received a fee of $5,000 and options to purchase 20,000 shares of the Company’s common stock at an exercise price of $5.25 with 50% of such options vesting at the date of grant and the remainder vesting on the first anniversary of the date of grant, and in the year ended December 31, 2008 Dr. Schaffer received a fee of $20,000, and $5,000 in reimbursement of expenses. See also the section entitled “Director Compensation” above.

Former PharmAthene entered into an agreement with Bear, Stearns & Co. Inc. on November 2, 2006 whereby it retained Bear Stearns as its financial advisor in connection with the proposed transaction with HAQ. As an initial payment against its total fee, Bear Stearns received an initial payment of $500,000, and once the merger closed, the remainder of the total $1,250,000 fee was paid.

The Bear Stearns Companies, Inc. was the parent company of Bear, Stearns & Co. Inc. and Bear Stearns Asset Management, Inc., which is the sole manager of Bear Stearns Health Innoventures Management, LLC.  Funds affiliated with Bear Stearns Health Innoventures Management, LLC beneficially owned approximately 5.7% of our outstanding voting shares as of April 22, 2009.  In addition,  Elizabeth Czerepak, a member of our Board until July 2008, was a member of Bear Stearns Health Innoventures Management, LLC.

Item 14.    Principal Accounting Fees and Services.

Audit Fees, Audit Related Fees, Tax Fees and Other Fees

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2008 and 2007 by LWBJ and E&Y:

	Fiscal 2008	Fiscal 2007

Audit Fees(1)	$579,000	$338,720
Audit Related Fees(2)	$188,026	$291,305
Tax Fees(3)	$12,180	$15,880
All Other Fees	$—	$—
Total Fees	$779,206	$645,885

(1)                                 Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements included in our Annual Report on Form 10-K and review of the interim consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements. For the fiscal year ended December 31, 2007, fees for professional services provided by LWBJ were $20,720.  Services provided by E&Y include services provided for Former PharmAthene prior to the merger. For the fiscal years ended December 31, 2008 and 2007, fees for professional services provided by E&Y were $579,000 and $318,000, respectively.

(2)                                 Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to Sarbanes-Oxley compliance. For the fiscal year ended December 31, 2007, fees for professional services provided by LWBJ were $15,305. For the fiscal years ended December 31, 2008 and 2007, fees for professional services provided by E&Y were $188,026 and $276,000, respectively.

(3)                                 Tax Fees were paid for services including assistance with tax compliance and the preparation of tax returns, tax consultation services, assistance in connection with tax audits and tax advice related to mergers, acquisitions and dispositions. For the fiscal years ended December 31, 2008 and 2007, fees for professional services provided by LWBJ were $12,180 and $15,880, respectively. E&Y did not provide tax related services in either fiscal year 2008 or 2007.

Pre-Approval of Audit and Permissible Non-Audit Services

Our Audit Committee has considered whether the provisions of services described in the table above are compatible with maintaining auditor independence. Our Audit Committee requires pre-approval of all audit and non-audit services in one of two methods, and each of the permitted non-auditing services described above has been pre-approved by the Audit Committee. Under the first method, the engagement to render the services would be entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided (i) the policies and procedures are detailed as to the services to be performed, (ii) the Audit Committee is informed of each service, and (iii) such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to the Company’s management. Under the second method, the engagement to render the services would be presented to and pre-approved by the Audit Committee (subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the Audit Committee prior to the completion of the audit). The Chairman of the Audit Committee has the authority to grant pre-approvals of audit and permissible non-audit services by the registered independent public accounting firm, provided that all pre-approvals by the Chairman must be presented to the full Audit Committee at its next scheduled meeting.

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

(c)                                  Financial Statements and Schedules of Subsidiaries and Affiliates

None.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Annapolis, State of Maryland, on the 30th day of April, 2009.

PHARMATHENE, INC.

By:	/s/ David P. Wright
David P. Wright
Chief Executive Officer

INDEX TO EXHIBITS

No.	Description
31.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to SEC

31.2	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to SEC