Form 10-Q
period 2009-03-31
PHARMATHENE, INC
filed 2009-05-15
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T  (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:    The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of May 13, 2009 was 28,433,503.

PHARMATHENE, INC.

ii

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

PHARMATHENE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$17,245,420	$19,752,404
Restricted cash	9,000,000	12,000,000
Short-term investments	6,773,594	3,190,912
Accounts receivable	9,961,596	8,890,077
Other receivables	1,089,857	1,391,512
Prepaid expenses and other current assets	960,939	917,125
Total current assets	45,031,406	46,142,030

Long-term restricted cash	—	1,250,000
Property and equipment, net	5,211,214	5,313,219
Patents, net	875,098	925,489
Other long-term assets	223,026	220,531
Deferred costs	34,643	37,092
Goodwill	2,348,453	2,502,909
Total assets	$53,723,840	$56,391,270

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,409,022	$3,870,871
Accrued expenses and other liabilities	12,197,532	14,624,757
Convertible Notes	13,828,776	13,377,505
Current portion of warrants to purchase common stock	377,753	—
Current portion of long-term debt	3,947,979	4,000,000
Total current liabilities	33,761,062	35,873,133

Other long-term liabilities	2,230,670	626,851
Warrants to purchase common stock, less current portion	1,158,031	—
Long-term debt	—	928,117
Total liabilities	37,149,763	37,427,831

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 28,012,031 and 25,890,143 shares issued and outstanding, respectively,	2,802	2,589
Additional paid-in capital	146,662,830	142,392,163
Accumulated other comprehensive (loss) income	(260,869)	386,351
Accumulated deficit	(129,830,686)	(123,817,664)
Total stockholders’ equity	16,574,077	18,963,439
Total liabilities and stockholders’ equity	$53,723,840	$56,391,270

See the accompanying notes to the consolidated financial statements.

PHARMATHENE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2009	2008
	(unaudited)

Contract revenue	$5,521,903	$5,819,054
Other revenue	—	21,151
	5,521,903	5,840,205

Operating expenses:
Research and development	5,695,326	5,929,319
General and administrative	5,145,999	4,357,959
Depreciation and amortization	192,478	196,103
Total operating expenses	11,033,803	10,483,381

Loss from operations	(5,511,900)	(4,643,176)
Other income (expense)
Interest income	104,245	471,765
Change in market value of warrants	123,674	—
Other expense	(123,841)	—
Interest expense	(602,115)	(666,997)
Change in market value of derivative instruments	(3,085)	89,280
Total other income (expense)	(501,122)	(105,952)

Net loss	$(6,013,022)	$(4,749,128)
Basic and diluted net loss per share	$(0.23)	$(0.22)
Weighted average shares used in calculation of basic and diluted net loss per share	26,009,387	22,087,121

See the accompanying notes to the consolidated financial statements.

PHARMATHENE, INC.

CONSOLIDATED STATEMENTS OF CASHFLOWS

	Three months ended March 31,
	2009	2008
	(unaudited)
Operating activities
Net loss	$(6,013,022)	$(4,749,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in market value of derivative instruments	3,085	(89,280)
Depreciation and amortization	192,478	204,078
Goodwill	112,173	—
Compensatory option expense	951,560	549,047
Non cash interest expense on debt	468,047	259,653
Changes in operating assets and liabilities:
Accounts receivable	(1,160,788)	(1,362,006)
Prepaid expenses and other current assets	(168,509)	(207,374)
Accounts payable	(414,221)	46,114
Accrued expenses and other liabilities	(742,539)	76,648
Net cash used in operating activities	(6,771,736)	(5,272,788)
Investing activities
Purchases of property and equipment	(151,979)	(107,354)
Purchase of letter of credit	—	(7,000,000)
Purchase of available-for-sale investments	(3,982,682)	(2,508,149)
Sales of available-for-sale investments	400,000	8,479,611
Acquisition costs	—	(927,715)
Net cash used in investing activities	(3,734,661)	(2,063,607)
Financing activities
Payments of long-term debt obligations	(1,000,000)	(1,000,000)
Decrease (increase) of restricted cash requirements	4,250,000	(13,000,000)
Proceeds from issuance of common stock and warrants	4,978,778	—
Net cash provided by (used in) financing activities	8,228,778	(14,000,000)
Effects of exchange rates on cash	(229,364)	(6,983)
Decreases in cash and cash equivalents	(2,506,984)	(21,343,378)
Cash and cash equivalents, at beginning of quarter	19,752,404	40,582,643
Cash and cash equivalents, at end of the quarter	$17,245,420	$19,239,265
Supplemental disclosure of cash flow information
Cash paid for interest	$124,908	$242,877
Cash paid for income taxes	$184,226	$—

See the accompanying notes to the consolidated financial statements.

PHARMATHENE, INC.
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

Note 1 — Organization and Business

Through February 27, 2009, our operations were conducted by our wholly-owned subsidiary, PharmAthene US Corporation.  Effective February 27, 2009, PharmAthene US Corporation was merged with and into PharmAthene, Inc., with PharmAthene, Inc. (“PharmAthene”, “we”, “us”, “our” or the “Company”) being the surviving corporation.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company for the three-month periods ended March 31, 2009 and 2008 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods then ended.  These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report of Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

Principles of Consolidation

The consolidated financial statements include the accounts of PharmAthene and its subsidiaries, PharmAthene U.S. Corporation (which merged into PharmAthene effective February 27, 2009), PharmAthene Canada, Inc., which was formed in March 2005, and PharmAthene UK Limited, which was formed in March 2008.  All significant intercompany transactions and balances have been eliminated.

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

Comprehensive Loss

The Company reports comprehensive income (loss)  in accordance with the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income.  Comprehensive income (loss) includes all changes in equity for cumulative translation adjustments resulting from the consolidation of foreign subsidiaries as the financial statements of the subsidiary located outside of the United States are accounted for using the local currency as the functional currency.  Additionally, all unrealized gains and losses on short term investments are included in comprehensive loss.  Comprehensive loss for the three month periods ended March 31, 2009 and 2008 was approximately $6.7 million and $5.2 million, respectively.

Foreign currency translation

The functional currency of the Company’s wholly owned foreign subsidiaries located in Canada and the United Kingdom are their local currency.  Assets and liabilities of the foreign subsidiaries are translated to United States dollars based on exchange rates at the end of the reporting period.  Income and expense items are translated at the weighted average exchange rates prevailing during the reporting period.  Translation adjustments are accumulated in a separate component of stockholder’s equity.  Transaction and remeasurement gains or losses are included in the determination of operating results.

Restricted Cash

In connection with the March 31, 2009 Consent and Second Loan Agreement with Silicon Valley Bank and Oxford Finance Corporation (the “Lenders”) fully disclosed in Note 8, the Company maintains a segregated account at the Lenders in the amount of at least one half of the principal amount of its obligations outstanding to the Lenders.  As of March 31, 2009, the Company classified $2.0 million as short-term restricted cash under the terms of this agreement.

The Company agreed to provide a letter of credit in the amount of $7.0 million as security for the deferred consideration related to the acquisition (the “Avecia Acquisition”) by PharmAthene, Inc. and its affiliates of substantially all of the assets and liabilities related to the vaccines business of Avecia Biologics Limited and certain of its affiliates (collectively, “Avecia”).  This letter of credit will be payable upon the earlier to occur of the completion of a financing transaction in the amount of $15.0 million or more or eighteen months following the closing of the acquisition.  As of March 31, 2009, the letter of credit is shown on the balance sheet as short-term restricted cash and is included in accrued expenses and other current liabilities as it is due to Avecia no later than October 2, 2009.

Short-Term Investments

Short-term investments consist of investment grade government agency and corporate debt securities due within one year.  All investments are classified as available-for-sale and are recorded at market value.  Unrealized gains and losses are reflected in other comprehensive income (loss).  The estimated fair value of the available-for-sale securities is determined based on quoted market prices or rates for similar instruments.  Management reviews the Company’s investment portfolio on a regular basis and seeks guidance from its professional portfolio manager related to U.S. and global market conditions.  We assess the risk of impairment related to securities held in our investment portfolio on a regular basis and noted no impairment during the quarter ended March 31, 2009.  Additionally, the Company’s Audit Committee reviews the investment portfolio and strategy on an annual basis.

Significant Customers and Accounts Receivable

The Company’s primary customers are the U.S. Department of Defense (the “DoD”), the National Institute of Allergy and Infectious Diseases (“NIAID”), the Biomedical Advanced Research and Development Authority (“BARDA”), and the National Institute of Health (“NIH”).  For the three months ended March 31, 2009 and 2008, contract revenues from the DoD and NIAID related to Protexia® and Valortim® comprised 63% and 100%, of total revenues, respectively.  Contract revenues related to SparVax™ and RypVax™, which we acquired during fiscal year 2008, represented 37% of total revenues for the three months ended March 31, 2009.  As of March 31, 2009 and December 31, 2008, the Company’s receivable balances were comprised 100% of receivables from these customers.  Unbilled accounts receivable, included in accounts receivable, totaling $7.7 million and $5.0 million as of March 31, 2009 and December 31, 2008, respectively, related to the contracts with these customers.  Accounts receivable are stated at invoice amounts and consist primarily of amounts due from the DoD, NIAID and NIH as well as amounts due under reimbursement contracts with other government entities.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, investments and accounts receivable.  The Company maintains its cash and cash equivalents and investment balances in the form of money market accounts, debt and equity securities and overnight deposits with financial institutions that management believes are creditworthy.  The Company’s accounts receivables are from the U.S., Canadian or United Kingdom governments.

Intangible Assets

Patents are carried at cost less accumulated amortization which is calculated on a straight line basis over the estimated useful lives of the patents.  The Company periodically reviews the carrying value of patents to determine whether the carrying amount of the patents is recoverable.  For the three months ended March 31, 2009 and 2008, there were no adjustments to the carrying values of the patents.  The Company is amortizing the cost of the patents over an 11 year period. For the three months ended March 31, 2009 and 2008, the Company has recorded amortization expense of $31,044 and $40,846, respectively.

Goodwill represents the excess of purchase price over the fair value of net identifiable assets associated with the Avecia Acquisition.  The Company reviews the carrying value of goodwill for impairment annually during the fourth quarter or more frequently if impairment indicators exist.  Evaluating goodwill for impairment requires management judgment, including the estimation of future cash flows, future growth rates and profitability and the expected life over which cash flows will occur.  Changes in the Company’s business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an impairment charge equal to the excess of the carrying value of goodwill over its estimated fair value.  For the period ended March 31, 2009, the Company determined that there was no impairment of goodwill.

Accrued Expenses

Management is required to estimate accrued expenses as part of the process of preparing financial statements.  The estimation of accrued expenses involves identifying services that have been performed on the Company’s behalf, and estimating the level of services performed and the associated costs incurred for such services as of each balance sheet date in the financial statements.  Accrued expenses include professional service fees, such as fees paid to lawyers and accountants, contract service fees, such as those under contracts with clinical research organizations and investigators in conjunction with clinical trials, and fees to contract manufacturers in conjunction with the production of clinical materials.  Pursuant to management’s assessment of the services that have been performed on clinical trials and other contracts, the Company recognizes these expenses as the services are provided.  Management assessments include, but are not limited to:  (1) an evaluation by the project manager of the work that has been completed during the period, (2) measurement of progress prepared internally and/or provided by the third-party service provider, (3) analyses of data that justify the progress, and (4) management’s judgment.

Revenue Recognition

The Company generates its revenue from two different types of contractual arrangements:  cost-plus-fee contracts and cost reimbursable grants.  Revenues on cost-plus-fee contracts are recognized to the extent of costs incurred plus an estimate of the applicable fees earned.  The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.  The Company analyzes each cost reimbursable grant to ensure reporting of revenues gross versus net is appropriate based on the guidance in the AICPA Federal Government Contractors Guide or the Financial Accounting Standards Board’s Emerging Issues Task Force Issue 99-19, Gross Versus Net, whichever is most appropriate.  For the three months ended March 31, 2009 and 2008, the Company recorded approximately $0.3 million and $0.3 million, respectively, of costs reimbursed by the government as a reduction to research and development expense as they are viewed as reduction of research and development costs under the guidance.

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

Research and Development

Research and development costs include salaries, facilities expense, overhead expenses, material and supplies, pre-clinical expense, clinical trials and related clinical manufacturing expenses, stock-based compensation expense, contract services and other outside services.  As of March 31, 2009, the Company has recorded $0.2 million in prepaid development costs relating to non-refundable advance payments.  All other costs are charged to expense, as incurred.

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

Employee share-based compensation expense recognized for the three months ended March 31, 2009 and 2008  was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of approximately 17% and 18%, respectively, for stock options, and 7% and 7%, respectively, for restricted shares, based on the Company’s historical option forfeitures.  SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Share-based compensation expense recognized under SFAS No. 123R for the three months ended March 31, 2009 and 2008, respectively, was:

	Three months ended March 31,
	2009	2008
	(unaudited)
Research and development	$259,320	$98,179
General and administrative	692,240	450,868
Total share-based compensation expense	$951,560	$549,047

Basic and Diluted Net Loss Per Share

The Company applies Statement of Financial Accounting Standards No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share.  Basic net loss per share of common stock excludes dilution for potential common stock issuances and is computed by dividing net loss by the weighted-average number of shares outstanding for the period.  Diluted net loss per share reflects the potential dilution that could occur if securities were exercised into common stock.  However, for all periods presented, diluted net loss per share is the same as basic net loss attributable to common shareholders per share as the inclusion of weighted average shares of common stock issuable upon the exercise of stock options and warrants would be anti-dilutive.  Securities outstanding in the amount of 20,096,000 and 14,673,000 shares for the three months ended March 31, 2009 and 2008, respectively, were excluded from the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

Income Taxes

As of March 31, 2009, the Company had recognized a valuation allowance to the full extent of its deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.  The Company believes that any of its uncertain tax positions would not result in adjustments to its effective income tax rate because likely corresponding adjustments to deferred tax assets would be offset by adjustments to recorded valuation allowances.  We file a U.S. federal income tax return as well as returns for various state and foreign jurisdictions.  The Company’s income taxes have not been subject to examination by any tax jurisdiction since its inception.  Accordingly, all income tax returns filed by the Company are subject to examination by taxing jurisdictions.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination.  SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008 as early adoption is not allowed.  The Company adopted SFAS 141R, effective January 1, 2009 for business combinations.

In June 2008, the FASB issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, “Accounting For Derivative Instruments and Hedging Activities” and/or EITF 00-19, “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted.  The Company adopted EITF 07-5 effective January 1, 2009.  See Note 9 - Warrants to Purchase Common Stock for the impact on the results of operations and financial position.

Note 3 — Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”) which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.  This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.  The three levels of inputs used to measure fair value are as follows:

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

As of March 31, 2009, financial assets and liabilities subject to fair value measurements were as follows:

	Three months ended March 31, 2009
	Level 1	Level 2	Level 3	Balance
Assets
Available-for-sale securities	$6,773,594	$—	$—	$6,773,594
Liabilities
Derivative	$—	$9,491	$—	$9,491
Warrant liability	$—	$—	$1,535,784	$1,535,784

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2009:

Cumulative
Effect of the
	Balance at	Adoption of		Balance as
	December	EITF 07-05	Realized	of March
Description	31, 2008	(See Note 4)	Gains (Losses)	31, 2009
Derivative liabilities related to Warrants	$—	1,412,110	123,674	1,535,784

The unrealized losses on the derivative liabilities are classified in other expenses as a change in derivative liabilities in the Company’s statement of operations. Fair value is determined based on a probability-weighted Black-Scholes option pricing model calculation. (See Note 9.)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

Note 4 - Short-Term Investments — Available for Sale

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by security classification, all of which are short term, at March 31, 2009 were as follows:

March 31, 2009	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

Corporate debt securities	$3,601,248	$14,658	$—	$3,615,906
Government debt securities	3,125,179	32,509	—	3,157,688
Total Securities	$6,726,427	$47,167	$—	$6,773,594

During the three months ended March 31, 2009, the Company recognized realized losses of approximately $13,000 on sales of available-for-sale securities.  The gains and losses on available-for-sale securities are based on the specific identification method.

Note 5 — Property and Equipment

Property and equipment consisted of the following:

March 31, 2009
(unaudited)
Land	$440,385
Building and leasehold improvements	4,787,952
Furniture, farm and office equipment	239,157
Laboratory equipment	595,957
Computer equipment	933,656
6,997,107
Less accumulated depreciation	(1,785,893)
Property and equipment, net	$5,211,214

Depreciation expense for the three months ended March 31, 2009 and 2008 was $161,317 and $155,257, respectively.

Note 6 — Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

March 31, 2009
(unaudited)
Accrued research and development expenses	$1,750,069
Accrued professional services	2,236,293
Accrued employee expenses	731,802
Deferred consideration — Avecia Acquisition	7,000,000
Other	479,368
Accrued expenses and other liabilities	$12,197,532

Note 7 — Long Term Debt

Convertible 8% Notes

The Convertible Notes accrue interest at an interest rate of 8% per annum, except in the event of a default in which instance the interest rate will increase to 12%.  The principal amount of the Notes and any accrued interest are convertible into shares of PharmAthene common stock at the option of the holder at any time based upon a conversion rate of $10.00 per share.  The Notes have a maturity date of August 3, 2009.  The Company recognized interest expense of approximately $451,300 and $398,800 on the Notes for the three months ended March 31, 2009 and 2008, respectively.

$10 Million Debt Financing

On March 30, 2007, the Company entered into a $10 million credit facility with Silicon Valley Bank and Oxford Finance Corporation (together, the “Lenders”).  Under the credit facility the Company borrowed $10 million, which bears interest at a rate of 11.5%.  Pursuant to the terms of the loan and security agreement evidencing the credit facility, the Company made monthly payments of interest only through September 30, 2007 and, thereafter, makes monthly payments of principal and interest over the remaining 30 months of the loan.  The loan is secured by a security interest on all of the Company’s assets other than certain intellectual property.  The Company may prepay the debt provided it pays certain prepayment fees.  In connection with the credit facility, the Company issued to Silicon Valley Bank and Oxford Financial Corporation warrants, which expire on March 30, 2017 to purchase an aggregate of 100,778 shares of common stock with an exercise price of $3.97 per share.

PharmAthene entered into a Consent and First Loan Modification Agreement, dated as of March 20, 2008, with the Lenders (the “Loan Modification Agreement”), which, among other things, amended the loan agreement to require PharmAthene to maintain, at all times, at a segregated account, at either Silicon Valley Bank or Silicon Valley Bank Securities, unrestricted and unencumbered cash or cash equivalents in the amount of at least one and one-quarter times the outstanding obligations of PharmAthene to the Lenders.

In March 2009, the Lenders and the Company entered into the Second Loan Modification Agreement, pursuant to which the Lenders agreed to reduce the amount of unrestricted and unencumbered cash or cash equivalents PharmAthene is required to maintain in the segregated account to one-half of its outstanding obligations to them.  As discussed in Note 2, the Company has recorded $2.0 million in short-term restricted cash in connection with this provision.

The Company has recognized interest expense on this credit facility of approximately $141,700 and $259,700 for the three months ended March 31, 2009 and 2008, respectively.

Note 8 — Commitments and Contingencies

Leases

The Company leases offices in the United States under a 10 year office lease, which commenced on May 1, 2007.  Additionally, with the Avecia Acquisition, the Company leases offices in the United Kingdom under a lease expiring in 2010.  Remaining annual minimum payments are as follows (unaudited):

2009	$835,500
2010	895,500
2011	725,900
2012	747,700
2013	770,200
2014 and thereafter	2,848,700
$6,823,500

For the three months ended March 31, 2009 and 2008, total rent expense under operating lease agreements was approximately $139,500 and $183,300, respectively.

During September 2008, the Company entered into an agreement to lease additional office space at its headquarters in Annapolis, MD commencing in the second quarter of 2009.

License Agreements

In connection with the Avecia Acquisition, the Company acquired license agreements with The Defence Science and Technology Laboratory of the United Kingdom Ministry of Defence (“DSTL”), originally executed May and December 2006, for the rights to certain technologies.  These agreements allow for the licensing of certain patents and technology necessary to perform development of the rPA and rYP programs as required under the Company’s government contracts with the NIAID.  Upon commercialization, the license agreements require PharmAthene to make royalty payments equal to a specified percentage of future sales of products for both government procurement and commercial markets.  No payments on these licenses have been incurred. In February 2009, both of these licenses were amended and restated to broaden the scope of exclusivity and address other general business issues.

Note 9 — Warrants to Purchase Common Stock

In June 2008, the FASB finalized EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”. The EITF lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008.  2,745,098 of the Company’s outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of adoption of this EITF.  The Company estimated the fair value of these liabilities as of January 1, 2009 to be $637,000 resulting in a reduction of $423,000 to additional-paid-in-capital and an increase of $213,000 to the accumulated deficit.  The increase in the accumulated deficit represents the cumulative effect of the change in accounting principle, which was determined based on the amounts that would have been recognized through the statement of operations if the guidance in EITF 07-05 had been applied from the issuance date of the warrants. The fair value of these liabilities was approximately $378,000 at March 31, 2009. The $259,000 change in the fair value from the date of adoption to March 31, 2009 is reported in the consolidated statement of operations as other income. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the consolidated statement of operations as other income or (expense).

In connection with the March 27, 2009 public offering of approximately 2.1 million shares, the Company issued warrants to purchase an aggregate of 705,354 shares of its common stock at an exercise price of $3.00 per share.  The warrants will be exercisable beginning on September 27, 2009 and will expire on September 27, 2014, five years from the date they become exercisable.  In accordance with the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, these warrants are not considered indexed to the Company’s stock, therefore, are required to be classified as liability and remeasured at fair value each reporting period.  The fair value of these liabilities was approximately $1.2 million at March 31, 2009. The $78,000 change in the fair value from the date of issuance to March 31, 2009 is reported in the consolidated statement of operations as other income.

Note 10 — Stockholders’ Equity

Common Stock

On March 27, 2009, the Company closed on the public sale of 2,116,055 newly issued shares of its common stock at $2.60 per share and warrants to purchase 705,354 shares of its common stock at an exercise price of $3.00 per share, resulting in gross proceeds of $5.5 million.  The warrants will be exercisable beginning on September 27, 2009 and will expire on September 27, 2014, five years from the date they become exercisable.  The Company intends to use the net proceeds for general corporate purposes, including the satisfaction of existing obligations.

Former PharmAthene’s 2002 Long-Term Incentive Plan

In connection with the merger between the subsidiary of Healthcare Acquisition Corp. (“HAQ”) and former PharmAthene, Inc., a Delaware corporation (“Former PharmAthene”), on August 3, 2007 (the “Merger”), the Company assumed awards that had been initially granted by Former PharmAthene under Former PharmAthene’s 2002 Long-Term Incentive Plan (the “2002 Plan”) which provided for the grant of incentive stock options, restricted common stock and stock appreciation rights.  Under the 2002 Plan, option awards were granted to eligible employees, officers, directors and consultants.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on selected inputs.  The board of directors of Former PharmAthene established the vesting schedule for the awards.  Grants made to new employees upon commencement of employment typically provided for annual vesting of 25% of shares on the first anniversary date of hire.  For annual grants to existing employees, grants typically provided for monthly vesting over four years.  These options had a maximum term of no more than 10 years.  The 2002 Plan was not assumed by the Company in connection with the Merger, and all of options originally granted under the 2002 Plan were assumed, on an as-converted basis, under the Company’s 2007 Long Term Incentive Plan upon the closing of the Merger.  No further grants are being made under the 2002 Plan.

The following table summarizes the activity regarding options originally issued under the 2002 Plan (the “2002 Plan Options”) and subsequently assumed under the 2007 Long Term Incentive Plan::

	Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term

Outstanding, January 1, 2009	399,682	$3.57	6.4 years
Granted	—
Exercised	—
Forfeited	(322)	3.82
Outstanding, March 31, 2009	399,360	$3.57	6.2 years
Exercisable, March 31, 2009	341,004	$3.53	5.9 years

Vested and expected to vest, March 31, 2009	390,294

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

At that time, the Company reserved 3,500,000 shares of common stock in connection with awards to be granted under the 2007 Plan, including those awards that had originally been made under the 2002 Plan.  At the 2008 annual meeting held on June 13, 2008, the Company’s shareholders approved proposed amendments to the 2007 Plan, increasing from 3,500,000 shares to 4,600,000 shares the maximum number of shares authorized for issuance under the plan and adding an evergreen provision pursuant to which the number of shares authorized for issuance under the plan will increase automatically in each year, beginning in 2009 and continuing through 2015, according to certain limits set forth in the 2007 Plan.  The Board of Directors in conjunction with management determines who receives awards, the vesting conditions, which are generally four years, and the exercise price.  Options may have a maximum term of ten years.

The following table summarizes the activity of the 2007 Plan as related to option awards (exclusive of the 2002 Plan Options):

	Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term

Outstanding, January 1, 2009	3,562,941	$4.30	9.0 years
Granted	985,350	2.43	9.9 years
Exercised	—	—
Forfeited	(2,640)	4.02
Outstanding, March 31, 2009	4,545,651	3.90	9.0 years
Exercisable, March 31, 2009	1,181,237	$4.97	8.6 years

Vested and expected to vest, March 31, 2009	3,989,257

The following table summarizes the activity of the 2007 Plan as related to restricted stock awards:

	Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term

Outstanding, January 1, 2009	163,121	$5.05	8.7 years
Granted	258,633	2.46	9.8 years
Exercised	(5,833)	3.18
Forfeited	(282)	2.46
Outstanding, March 31, 2009	415,639	$3.47	9.3 years

Vested and expected to vest, March 31, 2009	352,728	3.47

Valuation Assumptions Used to Determine Fair Value of Share-Based Compensation

The fair value for the 2009 and 2008 awards were estimated at the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	March 31,
	2009	2008
Weighted average volatility	87%	66%
Risk-free interest rate	1.8-2.3%	3.0-3.5%
Expected annual dividend yield	—	—
Expected weighted average life, in years	6.2	7.0

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

Unit Purchase Option

In connection with the initial public offering, the underwriters paid $100 for an option to purchase up to a total of 225,000 units.  The units issuable upon exercise of this option are identical to those offered in the initial public offering (i.e. each unit consists of one share of common stock and one warrant) except that the associated warrants have a different exercise price as further discussed in the “Warrants” section below.  This option became exercisable at $10.00 per unit on August 3, 2007, and expires on July 28, 2010.  The exercise price and number of units issuable upon the exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation.

Under an amendment to the unit purchase option agreement, the Company is not obligated to pay cash or other consideration to the holders of the unit purchase option or “net-cash settle” the obligation of HAQ under the unit purchase option.

Warrants

In connection with HAQ’s initial public offering in 2005, HAQ sold warrants to acquire approximately 9.4 million shares of common stock at an exercise price of $6.00 per share.  Each warrant entitles the holder to purchase from the Company one share of common stock and expires four years from the effective date of the offering on July 28, 2009.  Furthermore, in connection with the initial public offering, HAQ issued to the representative of the underwriters an option to purchase up to a total of 225,000 units (as discussed above).  Underlying the units are 225,000 shares of common stock and warrants to acquire 225,000 shares of common stock at an exercise price of $7.50 per share.

Pursuant to the credit facility further discussed in Note 7, the Company issued 100,778 common stock warrants with an exercise price of $3.97 per share.

In connection with the stock purchase by Kelisia Holdings Ltd. in 2008, the Company issued a warrant to purchase up to 2,745,098 additional shares of PharmAthene common stock at an exercise price of $5.10 per share.

In connection with the March 27, 2009 public offering of approximately 2.1 million shares, the Company issued warrants to purchase an aggregate of 705,354 shares of its common stock at an exercise price of $3.00 per share.  The warrants will be exercisable beginning on September 27, 2009 and will expire on September 27, 2014, five years from the date they become exercisable.  Warrant activity from January 1, 2009 to March 31, 2009 was as follows:

	Warrants for Shares of Common Stock	Weighted- Average Exercise Price

Outstanding at January 1, 2009	12,458,056	$5.81
Granted	705,354	3.00
Forfeited	—	—
Outstanding at March 31, 2009	13,190,410	$5.66

Note 11 — Subsequent Events

Transfer of NIAID Contract for Development of SparVax™ to BARDA

On April 1, 2009, the Biomedical Advanced Research and Development Authority (“BARDA”) initiated the transfer of our existing contract with the National Institute of Allergy and Infectious Diseases (NIAID) for the development of SparVax™, which was initially awarded in 2003.  BARDA and PharmAthene are currently modifying the existing statement of work to include, among other things, the completion of on-going stability studies and development of potency assays along with certain manufacturing scale-up and technology transfer activities to a U.S.-based manufacturer for the bulk drug substance for SparVax™.

As a result of the transfer of the contract and modification of the statement of work, the Company has been transitioning development and manufacturing activities as well as other general and administrative functions from the UK to the United States.  In connection with this transition, the Company terminated certain UK-based personnel and is in the process of relocating other personnel to the United States.  The Company estimates that the total costs associated with these actions, including legal expenses, will be approximately $0.6 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  This information may involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  These risks, uncertainties and other factors include, but are not limited to, risk associated with the reliability of the results of the studies relating to human safety and possible adverse effects resulting from the administration of the Company’s product candidates, unexpected funding delays and/or reductions or elimination of U.S. government funding for one or more of the Company’s development programs, including without limitation our bid related to SparVax™ under the DHHS Request for Proposals for an Anthrax Recombinant Protective Antigen (rPA) Vaccine for the Strategic National Stockpile, the award of government contracts to our competitors, unforeseen safety issues, challenges related to the development, technology transfer, scale-up, and/or process validation of manufacturing processes for our product candidates, unexpected determinations that these product candidates prove not to be effective and/or capable of being marketed as products, as well as risks detailed from time to time in PharmAthene’s Forms 10-K and 10-Q under the caption “Risk Factors” and in its other reports filed with the U.S. Securities and Exchange Commission (the “SEC”).  Forward-looking statements describe management’s current expectations regarding our future plans, strategies and objectives and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,”  “project,” “potential” or “plan” or the negative of these words or other variations on these words or comparable terminology.  Such statements include, but are not limited to, statements about potential future government contract or grant awards, potential payments under government contracts or grants, potential regulatory approvals, future product advancements, anticipated financial or operational results and expected benefits from our acquisition of the biodefense vaccines business (“Avecia Acquisition”) from Avecia Biologics Limited and certain of its affiliates (“Avecia”).  Forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in the forward-looking statements will come to pass.

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

The following discussion should be read in conjunction with the consolidated financial statements for the Company which present PharmAthene’s results of operations for the three month periods ended March 31, 2009 and 2008 as well as its financial positions at March 31, 2009 and December 31, 2008, contained elsewhere in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 31, 2009 and as amended on April 30, 2009, including the consolidated financial statements contained therein.

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

Recent Events

Broad Agency Announcement for the Advanced Research and Development of Chemical, Biological, Radiological, and Nuclear Medical Countermeasures

In March 2009, BARDA issued a Broad Agency Announcement (BAA) for the Advanced Research and Development of Chemical, Biological, Radiological, and Nuclear Medical Countermeasures, which included an advanced development solicitation for proposals covering anthrax anti-toxins.  The BAA states that research and technical objectives proposed by offerors may include non-clinical research and development, process development, formulation, manufacturing development, and clinical evaluation efforts.  In response we submitted an initial proposal providing for further development of Valortim®.  In April 2009, we were notified that we had received a favorable evaluation from BARDA, and are now in the process of preparing a full proposal for submission.  The government has stated that it intends to make final award decisions with respect to proposals for anthrax anti-toxins by September 30, 2009.

March 2009 Public Offering

On March 27, 2009, we closed on the public sale of 2,116,055 newly issued shares of our common stock at $2.60 per share and warrants to purchase 705,354 shares of our common stock at an exercise price of $3.00 per share, resulting in gross proceeds of $5.5 million.  The warrants will be exercisable beginning on September 27, 2009 and will expire on September 27, 2014, five years from the date they become exercisable.  We intend to use the net proceeds for general corporate purposes, including the satisfaction of existing obligations.

Reduction in Cash Collateral Obligations under Company’s Credit Facility

In March 2009, the lenders under the Company’s credit facility agreed, effective January 1, 2009, to reduce the amount of unrestricted and unencumbered cash or cash equivalents that we are required to maintain in the segregated account to one-half of our outstanding obligations to them.

Transfer of NIAID Contract for Development of SparVax™ to BARDA

On April 1, 2009, the Biomedical Advanced Research and Development Authority (“BARDA”) initiated the transfer of our existing contract with the National Institute of Allergy and Infectious Diseases (“NIAID”) for the development of SparVax™, which was initially awarded in 2003.  BARDA and PharmAthene are currently modifying the existing statement of work to, among other things, include the completion of on-going stability studies and development of potency assays along with certain manufacturing scale-up and technology transfer activities to a U.S.-based manufacturer for the bulk drug substance for SparVax™.

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

Revenue Recognition

We generate our revenue from two different types of contractual arrangements:  cost-plus-fee contracts and cost reimbursable grants.  Revenues on cost-plus-fee contracts are recognized to the extent of costs incurred plus an estimate of the applicable fees earned.  We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.  We analyze each cost reimbursable grant to ensure reporting of revenues gross versus net is appropriate based on the guidance in the AICPA Federal Government Contractors Guide or FASB’s Emerging Issues Task Force (EITF) Issue 99-19, Gross Versus Net, whichever is most appropriate.

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

Research and Development Expenses

Research and development costs include salaries, facilities expense, overhead expenses, material and supplies, pre-clinical expense, clinical trials and related clinical manufacturing expenses, stock based compensation expenses, contract services and other outside services.  On January 1, 2008, we adopted the FASB’s Emerging Issues Task Force (EITF) Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.  All other costs are charged to expense as incurred.

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

Results of Operations

Revenue

We recognized revenues of $5.5 million and $5.8 million during the three months ended March 31, 2009 and 2008, respectively.  These revenues consisted primarily of contract funding from the U.S. government for the development of Protexia®, SparVax™ and RypVax™.  Of the $5.5 million in revenues recognized during the first quarter of 2009, approximately $2.3 million were recognized in connection with products acquired as part of the Avecia Acquisition.  In particular, during the three months ended March 31, 2009 and 2008, we recognized revenues related to U.S. government awarded contracts and grants as follows:

•                  Under the September 2006 contract for the advanced development of Protexia®, we recognized $2.4 million and $5.6 million of revenue for the three months ended March 31, 2009 and 2008, respectively.  The $3.2 million decline in revenue is primarily attributable to the shift of our Protexia® program from the development stage to the Phase I clinical trial.

•                  Under the September 2007 contract for the advanced development of Valortim®, we recognized $0.6 million and $0.2 million of revenue for the three months ended March 31, 2009 and 2008, respectively.

•                  Under our contract for the development of SparVax™, acquired as part of the Avecia Acquisition in the second quarter of 2008, we recognized approximately $2.0 million of revenue for the three months ended March 31, 2009.

•                  Under our contract for the advanced development of a plague vaccine, RypVax™, acquired as part of the Avecia Acquisition in the second quarter of 2008, we recognized approximately $0.3 million of revenue for the three months ended March 31, 2009.

•                  Under our September 2008 contract award for the additional development work on our third generation rPA anthrax vaccine, we recognized approximately $0.3 million of revenue for the three months ended March 31, 2009.

Research and Development Expenses

Our research and development expenses were $5.7 million and $5.9 million for the quarters ended March 31, 2009 and 2008, respectively.  These expenses resulted from research and development activities related to programs for Valortim® and Protexia®, as well as from activities related to the SparVax™, RypVax™  and third generation anthrax vaccine programs which we acquired in the second quarter of 2008.  These research and development expenses are primarily funded through U.S. government contracts and grant awards.  We incurred both direct expenses, which included salaries and other costs of personnel, raw materials and supplies, and indirect expenses.  We also incurred third-party costs, such as contract research, consulting and clinical development costs for individual projects.

Research and development expenses for the quarters ended March 31, 2009 and 2008 were attributable to research programs as follows:

	Three months ended March 31,
(amounts in millions)	2009	2008

Anthrax therapeutic and vaccines	$2.7	$2.0
Chemical nerve agent protectants	2.5	3.6
Recombinant dual antigen plague vaccine	0.3	—
Internal research and development	0.2	0.3
Total research and development expenses	$5.7	$5.9

For the quarter ended March 31, 2009 as compared to the same period in 2008, research and development expenses decreased $0.2 million primarily attributable to a $1.1 million reduction in development expenses in connection with the chemical nerve agent protectants program, partially offset by increased development associated with the programs acquired as part of the Avecia Acquisition in the second quarter of 2008.  The decrease in development expenses related to the clinical nerve agent protectants program resulted from reduced process development and manufacturing activities, as the program moved from the development stage to the Phase I clinical trial.  Expenses in connection with the anthrax therapeutic and vaccines program increased $0.7 million primarily as a result of increased internal resources of $0.8 million and process development activity of $0.4 million, partially offset by reduced preclinical and clinical activities of $0.4 million.  Expenses related to the recombinant dual antigen plague vaccine consist of development activities and internal resource costs.

The research and development expense amounts listed above for the three months ended March 31, 2009 and 2008 are net of the following cost reimbursements under our government grants (See Note 2 to our Financial Statements - Summary of Significant Accounting Policies — Revenue Recognition):

•                  In October 2006, the National Institutes of Health (NIH) Countermeasures Against Chemical Threats (Counter ACT) Research Network awarded us a $1.7 million grant to support continued development of Protexia®.  We recognize cost reimbursements under this grant as a reduction to research expenses.  We did not recognize any such reductions under this grant during either the first quarter of 2009 or 2008.

•                  We were awarded approximately $2.7 million in congressional appropriations from the United Stated Army Medical Research and Material Command (USAMRMC) for the development to advance Valortim®.  We recognized cost reimbursements of approximately $0.1 million and $0.3 million under this funding as a reduction to offset research expenses for the three months ended March 31, 2009 and 2008, respectively.

•                  We recognized cost reimbursements of approximately $0.2 million under the NIH grant funding for development of our third generation anthrax vaccine candidate, which we acquired from Avecia Vaccines in the second quarter of 2008, as a reduction to offset research expenses for the quarter ended March 31, 2009.

Internal research and development costs include activities related to the development of future programs, support costs for internal resources and non-cash stock compensation expenses of $0.2 million and $0.1 million for the quarter ended March 31, 2009 and 2008, respectively.

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

Expenses associated with general and administrative functions were $5.1 million and $4.4 million for the three months ended March 31, 2009 and 2008, respectively.  These amounts include non-cash stock compensation expense of $0.7 million and $0.5 million for the quarters ended March 31, 2009 and 2008, respectively.

General and administrative expenses increased $0.7 million for the quarter ended March 31, 2009 as compared to the same period in 2008 primarily due to increased consulting and legal services associated with compliance and operating as a publicly traded entity, costs related to preparing and submitting various bids and proposals and litigation efforts of $0.8 million, and increased employee costs of $0.5 million resulting primarily from the additional headcount acquired through the Avecia Acquisition.  These increases were partially offset by reduced travel and other administrative overhead costs.

Depreciation and Intangible Amortization

Depreciation and intangible amortization expense was $0.2 million and $0.2 million for the three months ended March 31, 2009 and 2008, respectively.  For the three months ended March 31, 2009 and 2008, depreciation expense was $0.2 million and $0.2 million respectively.  Depreciation expenses relate primarily to farm building improvements, leasehold improvements related to newly leased office space and laboratory equipment.  Amortization expense recorded for the three months ended March 31, 2009 and 2008, was approximately $31,000 and $40,800, respectively, and related to patents acquired as part of the 2005 acquisition of Nexia Biotechnologies.

Other Income and Expenses

Other income and expenses primarily consists of income on our investments, interest expense on our debt and other financial obligations, changes in market value of our derivative financial instruments and foreign currency translation gains or losses.  For the three months ended March 31, 2009 and 2008, we recognized interest income of $0.1 million and $0.5 million, respectively.

We incurred interest expense of $0.6 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively.  Interest expense relates primarily to our outstanding 8% convertible Notes (as defined below) and our $10.0 million credit facility.

During the year ended December 31, 2006, we issued 8% convertible notes in an aggregate principal amount of $11.8 million.  These notes plus accrued interest were converted into new convertible 8% notes (the “Notes”) in an aggregate principal amount of $12.3 million in conjunction with the Merger on August 3, 2007.  We recognized interest expense related to the Notes of $0.5 million and $0.4 million for the three months ended March 31, 2009 and 2008, respectively.  For the three months ended March 31, 2009 and 2008, the Company recorded an expense of $3,100 and income of $89,300, respectively, as a mark-to-market gain relating to the conversion feature of the Notes.

We entered into a $10.0 million credit facility on March 30, 2007 with Silicon Valley Bank and Oxford Financial Corporation.  We recognized interest expense of $0.1 million and $0.3 million related to this facility for the quarter ended March 31, 2009 and 2008, respectively.

Change in Value of Warrant Liability

The change in value of warrant liability was $0.3 million for the three months ended March 31, 2009, compared to zero for the three months ended March 31, 2008. This is the result of adopting EITF 07-5 on January 1, 2009, which resulted in warrants issued in October 2008 with a value of $0.6 million on December 31, 2008 being reclassified from equity to a liability.  Additionally, warrants issued on March 27, 2009 with a value of $1.2 million were recorded as a liability as of March 31, 2009. The total fair market value of the warrants as of March 31, 2009 was $1.5 million.

Liquidity and Capital Resources

Overview

Our primary cash requirements are to fund our research and development programs, general and administrative expense, and acquisition activity.  Our cash requirements in future periods could change materially as a result of shifts in our business and strategy.  These changes could arise from our management team’s evaluation of our business strategy, the progress of our research and development activities and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.

Since inception in March 2001, we have not generated positive cash flow.  To bridge the gap between payments made to us under our government contracts and grants and our operating and capital needs, we have had to rely on a variety of financing sources, including the issuance of equity securities and convertible notes, proceeds from loans and other borrowings, and the trust funds obtained in the Merger.  For the foreseeable future, we will continue to need to utilize these types of financing vehicles and potentially others to help fund our future operating and capital requirements.  In particular, as a result of our continuing losses and our continuing obligations, including those under the agreements relating to the Avecia Acquisition, without additional funding through contracts and grants with the United States or foreign governments, at our current rate of cash consumption we will need to obtain additional financing no later than the first quarter 2010.

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

Sources and Uses of Cash

Cash and cash equivalents for the Company were $17.2 million and $19.8 million at March 31, 2009 and December 31, 2008, respectively.  The $2.6 million decrease in cash and cash equivalents as of March 31, 2009 from December 31, 2008 primarily was attributable to the funding of operations and the repayment of debt, partially offset by the March 2009 public sale of common stock for net proceeds of approximately $5.0 million as further described below.  The Company had short-term investments of $6.8 million and $3.2 million as of March 31, 2009 and December 31, 2008, respectively.  The increase in short-term investments resulted primarily from net purchases of available-for-sale securities of $3.6 million, primarily funded by proceeds from our March 2009 public offering.

On March 27, 2009, we closed on the public sale of 2,116,055 newly issued shares of our common stock at $2.60 per share and warrants to purchase 705,354 shares of our common stock at an exercise price of $3.00 per share, resulting in net proceeds of approximately $5.0 million.  The warrants will be exercisable beginning on September 27, 2009 and will expire on September 27, 2014, five years from the date they become exercisable.  We intend to use the net proceeds for general corporate purposes, including the satisfaction of existing obligations.

Operating Activities

Net cash used in operating activities was $6.8 million and $5.3 million for the three months ended March 31, 2009 and 2008, respectively.  Cash used in operations during the three months ended March 31, 2009 reflects a net loss, after the effect of non-cash adjustments, of $4.3 million, an increase in accounts receivable of $1.2 million, and a decrease in accrued expenses and accounts payable of $1.2 million.  Non-cash adjustments for the three months ended March 31, 2009 included non-cash stock compensation expense of $1.0 million and non-cash interest expense of $0.5 million related to the 8% convertible Notes.  Accounts receivable increased due to contract award receivables due from NIAID related to the further development of SparVax™ and RypVax™ under contracts acquired in the second quarter of 2008 as part of the Avecia Acquisition, and from NIAID related to increased activities for the development of Valortim® and our third generation rPA anthrax vaccine.  Accounts payable and accrued expenses decreased due to reduced development activities, primarily related to the advanced development of Protexia® and SparVax™, amounting to $2.4 million, partially offset by increased compliance-related and financing activities.

Cash used in operations during the three months ended March 31, 2008 resulted primarily from a net loss, after the effect of non-cash adjustments, of $3.8 million, increased accounts receivable of approximately $1.4 million due to contract award receivables and decreased prepaid expense of $0.2 million.  These increases were partially offset by increased accounts payable and accrued expenses of approximately $0.1 million resulting from increased development activities and Merger-related costs.

Investing Activities

Net cash used in investing activities was $3.7 million for the three months ended March 31, 2009, compared to $2.1 million for the three months ended March 31, 2008.  Investing activities for the first three months of 2009 related primarily to the purchases, net of sales of available for sale securities, of $3.6 million and approximately $0.2 million of capital expenditures.

Net cash used in investing activities was $2.1 million for the quarter ended March 31, 2008 resulted primarily from the pending Avecia Acquisition and restricted cash requirements with our lenders.  In connection with the pending Avecia Acquisition, the Company deposited $10 million with its bank and purchased $2.5 million in available for sale securities.  In order to fund the deposit, approximately $8.5 million of available for sale securities were sold at the end of the first quarter of 2008.  The deposited $10 million was used to purchase a $7.0 million letter of credit as part of the purchase price of the Avecia Acquisition.  Additionally, during the first quarter of 2008, the Company recorded approximately $0.9 million related to transactions costs incurred as a result of the Avecia Acquisition, which was consummated on April 2, 2008.

Financing Activities

Net cash provided by financing activities was $8.2 million for the three months ended March 31, 2009 as compared to net cash used by financing activities of $14.0 million for the three months ended March 31, 2008.  In March, 2009, the Company raised net proceeds of approximately $5.0 million as a result of the public sale of shares of its common stock and warrants.  Additionally, pursuant to the Second Loan Modification Agreement with its bank, the Company reduced its restricted cash obligations by $4.3 million.  The Company made principal repayments of $1.0 million under its outstanding credit facility for the three months ended March 31, 2009, and has made aggregate principal repayments of $6.0 million related to this facility through March 31, 2009.

Net cash used in financing activities was $14.0 million for the three months ended March 31, 2008.  This was due to the restricted cash obligations of $13.0 million resulting from the Company’s funding of its restricted cash obligations pursuant to the Loan Modification Agreement and the funding to purchase a letter of credit.  The Company made principal repayments of $1.0 million in the first quarter of 2009.

Future Cash Needs

Since inception in March 2001, we have not generated positive cash flow.  To bridge the gap between payments made to us under our government contracts and grants and our operating and capital needs, we have had to rely on a variety of financing sources, including the issuance of equity securities and convertible notes, proceeds from loans and other borrowings, and the trust funds obtained in the Merger.  For the foreseeable future, we will continue to need to utilize these types of financing vehicles and potentially others to help fund our future operating and capital requirements.  In evaluating alternative sources of financing, we consider, among other things, the dilutive impact, if any, on our stockholders, the ability to leverage stockholder returns through debt financing, the particular terms and conditions of each alternative financing arrangement and our ability to service our obligations under such financing arrangements.  We received gross proceeds of approximately $5.5 million from our public offering of securities in March 2009.  However, as a result of our continuing losses and our continuing obligations, including those under the agreements relating to the Avecia Acquisition, without additional funding through contracts and grants with the United States or foreign governments, at our current rate of cash consumption we will need to obtain additional financing no later than the first quarter of 2010.  The current turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or cease operations has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets.  As a result, there can be no assurance that funding will be available to us on reasonably acceptable terms, or at all.  In addition, due to the United States government’s substantial efforts to stabilize the economy, the U.S. government may be forced or choose to reduce or delay spending in the biodefense field, which could decrease the likelihood of future government contract awards, the likelihood that the government will exercise its right to extend any of its existing contracts with us and/or the likelihood that the government would procure products from us.

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

Contractual Obligations

The following are contractual commitments at March 31, 2009 associated with leases, research and development arrangements, collaborative development obligations and long term debt:

Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating facility leases	$4,084,000	$884,000	$1,682,100	$1,176,600	$341,300
Research and development agreements	19,424,200	13,441,300	5,982,900	—	—
Notes payable, including interest	18,719,500	18,719,500	—	—	—
Total contractual obligations	$42,227,700	$33,044,800	$7,665,000	$1,176,600	$341,300

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation required by Section 13a-15(d) of the Exchange Act, that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1A.  Risk Factors

Investing in our securities involves risks.  In addition to the other information in this quarterly report on Form 10-Q, stockholders and potential investors should carefully consider the risks described below relating to investment in our common stock.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.  If any of the following risks actually occur, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment.

Risk Related to Request for Proposal RFP-BARDA-08-15

If we do not receive the award by the U.S. Department of Health and Human Services (the “DHHS”) for an rPA anthrax vaccine, we likely will need to curtail our operations significantly and we may be placed at a competitive disadvantage in the biodefense industry.

On February 29, 2008, the DHHS issued a formal Request for Proposal (RFP-BARDA-08-15) for an “Anthrax Recombinant Protective Antigen (rPA) Vaccine for the Strategic National Stockpile,” which includes a requisition for 25 million doses of an rPA anthrax vaccine.  We submitted a response to this solicitation on July 31, 2008.  While the original solicitation indicated that an award would be made by September 26, 2008, which was later extended to December 31, 2008, DHHS subsequently delayed the award date further because, among other things, of a protest filed by a bidder that had been eliminated from further consideration under the solicitation.  The U.S. General Accounting Office (the “GAO”) subsequently denied that protest.  On April 15, 2009, DHHS issued an amendment to the RFP requiring that each bidder submit by April 30, 2009 a comprehensive plan to the FDA outlining the bidder’s regulatory strategy for the rPA anthrax vaccine to be developed under a contract should one be awarded under the solicitation.  Pursuant to an amendment dated April 22, 2009, DHHS further extended the submission deadline to June 15, 2009.  DHHS has not provided guidance as to the nature of the review it expects from the FDA nor indicated how this new requirement will affect the final timing for an award decision or how feedback from the FDA in response to the submission could affect DHHS’ selection of potential winning bidders under the solicitation.  There can be no assurance that DHHS will not again extend the timeline for issuing an award, add other requirements, or that the Company will be awarded a contract under that solicitation.

We are currently aware of at least one other bidder for the award with substantially greater financial and other resources, manufacturing capabilities and commercialization capabilities than we have.  Because the U.S. government is currently the only customer for our product candidates, if we fail to receive the award for the rPA anthrax vaccine, we could be forced to abandon or severely curtail our efforts with respect to our lead product candidate, SparVax™, which, in turn, could place us at a competitive disadvantage.  We have been engaged in discussions with DHHS with respect to our ability to satisfy the requirements of the RFP.  DHHS has requested additional information that, if not determined by them to be satisfactory, could result in our elimination from consideration for procurement.  No assurances can be given that DHHS will make an award to us or that if made, it will not include substantial conditions, that we can satisfy all of these conditions or that we can begin to receive any proceeds from any such award within any specific period of time.  In any event, we still have not completed development of SparVax™ and our ability to recognize any meaningful proceeds from the sale of SparVax™ will still depend upon our completing the development and testing of such product.

Risks Related to Our Financial Condition

We have a history of losses and negative cash flow, anticipate future losses and negative cash flow, and cannot provide assurances that we will achieve profitability.

We have incurred significant losses since we commenced operations.  For the quarter ended March 31, 2009, we incurred an operating loss of approximately $5.5 million and had an accumulated deficit of approximately $129.8 million at March 31, 2009.  Our losses to date have resulted principally from research and development costs related to the development of our product candidates, general and administrative costs related to operations, and costs related to the Avecia Acquisition.

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

Many of these factors will depend on circumstances beyond our control.  We cannot guarantee that we will achieve sufficient revenues for profitability.  Even if we do achieve profitability, we cannot guarantee that we can sustain or increase profitability on a quarterly or annual basis in the future.  If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, then our business, results of operations, financial condition and cash flows will be materially and adversely affected.  Because our strategy might include acquisitions of other businesses, acquisition expenses and any cash used to make these acquisitions will reduce our available cash.  As a result of our continuing losses and our continuing obligations, including those under the agreements relating to the Avecia Acquisition, without additional funding through contracts and grants with the United States or foreign governments, at our current rate of cash consumption we will need to identify additional financing no later than the first quarter of 2010.  At March 31, 2009, our available cash, cash equivalents and short-term investments were approximately $24.0 million, we had $2.0 million of cash that was restricted under our credit facility with Silicon Valley Bank and Oxford Finance Corporation and $7 million of cash that was restricted under our agreements with Avecia.  However, at March 31, 2009, we had outstanding debt to the holders of our 8% unsecured convertible notes of approximately $13.8 million, approximately $4.0 million outstanding under our credit facility, and, in connection with the Avecia Acquisition, we have agreed to pay $7 million upon the earlier of the consummation of a financing transaction in which we receive gross proceeds of not less than $15 million or October 2, 2009 (which is represented by the $7 million of restricted cash referred to above).  In addition, if we receive the award from DHHS for procurement of SparVax™, we would be obligated to make $10 million in milestone payments to Avecia within 90 days of the receipt of such award.  Even taking into consideration our registered offering of securities in March 2009, as noted above we will likely be required to seek additional financing no later than the first quarter 2010.

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

To the extent that we raise additional capital through the sale of securities, the issuance of those securities would result in dilution that could be substantial to our stockholders.  In addition, if we incur additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities.

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

We have not commercialized any products or recognized any revenues from product sales.  In general, our research and development programs are at early stages.  There can be no assurances that one or more of our future product candidates would not fail to meet safety standards in human testing, even if those product candidates were found to be effective in animal studies.  To develop and commercialize biodefense treatment and prophylactic product candidates, we must provide the U.S. Food and Drug Administration (the “FDA”) and foreign regulatory authorities with human clinical and non-clinical animal data that demonstrate adequate safety and effectiveness.  To generate these data, we will have to subject our product candidates to significant additional research and development efforts, including extensive non-clinical studies and clinical testing.  We cannot be sure that our approach to drug discovery will be effective or will result in the development of any drug.  Even if our product candidates are successful when tested in animals, such success would not be a guarantee of the safety or effectiveness of such product candidates in humans.

Research and development efforts in the biodefense industry are time-consuming and subject to delays.  Even if we initially receive positive early-stage pre-clinical or clinical results, such results may not be indicative of results that could be anticipated in the later stages of drug development.  Delays in obtaining results in our non-clinical studies and clinical testing can occur for a variety of reasons, such as slower than anticipated enrollment by volunteers in the trials, adverse events related to the products, failure to comply with Good Clinical Practices, unforeseen safety issues, unsatisfactory results in trials, perceived defects in the design of clinical trials, changes in regulatory policy as well as for reasons detailed in “Risk Factors—Necessary Reliance on the Animal Rule in Conducting Trials is Time-Consuming and Expensive.”

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

We and our contract manufacturers (“CMO”s) will also be required to comply with the applicable FDA current Good Manufacturing Practice (“cGMP”) regulations.  These regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation.  Manufacturing facilities are subject to inspection by the FDA.  These facilities must be approved to supply licensed products to the commercial marketplace.  We and our contract manufacturers may not be able to comply with the applicable cGMP requirements and other FDA regulatory requirements.  Should we or our contract manufacturers fail to comply, we could be subject to fines or other sanctions or could be precluded from marketing our products.

In particular, as part of the transfer of our existing contract with NIAID for the development of SparVax™ to BARDA on April 1, 2009, the terms of that contract were modified to provide for the transfer of the manufacturing process for the bulk drug substance for SparVax™ from Avecia Biologics in the U.K. to a U.S.-based contract manufacturing organization.  We believe that if we are awarded a contract under RFP-BARDA-08-15 for the advanced development and procurement of 25 million doses of SparVax™, the U.S. government will require that such new CMO manufacture the bulk drug substance for SparVax™.  This contract manufacturer has not manufactured that bulk drug substance before, and there can be no assurance we will be successful in our technology transfer efforts or that this new contract manufacturer will ever be able to manufacture sufficient amounts of cGMP quality bulk drug substance necessary for us to meet our obligations under any such advanced development and procurement contract.

We may fail to fully realize the potential of Valortim® and of our co-development arrangement with Medarex, our partner in the development of Valortim®, which would have an adverse effect upon our business.  We have completed one Phase I clinical trial for Valortim® with our development partner, Medarex, without any reported drug-related significant adverse events.  However, before we may begin selling any doses of Valortim®, we will need to conduct more comprehensive safety trials in a significantly larger group of human subjects.  We will be required to expend a significant amount to finalize manufacturing capability through a contract manufacturer to provide material to conduct the pivotal safety and efficacy trials.  If our contract manufacturer is unable to produce sufficient quantities at a reasonable cost, or has any other obstacles to production, such as volatile manufacturing, then we will be unable to commence these required clinical trials and studies.  Even after we expend sufficient funds to complete the development of Valortim® and if and when we enter into an agreement to supply Valortim® to the U.S. government, we will be required to share any and all profits from the sale of products with our partner in accordance with a pre-determined formula.

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

If we are not able to identify new licensing opportunities or enter into other licensing arrangements on acceptable terms, we may be unable to develop a diverse portfolio of products.  In order for our future collaboration efforts to be successful, we must first identify partners whose capabilities complement and integrate well with ours.  We face, and will continue to face, significant competition in seeking appropriate collaborators.  Collaboration arrangements are complex and time consuming to negotiate, document and implement.  We may not be successful in our efforts to establish and implement collaborations or other similar arrangements.  The terms of any collaboration or other arrangements that we establish may not be favorable to us.  Furthermore, technologies to which we gain access may prove ineffective or unsafe or our partners may prove difficult to work with or less skilled than we originally expected.  In addition, any past collaborative successes are no indication of potential future success.

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

In addition, if a product liability claim is brought against us, the cost of defending the claim could be significant and any adverse determination may result in liabilities in excess of our insurance coverage.  Although our anthrax countermeasures are covered under the general immunity provisions of the U.S. Public Readiness and Emergency Preparedness Act (the “Public Readiness Act”), there can be no assurance that the U.S. Secretary of Health and Human Services will make other declarations in the future that cover any of our other product candidates or that the U.S. Congress will not act in the future to reduce coverage under the Public Readiness Act or to repeal it altogether.  For further discussion of that act, see “Risk Factors - Legislation limiting or restricting liability for medical products used to fight bioterrorism is new, and we cannot be certain that any such protection will apply to our products or if applied what the scope of any such coverage will be” below.  Additionally, we are considering applying for indemnification under the U.S. Support Anti-terrorism by Fostering Effective Technologies (SAFETY) Act of 2002 which preempts and modifies tort laws so as to limit the claims and damages potentially faced by companies who provide certain “qualified” anti-terrorism products.  However, we cannot be certain that we will be able to obtain or maintain coverage under the SAFETY Act or adequate insurance coverage on acceptable terms, if at all.

Risks Related to Our Dependence on U.S. Government Contracts

Most of our immediately foreseeable future revenues are contingent upon grants and contracts from the U.S. government and we may not achieve sufficient revenues from these agreements to attain profitability.

For the foreseeable future, we believe our main customer will be national governments, primarily the U.S. government.  Substantially all of our revenues to date have been derived from grants and U.S. government contracts.  There can be no assurances that existing government contracts will be renewed or that we can enter into new contracts or receive new grants.  The process of obtaining government contracts is lengthy and uncertain and we will have to compete with other companies for each contract.  For example, while RFP-BARDA-08-15 for an rPA vaccine for the SNS initially indicated that the government would make an award by September 26, 2008 (later extended to December 31, 2008), as of the date this quarterly report on Form 10-Q is filed, the government has still not issued an award under that solicitation.  There can be no assurances that we will be awarded any contracts to supply the U.S. or other governments with our products as such awards may be made, in whole or in part, to our competitors.  If the U.S. government makes significant future contract awards for the supply to the U.S. emergency stockpile of a competing product, our business will be harmed and it is unlikely that we will ultimately be able to supply that particular treatment or product to foreign governments or other third parties.  Further, changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on procuring the biodefense products we are developing.  For example, our existing contracts for the advanced development of plague vaccine, RypVax™, will end in the first half of 2011, and future government funding for this development program remains uncertain at this time.  Furthermore, under the terms of our 2006 contract with the U.S. Department of Defense regarding Protexia®, the Department of Defense may elect not to continue development assistance of this nerve agent countermeasure after initial funding of $41 million has been received (which decision we anticipate may occur by the end of the fourth quarter of 2009), or, if the Department of Defense does so elect to continue funding and we meet all development milestones, it may nevertheless choose not to procure any doses of Protexia®.

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

Risks Related to Intellectual Property

Our commercial success will be affected significantly by our ability (i) to obtain and maintain protection for our proprietary technology and that of our licensors and collaborators and (ii) not to infringe on patents and proprietary rights of third parties

The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions, and, therefore, validity and enforceability cannot be predicted with certainty.  To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents.  We currently hold two U.S. patents, have six pending U.S. patent applications, and have a limited number of international patents pending.  In addition, we have rights under numerous other patents and patent applications pursuant to exclusive and non-exclusive license arrangements with licensors and collaborators.  However, there can be no assurance that patent applications owned or licensed by us will result in patents being issued or that the patents, whether existing or issued in the future, will afford protection against competitors with similar technology.  Any conflicts resulting from third-party patent applications and patents could significantly reduce the coverage of the patents owned, optioned by or licensed to us or our collaborators and limit our ability or that of our collaborators to obtain meaningful patent protection.

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

We are also aware of pending applications directed to pegylated butyrylcholinesterase.  Protexia® incorporates butyrylcholinesterase.  If patents are issued to third parties that cover Protexia® or other products, we may be required to obtain a license under such patents or obtain alternative technology.  We cannot provide any assurances that such licenses will be available or that the terms thereof will be reasonable or that we will be able to develop alternative technologies.  If we do not obtain such a license and if a legal action based on such patent was to be brought against us or our distributors, licensees or collaborators, we cannot provide any assurances that we or our distributors, licensees or collaborators would prevail or that we have sufficient funds or resources to defend such claims.

The costs associated with establishing the validity of patents, of defending against patent infringement claims of others and of asserting infringement claims against others is expensive and time consuming, even if the ultimate outcome is favorable.  An outcome of any patent prosecution or litigation that is unfavorable to us or one of our licensees or collaborators may have a material adverse effect on us.  The expense of a protracted infringement suit, even if ultimately favorable, would also have a material adverse effect on us.

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

We will likely seek to raise additional capital and may do so at any time through various financing alternatives, including potentially selling shares of common or preferred stock, notes and/or warrants convertible into, or exercisable for, shares of common or preferred stock.  Even following the registered offering of securities completed on March 27, 2009, we could again rely upon the shelf registration statement on Form S-3, which was declared effective on February 12, 2009, in connection with a sale from time to time of common stock, preferred stock or warrants or any combination of those securities, either individually or in units, in one or more offerings for up to $50,000,000 (inclusive of the gross proceeds from our recent public offering of $5.5 million and the $2.1 million we would receive if all of the warrants issued in that offering were exercised).  Raising capital in this manner or any other manner may depress the market price of our stock, and any such financing(s) will dilute our existing shareholders.

In addition, as of March 31, 2009, we had outstanding options to purchase approximately 4.9 million shares of common stock.  Additional shares are reserved for issuance under our 2007 Long-Term Incentive Compensation Plan.  Our stock options are generally exercisable for ten years, with a significant portion exercisable either immediately or beginning one year after the date of the grant.  As of March 31, 2009, we had outstanding debt including accrued and unpaid interest to noteholders of approximately $13.8 million in the form of convertible notes, which are convertible at $10 per share.  As of March 31, 2009, we had outstanding warrants exercisable for approximately 13.2 million shares of common stock.  9.4 million of these warrants are exercisable at $6.00 per share and expire in July 2009.  The issuance or even the expected issuance of a large number of shares of our common stock upon conversion or exercise of the securities described above could depress the market price of our stock and the issuance of such shares will dilute the stock ownership of our existing shareholders.

If we are unable to continue to satisfy the listing requirements of NYSE Amex, our securities could be delisted  from trading which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

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

We have not paid any dividends on our common stock in 2007, 2008, and the first quarter of 2009 and do not intend to declare any dividends in the foreseeable future.  While subject to periodic review, our current policy is to retain all earnings, if any, primarily to finance our future growth.  We make no assurances that we will ever pay dividends, cash or otherwise.  Whether we pay any dividends in the future will depend on our financial condition, results of operations, and other factors that we will consider.

Item 6.  Exhibits.

No.	Description
1.1.3

Engagement Letter dated March 23, 2009 by and among the Company and Rodman & Renshaw, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2009 (File No. 001-32587)).

1.1.4

Engagement Letter dated March 23, 2009 by and among the Company and Caris & Company (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2009 (File No. 001-32587)).

10.13.1	Form of 1st Amendment, dated January 21, 2009, to Employment Agreement by and between the Company and David P. Wright.
10.19.3	Consent, Assumption and Second Loan Modification Agreement, dated as of March 31, 2009, by and among Silicon Valley Bank, Oxford Finance Corporation and PharmAthene, Inc.
10.36.1

Amended and Restated Manufacturing and Marketing Licence Agreement between the Secretary of State for Defence as represented by the Defence Science and Technology Laboratory (Dstl) and PharmAthene UK Ltd. in respect of Recombinant [***] Vaccine, dated February 11, 2009.

10.37.1

Amended and Restated Licence Agreement between the Secretary of State for Defence as represented by the Defence Science and Technology Laboratory (Dstl) and PharmAthene UK Ltd. in respect of Recombinant [***] Vaccine, dated February 5, 2009.

10.48

Form of Securities Purchase Agreement dated as of March 23, 2009 between the Company and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2009 (File No. 001-32587)).

10.49

Form of Warrant in connection with Securities Purchase Agreement dated as of March 23, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2009 (File No. 001-32587)).

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

PHARMATHENE, INC.

Dated: May 15, 2009	By:	/s/ David P. Wright
David P. Wright
Chief Executive Officer

Dated: May 15, 2009	By:	/s/ Christopher C. Camut
Christopher C. Camut
Chief Financial Officer