Form 10-Q
period 2009-06-30
PHARMATHENE, INC
filed 2009-08-13
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:    The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of August 3, 2009 was 28,427,950.

PHARMATHENE, INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$9,272,803	$19,752,404
Restricted cash	1,500,000	12,000,000
Short-term investments	6,177,616	3,190,912
Accounts receivable	2,438,415	8,890,077
Other receivables (including unbilled receivables)	13,594,575	1,391,512
Prepaid expenses and other current assets	594,690	917,125
Total current assets	33,578,099	46,142,030

Long-term restricted cash	—	1,250,000
Property and equipment, net	5,909,053	5,313,219
Patents, net	908,374	925,489
Other long-term assets	252,974	220,531
Deferred costs	23,845	37,092
Goodwill	2,348,453	2,502,909
Total assets	$43,020,798	$56,391,270

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,573,453	$3,870,871
Accrued expenses and other current liabilities	11,318,882	14,624,757
Convertible notes	14,300,517	13,377,505
Current portion of derivative instruments	69,021	—
Current portion of long-term debt	2,955,264	4,000,000
	31,217,137	35,873,133

Other long-term liabilities	426,874	626,581
Derivative instruments	1,045,770	—
Long-term debt	—	928,117
Total liabilities	32,689,781	37,427,831

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 28,070,663 and 25,890,143 shares issued and outstanding, respectively	2,807	2,589
Additional paid-in-capital	147,396,332	142,392,163
Accumulated other comprehensive (loss) income	(392,293)	386,351
Accumulated deficit	(136,675,829)	(123,817,664)
Total stockholders’ equity	10,331,017	18,963,439
Total liabilities and stockholders’ equity	$43,020,798	$56,391,270

See the accompanying notes to the condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Contract revenue	$8,071,211	$11,703,448	$13,593,114	$17,522,502
Other revenue	—	—	—	21,151
	8,071,211	11,703,448	13,593,114	17,543,653
Operating expenses:
Research and development	9,464,629	12,274,553	15,159,955	18,203,872
General and administrative	4,416,248	4,605,791	9,562,247	8,963,750
Acquired in-process research and development	—	15,906,002	—	15,906,002
Depreciation and amortization	199,699	239,914	392,177	436,017
Other expense	760,720	—	884,561	—
Total operating expenses	14,841,296	33,026,260	25,998,940	43,509,641

Loss from operations	(6,770,085)	(21,322,812)	(12,405,826)	(25,965,988)
Other income (expense)
Interest income	92,853	362,170	197,098	833,935
Interest expense	(598,395)	(651,778)	(1,200,510)	(1,318,775)
Change in market value of derivative instruments	643,702	26,263	764,291	115,543
Total other income (expense)	138,160	(263,345)	(239,121)	(369,297)

Net loss	(6,631,925)	(21,586,157)	(12,644,947)	(26,335,285)
Basic and diluted net loss per share	$(0.24)	$(0.98)	$(0.47)	$(1.19)
Weighted average shares used in calculation of basic and diluted net loss per share	28,056,824	22,087,121	27,038,761	22,087,121

See the accompanying notes to the condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

	2009	2008

Operating activities
Net loss	$(12,644,947)	$(26,335,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	15,906,002
Change in market value of derivative instruments	(764,291)	(115,543)
Depreciation and amortization	392,177	436,017
Change in Aveicia purchase accounting	154,457	—
Share-based compensation	1,739,575	1,068,429
Non cash interest expense on debt	950,159	844,660
Changes in operating assets and liabilities:
Accounts receivable	6,451,662	1,580,057
Prepaid expenses and other current assets	(11,899,824)	(21,122)
Accounts payable	(1,297,418)	(1,127,361)
Accrued expenses and other liabilities	3,500,823	3,675,116
Net cash used in operating activities	(13,417,627)	(4,089,030)
Investing activities
Purchases of property and equipment	(970,896)	(339,162)
Purchase of letter of credit	—	(15,750,302)
Purchases of available-for-sale investments	(6,800,566)	(2,937,299)
Sales of available-for-sale investments	3,800,000	10,277,880
Payments for Avecia Acquisition	(7,000,000)	(11,556,117)
Net cash used in investing activities	(10,971,462)	(20,305,000)
Financing activities
Payments of long-term debt obligations	(2,000,000)	(2,000,000)
Decrease of restricted cash requirements	11,750,000	—
Proceeds from issuance of common stock and warrants	4,924,270	—
Net cash provided by (used in) financing activities	14,674,270	(2,000,000)

Effects of exchange rates	(764,782)	(36,223)
Decrease in cash and cash equivalents	(10,479,601)	(26,430,253)
Cash and cash equivalents, at beginning of period	19,752,404	40,582,643
Cash and cash equivalents, at end of period	$9,272,803	$14,152,390

See the accompanying notes to the condensed consolidated financial statements.

PHARMATHENE, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2009

(unaudited)

Note 1 — Organization and Business

Historically, our operations were conducted by our wholly-owned subsidiary, PharmAthene US Corporation.  In March 2008, PharmAthene Inc., through its wholly-owned subsidiary PharmAthene UK Limited, acquired substantially all the assets and liabilities related to the biodefense vaccines business (the “Avecia Acquisition”) of Avecia Biologics Limited (along with its affiliates, “Avecia”).  In  February 2009, PharmAthene US Corporation was merged with and into PharmAthene, Inc., with PharmAthene, Inc. being the surviving corporation.

We are a biopharmaceutical company focused on developing biodefense countermeasure applications.  We are subject to those risks associated with any biopharmaceutical company that has substantial expenditures for research and development.  There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable.  In addition, we operate in an environment of rapid technological change and are largely dependent on the services and expertise of its employees, consultants and other third parties.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of PharmAthene, Inc. and its wholly-owned subsidiaries, PharmAthene U.S. Corporation, PharmAthene Canada inc. (which was formed in March 2005), and PharmAthene UK Limited (which was formed in March 2008), collectively referred to herein as “PharmAthene”, “we”, “us”, “our” or the “Company”.  All significant intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 31, 2008 has been derived from audited consolidated financial statements at that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

We currently operate in one business segment.  Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes the total of our net income (loss) and all other changes in equity other than transactions with owners, including (i) changes in equity for cumulative translation adjustments resulting from the consolidation of foreign subsidiaries as the financial statements of the subsidiary located outside of the United States are accounted for using the local currency as the functional currency and (ii) unrealized gains and losses on short term available-for-sale investments.  Comprehensive loss for the three month periods ended June 30, 2009 and 2008 was approximately $6.7 million and $21.6 million, respectively.  Comprehensive loss for the six month periods ended June 30, 2009 and 2008 was approximately $13.4 million and $26.6 million, respectively.

Basic and Diluted Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing consolidated net income (loss) by the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. For the periods presented in the accompanying condensed consolidated statements of operations, diluted income (loss) per share is calculated similarly because the impact of all potentially dilutive securities is anti-dilutive due to our net loss each period.  At June 30, 2009 and 2008 we had total potential dilutive securities outstanding in the amount of approximately 20 million shares and 15 million shares, respectively (related to outstanding stock options, outstanding stock purchase warrants, shares underlying our convertible notes, and unvested restricted stock) that we excluded from the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

When the effects are not anti-dilutive, diluted earnings per share is computed by dividing our net income (loss) by the weighted average number of shares outstanding and the impact of all potentially dilutive securities, consisting primarily of stock options, restricted stock grants, stock purchase warrants, restricted shares and the common shares underlying our Convertible Senior Notes.

Fair Value of Financial Instruments

Our financial instruments include primarily cash and cash equivalents, accounts receivable, short-term investments and other current assets, accounts payable, accrued and other liabilities, notes payable and long-term debt.  Due to the short-term nature of the cash and cash equivalents, accounts receivable, short-term investments and other current assets, accounts payable and accrued and other liabilities, the carrying amounts of these assets and liabilities approximate their fair value.  The fair value of our notes payable and long term debt approximates fair value, based on our current incremental borrowing rates.

Short-term investments consist of investment grade government agency and corporate debt securities due within one year.  All investments are classified as available-for-sale and are recorded at market value.  Unrealized gains and losses are reflected in other comprehensive income (loss).  The estimated fair value of the available-for-sale securities is determined based on quoted market prices or rates.  Management reviews the Company’s investment portfolio on a regular basis and seeks guidance from its professional portfolio manager related to U.S. and global market conditions.  We assess the risk of impairment related to securities held in our investment portfolio on a regular basis and noted no permanent or “other-than-temporary” impairment during the quarter and six months ended June 30, 2009.   Refer also to Note 3.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, investments and accounts receivable.  We maintain our cash and cash equivalents and investment balances in the form of money market accounts, corporate and government debt securities and overnight deposits with financial institutions that management believes are creditworthy.  Our accounts receivables are primarily from agencies within the U.S. government, including the U.S. Department of Defense (the “DoD”), the National Institute of Allergy and Infectious Diseases (“NIAID”), the Biomedical Advanced Research and Development Authority (“BARDA”), and the National Institute of Health (“NIH”).  Our policy is to provide an allowance for any amount of accounts receivable which we determine to be uncollectible and to write off any uncollectible account when the likelihood of that account’s collection is determined to be not probable.  Historically, we have found it unnecessary to provide such allowance or make such write-off of any of our accounts receivable.

Intangible Assets

Patents are carried at cost less accumulated amortization which is calculated on a straight line basis over the estimated useful lives of the patents, currently estimated to be 11 years.  Goodwill represents the excess of purchase price over the fair value of net identifiable assets associated with the Avecia Acquisition.  We review the carrying value of our intangible assets for impairment annually during the fourth quarter or more frequently if impairment indicators exist.  Evaluating for impairment requires management judgment, including the estimation of future cash flows, future growth rates and profitability and the expected life over which cash flows will occur.  Changes in the Company’s business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an impairment charge equal to the excess of the carrying value of the intangible asset over its estimated fair value.  For the three and six months periods ended June 30, 2009, we determined that there was no impairment of our intangible assets.

Revenue Recognition

We generate our revenue from two different types of contractual arrangements:  cost-plus-fee contracts and cost reimbursable grants.  Revenues on cost-plus-fee contracts are recognized to the extent of costs incurred plus an estimate of the applicable fees earned.  We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.  We analyze each cost reimbursable grant to determine whether we should report such reimbursements as revenue or as an offset to our expenses incurred.  For the three months ended June 30, 2009 and 2008, the Company recorded approximately $0.8 million and $0.5 million, respectively, of costs reimbursed by the government as an offset to research and development expenses.  For the six months ended June 30, 2009 and 2008, the Company recorded approximately $1.2 million and $0.8 million, respectively, of costs reimbursed by the government as an offset to research and development expenses.

Our contracts may include multiple elements, including one or more of up-front license fees, research payments, and milestone payments.  In these situations, we allocate the total contract price to the multiple elements based on their relative fair values and recognize revenue for each element according to its characteristics.

Revenues from the achievement of research and development milestones, if deemed substantive, are recognized as revenue when the milestones are achieved and the milestone payments are due and collectible.  If not deemed substantive, we recognize milestones as revenue on a straight-line basis over the remaining expected term of continued involvement in the research and development process.  Milestones are considered substantive if all of the following conditions are met:  (1) the milestone is non-refundable; (2) achievement of the milestone was not reasonably assured at the inception of the arrangement; (3) substantive effort is involved to achieve the milestone; and (4) the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone and any ongoing research and development or other services are priced at fair value.  Payments received in advance of work performed are recorded as deferred revenue.

Collaborative Arrangements

We are an active participant with exposure to significant risks and rewards of commercialization relating to the development of several of our pipeline products.  For costs incurred and revenues generated from third parties where we are deemed to be the principal participant, we recognize revenues and costs using the gross basis of accounting; otherwise, we use the net basis of accounting.

Research and Development

Research and development costs are expensed as incurred; advance payments are deferred and expensed as performance occurs.  Research and development costs include salaries, facilities expense, overhead expenses, material and supplies, pre-clinical expense, clinical trials and related clinical manufacturing expenses, stock-based compensation expense, contract services and other outside services.

Share-Based Compensation

We expense the estimated fair value of share-based awards granted to our employees under our stock-based compensation plans.  Share-based compensation cost is determined at the grant date using an option pricing model.  The value of the award that is ultimately expected to vest is recognized as expense on a straight line basis over the employee’s requisite service period.  We have estimated the fair value of each award using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable.  The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price.

Employee share-based compensation expense recognized for the three and six months ended June 30, 2009 and 2008  was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of approximately 17% for both stock options and restricted shares, based on our historical forfeitures.

Share-based compensation expense for the three and six months ended June 30, 2009 and 2008, respectively, was:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Research and development	$207,149	$95,749	$466,469	$193,928
General and administrative	580,866	423,633	1,273,106	874,501
Total share-based compensation expense	$788,015	$519,382	$1,739,575	$1,068,429

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We record valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances.  As of June 30, 2009, we had recognized a valuation allowance to the full extent of our net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

We believe that any uncertain tax position taken in the past would not result in an adjustment to our effective income tax rate because adjustments to deferred tax assets and liabilities would be offset by adjustments to recorded valuation allowances.  We file a U.S. federal income tax return as well as returns for various state and foreign jurisdictions.  The Company’s income taxes have not been subject to examination by any tax jurisdiction since its inception.  Accordingly, all income tax returns filed by the Company are subject to examination by taxing jurisdictions.

Note 3 — Fair Value Measurements

We define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  We report our assets and liabilities that are measured at fair value using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.  This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs.  The three levels of inputs used to measure fair value are as follows:

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we perform a detailed analysis of our assets and liabilities that are measured at fair value.  All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

We have segregated all our financial assets and liabilities that are measured at fair value into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.  We have no non-financial assets and liabilities that are measured at fair value.

As of June 30, 2009, financial assets and liabilities subject to fair value measurements were as follows:

	as of June 30, 2009
	Level 1	Level 2	Level 3	Balance
Assets
Available-for-sale securities	$6,177,616	$—	$—	$6,177,616

Liabilities
Stock purchase warrants	$—	$—	$1,114,791	$1,114,791

The following table sets forth a summary of changes in the fair value of our Level 3 liabilities for the six months ended June 30, 2009:

		Cumulative Effect
		of Adoption of	New		Balance
	Balance at	New Accounting	Liabilities	Unrealized	as of
Description	Dec. 31, 2008	Guidance	in 2009	(Gains) Losses	June 30, 2009
Conversion option	$6,405	$—	$—	$(6,405)	$—
Stock purchase warrants	$—	$636,609	$1,236,067	$(757,885)	$1,114,791

The unrealized losses on the derivative instruments are classified in other expenses as the change in derivative instruments in our condensed consolidated statement of operations. Fair value for our stock purchase warrants and conversion option is determined based on the Black-Scholes option pricing model calculation.

Note 4 - Short-Term Investments — Available-for-Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale short-term investments by security classification as of June 30, 2009 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2009	Cost	Gains	Losses	Values
Corporate debt securities	$3,556,543	$4,322	$(3,562)	$3,557,303
Government debt securities	$2,618,252	$2,061	$—	$2,620,313
Total securities	$6,174,795	$6,383	$(3,562)	$6,177,616

During the six months ended June 30, 2009, we realized losses on sales of available-for-sale securities of approximately $13,000; we had no realized gains or losses during the three months ended June 30, 2009.  Gains and losses on available-for-sale securities are based on the specific identification method.

Note 5 — Debt

Convertible Notes

Our senior unsecured convertible notes accrued interest at an interest rate of 8% per annum and matured on August 3, 2009 (the “Old Notes”).  The principal amount of the Old Notes and any accrued interest were convertible into shares of PharmAthene common stock at the option of the holder at any time based upon a conversion rate of $10.00 per share.  In July 2009, we cancelled a portion of the Old Notes, and issued new convertible notes and stock purchase warrants to holders of the cancelled notes as well as to certain new investors in a private placement (the “July 2009 Private Placement”).  In August 2009, we repaid that portion of the Old Notes that elected not to participate in the July 2009 Private Placement.  See Note 9 for further discussion.

Credit Facility

In March 2007, we entered into a $10 million credit facility with Silicon Valley Bank and Oxford Finance Corporation (together, the “Lenders”).  Under the credit facility, we borrowed $10 million, which bears interest at a rate of 11.5% per annum.  Under the terms of the credit facility, we made monthly payments of interest only through September 30, 2007 and, thereafter, we make monthly payments of principal and interest over the remaining 30 months of the loan.  The loan is secured by a security interest in all of our assets other than certain intellectual property.  We may prepay the debt subject to certain prepayment fees.  In connection with the credit facility, we issued to the Lenders certain stock purchase warrants, which expire on March 30, 2017, to purchase an aggregate of 100,778 shares of the Company’s common stock at $3.97 per share.

In March 2008, we entered into a Consent and First Loan Modification Agreement with the Lenders (the “Loan Modification Agreement”) which, among other things, amended the loan agreement to require us to maintain, at all times, at a segregated account, at either Silicon Valley Bank or Silicon Valley Bank Securities, unrestricted and unencumbered cash or cash equivalents in the amount of at least one and one-quarter times the outstanding obligations of PharmAthene to the Lenders.  In March 2009, we entered into the Second Loan Modification Agreement, pursuant to which the Lenders agreed to reduce the amount of unrestricted and unencumbered cash or cash equivalents.  We are now required to maintain in the segregated account an amount equal to one-half of our outstanding obligations to them.  As of June 30, 2009, the Company classified $1.5 million as short-term restricted cash under the terms of this agreement.

In July 2009, we repaid all outstanding amounts due under the credit facility along with certain prepayment fees.  See further discussion in Note 9.

Note 6 — Avecia Acquisition

Avecia Settlement Agreement

On June 17, 2009, PharmAthene and Avecia entered into a settlement agreement (i) to resolve certain issues related to the wind down and cancellation of work related to our rPA vaccine program being conducted at Avecia pursuant to a master services agreement (“MSA”) between our two organizations, and (ii) to accelerate the payment of certain deferred consideration related to the Avecia Acquisition.  Under the settlement agreement:

•                  we paid Avecia $7.0 million of the remaining deferred purchase price consideration under the Avecia Acquisition, and as a result our existing letter of credit that had supported the deferred consideration (and the related requirement to maintain restricted cash as collateral for the letter of credit) was terminated in June 2009;

•                  we agreed to pay Avecia approximately $1.8 million related to past performance and raw materials under the MSA subject to certain remaining performance obligations by Avecia related to, among other things, the technology transfer effort to a new U.S.-based bulk drug substance manufacturer; and

•                  we agreed to pay Avecia approximately $3.0 million in cancellation fees no later than January 5, 2010 (and earlier if certain other conditions are met).

In June 2009, the Company expensed as allowable costs under its government contract the $1.8 million payment for past contract performance and recognized related contract revenues.  The Company expensed the $3.0 million cancellation fee in June 2009.

Contemplated Exit Activities

In the second quarter 2009, our existing research and development contract for SparVax™ was transferred from the National Institutes of Allergy and Infectious Diseases (NIAID) to the Biomedical Advanced Research and Development Authority (“BARDA”).  BARDA and PharmAthene are currently modifying the existing statement of work to include, among other things, the completion of on-going stability studies and development of potency assays along with certain manufacturing scale-up and technology transfer activities to a U.S.-based manufacturer for the bulk drug substance for SparVax™.

As a result of the transfer of the contract and modification of the statement of work, we have been transitioning development and manufacturing activities as well as other general and administrative functions from the UK to the United States.  In connection with this transition, we anticipate relocating our UK operations, including terminating our UK workforce and lease, by June 30, 2010.

License Agreements

In connection with the Avecia Acquisition, we acquired certain license agreements with The Defence Science and Technology Laboratory of the United Kingdom Ministry of Defence (“DSTL”) for the rights to certain technologies.  These agreements allow for the licensing of certain patents and technology necessary to perform development of the rPA and rYP programs as required under our contracts with NIAID.  Upon commercialization, the license agreements require us to make royalty payments equal to a specified percentage of future sales of products for both government procurement and commercial markets.  No payments on these licenses have been incurred. In February 2009, both of these licenses were amended and restated to broaden the scope of exclusivity and address other general business issues.

Note 7 — Stockholders’ Equity

Common Stock

In March 2009, the Company completed a public sale of 2,116,055 newly issued shares of its common stock at $2.60 per share and warrants to purchase 705,354 shares of its common stock at an exercise price of $3.00 per share, generating gross proceeds of $5.5 million.  The warrants are exercisable beginning on September 27, 2009 and will expire on September 27, 2014.  We intend to use the net proceeds for general corporate purposes, including the satisfaction of existing obligations.

2007 Long-Term Incentive Plan

Prior to 2007, we granted shared-based awards pursuant to our 2002 Long-Term Incentive Plan (the “2002 Plan”).  In connection with the merger between the subsidiary of Healthcare Acquisition Corp. (“HAQ”) and PharmAthene, Inc. on August 3, 2007 (the “Merger”), we assumed all outstanding awards that had been initially granted under the 2002 Plan.  No further grants are being made under the 2002 Plan.

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

At that time, we reserved 3,500,000 shares of common stock in connection with awards to be granted under the 2007 Plan, including those awards that had originally been made under the 2002 Plan.  In 2008, our shareholders approved proposed amendments to the 2007 Plan, increasing from 3,500,000 shares to 4,600,000 shares the maximum number of shares authorized for issuance under the plan and adding an evergreen provision pursuant to which the number of shares authorized for issuance under the plan will increase automatically in each year, beginning in 2009 and continuing through 2015, according to certain limits set forth in the 2007 Plan.  The Board of Directors in conjunction with management determines who receives awards, the vesting conditions, which are generally four years, and the exercise price.  Options may have a maximum term of ten years.

The following table summarizes the activity of the 2007 Plan as related to option awards (including awards originally made under the 2002 Plan):

			Weighted-Average
		Weighted-Average	Contractual
	Shares	Exercise Price	Term

Outstanding January 1, 2009	3,962,623	$4.23	8.7 years
Granted	1,102,350	$2.48
Exercised	—
Forfeited	(125,356)	$3.29
Outstanding June 30, 2009	4,939,617	$3.86	8.5 years
Exercisable June 30, 2009	1,835,776	$4.44	7.9 years
Vested and expected to vest June 30, 2009	4,426,669

The following table summarizes the activity of the 2007 Plan as related to restricted stock awards:

			Weighted-Average
		Weighted-Average	Contractual
	Shares	Grant Price	Term

Outstanding January 1, 2009	163,121	$5.05	8.7 years
Granted	258,633	$2.46
Vested	(64,090)
Forfeited	(2,451)
Outstanding June 30, 2009	355,213	$3.62	9.0 years

Expected to vest June 30, 2009	296,463

The fair value for our 2009 awards was estimated at the date of grant using the Black-Scholes option-pricing model using the following assumptions:

•                  Weighted average volatility:  We determine the expected volatility of 88% in 2009 and 66% in 2008 by using an average historical volatility from comparable public companies with an expected term consistent with ours.

•                  Risk-free interest rate:  The yield on zero-coupon US Treasury securities for a period that is commensurate with the expected term of the award.  We used 2.1% in 2009 and 3.0% in 2008.

•                  Expected annual dividend yield:  The estimate for annual dividends is zero because we have not historically paid a dividend and do not intend to do so in the foreseeable future.

•                  Expected life:  The expected term of the awards represents the period of time that the awards are expected to be outstanding.  We use historical data and expectations for the future to estimate employee exercise and post-vest termination behavior and do not stratify employees into multiple groups.  We determined the expected life to be 6.3 years and 7.0 years in 2009 and 2008, respectively.

Unit Purchase Option

In connection with the initial public offering of HAQ, the underwriters paid $100 for an option to purchase up to a total of 225,000 units.  The units issuable upon exercise of this option are identical to those offered in the initial public offering (i.e. each unit consists of one share of common stock and one warrant) except that the associated warrants have a different exercise price (see below).  The unit purchase option became exercisable at $10.00 per unit on August 3, 2007, and expires on July 27, 2010 (except that the warrant included in such option expired unexercised on July 27, 2009).  The exercise price and number of units issuable upon the exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation.  Under an amendment to the unit purchase option agreement, we are not obligated to pay cash or other consideration to the holders of the unit purchase option or “net-cash settle” the obligation of HAQ under the unit purchase option.

Stock Purchase Warrants

In connection with HAQ’s initial public offering in 2005, HAQ sold warrants to acquire approximately 9.4 million shares of common stock at an exercise price of $6.00 per share.  The warrants expired unexercised on July 27, 2009.  HAQ also issued to the representative of the underwriters an option to purchase up to a total of 225,000 units (as discussed above).  Underlying the units are 225,000 shares of common stock and warrants to acquire 225,000 shares of common stock at an exercise price of $7.50 per share (which warrants expired unexercised on July 27, 2009).

Pursuant to the terms of our credit facility, we issued to the Lenders 100,778 common stock warrants with an exercise price of $3.97 per share.

In connection with the stock purchase by Kelisia Holdings Ltd. in 2008, we issued a warrant to purchase up to 2,745,098 additional shares of our common stock at an exercise price of $5.10 per share.  The exercise price of the warrant may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation, and in certain circumstances subsequent dilutive equity issuances.

Prior to our adoption on January 1, 2009 of new accounting guidance related to the determination of derivative liabilities, we classified our stock purchase warrants as equity in our consolidated balance sheets.  As a result of our adoption of the new accounting guidance, we now consider the warrant issued to Kelisia Holdings Ltd. to be a derivative liability and have reclassified the warrant to reflect it as a liability in our consolidated balance sheets.  The impact of adopting this new guidance resulted in an increase in our retained deficit and a decrease to our additional paid in capital at January 1, 2009 of approximately $213,000 and $423,000, respectively, along with an increase in our reported liabilities of approximately $637,000.  The fair value of this derivative liability will be re-measured at the end of every reporting period and the change in fair value will be reported in the consolidated statement of operations as other income (expense).

In connection with the March 27, 2009 public offering of approximately 2.1 million shares, we issued warrants to purchase an aggregate of 705,354 shares of our common stock at an exercise price of $3.00 per share.  The warrants will be exercisable beginning on September 27, 2009 and will expire on September 27, 2014, five years from the date they become exercisable.  The exercise price of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation, and in certain circumstances subsequent dilutive equity issuances.  We consider these warrants to be a derivative liability and as such reflect the liability at fair value in our condensed consolidated balance sheets.  The fair value of this derivative liability will be re-measured at the end of every reporting period and the change in fair value will be reported in the consolidated statement of operations as other income (expense).

Warrant activity from January 1, 2009 to June 30, 2009 was as follows:

	Number of	Weighted-Average
	Warrants	Exercise Price
Outstanding January 1, 2009	12,485,413	$5.84
Granted	705,354	$3.00
Forfeited	—
Outstanding June 30, 2009	13,190,767	$5.66

In July 2009, we issued new stock purchase warrants in connection with the July 2009 Private Placement.  See Note 9 for further discussion.

Note 8 — Litigation Related to Terminated Merger Agreement

In December 2006, the Company filed a complaint against Siga Technologies, Inc. (“SIGA”) in the Delaware Chancery Court.  The complaint alleges, among other things, that the Company has the right to license exclusively development and marketing rights for SIGA’s drug candidate, SIGA-246, pursuant to a merger agreement between the parties (the “Merger Agreement”) that was terminated in October 2006.  The complaint also alleges that SIGA failed to negotiate in good faith the terms of such a license pursuant to the terminated merger agreement.

The Company is seeking alternatively a judgment requiring SIGA to enter into an exclusive license agreement with the Company for SIGA-246 in accordance with the terms of the term sheet attached to the merger agreement or monetary damages.  In January 2008, the Delaware Chancery Court issued a ruling denying a motion by SIGA to dismiss the compliant.  The parties are now engaged in discovery.  During the second quarter 2009, SIGA filed a counterclaim against the Company in the above action claiming that the Company breached its duty to engage in good-faith negotiations by, among other things, presenting SIGA with a bad-faith initial proposal for a license agreement that did not contain all necessary terms, demanding SIGA prepare a complete draft of a partnership agreement and then unreasonably rejecting that agreement, and unreasonably refusing to consider economic terms that differed from those set forth in the license agreement term sheet attached to the Merger Agreement.  SIGA is seeking recovery of its reliance damages from this alleged breach.

Note 9 — Subsequent Events

In July 2009, we completed the July 2009 Private Placement, which resulted in:

•                  the exchange of a portion of our Old Notes in the aggregate principal amount plus accrued interest totaling $8.8 million for new two-year 10% unsecured senior convertible notes, convertible into common shares at a conversion price of $2.54 per share (the “New Convertible Notes”);

•                  the issuance of additional New Convertible Notes in the aggregate principal amount of $10.5 million to new investors; and

•                  the issuance to the recipients of the New Convertible Notes of stock purchase warrants to purchase up to 2.6 million shares of common stock at $2.50 per share, which warrants are exercisable from January 28, 2010  through January 28, 2015.

We used the proceeds from the sale of the New Convertible Notes to repay $5.5 million of our Old Notes due August 3, 2009 that were not exchanged for New Convertible Notes and repaid all outstanding amounts and fees under our existing senior secured credit facility.

In the second quarter 2009, our existing research and development contract for SparVax™ was transferred from NIAID to BARDA.  BARDA and PharmAthene are currently modifying the existing statement of work to include, among other things, the completion of on-going stability studies and development of potency assays along with certain manufacturing scale-up and technology transfer activities to a U.S.-based manufacturer for the bulk drug substance for SparVax™.  As a result of the transfer of the contract and modification of the statement of work, we have been transitioning development and manufacturing activities as well as other general and administrative functions from the UK to the United States.  In connection with this transition, we expect to relocate our UK operations, including terminating our UK workforce, by June 30, 2010, and will incur costs associated with these exit activities beginning in the third quarter 2009.

Management performed an evaluation of Company activity through August 13, 2009, the date the unaudited condensed consolidated financial statements were issued.  The Company concluded that there are no other significant subsequent events requiring disclosure.

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

The following discussion should be read in conjunction with the our condensed consolidated financial statements which present our results of operations for the three and six months ended June 30, 2009 and 2008 as well as our financial positions at June 30, 2009 and December 31, 2008, contained elsewhere in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 31, 2009 and as amended on April 30, 2009, including the consolidated financial statements contained therein.  Unless specifically noted otherwise, as used throughout this Quarterly Report on Form 10-Q, “the Company”, “PharmAthene”, “we”, “us” or “our” refers to the business of the combined company after the merger with Former PharmAthene (the “Merger”) and to the business of Former PharmAthene prior to the Merger, and “HAQ” refers to the business of Healthcare Acquisition Corp. prior to the Merger.

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

Recent Events

Avecia Settlement Agreement

On June 17, 2009, PharmAthene and Avecia entered into a settlement agreement (i) to resolve certain issues related to the wind down and cancellation of work related to our rPA vaccine program being conducted at Avecia pursuant to a master services agreement (“MSA”) between our two organizations, and (ii) to accelerate the payment of certain deferred consideration related to the Avecia Acquisition.  Under the settlement agreement:

•                  we paid Avecia $7.0 million of the remaining deferred purchase price consideration under the Avecia Acquisition, and as a result our existing letter of credit that had supported the deferred consideration (and the related requirement to maintain restricted cash as collateral for the letter of credit) was terminated in June 2009;

•                  we agreed to pay Avecia approximately $1.8 million related to past performance and raw materials under the MSA subject to certain remaining performance obligations by Avecia related to, among other things, the technology transfer effort to a new U.S.-based bulk drug substance manufacturer; and

•                  we agreed to pay Avecia approximately $3.0 million in cancellation fees no later than January 5, 2010 (and earlier if certain other conditions are met).

In June 2009, the Company expensed as allowable costs under its government contract the $1.8 million payment for past contract performance, and recognized related contract revenues.  The Company expensed the $3.0 million cancellation fee in June 2009.

Contemplated Exit Activities

In the second quarter 2009, our existing research and development contract for SparVax™ was transferred from the National Institutes of Allergy and Infectious Diseases (NIAID) to the Biomedical Advanced Research and Development Authority (“BARDA”).  BARDA and PharmAthene are currently modifying the existing statement of work to include, among other things, the completion of on-going stability studies and development of potency assays along with certain manufacturing scale-up and technology transfer activities to a U.S.-based manufacturer for the bulk drug substance for SparVax™.  As a result of the transfer of the contract and modification of the statement of work, we have been transitioning development and manufacturing activities as well as other general and administrative functions from the UK to the United States.  In connection with this transition, we anticipate relocating our UK operations, including terminating our UK workforce, by June 30, 2010.

Subsequent Financing

In July 2009, we cancelled a portion of our then outstanding 8% senior unsecured convertible notes, due August 3, 2009 (the “Old Notes”) and issued new convertible notes and stock purchase warrants to holders of the cancelled notes as well as to certain new investors in a private placement (the “July 2009 Private Placement”).  The July 2009 Private Placement resulted in:

•                  the exchange of a portion of our Old Notes in the aggregate principal amount plus accrued interest totaling $8.8 million for new two-year 10% unsecured senior convertible notes, convertible into common shares at a conversion price of $2.54 per share (the “New Convertible Notes”);

•                  the issuance of additional New Convertible Notes in the aggregate principal amount of $10.5 million to new investors; and

•                  the issuance to the recipients of the New Convertible Notes of stock purchase warrants to purchase up to 2.6 million shares of common stock at $2.50 per share, which warrants are exercisable from January 28, 2010  through January 28, 2015.

Of the $8.8 million in aggregate principal amount plus accrued interest of Old Notes exchanged for New Convertible Notes, $5.5 million were exchanged by MPM BioVentures III, L.P. and certain of its affiliated funds, $2.1 million were exchanged by HealthCare Ventures VII, L.P. and approximately $102,000 were exchanged by certain of our directors and officers.  Of the $10.5 million in aggregate principal amount of New Convertible Notes sold to new investors, $1.0 million was purchased by the spouse of the Chairman of our Board, John Pappajohn, $1.0 million was purchased by our director Derace Schaffer, and an additional approximately $28,000 was purchased by certain of our other directors and officers.  We used the proceeds from the sale of the New Convertible Notes to repay $5.5 million of our Old Notes due August 3, 2009 that were not exchanged for New Convertible Notes and repaid all outstanding amounts and fees under our existing senior secured credit facility.

Critical Accounting Policies

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  We base our estimates and assumptions on historical experience and various other factors that are believed to be reasonable under the circumstances.  Actual results could differ from our estimates and assumptions.  We believe the following critical accounting policies, among others, affect our more significant estimates and assumptions and require the use of complex judgment in their application.

Share-Based Payments

We expense all share-based awards to employees, including grants of employee stock options, based on their estimated fair value at date of grant.  Costs of all share-based payments are recognized over the requisite service period that an employee must provide to earn the award (i.e. usually the vesting period) and charged to the functional operating expense associated with that employee.

Revenue Recognition

We generate our revenue from two different types of contractual arrangements:  cost-plus-fee contracts and cost reimbursable grants.  Revenues on cost-plus-fee contracts are recognized to the extent of costs incurred plus an estimate of the applicable fees earned.  We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.  We analyze each cost reimbursable grant to determine whether we should report such reimbursements as revenue or as an offset to our expenses incurred .

Our contracts may include multiple elements, including one or more of up-front license fees, research payments, and milestone payments.  In these situations, we allocate the total contract price to the multiple elements based on their relative fair values and recognize revenue for each element according to its characteristics.

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

Research and Development Expenses

Research and development costs are expensed as incurred; advance payments are deferred and expensed as performance occurs.  Research and development costs include salaries, facilities expense, overhead expenses, material and supplies, pre-clinical expense, clinical trials and related clinical manufacturing expenses, stock-based compensation expense, contract services and other outside services.

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

Results of Operations for the Three and Six Months ended June 30, 2009 and 2008

Revenue

We recognized revenues of $8.1 million and $11.7 million during the three months ended June 30, 2009 and 2008, respectively.  We recognized revenues of $13.6 million and $17.5 million during the six months ended June 30, 2009 and 2008, respectively.

Our revenues consisted primarily of contract funding from the U.S. government for the development of Protexia®, SparVax™ and Valortim®.  Our revenues in each of the three and six months ended June 30, 2009 changed from the comparable periods of 2008 due to the following:

•                  Under the September 2006 contract for the advanced development of Protexia®, we recognized $3.0 million and $7.7 million of revenue for the three months ended June 30, 2009 and 2008, respectively.  We recognized $5.3 million and $13.3 million of revenue for the six months ended June 30, 2009 and 2008, respectively.  The decline in revenue in 2009 is primarily attributable to the shift of our Protexia® program from pre-clinical development effort to clinical evaluation, and the resulting lower costs associated with the on-going Phase I clinical trial.

•                  Under the September 2007 contract for the advanced development of Valortim®, we recognized $1.6 million and $0.2 million of revenue for the three months ended June 30, 2009 and 2008, respectively.  We recognized $2.2 million and $0.4 million of revenue for the six months ended June 30, 2009 and 2008, respectively.  The increase in revenue for both the three and six month periods is primarily attributable to the reimbursement of higher costs related to pre-clinical studies as well other development work in the 2009 periods as we prepared for human clinical trials, planned to commence during the third quarter 2009.

•                  Under our contract for the development of SparVax™, acquired as part of the Avecia Acquisition in April 2008, we recognized approximately $2.9 million and $2.3 million of revenue for the three months ended June 30, 2009 and 2008, respectively.  We recognized $4.9 million and $2.3 million of revenue for the six months ended June 30, 2009 and 2008, respectively.  The increase in revenue for both periods is primarily attributable to increased costs incurred in connection with our June 2009 settlement agreement with Avecia, including $1.8 million related to past performance and raw materials under the MSA, along with increased development activities on the program.  Furthermore, the six months ended June 30, 2008 only includes revenue earned after April 2, 2008, the closing date of the Avecia Acquisition.

•                  Under our contract for the advanced development of a plague vaccine, RypVax™, acquired as part of the Avecia Acquisition in April 2008, we recognized approximately $0.5 million and $1.5 million of revenue for the three months ended June 30, 2009 and 2008, respectively.  We recognized $0.8 million and $1.5 million of revenue for the six months ended June 30, 2009 and 2008, respectively.  The decline in revenue in both periods is primarily attributable to reduction in development activities in the later periods as the Company focused on product release testing.  The six months ended June 30, 2008 only includes revenue earned after April 2, 2008, the closing date of the Avecia Acquisition.

•                  Under our September 2008 contract award for the additional development work on our third generation rPA anthrax vaccine, we recognized approximately $0.1 million and $0.4 million of revenue for the three and six months ended June 30, 2009, respectively, and none in the corresponding periods of 2008, as we began work under this contract in 2009.

Research and Development Expenses

Our research and development expenses were $9.5 million and $12.3 million for the three months ended June 30, 2009 and 2008, respectively, and were $15.2 million and $18.2 million for the six months ended June 30, 2009 and 2008, respectively. These expenses resulted from research and development activities related to programs for Valortim® and Protexia®, as well as from activities related to the SparVax™, RypVax™  and third generation anthrax vaccine programs.  Our research and development expenses are primarily funded through U.S. government contracts and grant awards.  We incurred both direct expenses, which included salaries and other costs of personnel, raw materials and supplies, and an allocation of indirect expenses.  We also incurred third-party costs, such as contract research, consulting and clinical development costs for individual projects.  Research and development expenses for the three and six months ended June 30, 2009 were net of cost reimbursements under certain of our government grants of $0.8 million and $1.2 million, respectively.  Research and development expenses for the three and six months ended June 30, 2008 were net of cost reimbursements under certain of our government grants of $0.5 million and $0.8 million, respectively.

Research and development expenses for the three and six months ended June 30, 2009 and 2008 were attributable to research programs as follows:

	Three		Six
	months ended		months ended
($’s in millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Anthrax therapeutic and vaccines	$7.0	$5.5	$9.7	$7.5
Chemical nerve agent protectants	1.9	4.6	4.4	8.2
Recombinant dual antigen plague vaccine	0.6	1.9	0.9	1.9
Internal research and development	—	0.3	0.2	0.6
Total research and development expenses	$9.5	$12.3	$15.2	$18.2

For the three and six months ended June 30, 2009 and 2008, research and development expenses decreased $2.8 million and $3.0 million, respectively, primarily attributable to a reduction in pre-clinical development costs for our chemical nerve agent protectants program as we progress in our clinical evaluation phase, and a reduction in development costs for our plague vaccine program, partially offset by increased pre-clinical development associated with our anthrax-related therapeutics and vaccines programs.  The decrease in development expenses related to the clinical nerve agent protectants program resulted from reduced process development and manufacturing activities as the program moved from the development stage to the Phase I clinical trial.  Expenses in connection with the anthrax therapeutics and vaccines programs increased primarily as a result of increased pre-clinical development activity in 2009 as we prepared for human clinical trials later in 2009, along with increased costs incurred in connection with our June 2009 settlement agreement with Avecia.

General and Administrative Expenses

General and administrative functions include executive management, finance and administration, government affairs and regulations, corporate development, human resources, legal, and compliance.  For each function, we may incur direct expenses such as salaries, supplies and third-party consulting and other external costs and non-cash expenditures such as expense related to stock option and restricted share awards.  An allocation of indirect costs such as facilities, utilities and other administrative overhead is also included in general and administrative expenses.

Expenses associated with general and administrative functions were $4.4 million and $4.6 million for the three months ended June 30, 2009 and 2008, and were $9.6 million and $9.0 million for the six months ended June 30, 2009 and 2008, respectively.

General and administrative expenses were essentially flat for the three months ended June 30, 2009 and increased $0.6 million for the six months of 2009 as compared to the same period in 2008.  The $0.6 million increase was primarily due to increased consulting and legal services associated with compliance and operating as a publicly traded entity, costs related to preparing and submitting various bids and proposals and litigation efforts, along with increased stock-based compensation costs of $0.4 million during the six-month period.  These increases were partially offset by reduced travel and other administrative overhead costs.

Depreciation and Intangible Amortization

Depreciation and amortization expenses were $0.2 million for both the three months ended June 30, 2009 and 2008, respectively, and were $0.4 million for both the six months periods.  Depreciation expenses relate primarily to farm building improvements, leasehold improvements related to newly leased office space and laboratory equipment.  Amortization expense relates to patents acquired as part of the 2005 acquisition of Nexia Biotechnologies.

Other Income and Expenses

Other income and expenses primarily consists of income on our investments, interest expense on our debt and other financial obligations, changes in market value of our derivative financial instruments and foreign currency transaction gains or losses.  For the three months ended June 30, 2009 and 2008, we recognized interest income of $0.1 million and $0.4 million, respectively.  For the six months ended June 30, 2009 and 2008, we recognized interest income of $0.2 million and $0.8 million, respectively.  The decrease in interest income during the periods is primarily attributable to the reduced average balances of our investment as we continue to use cash to support our operations, along with lower prevailing interest rates.

We incurred interest expense of $0.6 million and $0.7 million for the three months ended June 30, 2009 and 2008, respectively, and $1.2 million and $1.3 million for the six month periods.  Interest expense relates primarily to our outstanding Old Notes and our senior secured credit facility.

The change in the fair value of the derivative liability associated with our warrants was $0.6 million and $0.8 million for the three and six months ended June 30, 2009, respectively.  This liability resulted from the adoption of new accounting guidance in the first quarter of 2009 and related to our warrants issued in October 2008 being reclassified from equity to a derivative liability, along with the accounting for the conversion option embedded in our convertible notes.  The new accounting guidance was adopted using the cumulative catch-up method; accordingly, there was no such change in value in 2008 prior to adoption.   Additionally, the warrants issued in March 27, 2009 with a value of $1.2 million were recorded as a liability.  The total fair market value of these warrants was $1.1 million at June 30, 2009.

Liquidity and Capital Resources

Overview

Our primary cash requirements through the end of 2010 are to fund our research and development programs, pay our debt service costs and support our general and administrative activities.  Our future capital requirements will depend on many factors, including, but not limited to, the progress of our research and development programs; the progress of pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approval; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; changes in our existing research relationships, competing technological and marketing developments; our ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others; and any future change in our business strategy.  These cash requirements could change materially as a result of shifts in our business and strategy.

Since our inception, we have not generated positive cash flows from operations.  To bridge the gap between payments made to us under our government contracts and grants and our operating and capital needs, we have had to rely on a variety of financing sources, including the issuance of equity securities and convertible notes, proceeds from loans and other borrowings, and the trust funds obtained in the Merger.  For the foreseeable future, we will continue to need to utilize these types of financing vehicles and potentially others to help fund our future operating and capital requirements.  We believe that the funds obtained from the recent convertible debt financing we completed in July 2009 along with existing cash resources will be sufficient to enable us to fund our existing research and development programs, pay our debt service costs and support our currently anticipated general and administrative activities through the end of 2010.  We have based this projection on our current and anticipated operations, which do not take into account any potential future government contracts that may be awarded to the Company, merger & acquisition or corporate partnering activities, or unexpected financial obligations.

The current turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or cease operations has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets.  As a result, there can be no assurance that future funding will be available to us on reasonably acceptable terms, or at all.  In addition, due to the United States government’s substantial efforts to stabilize the economy, the U.S. government may be forced or choose to reduce or delay spending in the biodefense field, which could decrease the likelihood of future government contract awards, the likelihood that the government will exercise its right to extend any of its existing contracts with us and/or the likelihood that the government would procure products from us.  Finally, the note and warrant purchase agreement entered into in connection with the July 2009 Private Placement limits us from incurring senior indebtedness (other than trade payables) in excess of $10 million without the prior written approval of no less than a majority of the aggregate principal amount of the New Convertible Notes then outstanding.

We have incurred cumulative net losses and expect to incur additional losses in conducting further research and development activities.  We do not have commercial products and, given the substantial costs relating to the development of pharmaceutical products, have relatively limited existing capital resources.  Our plans with regard to these matters include continued development of our products as well as seeking additional funds to support our research and development efforts.  Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient future financing on commercially reasonable terms or at all or that we will be able to secure additional funding through government contracts and grants. Our condensed consolidated financial statements have been prepared on a basis which assumes that we will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and do not include any adjustments that might result if the carrying amount of recorded assets and liabilities are not realized.

Sources and Uses of Cash

Cash, cash equivalents and short-term available-for-sale investments were $15.5 million and $22.9 million at June 30, 2009 and December 31, 2008, respectively.  The $7.4 million decrease in the first six months of 2009 primarily was attributable to the funding of our operations and servicing and repayment of our debt, offset in part by the March 2009 public sale of common stock (for net proceeds of approximately $4.9 million).

On March 27, 2009, we closed on the public sale of 2,116,055 newly issued shares of our common stock at $2.60 per share and warrants to purchase 705,354 shares of our common stock at an exercise price of $3.00 per share, resulting in net proceeds of approximately $4.9 million.  The warrants are exercisable beginning on September 27, 2009 and will expire on September 27, 2014.  We intend to use the net proceeds for general corporate purposes, including the satisfaction of existing obligations.

Upon the closing of the Avecia Acquisition, in addition to certain initial consideration paid at that time, we also provided a letter of credit in the amount of $7 million as security for deferred consideration in that same amount.  Pursuant to the settlement agreement with Avecia entered into as of June 17, 2009, we paid the $7 million deferred consideration to Avecia during the second quarter 2009 (in connection with which the letter of credit securing such amount was terminated and the required cash restrictions eliminated).

Operating Activities

Net cash used in operating activities was $13.4 million and $4.1 million for the six months ended June 30, 2009 and 2008, respectively.  Cash used in operations during the six months ended June 30, 2009 reflects a net loss, after the effect of non-cash adjustments, of $10.1 million, a decrease in accounts receivable of $6.5 million, an increase in other assets (primarily in unbilled receivables associated with our government contracts which we expect to bill in the third quarter) of $11.9 million, and an increase in accrued expenses and accounts payable of $2.2 million (primarily in accrued expenses associated with our settlement agreement with Avecia).  Non-cash adjustments for the six months ended June 30, 2009 included non-cash stock compensation expense of $1.7 million and the change in the fair value of our derivative liabilities of $0.8 million.

Cash used in operations for the six months ended June 30, 2008 reflects a net loss after the effect of non-cash adjustments of $8.2 million, an increase in accounts receivable of $1.6 million, and an increase in accrued expenses and accounts payable of $2.5 million. Non-cash adjustments for the six months ended

June 30, 2008 included a write off of acquired in process research and development of $15.9 million as a result of the Avecia Acquisition and stock compensation expense of $1.1 million. Accounts receivable increased due to contract award receivables due from the DoD related to increased activities related to the advanced development of Protexia® and from NIAID related to the further development of SparVax™ and RypVax™ under contracts acquired in the second quarter of 2008 as part of the Avecia acquisition. Accounts payable and accrued expenses increased due to increased development activities primarily related to SparVax™ and RypVax™, compliance related activities and approximately $0.8 million for performance based employee bonuses.

Investing Activities

Net cash used in investing activities was $11.0 million for the six months ended June 30, 2009, compared to $20.3 million for the six months ended June 30, 2008.  Investing activities for the first six months of 2009 related primarily to the payment in June of $7.0 million of deferred purchase consideration to Avecia, purchases, net of sales, of available for sale securities of $3.0 million and approximately $1.0 million of capital expenditures.

In the first half of 2008 and in connection with the Avecia Acquisition, we paid $10.0 million to Avecia and funded a $7.0 million letter of credit. In order to fund the transaction and the restricted cash obligations pursuant to the Loan Modification Agreement, approximately $10.3 million of available-for-sale securities were sold. Additionally, during the first six months of 2008, the Company incurred approximately $1.6 million related to transactions costs incurred as a result of the Avecia Acquisition.

Financing Activities

Net cash provided by financing activities was $14.7 million for the six months ended June 30, 2009 as compared to net cash used by financing activities of $2.0 million for the six months ended June 30, 2008.  In March 2009, we raised net proceeds of approximately $4.9 million as a result of the public sale of shares of our common stock and warrants.  Additionally, pursuant to the payment to Avecia of the deferred purchase consideration and the modification of our senior secured credit facility, we reduced our restricted cash obligations by $11.8 million.  We made principal repayments of $2.0 million under the credit facility for the six months ended June 30, 2009.

Net cash used by financing activities was $2.0 million for the six month period ended June 30, 2008. We made principal repayments of $2.0 million under outstanding credit facilities for the six months ended June 30, 2008.

Subsequent Financing

As described in more detail under “—Recent Events—Subsequent Financing,” in July 2009, we issued convertible notes in the aggregate principal amount of $19.3 million.  Interest on these notes will accrue at a rate of 10% per year.  Principal and interest are due at maturity on July 28, 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following are contractual commitments at June 30, 2009 associated with leases, research and development arrangements, collaborative development obligations and long term debt:

Contractual Obligations ($ in thousands) (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating facility leases	$6,453	$944	$2,271	$2,416	$822
Research and development agreements	20,614	14,553	6,061	—	—
Notes payable, including interest	17,087	17,087	—	—	—
Total contractual obligations	$44,154	$32,584	$8,332	$2,416	$822

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

Changes in Internal Control Over Financial Reporting

Management has identified several changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, including (i) the resignation of our financial reporting manager during the second quarter 2009, (ii) our reliance on external financial consultants to provide a significant portion of our internal accounting functions and financial reporting; and (iii) our implementation of a new financial accounting system.  We are in the process of completing but have not yet completed our internal documentation of all the changes in our internal controls over financial reporting.

To specifically address the changes identified in our internal controls over financial reporting as of June 30, 2009, we developed and performed additional analytical and substantive procedures during our quarter closing process. Management believes that these additional procedures provide reasonable assurance that our condensed consolidated financial statements as of and for the three and six months ended June 30, 2009, are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

In December 2006, we filed a complaint against SIGA in the Delaware Chancery Court. The complaint alleges, among other things, that we have the right to license exclusively development and marketing rights for SIGA’s drug candidate, SIGA-246, pursuant to the Merger Agreement that was terminated in October 2006. The complaint also alleges that SIGA failed to negotiate in good faith the terms of such a license pursuant to the terminated Merger Agreement. We are seeking alternatively a judgment requiring SIGA to enter into an exclusive license agreement with us for SIGA-246 in accordance with the terms of the term sheet attached to the Merger Agreement or monetary damages.  In January 2008, the Delaware Chancery Court issued a ruling denying a motion by SIGA to dismiss the complaint. The parties are now engaged in discovery.  During the second quarter of 2009, SIGA filed a counterclaim against us in the above action claiming that we breached our duty to engage in good-faith negotiations by, among other things, presenting SIGA with a bad-faith initial proposal for a license agreement that did not contain all necessary terms, demanding that SIGA prepare a complete draft of a partnership agreement and then unreasonably rejecting that agreement, and unreasonably refusing to consider economic terms that differed from those set forth in the license agreement term sheet attached to the Merger Agreement.  SIGA is seeking recovery of its reliance damages from this alleged breach.

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

On February 29, 2008, the DHHS issued a formal Request for Proposal (RFP-BARDA-08-15) for an “Anthrax Recombinant Protective Antigen (rPA) Vaccine for the Strategic National Stockpile,” which includes a requisition for 25 million doses of an rPA anthrax vaccine.  We submitted a response to this solicitation on July 31, 2008.  While the original solicitation indicated that an award would be made by September 26, 2008, which was later extended to December 31, 2008, DHHS subsequently delayed the award date further because, among other things, of a protest filed by a bidder that had been eliminated from further consideration under the solicitation.  The U.S. General Accounting Office (the “GAO”) subsequently denied that protest.  On April 15, 2009, DHHS issued an amendment to the RFP requiring that each bidder submit by April 30, 2009 a comprehensive plan to the FDA outlining the bidder’s regulatory strategy for the rPA anthrax vaccine to be developed under a contract should one be awarded under the solicitation.  Pursuant to an amendment dated April 22, 2009, DHHS further extended the submission deadline to June 15, 2009.  On July 9, 2009, the Company announced that the FDA completed its review of the Company’s proposed development plan for SparVax™, and the Company has shared the FDA’s feedback with BARDA as required by these two amendments.  Timing for an award under this solicitation remains uncertain.  There can be no assurance that DHHS will not again extend the timeline for issuing an award, add other requirements, or that the Company will be awarded a contract under that solicitation.

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

We have incurred significant losses since we commenced operations.  For the three and six months ended June 30, 2009, we incurred operating losses of approximately $6.8 million and $12.4 million respectively and had an accumulated deficit of approximately $136.7 million at June 30, 2009.  Our losses to date have resulted principally from research and development costs related to the development of our product candidates, general and administrative costs related to operations, and costs related to the Avecia Acquisition.

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

Many of these factors will depend on circumstances beyond our control.  We cannot guarantee that we will achieve sufficient revenues for profitability.  Even if we do achieve profitability, we cannot guarantee that we can sustain or increase profitability on a quarterly or annual basis in the future.  If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, then our business, results of operations, financial condition and cash flows will be materially and adversely affected.  Because our strategy might include acquisitions of other businesses, acquisition expenses and any cash used to make these acquisitions will reduce our available cash.  While we believe that funds received from the recent convertible debt financing we completed in July 2009 along with existing cash resources will be sufficient to enable us to fund our existing research and development programs, pay our debt service costs and support our currently anticipated general and administrative activities through the end of 2010, there can be no assurance that unexpected financial obligations or other activities that increase our use of cash will not result in our depleting our cash resources quicker than presently anticipated.  Furthermore, if we receive the award from DHHS for advanced development and procurement of SparVax™, we would be obligated to make $10 million in milestone payments to Avecia within 90 days of the receipt of such award.

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

For example, we have an agreement with Medarex to develop Valortim®, a fully human monoclonal antibody product designed to protect against and treat inhalation anthrax.  Under the agreement with Medarex, we will be entitled to a variable percentage of profits derived from sales of Valortim®, if any, depending, in part, on the amount of our investment.  In addition, we have entered into licensing and research and development agreements with a number of other parties and collaborators.  There can be no assurances that the research and development conducted pursuant to these agreements will result in revenue generating product candidates.  If our suppliers, vendors, licensors, or other collaboration partners experience financial difficulties as a result of the current credit crisis and weakening of the global economy, or if they are acquired as part of the current wave of consolidations in the pharmaceutical industry (such as, for example, with the pending acquisition of Medarex by Bristol Myers Squibb), their priorities or our working relationship with them might change.  As a result, they might shift resources away from the research, development and/or manufacturing efforts intended to benefit our products, which could lead to significant delays in our development programs and potential future sales.    Finally, our current licensing, research and development, and supply agreements may expire and may not be renewable or could be terminated if we do not meet our obligations.

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

For the foreseeable future, we believe our main customer will be national governments, primarily the U.S. government.  Substantially all of our revenues to date have been derived from grants and U.S. government contracts.  There can be no assurances that existing government contracts will be renewed or that we can enter into new contracts or receive new grants.  The process of obtaining government contracts is lengthy and uncertain and we will have to compete with other companies for each contract.  For example, while RFP-BARDA-08-15 for an rPA vaccine for the SNS initially indicated that the government would make an award by September 26, 2008 (later extended to December 31, 2008), as of the date this quarterly report on Form 10-Q is filed, the government has still not issued an award under that solicitation.  There can be no assurances that we will be awarded any contracts to supply the U.S. or other governments with our products as such awards may be made, in whole or in part, to our competitors.  If the U.S. government makes significant future contract awards for the supply to the U.S. emergency stockpile of a competing product, our business will be harmed and it is unlikely that we will ultimately be able to supply that particular treatment or product to foreign governments or other third parties.  Further, changes in government budgets and agendas, or advances by our competitors, may result in a decreased and de-prioritized emphasis on procuring the biodefense products we are developing.  For example,the U.S. government has selected a plague vaccine product candidate from a competitor for advanced development funding, and we do not anticipate that the U.S. government will provide additional funding in the future for or procure RypVax™. Furthermore, given the limited future prospects for RypVax™ at this time, we are in discussions with the U.S. government regarding potential early termination of  our current contract.  Under the terms of our 2006 contract with the U.S. Department of Defense regarding Protexia®, the Department of Defense may elect not to continue development assistance of this nerve agent countermeasure after initial funding of $41 million has been received (which decision we anticipate may occur by the end of the fourth quarter of 2009 or early 2010), or, if the Department of Defense does so elect to continue funding and we meet all development milestones, it may nevertheless choose not to procure any doses of Protexia®.

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

The U.S. government will be able to terminate any of its contracts with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms.  Termination-for-convenience provisions generally enable us to recover only our costs incurred or committed, settlement expenses, and profit on the work completed prior to termination.  Termination-for-default provisions do not permit these recoveries and would make us liable for excess costs incurred by the U.S. government in procuring undelivered items from another source.

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

The laws and regulations governing the procurement of goods and services by the U.S. government provide procedures by which other bidders and other interested parties may challenge the award of a government contract.  If we are awarded a government contract, such challenges or protests could be filed even if there are not any valid legal grounds on which to base the protest.  If any such protests are filed, the government agency may decide to suspend our performance under the contract while such protests are being considered by the GAO or the applicable federal court, thus potentially delaying delivery of goods and services and payment.  In addition, we could be forced to expend considerable funds to defend any potential award.  If a protest is successful, the government may be ordered to terminate our contract and reselect bids.  The government could even be directed to award a potential contract to one of the other bidders.  An example is the protest filed by a third-party bidder with the GAO challenging the decision of the DHHS to eliminate that bidder from further consideration under the solicitation for an rPA vaccine for the Strategic National Stockpile (RFP-BARDA-08-15), a result of which was a delay to the contract award date under this solicitation.

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

We were notified by the contract manufacturer who supplies the pegylation reagent for our Protexia® product candidate that it intends to cease its contract manufacturing operations to focus exclusively on developing its own proprietary product candidates.  We are now in the process of searching for an alternative supplier.  As part of this process, we will need to negotiate and execute a license to certain intellectual property from our current supplier related to the pegylation process and to engage in a technology transfer process to a new supplier.  If we are not successful in these endeavors, our Protexia® development program will be adversely affected.

Finally, third-party manufacturers, suppliers and distributors, like most companies, have been adversely affected by the current credit crisis and weakening of the global economy and as such may be more susceptible to being acquired as part of the current wave of consolidations in the pharmaceutical industry.  It has, for example, become increasingly challenging for companies to secure debt capital to fund their operations as financial institutions have significantly curtailed their lending activities.  If our third-party suppliers continue to experience financial difficulties as a result of weakening demand for their products or for other reasons and are unable to obtain the capital necessary to continue their present level of operations or are acquired by others, they may have to reduce their activities and/or their priorities or our working relationship with them might change.  A material deterioration in their ability or willingness to meet their obligations to us could cause a delay in our development programs and potential future sales and jeopardize our ability to meet our obligations under our contracts with the government or other third parties.

We face, and likely will continue to face, competition from companies with greater financial, personnel and research and development resources.  Our commercial opportunities will be reduced or eliminated if our competitors are more successful in the development and marketing of their products.

The biopharmaceutical industry is characterized by rapid and significant technological change.  Our success will depend on our ability to develop and apply our technologies in the design and development of our product candidates and to establish and maintain a market for our product candidates.  There are many organizations, both public and private, including major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions engaged in developing pharmaceutical and biotechnology products.  Many of these organizations have substantially greater financial, technical, intellectual property, research and development, and human resources than we have.  Competitors may develop products or other technologies that are more effective than any that we are developing or may obtain FDA approval for products more rapidly.  As noted above in “- Most of our immediately foreseeable future revenues are contingent upon grants and contracts from the U.S. government and we may not achieve sufficient revenues from these agreements to attain profitability,” the U.S. government has selected a plague vaccine product candidate from a competitor for advanced development funding.   We are in discussions with the U.S. government regarding potential early termination of our contract for RypVax™, which is currently scheduled to end during the first half of 2011.

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

In particular, as noted above in “Even if we succeed in commercializing our product candidates, they may not become profitable and manufacturing problems or side effects discovered at later stages can further increase costs of commercialization,” we are transferring the manufacturing process for the bulk rPA drug substance from Avecia in the United Kingdom to a U.S.-based contract manufacturer.  In connection with that transfer, we also anticipate moving our U.K.-based operations to the United States by June 30, 2010.  There can be no assurance that we will be able to recruit and hire the necessary staff in the U.S. to complete the transfer of activities in a timely and cost effective manner.

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

In addition, as of June 30, 2009, we had outstanding options to purchase approximately 4.4 million shares of common stock.  Additional shares are reserved for issuance under our 2007 Long-Term Incentive Compensation Plan.  Our stock options are generally exercisable for ten years, with a significant portion exercisable either immediately or beginning one year after the date of the grant.  Furthermore, the senior unsecured convertible notes in the aggregate principal amount of $19.3 million issued in July 2009 are convertible at $2.54 per share into approximately 7.6 million shares of our common stock, and the accompanying warrants are exercisable for up to 2.6 million shares of common stock at $2.50 per share.  Finally, as of August 12, 2009, the Company had issued and outstanding additional warrants to purchase up to an additional 3.6 million shares of common stock.  The issuance or even the expected issuance of a large number of shares of our common stock upon conversion or exercise of the securities described above could depress the market price of our stock and the issuance of such shares will dilute the stock ownership of our existing shareholders.

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

We have not paid any dividends on our common stock in 2007, 2008, and the first half of 2009 and do not intend to declare any dividends in the foreseeable future.  While subject to periodic review, our current policy is to retain all earnings, if any, primarily to finance our future growth.  We make no assurances that we will ever pay dividends, cash or otherwise.  Whether we pay any dividends in the future will depend on our financial condition, results of operations, and other factors that we will consider.

Item 6.  Exhibits.

No.	Description
4.9	Form of 10% Unsecured Senior Convertible Note*
4.10	Form of Warrant to Purchase Common Stock*
10.45	Form of Indemnification Agreement**
10.50

Form of Note and Warrant Purchase Agreement, dated as of July 24, 2009, by and among PharmAthene, Inc. and the investors signatories thereto, as amended by Amendment No. 1 to Note and Warrant Purchase Agreement, dated as of July 26, 2009 and Amendment No. 2 to Note and Warrant Purchase Agreement, dated as of July 28, 2009*

10.51	Form of Registration Rights Agreement, dated as of July 26, 2009 by and among PharmAthene, Inc. and the investors signatories thereto*
10.52	Variation and Settlement Agreement, dated as of June 17, 2009, by and among PharmAthene, Inc., PharmAthene UK Limited and Avecia Biologics Limited and affiliates***
31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*   Incorporated by reference to the corresponding exhibit to PharmAthene, Inc.’s Amendment No. 1 to Current Report on Form 8-K filed on August 3, 2009

**  Incorporated by reference to the corresponding exhibit to PharmAthene’s Current Report on Form 8-K filed on January 27, 2009

*** Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMATHENE, INC.

Dated: August 13, 2009	By:	/s/ David P. Wright
David P. Wright
Chief Executive Officer

Dated: August 13, 2009	By:	/s/ Christopher C. Camut
Christopher C. Camut
Chief Financial Officer