Form 10-Q
period 2009-09-30
PHARMATHENE, INC
filed 2009-11-13
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:    The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of November 11, 2009 was 28,435,598.

PHARMATHENE, INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$4,188,272	$19,752,404
Restricted cash	—	12,000,000
Short-term investments	7,382,329	3,190,912
Accounts receivable	5,055,107	8,890,077
Other receivables (including unbilled receivables)	13,668,072	1,391,512
Prepaid expenses and other current assets	1,765,758	917,125
Total current assets	32,059,538	46,142,030

Long-term restricted cash	—	1,250,000
Property and equipment, net	6,207,971	5,313,219
Patents, net	930,350	925,489
Other long-term assets and deferred costs	423,530	257,623
Goodwill	2,348,453	2,502,909
Total assets	$41,969,842	$56,391,270

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,030,171	$3,870,871
Accrued expenses and other current liabilities	15,252,530	14,624,757
Convertible notes	—	13,377,505
Current portion of derivative instruments	47,431	—
Current portion of long-term debt	—	4,000,000
	16,330,132	35,873,133

Other long-term liabilities	446,390	626,581
Derivative instruments	2,126,868	—
Convertible notes and other long-term debt	16,579,864	928,117
Total liabilities	35,483,254	37,427,831

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 28,091,635 and 25,890,143 shares issued and outstanding, respectively	2,809	2,589
Additional paid-in-capital	156,242,571	142,392,163
Accumulated other comprehensive income	879,759	386,351
Accumulated deficit	(150,638,551)	(123,817,664)
Total stockholders’ equity	6,486,588	18,963,439
Total liabilities and stockholders’ equity	$41,969,842	$56,391,270

See the accompanying notes to the condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Contract revenue	$6,830,399	$10,643,705	$20,423,513	$27,377,207
Other revenue	—	32,461	—	53,612
	6,830,399	10,676,166	20,423,513	27,430,819
Operating expenses:
Research and development	7,609,794	9,414,093	22,769,749	26,475,436
General and administrative	6,224,868	4,803,190	15,787,115	14,655,971
Acquired in-process research and development	—	225,000	—	16,131,002
Depreciation and amortization	247,747	205,409	639,924	641,425
Other expenses	274,005	—	1,158,566	—
Total operating expenses	14,356,414	14,647,692	40,355,354	57,903,834

Loss from operations	(7,526,015)	(3,971,526)	(19,931,841)	(30,473,015)
Other income (expenses)
Interest income	61,743	250,014	258,841	1,083,949
Interest expense	(748,892)	(628,470)	(1,949,402)	(1,947,245)
Loss on early extinguishment of debt	(4,690,049)	—	(4,690,049)	—
Change in fair value of derivative instruments	(1,059,509)	7,604	(295,218)	123,148
Total other income (expenses)	(6,436,707)	(370,852)	(6,675,828)	(740,148)

Net loss	(13,962,722)	(4,342,378)	(26,607,669)	(31,213,163)
Basic and diluted net loss per share	$(0.50)	$(0.20)	$(0.97)	$(1.41)
Weighted average shares used in calculation of basic and diluted net loss per share	28,077,348	22,095,545	27,388,761	22,089,949

See the accompanying notes to the condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

	Nine months ended September 30,
	2009	2008
Operating activities
Net loss	$(26,607,669)	$(31,213,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	16,131,002
Loss on early extinguishment of debt	4,690,049	—
Change in fair value of derivative instruments	295,218	(123,148)
Depreciation and amortization	639,924	641,425
Measurement period changes in purchase accounting estimates	154,456	—
Share-based compensation	2,725,246	1,976,497
Non-cash interest expense on debt	605,265	1,292,598
Changes in operating assets and liabilities:
Accounts receivable	3,834,970	(1,521,184)
Prepaid expenses and other assets	(12,913,132)	(124,912)
Accounts payable	(2,840,700)	(1,446,808)
Accrued expenses and other liabilities	7,453,987	5,012,542
Net cash used in operating activities	(21,962,386)	(9,375,151)
Investing activities
Purchases of property and equipment	(1,539,537)	(455,242)
Purchase of letter of credit	—	(14,500,000)
Purchases of available-for-sale investments	(8,800,640)	(11,577,455)
Sales of available-for-sale investments	4,600,000	20,624,293
Payments for purchase business combination	(7,000,000)	(11,556,117)
Net cash used in investing activities	(12,740,177)	(17,464,521)
Financing activities
Issuance of convertible notes	10,528,196	—
Payments of long-term debt	(9,538,016)	(3,000,000)
Decrease in restricted cash requirements	13,250,000	—
Other financing costs	(551,090)	(206,154)
Proceeds from issuance of common stock	4,946,710	—
Net cash provided by (used in) financing activities	18,635,800	(3,206,154)

Effects of exchange rates	502,631	(395,898)
Decrease in cash and cash equivalents	(15,564,132)	(30,441,724)
Cash and cash equivalents, at beginning of period	19,752,404	40,582,643
Cash and cash equivalents, at end of period	$4,188,272	$10,140,919

Supplemental disclosure of non-cash financing activities:
Exchange of 8% convertible debt for 10% convertible debt and warrants	$8,767,606	$—

See the accompanying notes to the condensed consolidated financial statements.

PHARMATHENE, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(unaudited)

Note 1 — Organization and Business

Historically our operations were conducted by our wholly-owned subsidiary PharmAthene US Corporation.  In March 2008, PharmAthene Inc., through its wholly-owned subsidiary PharmAthene UK Limited, acquired substantially all the assets and liabilities related to the biodefense vaccines business (the “Avecia Acquisition”) of Avecia Biologics Limited (along with its affiliates, “Avecia”).  In February 2009, PharmAthene US Corporation was merged with and into PharmAthene, Inc., with PharmAthene, Inc. being the surviving corporation.

We are a biopharmaceutical company focused on developing biodefense countermeasure applications.  We are subject to those risks associated with any biopharmaceutical company that has substantial expenditures for research and development.  There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable.  In addition, we operate in an environment of rapid technological change and are largely dependent on the services and expertise of our employees, consultants and other third parties.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of PharmAthene, Inc. and its wholly-owned subsidiaries, PharmAthene U.S. Corporation, PharmAthene Canada, Inc., and PharmAthene UK Limited, collectively referred to herein as “PharmAthene”, “we”, “us”, “our” or the “Company”.  All significant intercompany transactions and balances have been eliminated in consolidation.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The condensed consolidated balance sheet at December 31, 2008 has been derived from audited consolidated financial statements at that date.  These condensed statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

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

Comprehensive Loss

Comprehensive loss includes the total of our net loss and all other changes in equity other than transactions with owners, including (i) changes in equity for cumulative translation adjustments resulting from the consolidation of foreign subsidiaries as the financial statements of the subsidiaries located outside of the United States are accounted for using the local currency as the functional currency, and (ii) unrealized gains and losses on short term available-for-sale investments.  Comprehensive loss for the three month periods ended September 30, 2009 and 2008 was approximately $12.7 million and $4.5 million, respectively.  Comprehensive loss for the nine month periods ended September 30, 2009 and 2008 was approximately $26.1 million and $31.6 million, respectively.

Basic and Diluted Net Loss Per Share

Basic loss per share is computed by dividing consolidated net loss by the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. For the periods presented in the accompanying condensed consolidated statements of operations, diluted loss per share is calculated similarly because the impact of all potentially dilutive securities is anti-dilutive due to our net loss each period.  At September 30, 2009 and 2008 we had total potential dilutive securities outstanding of approximately 19.3 million shares and 16.2 million shares, respectively (related to outstanding stock options, outstanding stock purchase warrants, shares underlying our convertible notes, and unvested restricted stock) that we excluded from the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

Fair Value of Financial Instruments

Our financial instruments primarily include cash and cash equivalents, accounts receivable, short-term investments and other current assets, accounts payable, accrued and other liabilities, convertible notes and long-term debt.  Due to the short-term nature of the cash and cash equivalents, accounts receivable, short-term investments and other current assets, accounts payable and accrued and other liabilities (including derivative instruments), the carrying amounts of these assets and liabilities approximate their fair value.  The carrying values of our convertible notes and other long term debt approximate their fair values, based on our current incremental borrowing rates.

Short-term investments consist of investment grade government agency and corporate debt securities due within one year.  All investments are classified as available-for-sale and are recorded at market value.  Unrealized gains and losses are reflected in other comprehensive loss.  The estimated fair value of the available-for-sale securities is determined based on quoted market prices or rates.  Management reviews our investment portfolio on a regular basis and seeks guidance from our professional portfolio manager related to U.S. and global market conditions.  We assess the risk of impairment related to securities held in our investment portfolio on a regular basis and identified no permanent or “other-than-temporary” impairment during the quarter and nine months ended September 30, 2009.   Refer to Note 3.

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

Intangible Assets

Patents are carried at cost less accumulated amortization which is calculated on a straight line basis over the estimated useful lives of the patents, currently estimated to be 11 years.  Goodwill represents the excess of purchase price over the fair value of net identifiable assets associated with the Avecia Acquisition.  We review the carrying value of our intangible assets for impairment annually during the fourth quarter or more frequently if impairment indicators exist.  Evaluating for impairment requires management judgment, including the estimation of future cash flows, future growth rates and profitability and the expected life over which cash flows will occur.  Changes in the Company’s business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an impairment charge equal to the excess of the carrying value of the intangible asset over its estimated fair value.  For the three and nine month periods ended September 30, 2009, we determined that there was no impairment of our intangible assets.

Revenue Recognition

Our contracts may include multiple elements, including one or more of up-front license fees, research payments, and milestone payments.  In these situations, we allocate the total contract price to the multiple elements based on their relative fair values and recognize revenue for each element according to its characteristics.  We generate our revenue from two different types of contractual arrangements:  cost-plus-fee contracts and cost reimbursable grants.  Revenues on cost-plus-fee contracts are recognized to the extent of costs incurred plus an estimate of the applicable fees earned.  We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.  We analyze each cost reimbursable grant to determine whether we should report such reimbursements as revenue or as an offset to our expenses incurred.  For the three months ended September 30, 2009 and 2008, the Company recorded approximately $0.2 million and $0.9 million, respectively, of costs reimbursed by the government as an offset to research and development expenses.  For the nine months ended September 30, 2009 and 2008, the Company recorded approximately $1.4 million and $1.7 million, respectively, of costs reimbursed by the government as an offset to research and development expenses.

As revenue is recognized in accordance with the terms of our contracts, related amounts are recorded as unbilled receivables, the primary component of “Other receivables (including unbilled receivables)”.  As specific contract invoices are generated and sent to our government customer, invoiced amounts are transferred out of unbilled receivables and into accounts receivable.

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

Share-Based Compensation

We expense the estimated fair value of share-based awards granted to our employees under our stock-based compensation plans.  Share-based compensation cost is determined at the grant date using an option pricing model.  The value of the award that is ultimately expected to vest is recognized as expense on a straight line basis over the employee’s requisite service period.  We have estimated the fair value of each award using the Black-Scholes option pricing model.  The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price; we have not made any significant changes to these factors during 2009.

Employee share-based compensation expense recognized for the three and nine months ended September 30, 2009 and 2008  was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of approximately 17% for both stock options and restricted shares, based on our historical forfeitures.  Share-based compensation expense for the three and nine months ended September 30, 2009 and 2008, respectively, was:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Research and development	$179,559	$124,038	$646,028	$317,967
General and administrative	806,112	784,030	2,079,218	1,658,530
Total share-based compensation expense	$985,671	$908,068	$2,725,246	$1,976,497

During the nine months ended September 30, 2009, we granted 1,507,350 options to employees and non-employee directors, and made restricted stock grants of 258,633.  At September 30, 2009, we have total unrecognized stock based compensation expense related to unvested awards of approximately $6.7 million that we expect will be recognized over the next three years.

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We record valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances.  As of September 30, 2009, we had recognized a valuation allowance to the full extent of our net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.  We believe that any uncertain tax position taken in the past would not result in an adjustment to our effective income tax rate because adjustments to deferred tax assets and liabilities would be offset by adjustments to recorded valuation allowances.  We file a U.S. federal income tax return as well as returns for various state and foreign jurisdictions.  The Company’s income taxes have not been examined by any tax jurisdiction since our inception.

Recent Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value (“ASU 2009-05”).  ASU 2009-05 clarifies that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one of several acceptable valuation techniques.  ASU 2009-05 also clarifies (i) that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating the existence of a restriction that prevents the transfer of the liability, and (ii) that both a “quoted price in an active market for the identical liability at the measurement date” and the “quoted price for the identical liability when traded as an asset in a active market when no adjustments to the quoted price of the asset are required” are Level 1 fair value measurements.  ASU 2009-05 is effective in the fourth quarter of 2009.  The Company has not yet determined the impact of the adoption of ASU 2009-05 on its financial statements.

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”).    ASU 2009-13 amends existing accounting guidance for separating consideration in multiple-deliverable arrangements.  ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific evidence is not available, or estimated selling price if neither vendor-specific evidence nor third-party evidence is available.  ASU 2009-13 eliminates residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the “relative selling price method.”

The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price.  ASU 2009-13 requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted.  The Company has not yet determined the impact of the adoption of ASU 2009-13 on its financial statements.

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

We have segregated our financial assets and liabilities that are measured at fair value into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.  We have no non-financial assets and liabilities that are measured at fair value.

	as of September 30, 2009
	Level 1	Level 2	Level 3	Balance
Assets
Available-for-sale securities	$7,328,329	$—	$—	$7,382,329

Liabilities
Stock purchase warrants	$—	$—	$2,174,299	$2,174,299

The following table sets forth a summary of changes in the fair value of our Level 3 liabilities for the nine months ended September 30, 2009:

		Cumulative Effect			Balance
	Balance at	of Adoption of	New	Unrealized	as of
Description	Dec. 31, 2008	New Accounting Guidance	Liabilities In 2009	(Gains) Losses	September 30, 2009
Embedded conversion option	$6,405	$—	$—	$(6,405)	$—
Stock purchase warrants	$—	$636,609	$1,236,067	$301,623	$2,174,299

The unrealized losses on the derivative instruments are classified in other expenses as the change in derivative instruments in our condensed consolidated statement of operations. The fair value of our stock purchase warrants and conversion option is determined based on the Black-Scholes option pricing model.

Note 4 - Short-Term Investments — Available-for-Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of available-for-sale short-term investments by security classification as of September 30, 2009 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2009	Cost	Gains	Losses	Values
Corporate debt securities	$4,769,207	$8,591	$(1,685)	$4,776,113
Government debt securities	$2,605,661	$561	$(6)	$2,606,216
Total securities	$7,374,868	$9,152	$(1,691)	$7,382,329

During the nine months ended September 30, 2009, we had no realized gains or losses on sales of available-for-sale securities.  Gains and losses on available-for-sale securities are based on the specific identification method.

Note 5 — Debt

Convertible Notes

Our 8% senior unsecured convertible notes accrued interest at an interest rate of 8% per annum and were to mature on August 3, 2009 (the “Old Notes”).  The principal amount of the Old Notes and any accrued interest were convertible into shares of PharmAthene common stock at the option of the holder at any time based upon a conversion rate of $10.00 per share.  In July 2009, we cancelled a portion of the Old Notes, and issued new convertible notes and stock purchase warrants to holders of the cancelled notes as well as to certain new note investors in a private placement (the “July 2009 Private Placement”).  Specifically, in connection with the July 2009 Private Placement, we:

•                  exchanged a portion of our Old Notes in the aggregate principal amount plus accrued interest totaling $8.8 million for new two-year 10% unsecured senior convertible notes, convertible into common shares at a conversion price of approximately $2.54 per share (the “New Convertible Notes”) and cancelled the corresponding Old Notes;

•                  issued additional New Convertible Notes in the aggregate principal amount of $10.5 million to new note investors;

•                  issued to the recipients of the New Convertible Notes stock purchase warrants to purchase up to 2,572,775 shares of common stock at $2.50 per share, which warrants are exercisable from January 28, 2010 through January 28, 2015; and

•                  used the proceeds from the sale of the New Convertible Notes to repay $5.5 million of our Old Notes that were not exchanged for the New Convertible Notes and warrants and repaid all outstanding amounts and fees under our existing credit facility.

The New Convertible Notes issued in exchange for the Old Notes were accounted for as an early extinguishment of debt, resulting in a loss on extinguishment of the Old Notes of approximately $4.7 million.  This portion of the New Convertible Notes and the related stock purchase warrants were recorded at their fair values, resulting in an increase to additional paid-in capital for the premium associated with the New Convertible Notes and the value attributed to the warrants.

The New Convertible Notes and related stock purchase warrants issued to new note investors were initially recorded at their relative fair values. As a result of this relative fair value allocation, the total value allocated to the New Convertible Notes issued to new note investors was $7.3 million. In combination with the $8.8 million of New Convertible Notes issued to the Old Note holders, the total initial value ascribed to the New Convertible Notes was approximately $16.1 million. The initial value of $16.1 million will be accreted up to the total aggregate principal amount of $19.3 million over the life of the notes by the recognition of additional interest expense. The total value of the New Convertible Notes, including accretion from additional interest expense, as of September 30, 2009, was approximately $16.6 million.

Financing costs incurred in connection with the July 2009 Private Placement were allocated to the various components of consideration based on their relative fair values.

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

Note 6 — Avecia Acquisition

Avecia Settlement Agreement

In June 2009, PharmAthene and Avecia entered into a settlement agreement (i) to resolve certain issues related to the wind down and cancellation of work related to our rPA vaccine program being conducted at Avecia pursuant to a master services agreement (“MSA”) between our two organizations, and (ii) to accelerate the payment of certain deferred consideration related to the Avecia Acquisition.  Under the settlement agreement:

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

In June 2009, the Company expensed as allowable costs under its government contract the $1.8 million payment for past contract performance and recognized related contract revenues.  The Company also expensed the $3.0 million cancellation fee in June 2009.

Contemplated Exit Activities

In the second quarter 2009, our existing research and development contract for SparVax™ was transferred from NIAID to BARDA.  In the third quarter 2009 BARDA and PharmAthene modified the existing statement of work to include, among other things, the completion of on-going stability studies and development of potency assays along with certain manufacturing scale-up and technology transfer activities to a U.S.-based manufacturer for the bulk drug substance for SparVax™. We then entered into a corresponding subcontract with our U.S.-based manufacturer.

As a result of the transfer of the contract and modification of the statement of work, we have been transitioning development and manufacturing activities as well as other general and administrative functions from the UK to the U.S.  In connection with this transition, we anticipate relocating our UK operations, including terminating our UK workforce, by June 30, 2010.  In the third quarter of 2009 we incurred expenses associated with these exit activities of approximately $1.6 million.

License Agreements

In connection with the Avecia Acquisition, we acquired license agreements with The Defence Science and Technology Laboratory of the United Kingdom Ministry of Defence (“DSTL”) for the rights to certain technologies.  These agreements allow for the licensing of specified patents and technology necessary to perform development of the rPA and rYP programs as required under our contracts with NIAID and BARDA.  Upon commercialization, the license agreements require us to make royalty payments equal to a specified percentage of future sales of products for both government procurement and commercial markets.  No payments on these licenses have been incurred. In February 2009, both of these licenses were amended and restated to broaden the scope of exclusivity and address other general business issues.

Note 7 — Common Stock

Common Stock

In March 2009, the Company completed a public sale of 2,116,055 newly issued shares of its common stock at $2.60 per share and warrants to purchase 705,354 shares of its common stock at an exercise price of $3.00 per share, generating gross proceeds of $5.5 million.  The warrants became exercisable on September 27, 2009 and will expire on September 27, 2014.

Share-Based Awards

Prior to 2007, we granted share-based awards pursuant to our 2002 Long-Term Incentive Plan (the “2002 Plan”).  In connection with the merger between the subsidiary of Healthcare Acquisition Corp. (“HAQ”) and PharmAthene, Inc. on August 3, 2007 (the “Merger”), we assumed all outstanding awards that had been initially granted under the 2002 Plan.  No further grants are being made under the 2002 Plan.  On August 3, 2007, our stockholders approved the 2007 Long Term Incentive Plan (the “2007 Plan”) which provides for the granting of incentive and non-qualified stock options, stock appreciation rights, performance units, restricted common awards and performance bonuses (collectively “awards”)  to our officers and employees.  Additionally, the 2007 Plan authorizes the granting of non-qualified stock options and restricted stock awards to our directors and to independent consultants.

At that time, we reserved 3,500,000 shares of common stock in connection with awards to be granted under the 2007 Plan, including those awards that had originally been made under the 2002 Plan.  In 2008, our shareholders approved amendments to the 2007 Plan, increasing from 3,500,000 shares to 4,600,000 shares the maximum number of shares authorized for issuance under the plan and adding an evergreen provision pursuant to which the number of shares authorized for issuance under the plan will increase automatically in each year, beginning in 2009 and continuing through 2015, according to certain limits set forth in the 2007 Plan.  The Board of Directors in conjunction with management determines who receives awards, the vesting conditions, which are generally four years, and the exercise price.  Options may have a maximum term of ten years.

Unit Purchase Option

In connection with the initial public offering of HAQ in 2005, the underwriters paid $100 for an option to purchase up to a total of 225,000 units.  The units issuable upon exercise of this option are identical to those offered in the initial public offering (i.e. each unit consists of one share of common stock and one warrant) except that the associated warrants have a higher exercise price (see below).  The unit purchase option became exercisable at $10.00 per unit on August 3, 2007, and expires on July 27, 2010 (except that the warrant included in such option expired unexercised on July 27, 2009).  The exercise price and number of units issuable upon the exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation.  We are not obligated to pay cash or other consideration to the holders of the unit purchase option or “net-cash settle” the obligation of HAQ under the unit purchase option.

Stock Purchase Warrants

In connection with HAQ’s initial public offering in 2005, HAQ sold warrants to acquire approximately 9.4 million shares of common stock at an exercise price of $6.00 per share; the warrants expired unexercised on July 27, 2009.  HAQ also issued to the representative of the underwriters an option to purchase up to a total of 225,000 units (as discussed above).  Underlying the units are 225,000 shares of common stock and warrants to acquire 225,000 shares of common stock at an exercise price of $7.50 per share.  All warrants expired unexercised on July 27, 2009.

Pursuant to the terms of our credit facility (all outstanding amounts under which were repaid in full in July 2009), we issued to the Lenders 100,778 common stock warrants with an exercise price of $3.97 per share.  The warrants expire in 2017, and are classified in equity.

In connection with a stock purchase by Kelisia Holdings Ltd. in 2008, we issued a warrant to purchase up to 2,745,098 additional shares of our common stock at an exercise price of $5.10 per share.  This warrant expired unexercised on October 10, 2009.

Prior to our adoption on January 1, 2009 of new accounting guidance related to the determination of derivative liabilities, we classified our stock purchase warrants as equity in our consolidated balance sheets.  As a result of our adoption of the new accounting guidance, we considered the warrant issued to Kelisia Holdings Ltd. to be a derivative liability and reclassified the warrant to reflect it as a liability in our consolidated balance sheets.  The impact of adopting this new guidance resulted in an increase in our retained deficit and a decrease to our additional paid in capital at January 1, 2009 of approximately $213,000 and $423,000, respectively, along with an increase in our reported liabilities of approximately $637,000.

In connection with the March 27, 2009 public offering of approximately 2.1 million shares, we issued warrants to purchase an aggregate of 705,354 shares of our common stock at an exercise price of $3.00 per share.  The warrants became exercisable on September 27, 2009 and will expire on September 27, 2014.  We consider these warrants to be a derivative liability and as such reflect the liability at fair value in our condensed consolidated balance sheets.  The fair value of this derivative liability will be re-measured at the end of every reporting period and the change in fair value will be reported in the consolidated statement of operations as other income (expense).

In connection with the July 2009 Private Placement, we issued warrants to purchase an aggregate of 2,572,775 shares of our common stock at an exercise price of $2.50 per share.  The warrants will be exercisable beginning January 28, 2010 and will expire on January 28, 2015, and classified in equity.

Note 8 — Commitments and Contingencies

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

The Company is seeking alternatively a judgment requiring SIGA to enter into an exclusive license agreement with the Company for SIGA-246 in accordance with the terms of the term sheet attached to the merger agreement or monetary damages.  In January 2008, the Delaware Chancery Court issued a ruling denying a motion by SIGA to dismiss the complaint.  SIGA has filed a counterclaim against the Company alleging that the Company breached its duty to engage in good-faith negotiations by, among other things, presenting SIGA with a bad-faith initial proposal for a license agreement that did not contain all necessary terms, demanding SIGA prepare a complete draft of a partnership agreement and then unreasonably rejecting that agreement, and unreasonably refusing to consider economic terms that differed from those set forth in the license agreement term sheet attached to the Merger Agreement.  SIGA is seeking recovery of its reliance damages from this alleged breach.

Fact discovery in the case is now complete, and the parties are engaged in expert witness discovery, which the Company believes will be complete in February 2010.  Following that, if neither party files motions for summary judgment, the Company believes the case could proceed to trial in March or April 2010, subject to the court’s docket and schedule.  If one or both of the parties files motions for summary judgment, the Company believes a trial in the case is unlikely to occur before the end of the third quarter 2010, depending on the timing and outcome of the court’s ruling on the motions for summary judgment and the court’s docket and schedule at that time.

The Company entered into a Registration Rights Agreement with the investors who participated in the July 2009 Private Placement.  The Company subsequently filed a registration statement on Form S-3 with the Securities and Exchange Commission to register shares underlying the New Convertible Notes and related warrants.  This registration statement has not yet been declared effective.  The Registration Rights Agreement requires the Company to cause the registration statement to be declared effective by November 25, 2009 and thereafter to continuously keep such registration statement effective.

Under the terms of the New Convertible Notes, if the registration statement is not declared effective by November 25, 2009 (“Effectiveness Failure”), or after the effective date of the registration statement, after the 2nd consecutive business day (other than during an allowable blackout period) on which sales of all of the securities required to be included on the registration statement cannot be made pursuant to the registration statement (a “Maintenance Failure”), we will be required to pay to each selling stockholder a one-time payment of 1.0% of the aggregate principal amount of the New Convertible Notes relating to the affected shares on: (i) the day of an Effectiveness Failure and (ii) the initial day of a Maintenance Failure.

Following an Effectiveness Failure or Maintenance Failure, we will also be required to make to each selling stockholder monthly payments of 1.0% of the aggregate principal amount of the New Convertible Notes relating to the affected shares on each of the following dates:  (i) on every 30th day after the initial day of an Effectiveness Failure and (ii) on every 30th day after the initial day of a Maintenance Failure, in each case prorated for shorter periods and until the failure is cured.

Note 9 — Subsequent Events

Management performed an evaluation of Company activity through November 11, 2009, the date the unaudited condensed consolidated financial statements were issued.  The Company concluded that there are no other significant subsequent events requiring disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  This information may involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  These risks, uncertainties and other factors include, but are not limited to, risk associated with the reliability of the results of the studies relating to human safety and possible adverse effects resulting from the administration of the Company’s product candidates, unexpected funding delays and/or reductions or elimination of U.S. government funding for one or more of the Company’s development programs, including without limitation our bid related to SparVax™ under the DHHS Request for Proposals for an Anthrax Recombinant Protective Antigen (rPA) Vaccine for the Strategic National Stockpile, the award of government contracts to our competitors, unforeseen safety issues, challenges related to the development, technology transfer, scale-up, and/or process validation of manufacturing processes for our product candidates, unexpected determinations that these product candidates prove not to be effective and/or capable of being marketed as products, as well as risks detailed from time to time in PharmAthene’s Forms 10-K and 10-Q under the caption “Risk Factors” and in its other reports filed with the U.S. Securities and Exchange Commission (the “SEC”).  Forward-looking statements describe management’s current expectations regarding our future plans, strategies and objectives and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,”  “project,” “potential” or “plan” or the negative of these words or other variations on these words or comparable terminology.  Such statements include, but are not limited to, statements about potential future government contract or grant awards, potential payments under government contracts or grants, potential regulatory approvals, future product advancements, anticipated financial or operational results and expected benefits from our acquisition of Avecia’s biodefense vaccines business.  Forward-

looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in the forward-looking statements will come to pass.

We have based the forward-looking statements included in this Quarterly Report on Form 10-Q on information available to us on the date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements, other than as required by law.  Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

The following discussion should be read in conjunction with the our condensed consolidated financial statements which present our results of operations for the three and nine months ended September 30, 2009 and 2008 as well as our financial positions at September 30, 2009 and December 31, 2008, contained elsewhere in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 31, 2009 and as amended on April 30, 2009, including the consolidated financial statements contained therein.

Overview

We are a biodefense company engaged in the development and commercialization of medical countermeasures against biological and chemical weapons.  We currently have five product candidates in various stages of development:

•                  SparVax™, a second generation recombinant protective antigen (“rPA”) anthrax vaccine,

•                  Valortim®, a fully human monoclonal antibody (an identical population of highly specific antibodies produced from a single clone) for the prevention and treatment of anthrax infection,

•                  Protexia®, which mimics a natural bioscavenger for the treatment or prevention of nerve agent poisoning by organophosphate compounds, including nerve gases and pesticides,

•                  a third generation rPA anthrax vaccine, and

•                  RypVax™, a recombinant dual antigen vaccine for pneumonic and bubonic plague (“rYP”).

In August 2009 we began a Phase I clinical trial of our Valortim® anthrax anti-toxin fully human monoclonal antibody in combination with the antibiotic ciprofloxacin. During the course of the study, there were two adverse reactions in the four subjects dosed, one of which was characterized by the clinical investigators as a serious adverse event.  While both adverse reactions resolved after cessation of the administration of Valortim® and appropriate medical treatment, and neither of the subjects appears to have experienced any further or lasting adverse consequences, we temporarily halted the trial per the requirements of the clinical trial protocol and informed the U.S Food and Drug Administration (“FDA”) and the National Institute of Allergy and Infectious Diseases (NIAID) of these developments.  The FDA has placed the Valortim®/ciprofloxacin study on partial clinical hold pending the outcome of an investigation.  This clinical hold does not pertain to other Valortim® related development efforts under the existing investigational new drug (IND) application, and adverse reactions like those seen in this trial have been observed before with the administration of other marketed monoclonal antibodies.

The Biomedical Advanced Research and Development Authority (“BARDA”) has also informed us that they will not make an award with respect to our submission for additional advanced development funding for Valortim® under BAA-BARDA-09-34 until satisfactory resolution of this issue and the clinical hold is lifted, at which point we expect they will promptly re-commence the negotiation process.  The antibiotic interaction study is not on the critical development path for FDA licensure for the product, and at this point the Company does not believe the delay to this trial will impact the overall Valortim® development timeline.  However, it is unclear at this time how long it will take us to complete our investigation, if and when we will be in a position to recommence negotiations with BARDA with respect to a potential award under the BAA, and how any delay in potential future funding of the program could affect the overall Valortim® development timeline.

Critical Accounting Policies

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  We base our estimates and assumptions on historical experience and various other factors that are believed to be reasonable under the circumstances.  Actual results could differ from our estimates and assumptions.  We believe the following are our critical accounting policies, i.e., they affect our more significant estimates and assumptions and require the use of difficult, subjective and complex judgment in their application.

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

Revenue Recognition

Our revenue-generating contracts may include multiple elements, including one or more of up-front license fees, research payments, and milestone payments.  In these situations, we allocate the total contract price to the multiple elements based on their relative fair values and recognize revenue for each element according to its characteristics.  We generate our revenue from two different types of contractual arrangements:  cost-plus-fee contracts and cost reimbursable grants.  Revenues on cost-plus-fee contracts are recognized to the extent of costs incurred plus an estimate of the applicable fees earned.  We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.  We analyze each cost reimbursable grant to determine whether we should report such reimbursements as revenue or as an offset to our expenses incurred.  As revenue is recognized in accordance with the terms of our contracts, related amounts are recorded as unbilled receivables, the primary component of “Other receivables (including unbilled receivables)”.  As specific contract invoices are generated and sent to our government customer, invoiced amounts are transferred out of unbilled receivables and into accounts receivable.

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

Intangible Assets

Because of the nature of pharmaceutical research, and particularly because of the difficulties associated with efficacy studies in humans related to the bioterrorist products with which we work and the government’s related funding provisions, factors that affect the estimate of the life of an asset are often more uncertain than with respect to other non-bioterrorist pharmaceutical research.  On an annual basis, we assess recoverability of intangible assets from future operations, using undiscounted future cash flows derived from the intangible assets.  Any impairment would be recognized in operating results to the extent the carrying value exceeds the fair value, which is determined based on the net present value of estimated future cash flows; in certain situations, where the carrying value is dependent upon the outcome of a single study and that study is unsuccessful, that impairment may be significant in amount and immediate in timing.

Results of Operations for the Three and Nine Months ended September 30, 2009 and 2008

Revenue

We recognized revenue of $6.8 million and $10.7 million during the three months ended September 30, 2009 and 2008, respectively.  We recognized revenue of $20.4 million and $27.4 million during the nine months ended September 30, 2009 and 2008, respectively.

Our revenue consisted primarily of contract funding from the U.S. government for the development of Protexia®, SparVax™ and Valortim®.  Our revenue in each of the three and nine months ended September 30, 2009 changed from the comparable periods of 2008 due to the following:

•                  Under the September 2006 contract with the U.S. Department of Defense (“DoD”) for the advanced development of Protexia®, we recognized $1.5 million and $4.9 million of revenue for the three months ended September 30, 2009 and 2008, respectively.  We recognized $6.8 million and $17.6 million of revenue for the nine months ended September 30, 2009 and 2008, respectively.  The significant decline in revenue in 2009 is primarily attributable to the shift of our Protexia® program from broad pre-clinical development efforts, including manufacturing, to a focus on clinical evaluation as well as the completion, during the third quarter of 2009, of all work and related funding under the initial phase of the contract with the DoD.  We believe that the DoD will make a decision regarding funding for the next phase of the development work for Protexia® during the first quarter of 2010.  Consequently, during the fourth quarter of 2009 and until a funding decision is made, we do not expect to recognize revenues under this contract during that period.

•                  Under our contract for the development of SparVax™, acquired as part of the Avecia Acquisition in April 2008, we recognized approximately $2.4 million and $3.8 million of revenue for the three months ended September 30, 2009 and 2008, respectively.  We recognized $7.3 million and $6.0 million of revenue for the nine months ended September 30, 2009 and 2008, respectively.  The nine month period in 2008 only includes revenue recognized from and after April 2, 2008, the closing date of the Avecia Acquisition.  The rate of revenues (and corresponding costs) recognized in the 2009 periods associated with work on this development contract declined as compared to the same periods in 2008 as we stopped our development work at Avecia, revised our development plan, and commenced our efforts to transfer technology from Avecia to a US-based bulk drug substance manufacturer.  For the nine month period, this decline was partially offset by revenue attributable to our June 2009 settlement agreement with Avecia, which included $1.8 million related to past performance and raw materials under our master services agreement with Avecia.

•                  Under the September 2007 contract for the advanced development of Valortim®, we recognized $2.0 million and $0.5 million of revenue for the three months ended September 30, 2009 and 2008, respectively.  We recognized $4.2 million and $1.0 million of revenue for the nine months ended September 30, 2009 and 2008, respectively.  The increase in revenue for both the three and nine month periods is primarily attributable to the reimbursement of higher costs related to pre-clinical studies as well other development work in the 2009 periods as we prepared for and commenced human clinical trials.  For reasons discussed previously, we expect that revenues for the rest of 2009 and into 2010 will not continue to increase at this rate.

•                  Under our contract for the advanced development of our plague vaccine, RypVax™, acquired as part of the Avecia Acquisition in April 2008, we recognized approximately $0.7 million and $1.6 million of revenue for the three months ended September 30, 2009 and 2008, respectively.

We recognized $1.5 million and $2.9 million of revenue for the nine months ended September 30, 2009 and 2008, respectively.  We and the U.S. government have agreed to a reduction to the scope of work under our current contract that will result in early wind down of all activities under that contract, likely no later than the end of the first half of 2010.  As such, we expect revenues and related costs under that contract will decline over the wind down period.

•                  Under our September 2008 contract award for the additional development work on our third generation rPA anthrax vaccine, we recognized approximately $0.2 million and $0.6 million of revenue for the three and nine months ended September 30, 2009, respectively, and none in the corresponding periods of 2008, as we began work under this contract in 2009.

Research and Development Expenses

Our research and development expenses were $7.6 million and $9.4 million for the three months ended September 30, 2009 and 2008, respectively, and were $22.8 million and $26.5 million for the nine months ended September 30, 2009 and 2008, respectively. These expenses resulted from research and development activities related to programs for Valortim® and Protexia®, as well as from activities related to the SparVax™, RypVax™ and third generation anthrax vaccine programs.  Our research and development expenses are primarily funded through U.S. government contracts and grant awards.  We incurred both direct expenses, which included salaries and other costs of personnel, raw materials and supplies, and an allocation of indirect expenses.  We also incurred third-party costs, such as contract research, consulting and clinical development costs for individual projects.  Research and development expenses for the three and nine months ended September 30, 2009 were net of cost reimbursements under certain of our government grants of $0.2 million and $1.4 million, respectively.  Research and development expenses for the three and nine months ended September 30, 2008 were net of cost reimbursements under certain of our government grants of $0.9 million and $1.7 million, respectively.

Research and development expenses for the three and nine months ended September 30, 2009 and 2008 were attributable to research programs as follows:

	Three		Nine
	months ended		months ended
($’s in millions)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Anthrax therapeutic and vaccines	$5.3	$4.1	$15.0	$11.5
Chemical nerve agent protectants	1.7	3.1	6.1	10.4
Recombinant dual antigen plague vaccine	.6	2.0	1.5	4.1
Internal research and development	—	0.2	0.2	0.5
Total research and development expenses	$7.6	$9.4	$22.8	$26.5

For the three and nine months ended September 30, 2009 and 2008, research and development expenses decreased $1.8 million and $3.7 million, respectively, primarily attributable to a reduction in pre-clinical development costs for our chemical nerve agent protectants program as we progress in our clinical evaluation phase, and a reduction in development costs for our plague vaccine program, partially offset by increased pre-clinical development associated with our anthrax-related therapeutics and vaccines programs.  The decrease in development expenses related to the clinical nerve agent protectants program resulted from reduced process development and manufacturing activities as the program moved from the development stage to the Phase I clinical trial.  Expenses in connection with the anthrax therapeutics and vaccines programs increased primarily as a result of increased pre-clinical development activity in 2009 as we prepared for and started Phase I human clinical trials, along with increased costs incurred in connection with our June 2009 settlement agreement with Avecia.  As we note above, we and the U.S. government have agreed to a reduction to the scope of work under our current contract for RypVax™ and expect revenues and related costs under that contract will decline over the wind down period.  We also anticipate that costs under our chemical nerve agent protectants program will increase in future periods as that program progresses through human clinical trials.

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

Expenses associated with general and administrative functions were $6.2 million and $4.8 million for the three months ended September 30, 2009 and 2008, and were $15.8 million and $14.7 million for the nine months ended September 30, 2009 and 2008, respectively.

General and administrative expenses increased $1.4 million and $1.1 million for the three and nine months ended September 30, 2009, respectively, as compared to the comparable 2008 periods.  The increases were primarily due to the costs associated with the transitioning of our development and manufacturing activities as well as other general and administrative functions from the UK to the U.S., and with preparing and submitting various bids and proposals, along with increased stock-based compensation costs during the nine-month period.

Depreciation and Intangible Amortization

Depreciation and amortization expenses were $0.2 million for both the three months ended September 30, 2009 and 2008, respectively, and were $0.6 million for both the nine month periods.  These expenses relate primarily to the depreciation and amortization of farm building improvements, leasehold improvements and laboratory equipment, and patents acquired as part of a 2005 business combination.

Other Income and Expenses

Other income and expenses primarily consists of income on our investments, interest expense on our debt and other financial obligations, changes in market value of our derivative financial instruments, loss on early extinguishment of debt, and foreign currency transaction gains or losses.  For the three months ended September 30, 2009 and 2008, we recognized interest income of $0.1 million and $0.3 million, respectively.  For the nine months ended September 30, 2009 and 2008, we recognized interest income of $0.3 million and $1.1 million, respectively.  The decrease in interest income during the periods is primarily attributable to the reduced average balances of our investments and cash balances as we continue to use cash to support our operations, along with lower prevailing interest rates.

We incurred interest expense of $0.7 million and $0.6 million for the three months ended September 30, 2009 and 2008, respectively, and $1.9 million in both nine month periods.  Interest expense relates primarily to our outstanding convertible notes (including the amortization of debt discount related to the (i) allocation of fair value to the stock purchase warrants and (ii) beneficial conversion feature) and our senior secured credit facility, which facility we repaid in full in July 2009.

The change in the fair value of our derivative instruments (various stock purchase warrants and the embedded conversion option in the Old Notes) was $1.1 million and $0.3 million for the three and nine months ended September 30, 2009, respectively.  We measure the fair value of these derivative instruments using the Black-Scholes option pricing model.  As discussed in Note 7 to our condensed consolidated financial statements, we adopted new accounting guidance in the first quarter of 2009 related to the accounting for warrants we issued in October 2008 (which expired unexercised in October 2009).  The new guidance was adopted using the cumulative catch-up method.  Accordingly, there was no change in the fair value of the warrants in 2008 prior to adoption.

Liquidity and Capital Resources

Overview

Our primary cash requirements through the end of 2010 are to fund our research and development programs and support our general and administrative activities.  Our future capital requirements will depend on many factors, including, but not limited to, the progress of our research and development programs; the progress of pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approval; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; changes in our existing research relationships, competing technological and marketing developments; our ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others; and any future change in our business strategy.  These cash requirements could change materially as a result of shifts in our business and strategy.

Since our inception, we have not generated positive cash flows from operations.  To bridge the gap between payments made to us under our government contracts and grants and our operating and capital needs, we have had to rely on a variety of financing sources, including the issuance of equity securities and convertible notes, proceeds from loans and other borrowings, and the trust funds obtained in the Merger.  For the foreseeable future, we will continue to need these types of financing vehicles and potentially others to help fund our future operating and capital requirements.  We believe that the funds obtained from the July 2009 Private Placement, existing cash resources, along with cash receipts from contract receivables (a substantial portion of which was unbilled at September 30, 2009) generated under our contracts, will be sufficient to enable us to fund our existing research and development programs and support our currently anticipated general and administrative activities at least through the end of 2010.  We have based this projection on our current and anticipated operations, which do not take into account any potential future government contracts that may be awarded to the Company, merger and acquisition or corporate partnering activities, or unexpected financial obligations.

The continuing turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or cease operations has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets.  As a result, there can be no assurance that future funding will be available to us on reasonably acceptable terms, or at all.  In addition, due to the United States government’s substantial efforts to stabilize the economy, the U.S. government may be forced or choose to reduce or delay spending in the biodefense field, which could decrease the likelihood of future government contract awards, the likelihood that the government will exercise its right to extend any of its existing contracts with us and/or the likelihood that the government would procure products from us.  Finally, the note and warrant purchase agreement entered into in connection with the July 2009 Private Placement limits us from incurring senior indebtedness (other than trade payables) in excess of $10 million without the prior written approval of no less than a majority of the aggregate principal amount of the debt then outstanding.

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

Sources and Uses of Cash

Cash, cash equivalents and short-term available-for-sale investments were $11.6 million and $22.9 million at September 30, 2009 and December 31, 2008, respectively.  The $11.3 million decrease in the first nine months of 2009 primarily was attributable to the funding of our operations and capital expenditures (of approximately $23.5 million) and the payment of deferred consideration related to the Avecia Acquisition (of $7.0 million), offset in part by the March 2009 public sale of common stock (for net proceeds of approximately $4.9 million) and the July 2009 Private Placement (for net proceeds after repayment of debt, of approximately $2.5 million), along with the associated reduction in our requirement to maintain restricted cash of $13.3 million.

In March 2009, we closed on the public sale of 2,116,055 newly issued shares of our common stock at $2.60 per share and warrants to purchase 705,354 shares of our common stock at an exercise price of $3.00 per share, resulting in net proceeds of approximately $4.9 million.  The warrants became exercisable on September 27, 2009 and will expire on September 27, 2014.  We intend to use the net proceeds for general corporate purposes, including the satisfaction of existing obligations.

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

In July 2009, we closed on the private sale of approximately $19.3 million of newly issued two-year 10 % unsecured senior convertible notes, convertible immediately into common shares at a conversion price of approximately $2.54 per share (the “New Convertible Notes”), and warrants to purchase 2,572,775  shares of common stock at $2.50 per share. The warrants become exercisable beginning on January 28, 2010 and will expire on January 28, 2015.  As part of this sale we exchanged a portion of our then-outstanding 8% unsecured senior convertible notes, originally issued on August 3, 2007 and due August 3, 2009 (the “Old Notes”), in the aggregate principal amount plus accrued interest of $8.8 million for New Convertible Notes, cancelled the corresponding Old Notes, issued additional New Convertible Notes in the aggregate principal amount of $10.5 million to new note investors, and issued to the recipients of the New Convertible Notes the stock purchase warrants described above.  In connection with the exchange, we recognized a loss on the early extinguishment of the Old Notes of approximately $4.7 million.  We used the proceeds from the sale of the New Convertible Notes to repay $5.5 million of our Old Notes that were not exchanged for the New Convertible Notes and warrants and repaid all outstanding amounts and fees under our existing senior secured credit facility.

Operating Activities

Net cash used in operating activities was $22.0 million and $9.4 million for the nine months ended September 30, 2009 and 2008, respectively.  Net cash used in operations during the nine months ended September 30, 2009 reflects our net loss of $26.6 million, adjusted for certain non-cash items, including share-based compensation (of $2.7 million), non-cash interest expense (of $0.6 million), a decrease in accounts receivable (of $3.8 million), an increase in other assets (the increase in other assets of $12.9 million primarily relates to an increase in unbilled receivables related to government contracts), and an increase in accrued expenses and accounts payable (of $4.6 million).

Net cash used in operations during the nine months ended September 30, 2008 reflects our net loss of $31.2 million, adjusted for certain non-cash items, including acquired in-process research and development related to the Avecia Acquisition (of $16.1 million), share-based compensation (of $2.0 million), non-cash interest expense (of $1.3 million), an increase in accounts receivable (of $1.5 million), and an increase in accrued expenses and accounts payable (of $3.6 million).

Investing Activities

Net cash used in investing activities was $12.7 million for the nine months ended September 30, 2009, compared to $17.5 million for the nine months ended September 30, 2008.  Investing activities for the first nine months of 2009 related primarily to the payment in June of $7.0 million of deferred purchase consideration to Avecia, purchases, net of sales, of available for sale securities of $4.2 million and approximately $1.5 million of capital expenditures.

In the first nine months of 2008 and in connection with the Avecia Acquisition, we paid $10.0 million to Avecia and funded a $7.0 million letter of credit. In order to fund the transaction and the restricted cash obligations pursuant to the loan modification agreement under our senior secured credit facility, approximately $20.6 million of available-for-sale securities were sold. Additionally, during the first nine months of 2008, the Company incurred approximately $1.6 million related to transactions costs incurred as a result of the Avecia Acquisition.

Financing Activities

Net cash provided by financing activities was $18.6 million for the nine months ended September 30, 2009 as compared to net cash used by financing activities of $3.2 million for the nine months ended September 30, 2008.  In March 2009, we raised net proceeds of approximately $4.9 million as a result of the public sale of shares of our common stock and warrants.  We raised $10.5 million in the July 2009 Private Placement, and used $9.5 million of those proceeds to repay our existing convertible notes and all amounts outstanding under our credit facility.  We exchanged and cancelled $8.8 million of our then-outstanding 8% convertible notes for our newly issued 10% convertible notes and stock purchase warrants.  Additionally, pursuant to the payment to Avecia of the deferred purchase consideration and the repayment of all amounts due under our credit facility, we eliminated all of our restricted cash obligations (approximately $13.3 million).

Net cash used by financing activities was $3.2 million for the nine month period ended September 30, 2008. We made principal repayments of $3.0 million under outstanding credit facilities for the nine months ended September 30, 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following are contractual commitments at September 30, 2009 associated with leases, research and development arrangements, collaborative development obligations and long term debt:

Contractual Obligations ($ in thousands) (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating facility leases	$6,301	$993	$2,263	$2,434	$611
Research and development agreements	12,594	9,294	3,300	—	—
Notes payable, including interest	23,209	—	23,209	—	—
Total contractual obligations	$42,104	$10,287	$28,772	$2,434	$611

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

Changes in Internal Control Over Financial Reporting

Management has identified several changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, including (i) the resignation of our financial reporting manager during the second quarter 2009, (ii) our reliance on external financial consultants to provide a significant portion of our internal accounting and financial reporting functions; and (iii) our implementation of a new financial accounting system.  We are in the process of completing but have not yet completed our internal documentation of all the changes in our internal controls over financial reporting.

To specifically address the changes identified in our internal controls over financial reporting, we developed and performed additional analytical and substantive procedures during our quarter closing process. Management believes that these additional procedures provide reasonable assurance that our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2009, are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

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

Item 1.  Legal Proceedings

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

The Company is seeking alternatively a judgment requiring SIGA to enter into an exclusive license agreement with the Company for SIGA-246 in accordance with the terms of the term sheet attached to the merger agreement or monetary damages.  In January 2008, the Delaware Chancery Court issued a ruling denying a motion by SIGA to dismiss the complaint.  SIGA has filed a counterclaim against the Company alleging that the Company breached its duty to engage in good-faith negotiations by, among other things, presenting SIGA with a bad-faith initial proposal for a license agreement that did not contain all necessary terms, demanding SIGA prepare a complete draft of a partnership agreement and then unreasonably rejecting that agreement, and unreasonably refusing to consider economic terms that differed from those set forth in the license agreement term sheet attached to the Merger Agreement.  SIGA is seeking recovery of its reliance damages from this alleged breach.

Fact discovery in the case is now complete, and the parties are engaged in expert witness discovery, which the Company believes will be complete in February 2010.  Following that, if neither party files motions for summary judgment, the Company believes the case could proceed to trial in March or April 2010, subject to the court’s docket and schedule.  If one or both of the parties files motions for summary judgment, the Company believes a trial in the case is unlikely to occur before the end of the third quarter 2010, depending on the timing and outcome of the court’s ruling on the motions for summary judgment and the court’s docket and schedule at that time.

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

We have incurred significant losses since we commenced operations.  For the three and nine months ended September 30, 2009, we incurred operating losses of approximately $14.0 million and $26.6 million respectively and had an accumulated deficit of approximately $150.6 million at September 30, 2009.  Our losses to date have resulted principally from research and development costs related to the development of our product candidates, general and administrative costs related to operations, and costs related to the Avecia Acquisition.

Our likelihood for achieving profitability will depend on numerous factors, including success in:

•      developing our existing products and developing and testing new product candidates;

•      receiving regulatory approvals;

•      carrying out our intellectual property strategy;

•      establishing our competitive position;

•      pursuing third-party collaborations;

•      acquiring or in-licensing products;

•      manufacturing and marketing products; and

•      continuing to receive government funding and identifying new government funding opportunities.

Many of these factors will depend on circumstances beyond our control.  We cannot guarantee that we will achieve sufficient revenues for profitability.  Even if we do achieve profitability, we cannot guarantee that we can sustain or increase profitability on a quarterly or annual basis in the future.  If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, then our business, results of operations, financial condition and cash flows will be materially and adversely affected.  Because our strategy might include acquisitions of other businesses, acquisition expenses and any cash used to make these acquisitions will reduce our available cash.  While we believe that our existing cash resources, along with cash receipts from contract receivables (some of which were unbilled at September 30, 2009) generated under our contracts, will be sufficient to enable us to fund our existing research and development programs and support our currently anticipated general and administrative activities at least through the end of 2010, there can be no assurance that unexpected financial obligations or other activities that increase our use of cash will not result in our depleting our cash resources quicker than presently anticipated.  Furthermore, if we receive the award from DHHS for advanced development and procurement of SparVax™, we would be obligated to make $10 million in milestone payments to Avecia within 90 days of the receipt of such award.

The continuing turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or cease operations has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in fixed income, credit, currency and equity markets.  As a result, there can be no assurances that we will be successful in obtaining sufficient financing on commercially reasonable terms or at all.  Our requirements for additional capital may be substantial and will be dependent on many factors, including the success of our research and development efforts, our ability to commercialize and market products, our ability to successfully pursue our licensing and collaboration strategy, the receipt of continued government funding, competing technological and marketing developments, costs associated with the protection of our intellectual property and any future change in our business strategy.

To the extent that we raise additional capital through the sale of securities, as we did recently with the July 2009 Private Placement, the issuance of those securities or shares underlying such securities would result in dilution that could be substantial to our stockholders.  In addition, if we incur additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities.

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

We have not commercialized any products or recognized any revenues from product sales.  In general, our research and development programs are at early stages.  There can be no assurances that one or more of our future product candidates will not fail to meet safety standards in human testing, even if those product candidates are found to be effective in animal studies.  To develop and commercialize biodefense treatment and prophylactic product candidates, we must provide the U.S. Food and Drug Administration (the “FDA”) and foreign regulatory authorities with human clinical and non-clinical animal data that demonstrate adequate safety and effectiveness.  To generate these data, we will have to subject our product candidates to significant additional research and development efforts, including extensive non-clinical studies and clinical testing.  We cannot be sure that our approach to drug discovery will be effective or will result in the development of any drug.  Even if our product candidates are successful when tested in animals, such success would not be a guarantee of the safety or effectiveness of such product candidates in humans.

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

We and our contract manufacturers (“CMOs”) will also be required to comply with the applicable FDA current Good Manufacturing Practice (“cGMP”) regulations.  These regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation.  Manufacturing facilities are subject to inspection by the FDA.  These facilities must be approved to supply licensed products to the commercial marketplace.  We and our contract manufacturers may not be able to comply with the applicable cGMP requirements and other FDA regulatory requirements.  Should we or our contract manufacturers fail to comply, we could be subject to fines or other sanctions or could be precluded from marketing our products.

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

We may fail to fully realize the potential of Valortim® and of our co-development arrangement with Medarex, our partner in the development of Valortim®, which would have an adverse effect upon our business.  We have completed only one Phase I clinical trial for Valortim® with our development partner, Medarex, at this point.  As discussed in “—Risks Related to Our Dependence on U.S. Government Contracts—Most of our immediately foreseeable future revenues are contingent upon grants and contracts from the U.S. government and we may not achieve sufficient revenues from these agreements to attain profitability”, in the fourth quarter of 2009, the FDA placed our Phase I clinical trial of Valortim® and ciprofloxacin on clinical hold, pending the results of our investigation of the potential causes for adverse reactions observed in two subjects dosed in the trial. BARDA has advised us that until satisfactory resolution of this issue and the clinical hold is lifted it will not act on our request for additional advanced development funding for Valortim® under BAA-BARDA-09-34.

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

For example, we have an agreement with Medarex to develop Valortim®, a fully human monoclonal antibody product designed to protect against and treat inhalation anthrax.  Under the agreement with Medarex, we will be entitled to a variable percentage of profits derived from sales of Valortim®, if any, depending, in part, on the amount of our investment.  In addition, we have entered into licensing and research and development agreements with a number of other parties and collaborators.  There can be no assurances that the research and development conducted pursuant to these agreements will result in revenue generating product candidates.  If our suppliers, vendors, licensors, or other collaboration partners experience financial difficulties as a result of the continuing credit crisis and further weakening of the global economy, or if they are acquired as part of the current wave of consolidations in the pharmaceutical industry (such as, for example, with the recent acquisition of Medarex by Bristol Myers Squibb), their priorities or our working relationship with them might change.  As a result, they might shift resources away from the research, development and/or manufacturing efforts intended to benefit our products, which could lead to significant delays in our development programs and potential future sales.  Finally, our current licensing, research and development, and supply agreements may expire and may not be renewable or could be terminated if we do not meet our obligations.  For example, our license agreement from DSTL for certain technology related to RypVax™ requires that we diligently pursue development of this product candidate to maintain exclusive rights to the technology.  Upon termination of our existing contract with the U.S. government for the development of RypVax™, which is on an accelerated wind-down schedule, we may decide not to continue with development efforts at a level necessary to meet this requirement.

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

We face an inherent risk of exposure to product liability suits in connection with our product candidates being tested in human clinical trials or sold commercially.  We may become subject to a product liability suit if any product we develop causes injury, or if treated individuals subsequently become infected or suffer adverse effects from our products.  Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers, and loss of revenues.

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

For the foreseeable future, we believe our main customer will be national governments, primarily the U.S. government.  Substantially all of our revenues to date have been derived from grants and U.S. government contracts.  There can be no assurances that existing government contracts will be renewed or that we can enter into new contracts or receive new grants.  The process of obtaining government contracts is lengthy and uncertain and we will have to compete with other companies for each contract.  For example, while RFP-BARDA-08-15 for an rPA vaccine for the SNS initially indicated that the government would make an award by September 26, 2008 (later extended multiple times), as of the date this quarterly report on Form 10-Q is filed, the government has still not issued an award under that solicitation.  There can be no assurances that we will be awarded any contracts to supply the U.S. or other governments with our products as such awards may be made, in whole or in part, to our competitors.  If the U.S. government makes significant future contract awards for the supply to the U.S. emergency stockpile of a competing product, our business will be harmed and it is unlikely that we will ultimately be able to supply that particular treatment or product to foreign governments or other third parties.  Further, changes in government budgets and agendas, cost overruns in our programs, or advances by our competitors, may result in a decreased and de-prioritized emphasis on, or termination of, government contracts that support the development and/or procurement of the biodefense products we are developing  For example, the U.S. government has selected a plague vaccine product candidate from a competitor for advanced development funding, and we do not anticipate that the U.S. government will provide additional funding in the future for or procure RypVax™. Furthermore, given the limited future prospects for RypVax™ at this time, we and the U.S. government have agreed to a reduction to the scope of work that will result in early wind down of all activities under that contract, likely no later than the end of the first half of 2010.  Previously, the contract was expected to expire in the second half of 2011.

Under the terms of our 2006 contract with the U.S. Department of Defense regarding Protexia®, the Department of Defense may elect not to continue development assistance of this nerve agent countermeasure after the final payment under the initial funding of $41 million has been received (which decision we anticipate may occur in the first quarter of 2010), or, if the Department of Defense does so elect to continue funding and we meet all development milestones, it may nevertheless choose not to procure any doses of Protexia®.

In the fourth quarter of 2009, the FDA placed our phase I clinical trial of Valortim® and ciprofloxacin on clinical hold, pending the results of our investigation of the potential causes for adverse reactions observed in two subjects dosed in the trial. BARDA has advised us that until satisfactory resolution of this issue and the clinical hold is lifted it will not act on our request for additional advanced development funding for Valortim® under BAA-BARDA-09-34.  It is unclear at this time how long it will take us to complete our investigation, if and when we will be in a position to recommence negotiations with BARDA with respect to a potential award under the BAA, and how any delay in potential future funding of the program could affect the overall Valortim® development timeline.

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

The biopharmaceutical industry is characterized by rapid and significant technological change.  Our success will depend on our ability to develop and apply our technologies in the design and development of our product candidates and to establish and maintain a market for our product candidates.  There are many organizations, both public and private, including major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions engaged in developing pharmaceutical and biotechnology products.  Many of these organizations have substantially greater financial, technical, intellectual property, research and development, and human resources than we have.  Competitors may develop products or other technologies that are more effective than any that we are developing or may obtain FDA approval for products more rapidly.  As noted above in “- Most of our immediately foreseeable future revenues are contingent upon grants and contracts from the U.S. government and we may not achieve sufficient revenues from these agreements to attain profitability,” the U.S. government has selected a plague vaccine product candidate from a competitor for advanced development funding.   We and the U.S. government have agreed to a reduction to the scope of work that will result in early wind down of all activities under that contract, likely no later than the end of the first half of 2010.

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

The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions, and, therefore, validity and enforceability cannot be predicted with certainty.  To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents.  We currently hold two U.S. patents, have five pending U.S. patent applications, and have a limited number of foreign patents and pending international and foreign patents applications.  In addition, we have rights under numerous other patents and patent applications pursuant to exclusive and non-exclusive license arrangements with licensors and collaborators.  However, there can be no assurance that patent applications owned or licensed by us will result in patents being issued or that the patents, whether existing or issued in the future, will afford protection against competitors with similar technology.  Any conflicts resulting from third-party patent applications and patents could significantly reduce the coverage of the patents owned, optioned by or licensed to us or our collaborators and limit our ability or that of our collaborators to obtain meaningful patent protection.

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

In addition, as of September 30, 2009, we had outstanding options to purchase approximately 5.2 million shares of common stock.  Additional shares are reserved for issuance under our 2007 Long-Term Incentive Compensation Plan.  Our stock options are generally exercisable for ten years, with a significant portion exercisable either immediately or beginning one year after the date of the grant.  Furthermore, the senior unsecured convertible notes in the aggregate principal amount of $19.3 million issued in July 2009 are convertible at approximately $2.54 per share into approximately 7.6 million shares of our common stock, and the accompanying warrants are exercisable beginning on January 28, 2010 for up to approximately 2.6 million shares of common stock at $2.50 per share.  Finally, as of November 6, 2009, the Company had issued and outstanding additional warrants to purchase up to an additional approximately 3.5 million shares of common stock.  The issuance or even the expected issuance of a large number of shares of our common stock upon conversion or exercise of the securities described above could depress the market price of our stock and the issuance of such shares will dilute the stock ownership of our existing shareholders.

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

We have not paid any dividends on our common stock in 2007, 2008, and the first nine months of 2009 and do not intend to declare any dividends in the foreseeable future.  While subject to periodic review, our current policy is to retain all earnings, if any, primarily to finance our future growth.  We make no assurances that we will ever pay dividends, cash or otherwise.  Whether we pay any dividends in the future will depend on our financial condition, results of operations, and other factors that we will consider.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2009, we closed on the private sale of approximately $19.3 million of newly issued two-year 10% unsecured senior convertible notes, convertible immediately into common shares at a conversion price of approximately $2.54 per share (the “New Convertible Notes”), and warrants to purchase 2,572,775 shares of common stock at $2.50 per share.  The warrants become exercisable beginning on January 28, 2010 and will expire on January 28, 2015.  The conversion price of the New Convertible Notes and the exercise price of the warrants are subject to customary anti-dilution adjustments, including in the event of a stock dividend, stock split or stock combination, recapitalization or reorganization, merger or consolidation, sale of all or substantially all of our assets, distribution of debt or assets to our stockholders and in connection with certain other dilutive equity issuances.

An aggregate of up to 11,704,010 shares of our common stock is issuable upon conversion of the New Convertible Notes and exercise of the related warrants, including (i) up to 9,131,235 shares of common stock issuable upon conversion of all of the New Convertible Notes and (ii) 2,572,775 shares of our common stock issuable upon exercise of all of the related warrants.  Of the 9,131,235 shares of common stock issuable upon conversion of the New Convertible Notes, up to 7,591,790 shares are issuable in respect of the aggregate principal amount of the notes and up to 1,539,455 shares are issuable in respect of interest that accrues on the notes, assuming conversion of all of the notes on the date of maturity.

As part of this sale we exchanged a portion of our then-outstanding 8% unsecured senior convertible notes, originally issued on August 3, 2007 and due August 3, 2009 (the “Old Notes”), in the aggregate principal amount plus accrued interest of $8.8 million for New Convertible Notes, cancelled the corresponding Old Notes, issued additional New Convertible Notes in the aggregate principal amount of $10.5 million to new note investors, and issued to the recipients of the New Convertible Notes the stock purchase warrants described above.  We used the proceeds from the sale of the New Convertible Notes to repay $5.5 million of our Old Notes that were not exchanged for the New Convertible Notes and warrants and repay all outstanding amounts and fees under our existing senior secured credit facility.

The New Convertible Notes and related warrants were issued in reliance on the exemption from registration provided by 4(2) of the Securities Act of 1933, as amended, as they were issued in a transaction by us not involving a public offering.  We are currently in the process of registering with the Securities and Exchange Commission for resale the shares of common stock underlying the New Convertible Notes and related warrants.

Item 5.  Other Information

The descriptions contained in Item 3.03 “Material Modification to Rights of Security Holders” in our Current Report on Form 8-K, filed on November 4, 2009, and in “Proposal 2” in our Definitive Proxy Statement on Schedule 14A, filed on September 29, 2009, are incorporated herein by reference.

Item 6.  Exhibits.

No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended on October 29, 2009 *
4.9	Form of 10% Unsecured Senior Convertible Note**
4.10	Form of Warrant to Purchase Common Stock**
10.45.1	Modification (Amendment) 16 to the Contract with the National Institutes of Health for the Production and Testing of Anthrax Recombinant Protective Antigen (rPA) Vaccine (#N01-AI-30052) ***
10.50

Form of Note and Warrant Purchase Agreement, dated as of July 24, 2009, by and among PharmAthene, Inc. and the investors signatories thereto, as amended by Amendment No. 1 to Note and Warrant Purchase Agreement, dated as of July 26, 2009 and Amendment No. 2 to Note and Warrant Purchase Agreement, dated as of July 28, 2009**

10.51	Form of Registration Rights Agreement, dated as of July 28, 2009 by and among PharmAthene, Inc. and the investors signatories thereto**
10.52	Technology Transfer and Development Services Subcontract, dated as of September 17, 2009, by and between Diosynth RTP Inc. and PharmAthene, Inc. ***
31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

*  Incorporated by reference to the corresponding exhibit to the Company’s current report on Form 8-K filed on November 4, 2009.

** Incorporated by reference to the corresponding exhibit to amendment no. 1 to the Company’s current report on Form 8-K filed on August 3, 2009.

*** Certain confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMATHENE, INC.

Dated: November 13, 2009	By:	/s/ David P. Wright
David P. Wright
Chief Executive Officer

Dated: November 13, 2009	By:	/s/ Charles A. Reinhart III
Charles A. Reinhart III
Chief Financial Officer