Form 10-K/A
period 2009-12-31
PHARMATHENE, INC
filed 2010-04-30
CIK 1326190

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of PharmAthene, Inc. (the “Company” or “PharmAthene”) for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 26, 2010 (the “Original 10-K”) is being filed for the purposes of:

(i)	including the information required by Part III (Items 10-14) of Form 10-K and

(ii)	including disclosure under Item 9.B. of Form 10-K (Other Information) in lieu of filing a separate Current Report on Form 8-K containing such disclosure in Item 5.02 thereof.

As a result, Part II, Item 9.B. and Part III, Items 10-14 of the Company’s Original 10-K are hereby amended and restated in their entirety.

As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications dated April 30, 2010.

                Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K, and such disclosure in, or exhibits to, the Original 10-K remain unchanged and speak as of the date of the original filing.  In particular, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K, except as disclosed in Part II, Item 9.B. herein.

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

as well as risks detailed under the caption “Risk Factors” in the Original 10-K filed on March 26, 2010 and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) from time to time hereafter.  Forward-looking statements describe management’s current expectations regarding our future plans, strategies and objectives and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,”  “project,” “potential” or “plan” or the negative of these words or other variations on these words or comparable terminology.  Such statements include, but are not limited to:

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

All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to elsewhere in this Form 10-K/A or the Original 10-K.  Except as described under “Explanatory Note” above,  this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K, and such disclosure in, or exhibits to, the Original 10-K remain unchanged and speak as of the date of the original filing.  In particular, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K, except as disclosed in Part II, Item 9.B. herein.

PART II

Item 9.B. Other Information.

On April 26, 2010, the Board of Directors (the “Board”) of PharmAthene, Inc. (the “Company”) appointed Mitchel Sayare, Ph.D. to the Board of the Company.  Dr. Sayare accepted the appointment effective April 27, 2010.

In connection with his appointment to the Board, Dr. Sayare was granted a stock option to purchase 20,000 shares of the Company’s common stock at an exercise price of $1.52, the closing price of the Company’s common stock as reported on the NYSE Amex on April 27, 2010.  The stock option, which was granted under the Company’s Amended and Restated 2007 Stock Incentive Plan, vested immediately and will expire on April 27, 2020.

On April 27, 2010, David P. Wright notified the Company that he was stepping down as Chief Executive Officer of PharmAthene. The Compensation Committee of the Board of Directors has nominated Eric I. Richman, who currently serves as our President and Chief Operating Officer, to assume the duties of Chief Executive Officer. The Board of Directors will convene a meeting shortly to ratify the recommendation of the Compensation Committee.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

PharmAthene’s directors are elected at each Annual Meeting of Stockholders and hold office for a one-year term or until their successors have been elected and qualified. Our Amended and Restated Certificate of Incorporation provides that, for so long as at least 30% of the aggregate principal amount of the Notes remains outstanding,

•
the Company shall maintain a Board of Directors consisting of no more than nine members, of which two directors (the “Noteholder Directors”) shall be elected by the holders (the “Noteholders”) representing a majority of the then-outstanding principal amount of our 10% convertible senior notes (the “Notes”), voting exclusively and as a separate class;

•	each of the Compensation Committee and the Governance and Nominating Committee of the Board of Directors shall have no more than three members;
•
subject to applicable law and stock exchange requirements, each Noteholder Director will have the right, but not the obligation, to serve as a member of each of the Compensation Committee and the Governance and Nominating Committee; and

•
our Board of Directors shall nominate the Noteholder Directors as designated by the designators pursuant to the Note and Warrant Purchase Agreement and recommend that the holders of the notes vote to elect such nominees as directors.

Consent is required from holders of at least a majority of the outstanding principal amount of the Notes to amend or change the above provisions in accordance with the Notes.  Our Bylaws provide that the number of directors constituting the entire Board shall be not less than one nor more than nine as determined by resolution of the Board.

        John Pappajohn, David P. Wright, Joel McCleary, John Gill, Derace L. Schaffer, M.D., Jeffrey W. Runge, M.D. and Mitchel Sayare, Ph.D. currently serve as the “Stockholder Directors”, i.e., those of our directors subject to election by our stockholders.   James H. Cavanaugh, Ph.D. and Steven St. Peter, M.D. currently serve as the Noteholder Directors.

Stockholder Directors

        Set forth below is information regarding each Stockholder Director holding office until our 2010 Annual Meeting.

Name	Age	Position
John Pappajohn	81	Chairman of the Board
David P. Wright	62	Director
Joel McCleary*	61	Director
John Gill*	58	Director
Derace L. Schaffer, M.D.	62	Director
Jeffrey W. Runge, M.D.*	54	Director
Michel Sayare, Ph.D.	62	Director

* Independent Director.  Since Dr. Sayare only joined the Board effective April 27, 2010, the Board has not yet made an affirmative determination of his independence pursuant to NYSE AMEX rules.

        John Pappajohn, 81.    Mr. Pappajohn has served as the Company’s Chairman since April 2005 and was the Company’s secretary from April 2005 to August 3, 2007. Since 1969, Mr. Pappajohn has been the President and principal stockholder of Equity Dynamics, Inc., a financial consulting firm, and the sole owner of Pappajohn Capital Resources, a venture capital firm. Mr. Pappajohn has been an active private equity investor in healthcare companies for more than 30 years and has served as a director of more than 40 public companies. Mr. Pappajohn has been a founder in several public healthcare companies such as Caremark Rx, Inc., Quantum Health Resources, and Radiologix, Inc. Mr. Pappajohn received his Bachelor of Arts degree from the University of Iowa. Mr. Pappajohn also serves as a director of the following public companies: American CareSource Holdings, Inc., CNS Response and ConMed Health Management, Inc. He furthermore serves as a director of CareGuide, Inc.  Mr. Pappajohn was chosen to serve as a director of the Company because of his unparalleled experience serving as a director of more than 40 companies and the substantial insight he has gained into the life sciences and healthcare industries by actively investing in the industries for more than 40 years, and by founding and supporting several public healthcare companies.

        David P. Wright, 62.    Mr. Wright has served as a member of the Board since August 3, 2007, was our Chief Executive Officer from the time of the merger in August 2007 until April 27, 2010 (also serving as President until March 25, 2010) and from July 2003 to August 3, 2007 was President and Chief Executive Officer of Former PharmAthene. Prior to joining the Company, and during 2003, Mr. Wright served as President and Chief Operating Officer of GenVec Inc, and previously, from 2001 to 2003, as President and Chief Business Officer of Guilford Pharmaceuticals, Inc. Mr. Wright served as Executive Vice President of MedImmune, Inc. from 1990 to 2000. Prior to serving at MedImmune, he held various marketing and sales positions at pharmaceutical companies including SmithKline and French Laboratories, G.D. Searle, and Glaxo. Mr. Wright received a Master’s degree from the University of South Florida. Mr. Wright currently serves as a director of Achillon, Inc.  Mr. Wright was chosen to serve as a director of the Company because of his extensive executive experience with PharmAthene, Guilford Pharmaceuticals, Inc. and MedImmune, Inc.

        Joel McCleary, 61.    Mr. McCleary has served as a member of the Board since August 3, 2007 and from inception to August 3, 2007 was Chairman of the Board of Former PharmAthene. Mr. McCleary is founding member of Four Seasons Ventures LLC founded in 2005. Prior to 2005, Mr. McCleary has served as a White House Aide, Treasurer of the Democratic Party, President of the Sawyer-Miller Group International, and President of the Institute for Asian Democracy. He has served as a consultant to the Department of State. He is a co-founder and board member of Raydiance Inc. Mr. McCleary received a Bachelor of Arts degree from Harvard University.  Mr. McCleary was chosen to serve as a director of the Company primarily because of his impressive public service record in a variety of governmental and quasi-governmental organizations, enabling him to offer valuable guidance to the Board and the Company with respect to our government strategy.

        John Gill, 58.    Mr. Gill has served as a member of the Board since August 3, 2007 and from February 2004 to August 3, 2007 served as a member of the Board of Directors and as Chairman of the Audit Committee of Former PharmAthene. Mr. Gill is currently the President, Chief Executive Officer and a Director of TetraLogic Pharmaceuticals Corporation, a private biopharmaceutical company, and has served in these positions since 2004. He is also an advisor or director of other private companies and non-profit community organizations. Mr. Gill has previously held positions at 3-Dimensional Pharmaceuticals and SmithKline Beecham. Mr. Gill received a Bachelor of Arts degree from Rutgers University.  Mr. Gill was chosen to serve as a director of the Company because of his executive and board experience in the pharmaceutical industry and his substantial financial knowledge and expertise.

        Derace L. Schaffer, M.D., 62.    Dr. Schaffer previously served as Vice Chairman and Chief Executive Officer of the Company from April 2005 to August 3, 2007. Dr. Schaffer is the founder and Chief Executive Officer of The Lan Group, a venture capital firm specializing in healthcare and high technology investments. He has served as Chairman of several healthcare companies, including Radiologix, Inc. when it was private, and he has been an active investor with Mr. Pappajohn for approximately twenty years on a variety of healthcare companies. Dr. Schaffer served as Chief Executive Officer and Chairman of the Board of Ide Imaging Group, P.C. from 1980 to 2001. Dr. Schaffer has served as a director on many healthcare boards of directors, including several health systems and more than ten healthcare services and technology companies. Dr. Schaffer received his postgraduate radiology training at Harvard Medical School and Massachusetts General Hospital, where he served as Chief Resident. Dr. Schaffer currently is also a Clinical Professor of Radiology at Weill Cornell Medical College. He also serves as a director of American CareSource Holdings, Inc. and King Pharmaceuticals, Inc. (each, a public company), served as a director of Allion Healthcare, Inc. (a public company) until 2008, and serves as a director of CareGuide, Inc.  Dr. Schaffer was chosen to serve as a director of the Company because of his substantial experience as an executive, board member and investor in the healthcare and technology industries and his practical experience in the medical field.

        Jeffrey W. Runge, M.D., 54.  Dr. Runge has served as a member of the Board since December 2009.  Dr. Runge is a Principal at The Chertoff Group, a firm providing advisory services in business risk management, homeland security and homeland defense.  He is also the President and founder of Biologue, Inc., which provides consulting in biodefense, medical preparedness and injury prevention and control.  From 2001 through August of 2008, Dr. Runge served in the Bush administration, first as the head of the National Highway Traffic Safety Administration, and, beginning in September 2005, as the Department of Homeland Security’s (DHS) first Chief Medical Officer.  Dr. Runge founded the DHS Office of Health Affairs in 2007 and was confirmed by the Senate as DHS’ first Assistant Secretary for Health Affairs in December of 2007.  Dr. Runge also served as Acting DHS Undersecretary for Science and Technology from February through August 2006.  In his role at DHS, Dr. Runge oversaw the operations of the department’s biodefense activities, medical preparedness and workforce health protection, including managing DHS’ role in Project BioShield, working with the various federal departments on medical countermeasure assurance.  Prior to joining DHS, Dr. Runge was Assistant Chairman of the Department of Emergency Medicine at the Carolinas Medical Center in Charlotte, NC, from 1984 through 2001.  Dr. Runge earned his medical degree from the Medical University of South Carolina and his undergraduate degree from the University of the South.   Dr. Runge was chosen to serve as a director of the Company because of his invaluable background in the public sector, particularly his experience in the Bush administration as a founder of the DHS Office of Health Affairs, as well as his practical experience in the medical field.

Mitchel Sayare, Ph.D., 62.   Dr. Sayare has been a director since April 2010.  Until 2010, Dr. Sayare served as the Chairman of the Board of public company ImmunoGen, Inc. (a position he had held since 1989).  In addition, he served as ImmunoGen’s Chief Executive Officer from 1986 to December 31, 2008, and as its President from 1986 to 1992, and from 1994 to July 2008. Prior to joining ImmunoGen, he served as Vice President of Development of Xenogen from 1982 to 1985. Prior to that he was Assistant Professor of Biophysics and Biochemistry at the University of Connecticut. Dr. Sayare holds a Ph.D. in Biochemistry from Temple University School of Medicine. Dr. Sayare is a director of ImmunoGen and Isabella Products, Inc., a privately-held company.  Dr. Sayare was primarily chosen to serve as a director because of his substantial experience as a board member and  executive officer of biotechnology companies.

Noteholder Directors

        Set forth below is information regarding each Noteholder Director holding office until our 2010 Annual Meeting.

Name	Age	Position
James H. Cavanaugh, Ph.D.*	73	Director
Steven St. Peter, M.D.*	43	Director
* Independent Director.

        James H. Cavanaugh, Ph.D., 73.    Dr. Cavanaugh has served as a member of the Board since the merger on August 3, 2007 and prior to that he served as a member of the Board of Directors of PharmAthene when it was a private company. He has been a Managing Director of Healthcare Ventures LLC since 1989. Dr. Cavanaugh served as President of SmithKline and French Laboratories U.S. Inc., from March 1985 to February 1989 and as President of SmithKline Clinical Laboratories from 1981 to 1985. Prior thereto, Dr. Cavanaugh was the President of Allergan International, a specialty eye care company. Prior to his industry experience, Dr. Cavanaugh was Deputy Assistant to the President for Domestic Affairs and Deputy Chief of the White House Staff. Before his White House tour, he served as Deputy Assistant Secretary for Health and Scientific Affairs in the U.S. Department of Health, Education and Welfare, and as Special Assistant to the Surgeon General of the U.S. Public Health Service. He was a Founding Director of the Marine National Bank in Santa Ana, California. Dr. Cavanaugh holds a Doctorate and a Master’s degree from the University of Iowa and a Bachelor of Science degree from Fairleigh Dickinson University. In addition to serving on the boards of directors of several privately held health care and biotechnology companies, he has previously served on the Board of Directors of publicly-held MiddleBrook Pharmaceuticals, the National Venture Capital Association, the Pharmaceutical Research and Manufacturers Association, Unihealth America, the Proprietary Association and the Board of Trustees of the National Center for Genome Resources. He was non-executive Chairman of Shire Pharmaceuticals Group plc from 1999 to 2008. Dr. Cavanaugh currently serves as a member of the Board of Directors of Verenium Corporation (chairman).  Dr. Cavanaugh was chosen to serve as a director of the Company because of his impressive background as an executive of several prestigious healthcare companies, his invaluable experience at the White House and the executive branch in general, and his background as a director of many healthcare and biotechnology companies.

        Steven St. Peter, M.D., 43.    Dr. St. Peter has served as a member of the Board since August 3, 2007 and from October 2004 to August 3, 2007 was a member of the Board of Former PharmAthene. Dr. Steven St. Peter joined MPM Capital in 2004, and he is a Managing Director based in the Boston office. His investment scope includes both venture and buyout transactions across the pharmaceuticals and medical technology industries. He has previous investment experience from Apax Partners and The Carlyle Group. Dr. St. Peter was previously an assistant Clinical Professor of Medicine at Columbia University. He completed his Doctor of Medicine at Washington University and his residency and fellowship at the Hospital of the University of Pennsylvania. Prior to his medical training, he was an investment banker at Merrill Lynch. He also holds an M.B.A. from the Wharton School of the University of Pennsylvania and a B.A. in Chemistry from the University of Kansas. He is on the Board of the New England Venture Capital Association and is also a director of EKR Therapeutics, Inc., MPM Acquisition Corp., Proteon Therapeutics, Inc., Syndax Pharmaceuticals, Inc. and Xanodyne Pharmaceuticals, Inc.  Dr. St. Peter was chosen to serve as a director of the Company because of his diverse background as a venture capital investor, investment banker, professor of medicine and director of several healthcare companies, which provides him with a unique perspective in serving on our Board.

        In the Note and Warrant Purchase Agreement executed in connection with the issuance of the Notes, each Noteholder agreed to vote all of his or her Notes, and shares underlying the Notes and warrants in whatever manner necessary to ensure that the Noteholder Directors are elected to the Board.

Executive Officers

        The following table sets forth the names, ages and positions of our executive officers:

Name	Age	Office
Eric I. Richman	49	President and Chief Operating Officer
Francesca Cook	45	Senior Vice President, Policy and Government Affairs
Joan Fusco, Ph.D.	54	Senior Vice President, Operations
Thomas R. Fuerst, Ph.D.	53	Senior Vice President, Chief Scientific Officer
Jordan P. Karp, Esq.	43	Senior Vice President and General Counsel
Wayne Morges, Ph.D.	63	Vice President, Regulatory Affairs and Quality
Charles A. Reinhart III	49	Senior Vice President, Chief Financial Officer
Valerie Riddle, M.D.	49	Senior Vice President, Medical Director

The following are biographical summaries of our executive officers who are not directors:

Eric I. Richman, 49.   Mr. Richman has been our President and Chief Operating Officer since March 25, 2010. As such, he has management oversight of all day-to-day operations of the Company.  Prior to being appointed to his current position, Mr. Richman was our Senior Vice President, Business Development and Strategic Planning since the merger on August 3, 2007, and from August 2003 through August 3, 2007 held the same position with Former PharmAthene.  Prior to joining the Company, Mr. Richman held various commercial and strategic positions of increasing responsibility over a 12 year period at MedImmune, Inc. from its inception and was Director, International Commercialization at that company. Mr. Richman served as Director of Lev Pharmaceuticals and currently serves as Director of ADMA Biologics, Inc. and American Bank. Mr. Richman received a Bachelor of Science in Biomedical Science from the Sophie Davis School of Biomedical Education (CUNY Medical School) and a Master of Business Administration from the American Graduate School of International Management.

Francesca Cook, 45.    Ms. Cook has been our Senior Vice President, Policy and Government Affairs since March 2010.  Prior to that, she served as our Vice President, Policy and Government Affairs since the merger on August 3, 2007 and from October 2003 through August 3, 2007 held the same position with Former PharmAthene prior to the merger with HAQ. Prior to that, Ms. Cook served as Vice President, Policy & Reimbursement Services for Guilford Pharmaceuticals, Inc. from March 2001 through October 2003 and Vice President at Covance Health Economics and Outcomes Services, a health care consulting firm, from 1996 though 2001. Additionally, Ms. Cook worked in the U.S. Senate and the U.S. Department of Health and Human Services from 1988 through 1993. Ms. Cook received a Bachelor of Arts degree in Biology from Mount Holyoke College and a Master of Public Health degree from Yale University School of Medicine, Department of Public Health.

Thomas R. Fuerst, Ph.D., 53.    Dr. Fuerst has been our Senior Vice President, Chief Scientific Officer since April 2010. Prior to joining PharmAthene, Dr. Fuerst was Director, Vaccines and Biologics (2004-2007), and Senior Science and Technology Advisor (2007-2010) for the U.S. Department of Health and Human Services (HHS). In these positions, he led the development and acquisition of vaccines and biotherapeutic products for biodefense and other emerging public health threats, including anthrax, smallpox, botulism, and pandemic flu. During his tenure at HHS, Dr. Fuerst helped establish the Biomedical Advanced Research and Development Authority (BARDA) and oversaw the planning, implementation, and monitoring of medical countermeasure development and acquisition. Dr. Fuerst has also served as Executive Director of Corporate Development at Sanofi Pasteur, Inc., where, among other things, he oversaw the scientific and business transactions for vaccines and immunotherapeutic products for infectious diseases and cancer, and played a key role in establishing the company's biodefense initiative post 9/11. Prior thereto, Dr. Fuerst was Vice President, Research and Development, at Genelabs Technologies, Inc., and Director, Molecular Genetics, at MedImmune, Inc. He also served as a senior fellow at the National Institutes of Health, NIAID, in Bethesda, MD. Dr. Fuerst holds a B.A. in Biochemistry from the University of California at Berkeley, a Ph.D. in Molecular Genetics from Cornell University, and a MBA in Science, Technology, and Innovation from the George Washington University.

Joan Fusco, Ph.D., 54.    Dr. Fusco has been our Senior Vice President, Operations since February 2008. Prior to joining PharmAthene, from October 2004 through January 2008, Dr. Fusco served as Senior Vice President, Operations for Acambis, Inc. From June 2000 through October 2004, Dr. Fusco served as Vice President, Technical Affairs—Vaccines, and Vice President, Global Project Management—Vaccines for Baxter Healthcare Corporation, BioScience Division. Dr. Fusco is a graduate of the University of Pittsburgh where she received a Ph.D. in Microbiology/Biological Sciences.

        Jordan P. Karp, Esq., 43.    Mr. Karp has been our Senior Vice President and General Counsel since June 2008. In September 2008, he was appointed corporate secretary. Prior to joining the Company, Mr. Karp was employed by Constellation Energy Group, Inc., a diversified energy company, from October 2001 to November 2007. Mr. Karp served as Vice President & General Counsel for one of Constellation Energy’s operating divisions, Constellation NewEnergy, Inc., a retail marketer of electricity and natural gas, from October 2002 until November 2007. From November 2007 until Mr. Karp joined the Company, he worked as an attorney in private practice. Prior to joining Constellation Energy, Mr. Karp held in-house legal positions of increasing responsibility at MCI Communications Corp. (telecommunications), Guilford Pharmaceuticals Inc. (biopharmaceuticals), and Mentor Technologies Group, Inc. (training and consulting), where Mr. Karp served as Vice President, General Counsel & Corporate Secretary from November 1999 through June 2001.  In November 2001, Mentor Technologies had an involuntary petition in bankruptcy filed against it , which was later converted into a voluntary petition.  Mr. Karp holds a B.A. in Natural Sciences from The Johns Hopkins University and a J.D. from Yale Law School.

        Wayne Morges, Ph.D., 63.    Dr. Morges has been our Vice President, Regulatory Affairs and Quality since the merger on August 3, 2007, and from January 2005 through August 3, 2007 held the same position with Former PharmAthene prior to the merger. Prior to that, Dr. Morges was the Vice President of Global Regulatory Affairs, Vaccines for Baxter Healthcare Corporation from June 2000 to November 2004. Previously, Dr. Morges worked at Merck holding various positions of increasing responsibility in Merck’s vaccine division, including heading Quality & Regulatory Affairs for licensed biologicals. Dr. Morges holds a Ph.D. in Microbiology and Immunology from Hahnemann University and Bachelor of Science and Master of Science degrees from Penn State University.

        Charles A. Reinhart, III, 49.    Mr. Reinhart has been our Senior Vice President, Chief Financial Officer since August 14, 2009. Mr. Reinhart joined PharmAthene on August 10, 2009 as Senior Vice President, Finance. Prior to joining PharmAthene, Mr. Reinhart served as Senior Vice President Finance and Corporate Strategy, and was a member of the Operating Leadership Team of Millennium Pharmaceuticals, Inc. from October 2007 to June 2008, where he was responsible for all aspects of the company’s finance and strategic sourcing functions. From November 2000 to October 2007, Mr. Reinhart was Vice President, Finance at Cephalon, Inc. where he was responsible for worldwide accounting, financial reporting, Sarbanes Oxley compliance, tax, treasury and budgeting/forecasting functions. Mr. Reinhart is a C.P.A. He earned his Masters of Business Administration from The Wharton School at the University of Pennsylvania and his undergraduate degree in Business and Economics from Lehigh University.

        Valerie Riddle, M.D., 49.    Dr. Riddle has been our Senior Vice President, Medical Director since March 2010.  Prior to that, she served as our Vice President, Medical Director since the merger on August 3, 2007, and from October 2003 through August 3, 2007 held the same position with Former PharmAthene prior to the merger. Prior to joining the Company, Dr. Riddle was with Guilford Pharmaceuticals, Inc. as Vice President, Medical Affairs and was promoted to Vice President, Clinical and Medical Affairs in 2002. From 1998 to 1999, Dr. Riddle was with MedImmune, Inc. first as Director, Medical Sciences and, later, as Senior Director, Medical Sciences. Prior to 1998, Dr. Riddle spent several years at Washington Hospital Center in Washington, D.C., most recently as Director, HIV Service. Dr. Riddle received her Bachelor of Arts in Chemistry, cum laude, from the University of South Florida in 1984 and her Doctor of Medicine degree from University of South Florida in 1989 and is Board certified in Internal Medicine and Infectious Diseases.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors, executive officers, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC. Based solely on our review of copies of these reports filed with the SEC, we believe there has been compliance with all Section 16(a) filing requirements applicable to such directors, executive officers and 10% beneficial owners for 2009.

Corporate Governance

Corporate Governance Guidelines

        Pursuant to the Delaware General Corporation Law and the Company’s Bylaws, the Company’s business, property and affairs are managed by or under the direction of the Board of Directors. Members of the Board are kept informed of the Company’s business through discussions with the Chief Executive Officer and other officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees. We currently have seven members on our Board, all of whom are standing for re-election.

Code of Ethics and Business Conduct

        PharmAthene has a Code of Ethics and Business Conduct that applies to all directors, officers and employees, which can be found on our website, www.pharmathene.com, under the heading “Investor Relations” (see “Corporate Governance Information”— ”Code of Ethics and Business Conduct”) or by writing to PharmAthene, Inc., One Park Place, Suite 450, Annapolis, MD 21401, c/o Corporate Secretary. All of our directors, officers and employees are expected to be familiar with the Code and to adhere to those principles and procedures set forth in the Code that apply to them. The Company will post any amendments to the Code of Ethics and Business Conduct, as well as any waivers that are required to be disclosed by the rules of either the SEC or the NYSE Amex, on the Company’s web site.

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

Board Leadership Structure

To assure effective and independent oversight of management, our Board of Directors operates with the roles of Chief Executive Officer and Chairman of the Board separated in recognition of the differences between these two roles in the management of the Company.   The Chairman of the Board is an independent, non-management role.

Our Board of Directors believes that this leadership structure provides the most effective leadership model for our company.  By permitting more effective monitoring and objective evaluation of the Chief Executive Officer’s performance, this structure increases the accountability of the Chief Executive Officer.  A separation of the Chief Executive Officer and Chairman roles also prevents the former from controlling the Board's agenda and information flow, thereby reducing the likelihood that the Chief Executive Officer would abuse his power.

Board Oversight of Risk Management

Our Board believes that overseeing how management manages the various risks we face is one of its most important responsibilities to the Company’s stakeholders. Our Board believes that, in light of the interrelated nature of the Company’s risks, oversight of risk management is ultimately the responsibility of the full Board; however,it has delegated this responsibility to the audit committee with respect to financial risk.  The audit committee periodically meets with management and the registered independent public accounting firm to review the Company’s major financial risk exposures and the steps taken to monitor and control such exposures.  Our Board meets regularly to discuss the strategic direction and the issues and opportunities facing our company in light of trends and developments in the biodefense industry and general business environment.   Throughout the year, our Board provides guidance to management regarding our strategy and helps to refine our operating plans to implement our strategy.  The involvement of the Board in setting our business strategy is critical to the determination of the types and appropriate levels of risk undertaken by the Company.

Board Meetings

        During the fiscal year ended December 31, 2009, the Board held 20 meetings and the Board Committees held a total of 21 meetings. Each incumbent director attended more than 75% of the total number of meetings of the Board and the Board Committees of which he or she was a member during the period he or she served as a director in fiscal year 2009. The Board of Directors met in executive session on six occasions in the fiscal year ended December 31, 2009.

Director Attendance at Annual Meeting

        The Company has no specific policy regarding director attendance at its Annual Meeting. Generally, however, Board meetings are held immediately preceding and following the Annual Meeting, with directors attending the Annual Meeting. Our Annual Meeting held on October 29, 2009 was attended by all seven of our directors at that time.

Board Committees

        The Board currently has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. In addition, the Board has a Governance and Nominating Committee, Compensation Committee and Government Affairs Committee. Each Committee, with the exception of the Government Affairs Committee, consists entirely of independent, non-employee directors (see “Director Independence” below). The charter of each Board Committee (other than the Governmental Affairs Committee, which does not currently have a charter) is available free of charge on our website, www.pharmathene.com, under the heading “Investor Relations” (see “Corporate Governance—Highlights—Audit Committee Charter,” “—Compensation Committee Charter” and “—Governance and Nominating Committee Charter”) or by writing to PharmAthene, Inc., One Park Place, Suite 450, Annapolis, MD 21401, c/o Corporate Secretary.

        The following table below sets forth the Committees, current membership of each Committee and the number of Committee meetings held in 2009.

Fiscal Year Ended December 31, 2009

Name	Audit		Governance And Nominating		Compensation		Government Affairs
Joel McCleary					X	*	X	*
John Gill	X	*			X
James H. Cavanaugh, Ph.D.	X		X	*			X
Steven St. Peter, M.D.			X		X
David P. Wright							X
Jeffrey W. Runge, M.D.
Total 2009 Meetings	4		4		12		1

* Committee Chairperson

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

        The current members of our Audit Committee each meet the independence criteria for directors set forth under the rules of the NYSE Amex and the additional independence criteria for members of audit committees specified in Section 803B of the NYSE Amex Company Guide and Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Each member of our Audit Committee is financially literate under the current listing standards of the NYSE Amex. Our Board has determined that John Gill, the chairman of the Audit Committee, qualifies as an “audit committee financial expert,” as such term is defined by SEC rules. See page 15 of this Form 10-K/A for the Audit Committee Report.

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

        The Company is of the view that the continuing service of qualified incumbents promotes stability and continuity in the board room, contributing to the ability of the Board of Directors to work as a collective body, while giving the Company the benefit of the familiarity and insight into the Company’s affairs that its directors have accumulated during their tenure. Accordingly, the process of the Governance and Nominating Committee for identifying nominees reflects the Company’s practice of re-nominating incumbent directors who continue to satisfy the Governance and Nominating Committee’s criteria for membership on the Board of Directors, whom the Governance and Nominating Committee believes continue to make important contributions to the Board of Directors and who consent to continue their service on the Board of Directors. The Governance and Nominating Committee will identify and/or solicit recommendations for new candidates when there is no qualified and available incumbent.

        The Governance and Nominating Committee will consider nominees recommended by security holders. There are no differences in the manner in which the committee evaluates nominees for director based on whether the nominee is recommended by a security holder, subject to the requirements under our Amended and Restated Certificate of Incorporation with respect to the appointment of two directors by the holders of the Notes for as long as at least 30% of the aggregate principal amount of the Notes remains outstanding. Stockholders who would like to have our Governance and Nominating Committee consider their recommendations for nominees for the position of director, should submit their recommendations, in accordance with the procedures set forth below, in writing to: Corporate Secretary, PharmAthene, Inc., One Park Place, Suite 450, Annapolis, MD 21401. In order to be considered for inclusion in the proxy statement and form of proxy for the annual meeting of stockholders to be held in 2011, the stockholder’s notice must be received by us not less than 120 days before the first anniversary of the date of this proxy statement, i.e., January 1, 2011. If we change the date of our 2011 Annual Meeting by more than 30 days from the date of the 2010 Annual Meeting, then the deadline is a reasonable time before we begin to print and send our proxy materials.

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

        Noteholder Directors.    Pursuant to our Amended and Restated Certificate of Incorporation, the two directors appointed by the Noteholders have the right to serve as members of each of the Compensation and the Governance and Nominating Committee of our Board for as long as at least 30% of the original principal amount of the Notes remains outstanding.

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

Audit Committee Report1

        The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2009 with management of the Company and has furnished the following report for inclusion in this Form 10-K/A.

        The Audit Committee consists of two (2) directors named below. Each member of the Audit Committee is an independent director as defined by applicable SEC rules and NYSE Amex listing standards. In addition, the Board has determined that John Gill is the “audit committee financial expert” as defined by applicable SEC rules and that James H. Cavanaugh, Ph.D. satisfies the “financial sophistication” criteria under the applicable rules of the NYSE Amex. The Audit Committee operates under a written charter adopted by the Board, which is available free of charge on our website under the heading “Investor Relations” (see “Corporate Governance—Audit Committee Charter”), or by writing to PharmAthene, Inc., One Park Place, Suite 450, Annapolis, MD 21401, c/o Corporate Secretary.

        Management is responsible for the Company’s internal controls and preparing the Company’s consolidated financial statements. The Company’s independent accountants are responsible for performing an independent audit of the consolidated financial statements in accordance with generally accepted auditing standards and issuing a report thereon. The Committee is responsible for overseeing the conduct of these activities and appointing the Company’s independent accountants. As stated above and in the Committee’s charter, the Committee’s responsibility is one of oversight. The Committee does not provide any expert or special assurance as to the Company’s financial statements concerning compliance with laws, regulations or generally accepted accounting principles. In performing its oversight function, the Committee relies, without independent verification, on the information provided to it and on representations made by management and the independent accountants.

        The Audit Committee reviewed and discussed the Company’s consolidated financial statements for the year ended December 31, 2009 with management and the independent accountants. Management represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles. The Audit Committee discussed with the independent accountants matters required to be discussed by Statement on Auditing Standard No. 61, as amended, Communication with Audit Committees, as adopted by the Public Company Accounting Oversight Board. The Committee also reviewed, and discussed with management, management’s report on internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

        The Company’s independent accountants provided to the Audit Committee the written disclosures and the letter required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, and the Committee discussed with the independent accountants their independence. The Audit Committee concluded that Ernst & Young’s provision of non-audit services, as described in this Form 10-K/A, to the Company and its affiliates is compatible with Ernst & Young’s independence.

        Based on the Audit Committee’s discussion with management and the independent accountants and the Audit Committee’s review of the representations of management, the written disclosures and the letter from the independent accountants and the report of the independent accountants, the Committee recommended that the Board include the audited consolidated financial statements in the Form 10-K for the year ended December 31, 2009 for filing with the SEC.

SUBMITTED BY THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

John Gill, Chairman
 James H. Cavanaugh, Ph.D.

1  The material in this report is not “soliciting material” and is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, in each case, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 11. Executive Compensation

Summary Compensation Table

        The following Summary Compensation Table sets forth, for the fiscal years ended December 31, 2009 and 2008, all compensation awarded to, earned by, or paid to our former Chief Executive Officer in 2009 and the two most highly compensated executive officers (other than our CEO) who received annual compensation in excess of $100,000. There were no nonqualified deferred compensation earnings paid to any executive in 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Nonequity Incentive Plan Compensation ($)(2)	All Other Compen-sation ($)	Totals ($)
David P. Wright	2009	426,433	—	91,475	67,543	—	15,320	600,771
Chief Executive Officer, Director(3)	2008	407,680	—	—	—	37,917	13,188	458,785

Eric I. Richman	2009	287,782	—	75,210	55,533	—	8,520	427,045
President and Chief Operating Officer(4)	2008	275,126	—	—	—	31,175	8,020	314,321

Wayne Morges, Ph.D.	2009	260,247	—	62,954	163,451	—	9,778	496,430
Vice President, Regulatory Affairs and Quality	2008	249,757	—	—	—	26,095	9,820	285,672

(1) Dollar amounts shown reflect the aggregate grant date fair value of stock/options computed in accordance with FASB ASC Topic 718 (formerly FAS 123R). The fair value was estimated using the assumptions detailed in Note 16 to the Company’s Consolidated Financial Statements included in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2009 and 2008, respectively.

(2)  Dollar amounts shown reflect the cash portion of the bonus granted by our Board in January 2009 for the 2008 fiscal year under our 2008 Bonus Program.

(3)  On April 27, 2010, David P. Wright notified the Company that he was stepping down as Chief Executive Officer of PharmAthene.  Mr. Wright serves on our Board of Directors but to date has not received any compensation for his service in this capacity.

(4)  Mr. Richman was appointed our President and Chief Operating Officer on March 25, 2010.  At December 31, 2009 he was our Senior Vice President, Business Development and Strategic Planning.

Outstanding Equity Awards at Fiscal Year-End

        The following table sets forth information concerning the outstanding equity awards of each of the named executive officers in the Summary Compensation Table as of December 31, 2009.
As of December 31, 2009

	Option Awards(1)					Stock Awards(2)
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
David P. Wright,	51,695	—	2.96	7/15/13	(4)	56,250	(10)	$110,250
Chief Executive Officer,	46,807	—	3.80	1/18/15	(5)	37,185	(11)	72,883
Director(16)	11,071	0	3.80	1/01/16	(6)
	16.096	460	3.80	1/04/17	(7)
	390,000	390,000	5.36	8/30/17	(8)
	—	37,185	2.46	1/21/19	(9)

Eric I. Richman	28,638	—	2.96	11/15/13	(12)	10,000	(14)	$19,600
President and	11,043	—	3.80	1/18/15	(5)	30,573	(11)	59,923
Chief Operating Officer(17)	8,052	230	3.80	1/04/17	(7)
	4,510	—	3.80	2/22/16	(6)
	164,667	95,333	5.20	10/02/17	(13)
	—	30,573	2.46	1/21/19	(9)
Wayne Morges, Ph.D.	15,184	—	3.80	1/31/15	(15)	4,167	(14)	$8,167
Vice President,	4,107	—	3.80	2/22/16	(6)	25,591	(11)	50,158
Regulatory Affairs and Quality	4,026	115	3.80	1/04/17	(7)
	72,833	42,167	5.20	10/02/17	(13)
	—	89,986	2.46	1/21/19	(9)

(1) Reflects options granted under our 2007 Plan as well as options initially granted under the 2002 Long-Term Incentive Plan and assumed by us in the merger and now outstanding under the 2007 Plan.

(2) Reflects restricted common stock awards granted under our 2007 Plan on August 30, 2007 and October 2, 2007. Unless otherwise indicated in the footnotes below, all shares of restricted stock vest in three equal annual installments of 33.3% of the grant beginning on the first anniversary of the date of grant.

(3) Reflects a closing price of our common stock on December 31, 2009 of $1.96 per share. The closing price of our common stock on April 29, 2010 was $1.44.

(4) Reflects options granted on July 15, 2003 which vested in equal annual installments over four years on the anniversary of the date of grant.

(5) Reflects options granted on January 18, 2005 pursuant to which 25% vested immediately and the remainder vested in equal monthly installments over 36 months beginning in the second month following the date of grant.

(6) Reflects options granted on February 22, 2006, pursuant to which 25% vested immediately and the remainder vest in equal monthly installments over 36 months beginning in the second month following the date of grant.

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

(9) Reflects options granted on January 21, 2009 pursuant to which 25% vest on the first, second, third and fourth anniversaries of the grant date.

(10)  Reflects a restricted stock award of 100,000 shares granted on August 30, 2007 pursuant to which 25% vested on the first anniversary of the date of grant, an additional 6.25% of the award vested between September and December 2008, and the remainder vests on an annual basis over the succeeding four (4) years following the first anniversary date as follows: 12.5% of the award on the second anniversary of the date of grant and 18.75% of the award on each of the succeeding three anniversaries so that 100% of the award vests over 5 years. See “Employment Agreements—David P. Wright.”

(11) Reflects restricted stock granted on January 21, 2009 pursuant to which 33.3% vests on each anniversary of the date of grant.

(12) Reflects options granted on October 14, 2003 which vested in equal annual installments over four years on the anniversary of the date of grant.

(13) Reflects options granted on October 2, 2007 pursuant to which 20% vested immediately, 20% vested on the first anniversary of the date of grant and the remainder vests in equal monthly installments over 36 months beginning on the first month following the first anniversary.

(14) Reflects a restricted stock award granted on October 2, 2007 pursuant to which 33.3% vests on each anniversary of the date of grant.

(15) Reflects options granted on January 1, 2005, which vested in equal annual installments over four years on the anniversary of the date of grant.

(16) On April 27, 2010, David P. Wright notified the Company that he was stepping down as Chief Executive Officer of PharmAthene.

(17)  Mr. Richman was appointed our President and Chief Operating Officer on March 25, 2010. At December 31, 2009 he was our Senior Vice President, Business Development and Strategic Planning.

Employment Agreements

David P. Wright

       On April 27, 2010, David P. Wright notified the Company that he was stepping down as Chief Executive Officer of PharmAthene.   In connection with the merger, the Company had entered into an employment agreement with David P. Wright regarding his employment as Chief Executive Officer of the Company. The agreement was subsequently amended effective as of January 21, 2009. Under the agreement, Mr. Wright received a base salary of $392,000 per year subject to increase (which was consistent with the salary he previously received as Former PharmAthene’s Chief Executive Officer) and was eligible to receive annual bonus compensation of up to 30% of his base salary plus additional bonuses at the option and discretion of the Compensation Committee.  Mr. Wright’s salary effective January 1, 2009 was $426,433. On August 30, 2007, the Compensation Committee granted to Mr. Wright a stock option to purchase 780,000 shares of the Company’s common stock pursuant to the 2007 Plan at an exercise price of $5.36, which was equal to the fair market value of a share of the Company’s common stock on the date of the grant as determined in accordance with applicable law and regulations as the closing price of the Company’s common stock on August 30, 2007, and a restricted stock award of 100,000 shares of the Company’s common stock. The option has a term of ten (10) years and, subject to possible acceleration of vesting, vests over a five (5) year period with 25% having vested on August 30, 2008, the first anniversary of the grant date, and the remainder vesting monthly on a pro-rata basis over the succeeding 48 months following the first anniversary date. The restricted stock award initially had the same vesting schedule as the option award, but the employment agreement with Mr. Wright was amended effective as of January 21, 2009, to change the schedule such that, after the initial 25% of the award vested on August 30, 2008, the first anniversary of the grant date, and an additional 6.25% of the award vested between September and December 2008, the remainder would vest on an annual basis over the succeeding four (4) years following that anniversary date as follows: 12.5% of the award on the second anniversary date and 18.75% of the award on each of the succeeding three anniversaries so that 100% of the award vests over 5 years.

        As Chief Executive Officer, Mr. Wright was eligible to receive additional grants of stock options and restricted stock at the discretion of the Compensation Committee and participated in PharmAthene’s standard employee benefits package (including group medical, dental and vision insurance coverage, paid holiday, vacation and sick leave, and 401(k) plan participation) and an automobile allowance in an amount not to exceed $1,000 per month. Also pursuant to the terms of his employment agreement, Mr. Wright was reimbursed for all reasonable, documented business expenses incurred in the course of performing his duties and for legal expenses, up to $10,000, incurred in connection with the review and negotiation of his employment agreement. The agreement requires that, until the expiration of a period of 12 months following termination of his employment, Mr. Wright shall not directly or indirectly engage in the development, production, marketing or sale of products that compete with the products of PharmAthene or assist others in a competing business or induce other employees of PharmAthene to terminate their employment with PharmAthene or engage in a competing business. The employment agreement also requires Mr. Wright to refrain from directly or indirectly disclosing any confidential information obtained while having worked at PharmAthene.

        The employment agreement states that if employment is terminated without cause or Mr. Wright resigns for good reason, in each case as defined below, Mr. Wright is entitled to severance payments in the form of a continuation of his base salary immediately prior to such termination for a period of 12 months following the effective date of the termination and, in addition, an amount of shares equal to up to 25% of the total aggregate amount of options and restricted stock granted on August 30, 2007 would become vested with the remaining balance of unvested options and restricted stock being forfeited. The employment agreement further provided that, in the event of a change in control of PharmAthene, as defined under the employment agreement, and the termination of Mr. Wright’s employment either in connection with the change in control, by the Company without cause or by Mr. Wright with good reason within 12 months following the change in control, in addition to the severance payments to which Mr. Wright would be entitled, all stock options and shares of restricted stock held by Mr. Wright that are not then vested would become immediately and fully vested.

        Under Mr. Wright’s employment agreement, as under our standard executive employment agreement, a termination “for cause” is a termination for (1) willful and substantial misconduct that materially injures us and is not corrected; (2) repeated neglect of duties or failure to act, which can reasonably be expected to materially and adversely affect our business or affairs, after written notice from us; (3) material breach of the confidentiality and related provisions of the employment agreement or of our policies; (4) commission of material fraud with respect to our business and affairs; (5) conviction of, or nolo contendere plea to, a felony; (6) demonstrable gross negligence or (7) habitual insobriety or use of illegal drugs adversely affecting the executive’s duties. Termination “for good reason” means a termination for (a) any material breach by the Company of our obligations under the employment agreement; (b) any material reduction in the executive’s duties, authority or responsibilities without the executive’s consent; (c) any assignment to the executive of duties or responsibilities materially inconsistent with the executive’s position and duties under the employment agreement without consent; (d) a relocation of the Company’s principal executive offices or our determination to require the executive to be based more than 25 miles away; (e) depriving the executive of any material benefit plan and (f) failing to have a successor or assignee of the Company or someone acquiring substantially all of our assets specifically assume the employment agreement. The detriment must in each case persist for at least 20 days after the Company receives written notice from the executive before it constitutes termination for good reason.

Eric I. Richman and Wayne Morges, Ph.D.

        Messrs. Richman and Morges are signatories to our standard executive employment agreement. Under this agreement, executives are paid an annual base salary, payable in equal periodic installments. The base salary is subject to review annually by the Compensation Committee and is subject to increase at the option and sole discretion of the Compensation Committee. Messrs. Richman and Morges are also eligible to receive, at the sole discretion of the Compensation Committee, an annual cash bonus of up to an additional 30%, initially, of their base salary. In addition, the executives are eligible for additional bonuses at the option and sole discretion of the Compensation Committee based on the achievement of certain pre-determined performance milestones and are eligible to receive such stock, option and other awards under our 2007 Plan as may be granted by the Compensation Committee or its designee in its sole discretion. The executives are also entitled to participate in our standard employee benefits package (including group medical, dental and vision insurance coverage, life insurance and death benefit and 401(k) plan participation).  Under their agreements, the executives are furthermore entitled an automobile allowance in an amount not to exceed $1,000 per month.

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

        If the executive is terminated other than for cause or he resigns for good reason (as defined under “—David P. Wright” above), the executive is entitled to receive the payments in (i) through (iii) above as well as severance payments in the form of a continuation of his or her base salary in effect immediately prior to such termination for a period of between 6 and 12 months following the effective date of the termination, payable in consideration for and only after he executes a general release containing terms reasonably satisfactory to us.

Mr. Richman’s original employment agreement provides for a base salary of $195,000 per year starting in 2003, subject to adjustments and eligibility to receive annual bonus compensation at the option and discretion of the Compensation Committee. Mr. Richman’s current salary, which was increased effective March 25, 2010 in connection with his appointment as President and Chief Operating Officer, is $330,950. Mr. Morges’ employment agreement provides for a base salary of $249,757 per year, subject to adjustments and eligibility to receive annual bonus compensation at the option and discretion of the Compensation Committee. Mr. Morges current salary effective April 4, 2010 is $270,657.

Equity Compensation Plan Information

        The following table provides information regarding the number of securities to be issued under our 2007 Plan, the weighted-average exercise price of options issued under the 2007 Plan and the number of securities remaining available for future issuance under the 2007 Plan, in each case as of December 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,913,366	(1)	$3.88	4,752,244	(2)

Equity compensation plans not approved by security holders	—		—	—

Total	4,913,366		$3.88	4,752,244

(1) Does not include 489,338 shares of restricted stock granted under the 2007 Plan as of December 31, 2009.

(2) This amount includes shares underlying unexercised options already granted and reported in the first column.  Under our 2007 Plan, such shares are not treated as issued and are not counted as used against the plan limits until the options are exercised.  If we were to exclude shares underlying unexercised options already granted, this amount would be (161,122), a negative amount, as of December 31, 2009.   Under our 2007 Plan, the number of shares available for issuance under such plan is automatically increased as of the first day of our fiscal year, beginning in 2009 and occurring each year thereafter through 2015, by a number that is equal to the least of (i) 1,100,000 shares, (ii) 2.5% of the outstanding shares of common stock as of the end of our immediately preceding fiscal year, and (iii) any lesser number of shares determined by the Board; provided, however, that the aggregate number of shares available for issuance pursuant to such increases may not exceed a total of 5,700,000 shares.

        Further information regarding our 2007 Plan is contained in Note 13 to our consolidated financial statements for the fiscal year ended December 31, 2009 contained in our Annual Report on Form 10-K for that year.

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

        The Bonus Program is intended to be applicable to the following members of management: the Chief Executive Officer, the President and Chief Operating Officer, the Senior Vice President and Chief Financial Officer, the Senior Vice President-Operations, the Senior Vice President & General Counsel, the Senior Vice President-Medical Director, the Vice President-Regulatory Affairs and Quality, the Senior Vice President, Policy and Government Affairs and the Senior Vice President-Chief Scientific Officer. Annually and based upon the recommendations of the Chief Executive Officer and the Compensation Committee, the Board of Directors will approve (i) a target bonus pool amount; (ii) a target bonus payout for each executive in the Bonus Program, (iii) the financial achievement percentages and bonus modifiers that will be used to determine the component of the bonus based upon a comparison of the Company’s financial and operational performance for the fiscal year against the Board approved financial and operating plan for the fiscal year, (iv) the executives’ personal objectives for the fiscal year, and (v) the weight or importance of the corporate financial performance objectives and the personal objectives. After the end of each fiscal year, the Compensation Committee will measure the Company’s actual financial performance and consider each executive’s personal performance to determine the appropriate adjustment to the executive’s target bonus.

        Determining the annual target bonus pool.    In each fiscal year, the Board of Directors will determine a target bonus pool for that fiscal year and determine how much of that pool should be allocated to executive officers and how much should be allocated to all other personnel. This pool will be a target which may be revised by the Board at their discretion.

        For fiscal year 2010, the target bonus pool is equal to the approximate sum of 30% of the aggregate base salary of the executive officers and certain other key employees and 10% of the aggregate base salary of all other employees of the Company.

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

        Determining the annual target bonus.    During each fiscal year, the Compensation Committee shall determine the target bonus for each executive in the Bonus Program taking into account any terms regarding bonuses which may be contained in each executive’s employment agreement. Under his employment agreement, Mr. Wright was eligible to receive a bonus equal to up 30% of his base salary. The Board will consider all factors that it deems relevant to such determination, including, but not limited to, the recommendations of our Chief Executive Officer (except with respect to his own bonus), competitive market conditions, and the Board’s assessment of the level of growth reflected in the Company’s financial performance objectives. The executives are not subject to a maximum bonus payout. All bonuses will be paid in cash.

        For fiscal year 2010, the target bonus payout for executive officers and certain other key employees is 30% of the 2010 base salary of the relevant executive officer and such other key employees. The target bonus payout for non-executive employees has been set at 10% of the 2010 base salary of the relevant non-executive employee. These annual target bonus levels may be modified based upon the terms of employment agreements with our executives, which have been approved by the Chief Executive Officer and Board of Directors, as applicable, changes in market conditions or performance of the Company in each case in the sole discretion of the Board of Directors.

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

        The Compensation Committee has established with management specific strategic goals for 2010 as follows, with percentage weighting reflecting the approximate percentage value to be placed upon the achievement of each target:

•	Secure additional significant advanced development funding for SparVax™.(20%)

•	Secure an advanced development contract with significant funding for Valortim® (20%)

•	Secure additional significant funding for Protexia® (20%)

•	Financial performance in line with budgets and forecasts presented to the Board of Directors subject to later modifications presented to and approved by the Board (10%)

•	Achieve positive stock price performance and communications with the markets (30%)

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

Director Compensation

        The following table sets forth the cash and non-cash compensation of our directors (other than our former Chief Executive Officer, who was not separately compensated for his service on the Board) for the fiscal year ended December 31, 2009. In the paragraph following the table and in the footnotes, we describe our standard compensation arrangement for service on the Board of Directors and Board Committees.

For the Fiscal Year Ended December 31, 2009

Name(1)	Fees Earned or Paid in Cash($)(2)	Option Awards ($)(3)	Total ($)
John Pappajohn	28,750	50,283	79,033
Joel McCleary	34,500	50,283	84,783
John Gill(4)	40,500	131,011	171,511
James H. Cavanaugh, Ph.D.	37,500	50,283	87,783
Steven St. Peter, M.D.	28,000	50,283	78,283
Derace L. Schaffer, M.D.	22,500	50,283	72,783
Jeffrey W. Runge, M.D.	—	18,476	18,476

(1)  See the Summary Compensation Table for disclosure related to compensation paid to David P. Wright, our former Chief Executive Officer. To date, Mr. Wright has not received any additional compensation for his services as a member of our Board of Directors.

(2) Fees earned are based on membership on the Board of Director, committee membership and leadership positions. Please refer to our general policy on compensation of the members of our Board of Directors below in the section entitled “General Policy Regarding Compensation of Directors.” In addition to the other compensation received, members of the Board of Directors are reimbursed for the reasonable out-of-pocket costs incurred by them in connection with travel to and from Board and committee meetings. None of such reimbursements amounted to $10,000 or more.

(3) The amounts in this column represent the aggregate grant date fair value computed in accordance with FAS ASC Topic 718.  As of December 31, 2009, the aggregate number of option awards outstanding (vested and unvested) for each of Mr. Pappajohn and Dr. Schaffer was 50,000, for Dr. Cavanaugh was 52,759, for Mr. Gill was 92,759, for Mr. McCleary was 102,759, for Dr. St. Peter was 51,104 and for Dr. Runge was 20,000.

(4) On August 14, 2009, in recognition of his services as chair of the Audit Committee of the Board, the Company granted to John Gill an option to purchase 40,000 shares of our common stock at an exercise price of $2.92 per share based on the closing price of our common stock on the grant dated as reported on the American Stock Exchange (now NYSE Amex) on that day.  Fifty percent of such options vested immediately and fifty percent will vest on the first anniversary of the grant date. The fair value of the options was $2.02 per share, determined using the Black-Scholes option valuation method.

General Policy Regarding Compensation of Directors

        On June 8, 2009, the Board approved the following annual compensation for non-employee members of our Board:

• $30,000 cash retainer for membership on the Board,

• $25,000 additional cash retainer for the chairman of the Board,

• $1,500 cash payment per regular Board meeting attended in excess of four per year (including telephonic meetings),

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

In addition, every non-employee member of our Board is entitled annually to receive an option to purchase 20,000 shares of our common stock on the date of our annual meeting of stockholders, at an exercise price per share based on the closing price of our common stock on the grant date as reported on the NYSE Amex, and immediately vesting on the grant date. For fiscal years 2008 and 2009, these option grants were made in March 2009 (at which time the award was still 10,000 options) and August 2009, respectively.  In August 2009, in recognition of the services he provides as chair of the Audit Committee, Mr. Gill was granted an option to purchase 40,000 shares of common stock at an exercise price of $2.92 per share based on the closing price of the common stock on the grant date as reported on the NYSE Amex.

        In addition to the above compensation, upon initially joining the Board, a member is entitled to receive options to purchase 20,000 shares of common stock.

Compensation Committee Interlocks and Insider Participation

        During the fiscal year ended December 31, 2009, the members of our Compensation Committee were Joel McCleary, John Gill and Steven St. Peter, M.D. All of these members, who continue to serve on the Compensation Committee, are independent directors, and no member is or has been an employee or former employee of PharmAthene. In addition, no Committee member had any relationship requiring disclosure under “Item 13.  Certain Relationships and Related Transactions” in this Form 10-K/A.

        During the fiscal year ended December 31, 2009, none of our executive officers served on the Compensation Committee (or its equivalent) or on the Board of Directors of another entity, one of whose executive officers served on our Compensation Committee or our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and RelatedStockholder Matters

        The following table sets forth information, as it was available to the Company on April 30, 2010, based on information furnished by the persons named below, obtained from our transfer agent and/or obtained from certain beneficial ownership filings made by the persons named below with the SEC, with respect to the beneficial ownership of shares of the Company’s common stock by (i) each person known by us to be the owner of more than 5% of our outstanding shares of the Company’s common stock (inclusion in this table shall not be deemed an admission of affiliate status), (ii) each director, nominee for director and named executive officer and (iii) all directors and executive officers as a group. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Shares(2)
Funds Affiliated with MPM Bioventures III, L.P.(3)	6,570,822	19.8%
HealthCare Ventures VII, L.P.(4)	4,557,562	14.6%
AmTrust Capital Management, Inc. (and affiliate)(5)	1,972,874	6.6%
Kelisia Holdings Limited (and affiliate)(6)	3,733,334	12.4%
Baker Brothers Investments II, L.P., Baker Brothers Life Sciences, L.P. and 14159, L.P(7)	4,032,306	9.9	%(7)
John Pappajohn(8)**	861,164	2.9%
David P. Wright(9)**	1,020,676	3.3%
James H. Cavanaugh, Ph.D.(10)**	4,557,562	14.6%
Steven St. Peter, M.D.(11)**	51,104	*
John Gill(12)**	72,759	*
Joel McCleary(13)**	227,973	*
Derace L. Schaffer, M.D.(14)**	1,354,661	4.4%
Eric I. Richman(15)**	320,628	1.1%
Jeffrey W. Runge(16)**	20,000	*
Michel Sayare, Ph.D.**(17)	20,000	*
Wayne Morges, Ph.D. (18)	168,353	*
All directors and executive officers as a group (17 persons)	9,303,100	27.6%

* Less than 1.0%

** Director

(1) Unless otherwise indicated in other footnotes, the address for each beneficial owner is c/o PharmAthene, Inc., One Park Place, Suite 450, Annapolis, MD 21401.

(2) Based on 30,086,019 shares of common stock outstanding as of April 30, 2010. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying warrants, Notes or subject to options held by that person that are currently exercisable or exercisable within 60 days are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the following footnotes or pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name.

(3) Includes 2,352,271 shares issuable upon conversion of the 10% Convertible Notes (including shares underlying interest that will accrue within 60 days of April 30, 2010) and 729,108 shares issuable upon exercise of the related warrants. MPM BioVentures III GP, L.P. and MPM BioVentures III LLC are the direct and indirect general partners of MPM BioVentures III-QP, L.P., MPM BioVentures III GmbH & Co. Beteiligungs KG, MPM BioVentures III, L.P. and MPM BioVentures III Parallel Fund, L.P. The Series A members of MPM BioVentures III LLC and managers of MPM Asset Management Investors 2004 BVIII LLC are Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Dennis Henner, Nicholas Simon III, Michael Steinmetz and Kurt Wheeler, who disclaim beneficial ownership of these shares except to the extent of their proportionate pecuniary interest therein. Dr. Steven St. Peter, a member of our Board of Directors, is affiliated with the MPM Funds, but is not a member of the general partners and thus is not deemed to have beneficial ownership of the shares owned by the MPM Funds. The address for the MPM Funds is The John Hancock Tower, 200 Clarendon Street, 54th floor, Boston, MA, 02116.

(4) Includes 906,562 shares issuable upon conversion of the 10% Convertible Notes (including shares underlying interest that will accrue within 60 days of April 30, 2010), 280,998 shares issuable upon exercise of the related warrants and the shares underlying the options mentioned below. Dr. James Cavanaugh, a member of our Board of Directors, is a general partner of HealthCare Partners VII, L.P., which is the general partner of HealthCare Ventures VII, L.P. In such capacity he may be deemed to share voting and investment power with respect to these shares. Dr. Cavanaugh disclaims beneficial ownership of these shares except to the extent of his proportionate pecuniary interest therein. Dr. Cavanaugh owns options to purchase 52,759 shares of common stock which were exercisable as of April 30, 2010 or will be exercisable within 60 days thereof and are therefore included in this number (out of a total of 52,759 options held by Dr. Cavanaugh). The remaining general partners of HealthCare Partners VII, L.P. are Dr. Christopher Mirabelli, Mr. Harold Werner, Mr. Augustine Lawlor and Mr. John Littlechild. The address for HealthCare Ventures VII, L.P. is 44 Nassau Street, Princeton, New Jersey 08542.

(5) Includes shares issuable upon the exercise of 10,000 immediately vested options granted to Leap Tide Capital Management, Inc. (formerly known as AmTrust Capital Management, Inc.), a Delaware corporation (“AmTrust”) effective March 10, 2009 in connection with a consulting agreement. All other information regarding AmTrust and its affiliate is based on information disclosed in a Statement on Schedule 13G (the “AmTrust 13G”) filed with the SEC on October 27, 2008. According to the AmTrust 13G, each of AmTrust and Jan Loeb, its President and member of its board of directors, and a citizen of the United States, may be deemed to beneficially own the 1,962,874 shares of common stock (not including the 10,000 above). The address for AmTrust and Jan Loeb is 10451 Mill Run Circle, Owings Mills, Maryland, 21117.

(6) Based on information disclosed in a Statement on Schedule 13D filed with the SEC on October 10, 2008: Kelisia is an indirect, wholly-owned subsidiary of Panacea Biotech Limited, a public limited company established under the laws of India (“Panacea Biotec”), and as such, Panacea Biotec may be deemed to have indirect beneficial ownership of the 6,478,432 shares of common stock. The address for Kelisia is 29 Theklas Lyssioti Street, Cassandra Centre 2nd Floor, 3731 Limassol, Cyprus. The address for Panacea Biotec is B-1 Extn./A-27, Mohan Co-op. Industrial Estate, Mathura Road, New Delhi -110044, India.

(7) Includes 3,011,147 shares issuable upon conversion of the 10% Convertible Notes (including shares underlying interest that will accrue within 60 days of April 30, 2010) and 933,333 shares issuable upon exercise of the related warrants. The Notes and warrants are only convertible to the extent that the holders thereof and their affiliates would beneficially own, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, no more than 9.999% of the outstanding shares of common stock of PharmAthene after conversion. As a result of this restriction, the number of shares that may be issued on conversion of the Notes by the holder may change depending upon changes in the outstanding shares. The number of shares issuable upon conversion of the Notes and warrants held by any particular Baker Bros. affiliate will also depend upon the extent to which the Notes and warrants held by other Baker Bros. affiliates have previously been converted.

(8) Includes options to purchase 50,000 shares of common stock. Mr. Pappajohn is the Chairman of our Board of Directors. In addition, Mr. Pappajohn’s spouse was the beneficial owner of 563,497 (or 1.87%) of our shares of common stock as of April 30, 2010.

(9)  Includes 137,185 restricted shares (included herein irrespective of the vesting date), options to purchase 586,364 shares of common stock (representing the portion of unexercised options to purchase a total of  999,388 shares of common stock that was exercisable as of April 30, 2010 or will become exercisable within 60 days thereof), 26,575 shares issuable upon conversion of the 10% Convertible Notes (including shares underlying interest that will accrue within 60 days of April 30, 2010) and 8,237 shares issuable upon exercise of the related warrants. On April 27, 2010, David P. Wright notified the Company that he was stepping down as Chief Executive Officer of PharmAthene.

(10)  Dr. Cavanaugh is a general partner of HealthCare Partners VII, L.P., which is the general partner of HealthCare Ventures VII, L.P. In such capacity, he may be deemed to share voting and investment power with respect to the shares of our common stock held by HealthCare Ventures VII, L.P. and issuable to HealthCare Ventures VII, L.P. upon the conversion of Notes. Dr. Cavanaugh disclaims beneficial ownership of these shares except to the extent of his proportionate pecuniary interest therein. Dr. Cavanaugh’s beneficially owned shares also include options to purchase 52,759 shares of our common stock that were exercisable as of April 30, 2010 or will become exercisable within 60 days thereof, 906,562 shares issuable upon conversion of the 10% Convertible Notes (including shares underlying interest that will accrue within 60 days of April 30, 2010) and 280,998 shares issuable upon exercise of the related warrants. Dr. Cavanaugh’s address is c/o HealthCare Ventures VII, L.P., 44 Nassau Street, Princeton, New Jersey 08542. Dr. Cavanaugh is a member of our Board of Directors.

(11)  Consists of options to purchase 51,104 shares of our common stock which were exercisable as of April 30, 2010 or will become exercisable within 60 days thereof. Dr. St. Peter is a member of our Board of Directors.  Dr. St. Peter is affiliated with the MPM Funds discussed in footnote (3) above, but is not a member of the general partners and thus is not deemed to have beneficial ownership of the shares owned by the MPM Funds.

(12)  Consists of options to purchase 72,759 shares of common stock which were exercisable as of April 30, 2010 or will be exercisable within 60 days thereof and are therefore included in this number (out of a total of 92,759 options held by Mr. Gill). Mr. Gill is a member of our Board of Directors.

(13) Includes options to purchase 102,759 shares of common stock that were exercisable as of April 30, 2010 or will become exercisable within 60 days thereof) and 18,171 shares issuable upon conversion of the 10% Convertible Notes (including shares underlying interest that will accrue within 60 days of April 30, 2010) and 5,633 shares issuable upon exercise of the related warrants. Mr. McCleary is a member of our Board of Directors.

(14) Includes options to purchase 50,000 shares of common stock, 430,164 shares issuable upon conversion of the 10% Convertible Notes (including shares underlying interest that will accrue within 60 days of April 30, 2010) and 133,333 shares issuable upon exercise of the related warrants. Dr. Schaffer is a member of our Board of Directors. Of the 430,164 shares issuable upon conversion of the 10% Convertible Notes, 40% are issuable in respect of Notes held directly by Dr. Schaffer and 60% are issuable in respect to Notes held in Dr. Schaffer’s IRA.

(15) Includes 60,573 restricted shares (included herein irrespective of vesting date), options to purchase a total of 250,783 shares of common stock (representing the portion of options to purchase a total of 443,046 shares of common stock that was exercisable as of April 30, 2010 or will become exercisable within 60 days thereof), 7,078 shares issuable upon conversion of the 10% Convertible Notes (including shares underlying interest that will accrue within 60 days of April 30, 2010) and 2,194 shares issuable upon exercise of the related warrants.  On March 25, 2010, Mr. Richman was appointed our President and Chief Operating Officer.

(16) Includes options to purchase a total of 20,000 shares of common stock  that were exercisable as of April 30, 2010 or will become exercisable within 60 days thereof. Dr. Runge is a member of our Board of Directors.

(17) Includes options to purchase a total of 20,000 shares of common stock that were exercisable as of April 30, 2010 or will become exercisable within 60 days thereof). Dr. Sayare is a member of our Board of Directors.

(18)  Includes 38,091 restricted shares (included herein irrespective of vesting date), options to purchase a total of 130,262 shares of common stock (representing the portion of options to purchase a total of 228,418 shares of common stock that was exercisable as of April 30, 2010 or will become exercisable within 60 days thereof.

Item 13. Certain Relationships and Related Transactions, and Director Independence

        There are no familial relationships among our directors, nominees and/or executive officers.

       In connection with the August 3, 2007 merger, PharmAthene, its principal Stockholders and its advisors had been contacted by third party investors (collectively, the “New Investors”) indicating an interest in making an investment in PharmAthene through the purchase of a significant number of shares of common stock in privately negotiated transactions with our existing Stockholders but required that, in connection with the purchases, they receive additional shares of our common stock from our founders and from certain Stockholders of Former PharmAthene, receiving shares of our common stock as a result of the merger.

        As a result, our principal stockholders and management team entered into agreements to provide the New Investors with these additional shares contingent upon the approval and consummation of the merger and advised the New Investors that they were required to obtain the right to vote the shares to be purchased and vote any shares so purchased in favor of the proposals before the Special Meeting of Stockholders or obtain from the sellers of such shares a vote in favor of the proposals. The New Investors purchased, in the aggregate, 2,429,360 shares of our common stock. The purchase option agreements entered into by John Pappajohn, Derace Schaffer, M.D., Edward Berger, Wayne Schellhammer and Matthew Kinley, our founders and executive officers and directors prior to the merger (collectively, the “HAQ Insiders”), and the New Investors granted the New Investors options to acquire up to 1,266,752 shares of our common stock in the aggregate (which amount was subject to reduction pro rata to the extent that less than 2,800,000 shares of our common stock was purchased by the New Investors); since only 2,429,360 shares of common stock were purchased by the New Investors in the aggregate, 1,099,070 shares became subject to the options. The options were purchased for an aggregate purchase price of $100 and the exercise price per share was $.0001 per share. The options became exercisable in August 2008 and were exercised in full in 2008 and 2009.

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

        On August 3, 2007, holders of existing bridge notes of Former PharmAthene received 8% convertible notes in exchange for such bridge notes in connection with the HAQ merger. Between August 3, 2007 and August 3, 2009 (the maturity date of the 8% convertible notes), funds affiliated with Bear Stearns Health Innoventures Management, LLC held 8% convertible notes in the aggregate principal amount of $2,541,079.  Elizabeth Czerepak, a member of our Board until July 2008, was also a member of Bear Stearns Health Innoventures Management, LLC. Between August 3, 2007 and July 28, 2009, HealthCare Ventures VII, L.P. and MPM Bioventures III, L.P. and affiliated funds held 8% convertible notes in the aggregate principal amount of $1,815,057 and $4,709,554, respectively.

        As of July 28, 2009, we cancelled a portion of our then outstanding 8% convertible notes and issued 10% convertible notes (the “Notes”) and related stock purchase warrants to holders of the cancelled 8% convertible notes as well as to certain new investors in a private placement. This private placement resulted in:

•  the exchange of a portion of our 8% convertible notes in the aggregate principal amount plus accrued interest totaling $8.8 million for new Notes, convertible into shares of common stock at a conversion price of approximately $2.54 per share;

• the issuance of additional Notes in the aggregate principal amount of $10.5 million to new investors; and

• the issuance to the recipients of the Notes of stock purchase warrants to purchase up to 2.6 million shares of common stock at $2.50 per share, which warrants are exercisable from January 28, 2010 through January 28, 2015.

        HealthCare Ventures VII, L.P. and MPM Bioventures III, L.P. and its affiliated funds were among those holders of 8% convertible notes who chose, in lieu of receiving a cash payment representing principal and accrued interest, to receive Notes and related stock purchase warrants. In particular, HealthCare Ventures VII, L.P. received Notes in the aggregate principal amount of $2,107,483 and warrants to purchase up to 280,998 shares of common stock. MPM Bioventures III, L.P. and affiliated funds received Notes in the aggregate principal amount of $5,468,315 and warrants to purchase up to 729,109 shares of common stock. Our director Dr. James Cavanaugh is a general partner of HealthCare Partners VII, L.P., which is the general partner of HealthCare Ventures VII, L.P. Our director Dr. Steven St. Peter, while affiliated with the MPM Funds, is not a member of the general partners and thus is not deemed to have beneficial ownership of the shares owned by the MPM Funds. In addition, our CEO and director David Wright, our director Joel McCleary and our executive officer Eric Richman exchanged their 8% convertible notes for Notes in the principal amount of $61,777, $31,046 and $9,454, respectively, as well as warrants to purchase 8,237, 4,140 and 1,261 shares of common stock, respectively. Of the $10.5 million in aggregate principal amount of Notes sold to new investors, $1,000,000 was purchased by the spouse of the Chairman of our Board, John Pappajohn, and $1,000,000 was purchased by our director Derace Schaffer, each of whom also received warrants to purchase 133,333 shares of common stock. An additional $28,196 in aggregate principal amount of Notes was purchased by our director Joel McCleary and our executive officers Christopher Camut and Eric Richman, who also received warrants to purchase an aggregate of 3,759 shares of common stock.

           The information required by Item 407(a) of Regulation S-K on Director Independence is incorporated herein by reference to “Item 10.  Directors, Executive Officers and Corporate Governance - Directors” in this Form 10-K/A.

Item 14.  Principal Accounting Fees and Services.

Audit Fees, Audit Related Fees, Tax Fees and Other Fees

        The following table sets forth the aggregate fees billed to the Company during the fiscal years ended December 31, 2009 and 2008 by E&Y:

	Fiscal 2009	Fiscal 2008
Audit Fees(1)	$736,261	$579,000
Audit Related Fees(2)	$142,360	$188,026
Tax Fees(3)	$0	$12,180
All Other Fees	$—	$—

Total Fees	$878,621	$779,206

(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements included in our Annual Report on Form 10-K and review of the interim consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements. For the fiscal year ended December 31, 2009 and 2008, fees for professional services billed by E&Y were $736,261 and $579,000, respectively.

(2) Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to Sarbanes-Oxley compliance.  For the fiscal years ended December 31, 2009 and 2008, fees for professional services billed by E&Y were $142,360 and $188,026, respectively.

(3) Tax Fees were billed for services including assistance with tax compliance and the preparation of tax returns, tax consultation services, assistance in connection with tax audits and tax advice related to mergers, acquisitions and dispositions. For the fiscal years ended December 31, 2009 and 2008, fees for professional services billed by E&Y were $0 and $12,180, respectively.

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
31.1
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).  As a result of the notice of resignation of our former Chief Executive Officer received on April 27, 2010, the individual providing this certification is performing the functions of a principal executive officer.

31.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Annapolis, State of Maryland, on the 30th day of April, 2010.

PHARMATHENE, INC.

By:	/s/ Eric I. Richman
Eric I. Richman
President and Chief Operating Officer

INDEX TO EXHIBITS

No.	Description
31.1
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to SEC
Rule 13a-14(a)/15d-14(a).  As a result of the notice of resignation of our former Chief Executive Officer received on April 27, 2010, the individual providing this certification is performing the functions of a principal executive officer.

31.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).