Form 10-Q
period 2010-03-31
PHARMATHENE, INC
filed 2010-05-13
CIK 1326190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:    The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of May 4, 2010 was 30,086,019.

Table of Contents

PHARMATHENE, INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

PHARMATHENE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$735,119	$2,673,567
Restricted cash	100,000	-
Short-term investments	-	3,137,071
Accounts receivable	9,201,010	8,866,346
Other receivables (including unbilled receivables)	7,737,207	8,566,425
Prepaid expenses and other current assets	652,468	973,214
Total current assets	18,425,804	24,216,623

Property and equipment, net	6,481,457	6,262,388
Patents, net	918,368	928,577
Other long-term assets and deferred costs	308,348	308,973
Goodwill	2,348,453	2,348,453
Total assets	$28,482,430	$34,065,014

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$5,957,428	$1,934,119
Accrued expenses and other liabilities	8,422,656	11,532,101
Total current liabilities	14,380,084	13,466,220

Other long-term liabilities	458,846	452,618
Derivative instruments	567,803	835,299
Long-term debt	18,284,030	17,426,513
Total liabilities	33,690,763	32,180,650

Stockholders' (deficit) equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 28,188,288 and 28,130,284 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	2,819	2,813
Additional paid-in-capital	157,673,857	157,004,037
Accumulated other comprehensive income	1,369,901	1,188,156
Accumulated deficit	(164,254,910)	(156,310,642)
Total stockholders' (deficit) equity	(5,208,333)	1,884,364
Total liabilities and stockholders' (deficit) equity	$28,482,430	$34,065,014

See the accompanying notes to the consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2010	2009

Revenue	$3,116,553	$5,521,903

Operating expenses:
Research and development	4,952,393	5,695,326
General and administrative	5,325,422	5,145,999
Depreciation and amortization	245,258	192,478
Total operating expenses	10,523,073	11,033,803

Loss from operations	(7,406,520)	(5,511,900)
Other income (expense):
Interest income	3,483	104,245
Interest expense	(948,150)	(602,115)
Other income (expense)	139,422	(123,841)
Change in market value of derivative instruments	267,496	120,589
Total other income (expense)	(537,749)	(501,122)

Net loss	$(7,944,269)	$(6,013,022)

Basic and diluted net loss per share	$(0.28)	$(0.23)

Weighted average shares used in calculation of basic and diluted net loss per share	28,172,802	26,009,387

See the accompanying notes to the consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months Ended March 31
	2010	2009

Operating activities
Net loss	$(7,944,269)	$(6,013,022)
Adjustments to reconcile net loss to net cash used in operating activities:

Change in market value of derivative instruments	(267,496)	3,085

Depreciation and amortization	245,258	192,478
Measurement period changes in purchase accounting estimates	-	112,173
Compensatory option expense	695,029	951,560
Non cash interest expense on debt	895,155	468,047
Changes in operating assets and liabilities:
Accounts receivable	(306,422)	(1,160,788)
Prepaid expenses and other current assets	1,093,149	(168,509)
Accounts payable	4,180,024	(414,221)
Accrued expenses and other liabilities	(2,972,554)	(742,539)
Net cash used in operating activities	(4,382,126)	(6,771,736)
Investing activities
Purchases of property and equipment	(279,488)	(151,979)
Purchases of short term investments	-	(3,982,682)
Proceeds from sales or maturities of short term investments	3,130,588	400,000
Net cash provided by (used in) investing activities	2,851,100	(3,734,661)
Financing activities

Payments of debt obligations	-	(1,000,000)
Change in restricted cash requirements	(100,000)	4,250,000
Net proceeds from issuance of common stock and warrants	(25,203)	4,978,778
Net cash provided by (used in) financing activities	(125,203)	8,228,778
Effects of exchange rates on cash	(282,219)	(229,364)
Decreases in cash and cash equivalents	(1,938,448)	(2,506,983)
Cash and cash equivalents, at beginning of period	2,673,567	19,752,404
Cash and cash equivalents, at end of period	$735,119	$17,245,421

Supplemental disclosure of cash flow information
Cash paid for interest	$2,853	$124,908
Cash paid for income taxes	$0	$184,226

See the accompanying notes to the consolidated financial statements.

PHARMATHENE, INC.
Notes to Unaudited Consolidated Financial Statements
March 31, 2010

Note 1 - Organization and Business

PharmAthene, Inc. (“PharmAthene” or the “Company”) was incorporated under the laws of the State of Delaware as Healthcare Acquisition Corp. (“HAQ”) in 2005, a special purchase acquisition corporation formed solely to acquire a then unidentified business.  In 2007  HAQ acquired a Delaware corporation which at the time was known as “PharmAthene, Inc.” (the “Merger”); as a result of the Merger, HAQ changed its name to “PharmAthene, Inc.”

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

Historically, we have performed under government contracts and grants and raised funds from investors (including additional debt and equity issued in 2009, and equity issued subsequent to March 31, 2010) to sustain our operations.  Based on the operating cash requirements and capital expenditures expected through the end of 2010, and expected receipts from our government contracts and grants, we currently do not anticipate requiring additional funding to continue our current level of operations through the end of 2010.  We may elect to raise additional capital in 2010 through the issuance of debt and/or equity to expand our business and/or strengthen our financial position or, if our current expectations and estimates about future operating costs prove to be incorrect, we may need to raise additional capital in 2010.   Further, we may need to raise additional capital to fund our operations beyond 2010.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements include the accounts of PharmAthene, Inc. and its wholly-owned subsidiaries, PharmAthene U.S. Corporation (which was merged with and into PharmAthene, Inc. in the first quarter 2009), PharmAthene Canada, Inc., and PharmAthene UK Limited, collectively referred to herein as “PharmAthene”, “we”, “us”, “our” or the “Company”.  All significant intercompany transactions and balances have been eliminated in consolidation.  Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 31, 2009 has been derived from audited consolidated financial statements at that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission. We currently operate in one business segment.

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

Comprehensive Loss

Comprehensive loss includes the total of our net loss and all other changes in equity other than transactions with owners, including (i) changes in equity for cumulative translation adjustments resulting from the consolidation of foreign subsidiaries whose financial statements are prepared for using the local currency as the functional currency, and (ii) unrealized gains and losses on short term available-for-sale investments. Comprehensive loss for the three month periods ended March 31, 2010 and 2009 was approximately $7.8 million and $6.7 million, respectively.  Comprehensive loss was not significantly different from net loss.

Cash and Cash Equivalents

Cash and cash equivalents, are stated at cost which approximates market value.  We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.  Interest income earned on cash and cash equivalents and short-term investments was $0.0 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively.

Short-Term Investments

 Short-term investments consist of investment grade government agency and corporate debt securities due within one year.  All investments are classified as available-for-sale and are recorded at market value.  Unrealized gains and losses are reflected in other comprehensive income (loss).  The estimated fair value of the available-for-sale securities is determined based on quoted market prices or rates for similar instruments.  Management reviews the Company’s investment portfolio on a regular basis and seeks guidance from its professional portfolio manager related to U.S. and global market conditions.  We assess the risk of impairment related to securities held in our investment portfolio on a regular basis. At March 31, 2010 there were no short-term investments.

Significant Customers and Accounts Receivable

Our primary customers are the U.S. Department of Defense (the “DoD”), the National Institute of Allergy and Infectious Diseases (“NIAID”), the Biomedical Advanced Research and Development Authority (“BARDA”), and the National Institutes of Health (“NIH”).

As of March 31, 2010 and December 31, 2009, the Company’s trade receivable balances were comprised solely of receivables from these customers.  Unbilled accounts receivable totaling $7.1 million and $7.7 million as of March 31, 2010 and December 31, 2009, respectively, relate to the contracts with these same customers.

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

Short-term investments consist of investment grade government agency and corporate debt securities due within one year.  All investments are classified as available-for-sale and are recorded at market value.  Unrealized gains and losses are reflected in other comprehensive income (loss).    The estimated fair value of our available-for-sale securities is determined based on quoted market prices or rates for similar instruments.  We review our investment portfolio on a regular basis and seek guidance from our professional portfolio manager related to U.S. and global market conditions.  We assess the risk of impairment related to securities held in our investment portfolio on a regular basis and identified no permanent or “other-than-temporary” impairment as of March 31, 2010 or December 31, 2009.

Intangible Assets

Patents are carried at cost less accumulated amortization which is calculated on a straight line basis over the estimated useful lives of the patents, currently estimated to be 11 years.  Goodwill represents the excess of purchase price over the fair value of net identifiable assets associated with the Avecia Acquisition.  We review the carrying value of our intangible assets for impairment annually during the fourth quarter of every year, or more frequently if impairment indicators exist and concluded that goodwill was not impaired.  Evaluating for impairment requires judgment, including the estimation of future cash flows, future growth rates and profitability and the expected life over which cash flows will occur.  Changes in the Company’s business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an impairment charge equal to the excess of the carrying value of the intangible asset over its estimated fair value.  In accordance with ASC Section 360-10-35, "Impairment or Disposal of Long-Lived Assets" we review assets for impairment. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the assets to the present value of the expected future cash flows associated with the use of the asset. During the three months ended March 31, 2010, no indicators of impairment came to our attention.

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

We analyze each cost reimbursable grant to determine whether we should report such reimbursements as revenue or as an offset to our expenses incurred.  For the three months ended March 31, 2010 and 2009, we recorded approximately $0.8 million and $0.3 million, respectively, of costs reimbursed by the government as an offset to research and development expenses.

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

At March 31, 2010, “Other receivables (including unbilled receivables)” were approximately $7.7 million.    As we progress through 2010, we expect the amount of unbilled receivables to decline until all programs are being invoiced on a current basis.

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

Research and Development

Research and development costs are expensed as incurred; pre-payments are deferred and expensed as performance occurs.  Research and development costs include salaries, facilities expense, overhead expenses, material and supplies, pre-clinical expense, clinical trials and related clinical manufacturing expenses, stock-based compensation expense, contract services and other outside services.

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

The fair value of restricted stock grants are determined based on the closing price of our common stock  on the award date and is  recognized ratably as expense over the requisite service period.  Employee share-based compensation expense recognized in the three months ended March 31, 2010 and 2009 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of approximately 17% for both stock options and restricted shares, based on historical forfeitures.  Share-based compensation expense for the three months ended March 31, 2010 and 2009, was:

	Three months ended March 31,
	2010	2009

Research and development	$183,427	$259,320
General and administrative	511,602	692,240
Total share-based compensation expense	$695,029	$951,560

During the three months ended March 31, 2010, we granted options to purchase an aggregate of 110,000 shares of common stock to employees and non-employee directors, and made no restricted stock grants.  At March 31, 2010, we had total unrecognized stock based compensation expense related to unvested awards of approximately $5.0 million that we expect to recognize as expense over the next three years.

Income Taxes

We account for income taxes using the asset and liability method.  Under this method, deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  We record valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized.  Changes in estimates of future taxable income can materially change the amount of such valuation allowances.  As of March 31, 2010, we had recognized a valuation allowance to the full extent of our net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

We file a U.S. federal income tax return as well as returns for various state and foreign jurisdictions.  Our income taxes have not been examined by any tax jurisdiction since our inception.  Uncertain tax positions taken on our tax returns are accounted for as liabilities for unrecognized tax benefits.  We recognize interest and penalties, if any, related to unrecognized tax benefits in other income (expense) in the consolidated statements of operations.

Basic and Diluted Net Loss Per Share

Basic loss per share is computed by dividing consolidated net loss by the weighted average number of shares of common stock outstanding during the year, excluding unvested restricted stock.

For periods of net income when the effects are not anti-dilutive, diluted earnings per share is computed by dividing our net income allocable to common shareholders by the weighted average number of shares outstanding and the impact of all dilutive potential shares of common stock, consisting  primarily of stock options and the shares of common stock underlying our convertible notes and stock purchase warrants.  The dilutive impact of our dilutive potential shares of common stock resulting from stock options and stock purchase warrants is determined by applying the treasury stock method.  The dilutive impact of our dilutive potential shares of common stock resulting from our convertible notes is determined by applying the “if converted” method.

For the periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential shares of common stock is anti-dilutive due to the net losses.  A total of 16.5 million and 20.1 million potential dilutive shares have been excluded in the calculation of diluted net loss per share in the three months ended March 31, 2010 and 2009, respectively, because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

There are several new accounting and disclosure requirements that we will be required to adopt in the future, primarily with respect to revenue recognition practices. In 2011 we will be required to adopt ASU 2009-13 which deals with new revenue recognition practices relating to revenue arrangements that include multiple elements.  We will also be adopting ASU 2010-17 which deals with revenue recognition for arrangements with milestones.  Our government contracts and grants, and any future modifications to those contracts and grants, may be affected by the new accounting and disclosure requirements. We are currently evaluating any potential impact these new requirements may have on our consolidated financial statements.

Note 3 – Contemplated Exit Activities

In the second quarter 2009, our existing research and development contract for SparVax™ was transferred from NIAID to BARDA.  In the third quarter 2009 BARDA and PharmAthene modified the existing statement of work to include, among other things, the completion of on-going stability studies and development of potency assays along with certain manufacturing scale-up and technology transfer activities to a U.S.-based manufacturer for the bulk drug substance for SparVax™.  We then entered into a corresponding subcontract with our U.S.-based manufacturer.  As a result of the transfer of the contract and modification of the statement of work, we have been transitioning development and manufacturing activities as well as other general and administrative functions from the UK to the U.S.  In connection with this transition, we anticipate relocating our UK operations, including terminating our UK workforce, by June 30, 2010.  In the third quarter of 2009, we recorded a reserve for these exit activities, of which $1.0 million remained in accrued expense at March 31, 2010.

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

We have segregated our financial assets and liabilities that are measured at fair value into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.  We have no non-financial assets and liabilities that are measured at fair value. As of March 31, 2010 and 2009 we had level 3 derivative liabilities of approximately $0.6 million and $1.5 million, respectively

The following table sets forth a summary of changes in the fair value of our Level 3 liabilities for the three months ended March 31, 2010:

Description	Balance as of December 31, 2009	Cumulative Effect of Adoption of New Accounting	New Liabilities	Unrealized Gains	Balance as of March 31, 2010

Stock purchase warrants	$835,299	—	—	$267,496	$567,803

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2009:

Description	Balance at December 31, 2008	Cumulative Effect of the Adoption of EITF 07-05 (See Note 4)	Realized Gains (Losses)	Balance as of March 31, 2009
Derivative liabilities related to Warrants	$—	$1,412,110	$123,674	$1,535,784

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

Note 5 - Short-Term Investments – Available for Sale Securities

At March 31, 2010 we had no available-for-sale investments.

During the three months ended March 31, 2010, we realized net gains of approximately $4,640 on sales of available-for-sale securities.  The gains and losses on available-for-sale securities are based on the specific identification method.

Note 6 - Debt

Convertible Notes

Our 8% senior unsecured convertible notes accrued interest at a rate of 8% per annum and were to mature on August 3, 2009 (the “Old Notes”).  The principal amount of the Old Notes and any accrued interest were convertible into shares of PharmAthene common stock at the option of the holder at any time based upon a conversion rate of $10.00 per share.  In July 2009, we cancelled a portion of the Old Notes, and issued new convertible notes and stock purchase warrants to certain holders of the Old Notes as well as to certain new note investors in a private placement (the “July 2009 Private Placement”).   The balance at March 31, 2010 was $18.3 million.  In connection with the July 2009 Private Placement, among other things we:

             •      exchanged a portion of the Old Notes in the aggregate principal amount plus accrued interest totaling $8.8 million for new two-year 10% unsecured senior convertible notes, convertible into shares of common stock at a conversion price of approximately $2.54 per share (the “New Convertible Notes”) and cancelled the corresponding Old Notes; and

             •      issued additional New Convertible Notes in the aggregate principal amount of $10.5 million to new note investors.

The New Convertible Notes accrue interest at 10% per annum and mature on July 28, 2011.  The note holders may convert their principal and related accrued interest into shares of the Company’s common stock at a conversion price of $2.54 per share.  The conversion price is subject to adjustment for specified dilutive events, as defined in the note.  Starting on July 28, 2010, the Company has the right to redeem all or a portion of the New Convertible Notes.  Upon a change in control or default, as defined in the note, the note holders may require the Company to redeem their notes.  These two provisions of the note are considered embedded derivatives that require bifurcation from the debt host contract.  At the date of issuance and as of March 31, 2010, we have determined the probability of change in control or default to be remote; accordingly the resulting value of these derivatives is not significant.  We evaluate these estimates and assumptions each reporting period and make revisions should facts and circumstances warrant a change.

Note 7 - Commitments and Contingencies

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

 Discovery in the case closed in February 2010.  In March 2010 SIGA filed a motion for summary judgment, and subsequently we filed an answering brief and SIGA filed its reply brief. While the specific timing for any hearing on SIGA’s motion is within the court’s discretion, we anticipate that the court will schedule a hearing in June or July 2010.  Thereafter, once the court rules on the motion for summary judgment, and assuming open issues remain in the case, the parties can ask the court to set a trial date for any time 45 days following the ruling on summary judgment.  An actual trial date will be subject to the court’s discretion and its schedule and docket at that time.

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

Note 8 - Stockholders’ Equity

Common Stock

In April 2010, we completed a public sale of 1,666,668 shares of common stock at $1.50 per share and warrants to purchase 500,000 shares of our common stock at an exercise price of $1.89 per share, generating gross proceeds of $2.5 million. The warrants become exercisable on October 13, 2010 and expire on October 13, 2015. Placement fees of $175,000 and legal fees of $92,772 were incurred in connection with this transaction.

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

Warrants

In connection with the March 27, 2009 public offering of approximately 2.1 million shares, we issued warrants to purchase an aggregate of 705,354 shares of our common stock at an exercise price of $3.00 per share.  The warrants became exercisable on September 27, 2009 and will expire on September 27, 2014.  These warrants are a derivative liability and as such reflect the liability at fair value in the consolidated balance sheets.  The fair value of this derivative liability will be re-measured at the end of every reporting period and the change in fair value will be reported in the consolidated statement of operations as other income (expense).

In connection with the July 2009 Private Placement, we issued warrants to purchase an aggregate of 2,572,775 shares of the company’s common stock at an exercise price of $2.50 per share. The warrants will expire on January 28, 2015 and are classified in equity.

Note 9 - Subsequent Events

In April 2010, we completed a public sale of 1,666,668 shares of common stock at $1.50 per share and warrants to purchase 500,000 shares of our common stock at an exercise price of $1.89 per share, generating gross proceeds of $2.5 million.  The warrants become exercisable on October 13, 2010 and expire on October 13, 2015. Placement fees of $175,000 and legal fees of $92,772 were incurred in connection with this transaction.

In April 2010 David P. Wright resigned as CEO.  In May 2010, Mr. Wright resigned as member of our Board of Directors, and Mr. Eric Richman was appointed interim CEO.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  This information may involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  These risks, uncertainties and other factors include, but are not limited to, risk associated with the reliability of the results of the studies relating to human safety and possible adverse effects resulting from the administration of the Company’s product candidates, unexpected funding delays and/or reductions or elimination of U.S. government funding for one or more of the Company’s development programs, the award of government contracts to our competitors, unforeseen safety issues, challenges related to the development, technology transfer, scale-up, and/or process validation of manufacturing processes for our product candidates, unexpected determinations that these product candidates prove not to be effective and/or capable of being marketed as products, as well as risks detailed from time to time in PharmAthene’s Forms 10-K and 10-Q under the caption “Risk Factors” and in its other reports filed with the U.S. Securities and Exchange Commission (the “SEC”).  Forward-looking statements describe management’s current expectations regarding our future plans, strategies and objectives and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,”  “project,” “potential” or “plan” or the negative of these words or other variations on these words or comparable terminology.  Such statements include, but are not limited to, statements about potential future government contract or grant awards, potential payments under government contracts or grants, potential regulatory approvals, future product advancements, anticipated financial or operational results and expected benefits from our acquisition of Avecia’s biodefense vaccines business.  Forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in the forward-looking statements will come to pass.

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

The following discussion should be read in conjunction with the our condensed consolidated financial statements which present our results of operations for the three months ended March 31, 2010 and 2009 as well as our financial positions at March 31, 2010 and December 31, 2009, contained elsewhere in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 26, 2010 and as amended on April 30, 2010, including the consolidated financial statements contained therein.

Overview

We are a biodefense company engaged in the development and commercialization of medical countermeasures against biological and chemical weapons.  Our current lead product candidates are:

•  SparVax™, a second generation recombinant protective antigen (“rPA”) anthrax vaccine,

•  Valortim®, a fully human monoclonal antibody (an identical population of highly specific antibodies produced from a single clone) for the prevention and treatment of anthrax infection, and

•  Protexia®, a recombinant enzyme (butyrylcholinesterase), which mimics a natural bioscavenger for the prevention or treatment of nerve agent poisoning by organophosphate compounds, including nerve gases and pesticides.

Recent Events

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

In February 2010, we entered into a contract modification to fund that work.  During the base period of performance under the contract modification, i.e., through December 31, 2012, we could receive payments of up to approximately $61 million on a cost-reimbursement-plus-fixed-fee basis, assuming that all milestones are achieved.  Under the contract modification, the government, at its sole discretion, may exercise three contract options during the base period of performance.  Assuming that the government exercises all three options, we could receive up to an additional $17 million.  In March 2010, a third party filed a bid protest with the U.S. Government Accountability Office (GAO), challenging the decision by HHS to enter into the contract modification.  On March 19, 2010 HHS suspended performance under the modification pursuant to the automatic stay provisions of the Competition in Contracting Act, pending a decision by the GAO on the protest, which is expected no later than June 11, 2010.

On February 1, 2010, we submitted a white paper under BAA-BARDA-09-34 (which BAA was originally issued in March 2009 and amended in December 2009) requesting additional funding to further support our development efforts on SparVax™.  Generally, if BARDA finds a white paper submission acceptable, it will then request an interested party to submit a formal funding proposal.  BARDA has provided feedback to us regarding certain technical aspects of the program, in particular matters related to the proposed alternative formulation, and notified us that they would not be requesting a full proposal at this time based on the submitted white paper.  However, in its written response and in debriefing meetings, BARDA strongly encouraged us to resubmit a revised white paper focusing on areas of interest to them that would support a BAA funding.

NIAID has raised concerns regarding performance under our existing three year, $13.2 million contract with them related to our third-generation anthrax vaccine program, with project delays and contract management noted as key areas of concern.  Through March 31, 2010 we had recognized approximately $1.6 million in revenue under this contract. In April 2010, NIAID notified us that the agency is considering terminating the contract, possibly for default.  We have responded to address the agency’s specific concerns.  At this point we believe it is likely that we will reach an agreement with NIAID regarding termination of this contract.

We have been exploring alternative third generation technologies for enhancing an rPA-based vaccine, which are directed at meeting the government’s requirements for reducing the number of doses to achieve protective immunity, enhancing product stability, and possibly employing alternative delivery mechanism.  We are a current rPA supplier to a company that has been awarded a third generation contract and a past supplier to other companies exploring this technology. We are developing a lyophilized rPA-based vaccine candidate that has shown promise, and we are continuing to evaluate its potential to fulfill these requirements.

In April 2010, we completed a public sale (the “April 2010 Public Offering”) of 1,666,668 shares of common stock at $1.50 per share and warrants to purchase 500,000 shares of our common stock at an exercise price of $1.89 per share, generating gross proceeds of $2.5 million.  The warrants become exercisable on October 13, 2010 and expire on October 13, 2015.

In April 2010 BARDA informed us of its belief that it is not practical at this point to resume negotiations under our current proposal under BARDA- BAA-09-34 for the advanced development of Valortim® and encouraged us to submit a new white paper under Broad Agency Announcement,  BARDA-CBRN-BAA-10-100-SOL-00012, if and when FDA agrees to permit us to reinitiate the Valortim® IV administration clinical trial program. The program is continuing under our current contract with NIAID/BARDA.

In April 2010, David P. Wright resigned as Chief Executive Officer.  In May 2010, Mr. Wright resigned as member of our Board of Directors, and Mr. Eric Richman was appointed interim Chief Executive Officer.

In April 2010, our Board of Directors appointed Mitchel Sayare, Ph.D. to serve as a director, and we hired Thomas R. Fuerst to serve as our Senior Vice President, Chief Scientific Officer.

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

We analyze each cost reimbursable grant to determine whether we should report such reimbursements as revenue or as an offset to our expenses incurred.  For the three months ended March 31, 2010 and 2009, we recorded approximately $0.8 million and $0.3 million, respectively, of costs reimbursed by the government as an offset to research and development expenses.

Our revenue-generating contracts may include multiple elements, including one or more of up-front license fees, research payments, and milestone payments.  In these situations, we allocate the total contract price to the multiple elements based on their relative fair values and recognize revenue for each element according to its characteristics.  As revenue is recognized in accordance with the terms of the contracts, related amounts are recorded as unbilled receivables, the primary component of “Other receivables (including unbilled receivables)” in our consolidated balance sheets.  As specific contract invoices are generated and sent to our customers, invoiced amounts are transferred out of unbilled receivables and into billed accounts receivable.  Invoicing frequency and payment terms for cost-plus-fee contracts with our customers are defined within each contract, but are typically monthly invoicing with 30-60 day payment cycles. At March 31, 2010, “Other receivables (including unbilled receivables)” were approximately $7.7 million.    As we progress through 2010, we expect the amount of unbilled receivables to decline until all programs are being invoiced on a current basis.

Research and Development Expenses

Research and development costs are expensed as incurred; pre-payments are deferred and expensed as performance occurs.  Research and development costs include salaries, facilities expense, overhead expenses, material and supplies, pre-clinical expense, clinical trials and related clinical manufacturing expenses, stock-based compensation expense, contract services and other outside services.

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

  Intangible Assets

Because of the nature of pharmaceutical research, and particularly because of the difficulties associated with efficacy studies in humans related to the bioterrorist products with which we work and the government’s related funding provisions, factors that affect the estimate of the life of an asset are often more uncertain than with respect to other non-bioterrorist pharmaceutical research.  We review the carrying value of our intangible assets for impairment annually during the fourth quarter of every year, or more frequently if impairment indicators exist, in accordance with ASC Section 360-10-35, "Impairment or Disposal of Long-Lived Assets."  Evaluating for impairment requires judgment, including the estimation of future cash flows, future growth rates and profitability and the expected life over which cash flows will occur.  Changes in the Company’s business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an impairment charge equal to the excess of the carrying value of the intangible asset over its estimated fair value.   If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the assets to the present value of the expected future cash flows associated with the use of the asset.

Results of Operations

Revenue

We recognized revenue of $3.1 million and $5.5 million during the three months ended March 31, 2010 and 2009, respectively.

Our revenue consisted primarily of contract funding from the U.S. government for the development of Protexia®, SparVax™ and Valortim.  Our revenue in the three months ended March 31, 2010 changed from the comparable period of 2009 primarily due to the following:

•  Under the September 2006 contract with the DoD for the advanced development of Protexia®, we recognized $0.0 million and $2.4 million of revenue for the three months ended March 31, 2010 and 2009, respectively.  The significant decline in revenue in the 2010 period as compared to 2009 is primarily attributable to the fact that activities related to the first phase of this contract were completed in 2009  and the Company is awaiting the decision of the DoD regarding whether to fund the next phase of the program.  It is unclear at this point when the DoD will make a decision regarding funding for the next phase (although the government has indicated that it may make a decision before the end of the third quarter 2010).  In addition, the Company has requested interim funding from the DoD for certain activities under this program through the end of 2010.  Until a funding decision is made either for the proposed interim activities or for the longer term, we do not expect to recognize significant additional revenues under this contract.

•  Under our contract for the development of SparVax™, we recognized approximately $2.1 million and $2.0 million of revenue for the three months ended March 31, 2010 and 2009, respectively.  The increase in revenue in 2010 as compared to 2009 was primarily attributable to the additional work performed under the contract modification entered into in February 2010, performance under which was subsequently suspended pending a decision on the protest  (as described in “--Recent Events” above).

•  Under the September 2007 contract for the advanced development of Valortim®, we recognized $0.8 million and $0.6 million of revenue for the three months ended March 31, 2010 and 2009, respectively.  Revenue in both periods was largely attributable to reimbursement of costs related to non-clinical studies.  In addition, work in the three months ended March 31, 2009 included other development work as we prepared for human clinical trials, while work in the three months ended March 31, 2010 included work in connection with the on-going investigation related to the partial clinical hold and certain manufacturing-related activities.

Research and Development Expenses

Our research and development expenses were $5.0 million and $5.7 million for the three months ended March 31, 2010 and 2009, respectively.  These expenses resulted from research and development activities related to our Valortim® and Protexia® programs as well as from activities related to the SparVax™, RypVax™ and third generation anthrax vaccine programs.  We incurred both direct expenses, which included salaries and other costs of personnel, raw materials and supplies, and an allocation of indirect expenses.  We also incurred third-party costs, such as contract research, consulting and clinical development costs for individual projects.  Research and development expenses for the three months ended March 31, 2010 and 2009 were net of cost reimbursements under certain of our government grants of $0.8 million and $0.3 million, respectively.

Research and development expenses for the three months ended March 31, 2010 and 2009 were attributable to research programs as follows:

	Three Months ended
($ in millions)	March 31, 2010	March 31, 2009
Anthrax therapeutic and vaccines	$4.0	2.7
Chemical nerve agent protectants	1.0	2.5
Recombinant dual antigen plague vaccine	—	0.3
Internal research and development		0.2
Total research and development expenses	$5.0	5.7

For the three months ended March 31, 2010, research and development expenses decreased $0.7 million from the prior year period, primarily due to a reduction in pre-clinical development costs for our chemical nerve agent protectants program, having finished activities for the initial phase of this program by the end of 2009 , and a reduction in development costs for our plague vaccine program, partially offset by increased pre-clinical development associated with our anthrax-related therapeutics and vaccines programs.

The decrease in development expenses related to the clinical nerve agent protectants program resulted from reduced process development and manufacturing activities as the program completed the development stage by the end of 2009.  As we note above, we and the U.S. government have agreed to a reduction to the scope of work related to the development of our plague vaccine, and costs (and related revenue) under that contract have declined during the wind down period.  Until such time as the DoD decides, if ever, to continue to fund work, whether on an interim basis during 2010 and/or over the longer term, costs incurred under our chemical nerve agent protectants program in future periods will not be covered, either in whole or in part, by corresponding revenues under our contract with the DoD.  If the DoD does consent to further work under this program, we anticipate that costs under our chemical nerve agent protectants program will increase in future periods as that program progresses through human clinical trials.

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

Expenses associated with general and administrative functions were $5.3 million and $5.1 million for the three months ended March 31, 2010 and 2009, respectively.

General and administrative expenses increased $0.2 million for the three months ended March 31, 2010, as compared to the prior year period, primarily due to the recording of an allowance for doubtful accounts in the amount of approximately $588,000, established in conjunction with correspondence with NIAID regarding the potential wind down of the third-generation anthrax vaccine program, partially offset by reduced professional and consulting fees and travel and entertainment expenses.

Depreciation and Intangible Amortization

Depreciation and amortization expenses were $0.2 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively.  These expenses relate primarily to the depreciation and amortization of farm building improvements, leasehold improvements and laboratory equipment, and patents acquired as part of a 2005 business combination.

Other Income and Expenses

Other income and expenses primarily consists of income on our investments, interest expense on our debt and other financial obligations, changes in market value of our derivative financial instruments, loss on early extinguishment of debt, and foreign currency transaction gains or losses.

For the three months ended March 31, 2010 and 2009, we recognized interest income on our investments of $0.0 million and $0.1 million, respectively.  The decrease in interest income during the periods is primarily attributable to the reduced average balances of our investments and cash balances as we continue to use cash to support our operations, along with lower prevailing interest rates.

We incurred interest expense of $0.9 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively.  Interest expense for both periods relates primarily to interest on our outstanding convertible notes.  For the three months ended March 31, 2010, interest expense includes the amortization of the debt discount arising from the  allocation of fair value to the stock purchase warrants issued in connection with the July 2009 convertible debt, whereas interest expense for the first quarter 2009 also includes amounts related to our outstanding secured credit facility, which was repaid in full during the third quarter 2009.

The change in the fair value of our derivative instruments was $0.3 million for the three months ended March 31, 2010 compared to $0.1 million for the three months ended March 31, 2009.  The fair value of these derivative instruments is estimated using the Black-Scholes option pricing model.

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

Since our inception, we have not generated positive cash flows from operations.  To bridge the gap between payments made to us under our government contracts and grants and our operating and capital needs, we have had to rely on a variety of financing sources, including the issuance of equity securities and convertible notes, proceeds from loans and other borrowings, and the trust funds obtained in the Merger.  For the foreseeable future, we will continue to need these types of financing vehicles and potentially others to help fund our future operating and capital requirements.  Based on the operating cash requirements and capital expenditures expected through the end of 2010, and expected receipts from our government contracts and grants, we currently do not anticipate requiring additional funding to continue our current level of operations through the end of 2010.  We may elect to raise additional capital in 2010 through the issuance of debt and/or equity to expand our business and/or strengthen our financial position or, if our current expectations and estimates about future operating costs prove to be incorrect, we may need to raise additional capital in 2010.   Further, we may need to raise additional capital to fund our operations beyond 2010.

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

Sources and Uses of Cash

Cash, cash equivalents, restricted cash and short-term available-for-sale investments were $0.8 million and $5.8 million at March 31, 2010 and December 31, 2009, respectively.  The $5.0 million decrease at March 31, 2010 was primarily attributable to the net impact of cash used to fund operations and the timing of collections on our U.S. Government accounts receivable.  As of March 31, 2010 and December 31, 2009, total accounts receivables and other receivables (including unbilled receivables) were $16.9 million and $17.4 million, respectively.  As we progress through 2010, we expect the amount of unbilled receivables to decline until all programs are being invoiced on a current basis.

As a result of the April 2010 Public Offering, we sold 1,666,668 shares of common stock at $1.50 per share and warrants to purchase 500,000 shares of our common stock at an exercise price of $1.89 per share, generating gross proceeds of $2.5 million.  The warrants become exercisable on October 13, 2010 and expire on October 13, 2015.

Operating Activities

Net cash used in operating activities was $4.4 million and $6.8 million for the three months ended March 31, 2010 and 2009, respectively.  Net cash used in operations during the three months ended March 31, 2010 primarily reflects the $7.9 million net loss for the period and a decrease in accrued expenses and other liabilities of $3.0 million due to reduced development activities, partially offset by a $4.2 million increase in accounts payable due to enhanced cash management activities and a $1.1 million increase in prepaid expenses and other current assets.

Cash used in operations during the three months ended March 31, 2009 reflects a net loss, after the effect of non-cash adjustments, of $4.3 million, an increase in accounts receivable of $1.2 million, and a decrease in accrued expenses and accounts payable totaling $1.2 million.  Non-cash adjustments for the three months ended March 31, 2009 included non-cash stock compensation expense of $1.0 million and non-cash interest expense of $0.5 million related to the Old Notes.  Accounts receivable increased due to contract award receivables due from NIAID related to the further development of SparVax™ and  RypVax™ under contracts acquired in the second quarter of 2008 as part of the Avecia Acquisition, and from NIAID related to increased activities for the development of Valortim® and our third generation rPA anthrax vaccine.

Investing Activities

Net cash provided by investing activities was $2.9 million for the three months ended March 31, 2010, compared to $3.7 million used in investing activities for the three months ended March 31, 2009.  Investing activities for the 2010 period related primarily to liquidating investments to meet working capital requirements.

Net cash used in investing activities for the first three months of 2009 related primarily to the purchase, net of sales of available for sale securities, of $3.6 million and approximately $0.2 million of capital expenditures.

Financing Activities

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2010 as compared to $8.2 million provided by financing activities for the three months ended March 31, 2009.  Net cash used in financing activities for the three months ended March 31, 2010 consisted of the issuance of a $100,000 letter of credit in favor of American Express.

In March 2009, the Company raised net proceeds of approximately $5.0 million as a result of the public sale of shares of its common stock and warrants.  Additionally, in the first quarter 2009, the Company reduced its restricted cash obligations under its outstanding secured credit facility by $4.3 million.  The Company made principal repayments of $1.0 million under this credit facility for the three months ended March 31, 2009, which it repaid in full during the third quarter 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following are contractual commitments at March 31, 2010 associated with leases, research and development arrangements, collaborative development obligations and long term debt:

Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years

Operating facility leases	$5,782,427	853,794	1,496,764	2,401,392	1,030,477
Research and development agreements	18,782,737	16,797,737	1,985,000	-	-
Notes payable, including interest	23,208,562	-	23,208,562	-	-
Total contractual obligations	$47,773,726	17,651,531	26,690,326	2,401,392	1,030,477

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In April 2010, David P. Wright resigned as our Chief Executive Officer, and in May 2010 Eric I. Richman was appointed as our interim Chief Executive Officer.

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

Discovery in the case closed in February 2010.  In March 2010 SIGA filed a motion for summary judgment, and subsequently we filed an answering brief and SIGA filed its reply brief. While the specific timing for any hearing on SIGA’s motion is within the court’s discretion, we anticipate that the court will schedule a hearing in June or July 2010.  Thereafter, once the court rules on the motion for summary judgment, and assuming open issues remain in the case, the parties can ask the court to set a trial date for any time 45 days following the ruling on summary judgment.  An actual trial date will be subject to the court’s discretion and its schedule and docket at that time.

Item 1A.  Risk Factors

Investing in our securities involves risks.  In addition to the other information in this quarterly report on Form 10-Q, stockholders and potential investors should carefully consider the risks and uncertainties discussed in the section "Item 1.A.  Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2009, as supplemented by the risks and uncertainties discussed below.  If any of the risks and uncertainties set forth below or in our annual report on Form 10-K actually materialize, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment. The risks and uncertainties described below and in our annual report on Form 10-K  are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.

Risks Related to Our Financial Condition

We have a history of losses and negative cash flow, anticipate future losses and negative cash flow, and cannot provide assurances that we will achieve profitability.

We have incurred significant losses since we commenced operations.  For the years ended December 31, 2009, 2008 and 2007 we incurred net losses of approximately $32.3 million, $36.4 million and $17.7 million respectively and had an accumulated deficit of approximately $164.3 million at March 31, 2010.  Our losses to date have resulted principally from research and development costs related to the development of our product candidates, general and administrative costs related to operations, and costs related to the Avecia Acquisition.

Our likelihood for achieving profitability will depend on numerous factors, including success in:

                •      developing our existing products and developing and testing new product candidates;

                •      continuing to receive government funding and identifying new government funding opportunities;

                •      receiving regulatory approvals;

                •      carrying out our intellectual property strategy;

                •      establishing our competitive position;

                •      pursuing third-party collaborations;

                •      acquiring or in-licensing products; and

                •      manufacturing and marketing products.

Many of these factors will depend on circumstances beyond our control.  We cannot guarantee that we will achieve sufficient revenues for profitability.  Even if we do achieve profitability, we cannot guarantee that we can sustain or increase profitability on a quarterly or annual basis in the future.  If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, then our business, results of operations, financial condition and cash flows will be materially and adversely affected.  Because our strategy includes potential acquisitions of other businesses, acquisition expenses and any cash used to make these acquisitions will reduce our available cash.  While we believe that, based on the operating cash requirements and capital expenditures expected through the end of 2010, and expected receipts from our government contracts and grants, we currently do not anticipate requiring additional funding to continue our current level of operations through the end of 2010, there can be no assurance that unexpected financial obligations or other activities that increase our use of cash will not result in our depleting our cash resources quicker than presently anticipated. For example, to the extent that we are unable to collect our receivables on a timely basis, we may be required to seek short term financing solutions, including either short term indebtedness or through the sale of equity.

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

We and our contract manufacturing organizations (“CMOs”) will also be required to comply with the applicable FDA current Good Manufacturing Practice (“cGMP”) regulations.  These regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation.  Manufacturing facilities are subject to inspection by the FDA.  These facilities must be approved to supply licensed products to the commercial marketplace.  We and our contract manufacturers may not be able to comply with the applicable cGMP requirements and other FDA regulatory requirements.  Should we or our contract manufacturers fail to comply, we could be subject to fines or other sanctions or could be precluded from marketing our products.  In particular, we have engaged a new contract manufacturer, Diosynth (now a subsidiary of Merck & Co., Inc.), to replace Avecia (now a subsidiary of Merck & Co., Inc.) to manufacture bulk drug substance for SparVax™ and are engaged in a technology transfer process to this new contract manufacturer. Diosynth has not manufactured this bulk drug substance before.  There can be no assurance that we will be successful in our technology transfer efforts or that this new contract manufacturer will be able to manufacture sufficient amounts of cGMP quality bulk drug substance necessary for us to meet our obligations to the U.S. government.

We may also fail to fully realize the potential of Valortim® and of our co-development arrangement with Medarex (which was acquired by Bristol Myers Squibb in 2009), our partner in the development of Valortim ® , which would have an adverse effect upon our business.  We have completed only one Phase I clinical trial for Valortim ® with our development partner, Medarex, at this point.  As discussed in “— Risks Related to Our Dependence on U.S. Government Contracts—Most of our immediately foreseeable future revenues are contingent upon grants and contracts from the U.S. government and we may not achieve sufficient revenues from these agreements to attain profitability ”, in the fourth quarter of 2009, the FDA placed our Phase I clinical trial of Valortim ®  and ciprofloxacin on partial clinical hold, pending the results of our investigation of the potential causes for adverse reactions observed in two subjects dosed in the trial.  As a consequence, BARDA advised us that until satisfactory resolution of this issue and the partial clinical hold is lifted it would not act on our request for additional advanced development funding for Valortim ® under BAA-BARDA-09-34.  In April 2010 BARDA informed us of its belief that it is not practical at this point to resume negotiations under the current proposal and encouraged us to submit a new white paper for Valortim® under Board Agency Announcement, BARDA-CBRN-BAA-10-100-SOL-00012, if and when FDA agrees to permit us to reinitiate a Valortim® iv administration clinical trial program.  It is unclear at this time how long it will take us to complete our investigation, if and when we will be in a position to submit a new white paper and if in response BARDA will request a formal proposal and provide additional funding for this program, and what the effects of any delay in potential future funding of the program will be on the overall Valortim® development timeline.

Before we may begin selling any doses of Valortim®, we will need to conduct more comprehensive safety trials in a significantly larger group of human subjects.  We will be required to expend a significant amount to finalize manufacturing capability through a contract manufacturer to provide material to conduct the pivotal safety and efficacy trials.  If our contract manufacturer is unable to produce sufficient quantities at a reasonable cost, or has any other obstacles to production, then we will be unable to commence these required clinical trials and studies.  Even after we expend sufficient funds to complete the development of Valortim ® and if and when we enter into an agreement to supply Valortim ® to the U.S. government, we will be required to share any and all profits from the sale of products with our partner in accordance with a pre-determined formula.

Risks Related to Our Dependence on U.S. Government Contracts

All of our immediately foreseeable future revenues are contingent upon grants and contracts from the U.S. government and we may not achieve sufficient revenues from these agreements to attain profitability.

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

For example, while RFP-BARDA-08-15 for an rPA vaccine for the SNS initially indicated that the government would make an award by September 26, 2008, the award was delayed multiple times and ultimately canceled in December 2009.  Furthermore, the U.S. government has selected a plague vaccine product candidate from a competitor for advanced development funding, and we do not anticipate that the U.S. government will provide additional funding in the future for or procure RypVax™.  Given the limited future prospects for RypVax™ at this time, we and the U.S. government agreed to a reduction to the scope of work that has resulted in early wind down of all activities under our existing RypVax™ contract.  In addition, we believe the remaining development costs required to obtain FDA licensure for Protexia® in advance of government procurement exceed those used in our original proposal and provided for in the contract with the DoD, and it is unclear whether, under the terms of our 2006 contract with the DoD, the DoD will elect to continue to fund development of Protexia ®  (as well as the timing of any decision by the DoD in that regard, although the government has recently indicated that it may make a decision before the end of the third quarter 2010).  Further, even if the DoD does so elect to continue funding and we meet all development milestones, the DoD may nevertheless choose not to procure any doses of Protexia®.

In the fourth quarter of 2009, the FDA placed our phase I clinical trial of Valortim® and ciprofloxacin on partial clinical hold, pending the results of our investigation of the potential causes for adverse reactions observed in two subjects dosed in the trial.  As a consequence, BARDA advised us that until satisfactory resolution of this issue and the partial clinical hold is lifted it would not act on our request for additional advanced development funding for Valortim® under BAA-BARDA-09-34.  In April 2010 BARDA informed us of its belief that it is not practical at this point to resume negotiations under the current proposal and encouraged us to submit a new white paper for Valortim® under Board Agency Announcement, BARDA-CBRN-BAA-10-100-SOL-00012, if and when FDA agrees to permit us to reinitiate a Valortim® iv administration clinical trial program.  It is unclear at this time how long it will take us to complete our investigation, if and when we will be in a position to submit a new white paper and if in response BARDA will request a formal proposal and provide additional funding for this program, and what the effects of any delay in potential future funding of the program will be on the overall Valortim® development timeline.

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

NIAID has raised concerns regarding performance under our existing three year, $13.2 million contract with them related to our third-generation anthrax vaccine program, with project delays and contract management noted as key areas of concern.  Through March 31, 2010 we had recognized approximately $1.6 million in revenue under this contract. In April 2010, NIAID notified us that the agency is considering terminating the contract, possibly for default.  We have responded to address the agency’s specific concerns.  At this point we believe it is likely that we will reach an agreement with NIAID regarding termination of this contract.

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

Risks Related to Dependence on or Competition From Third Parties

We depend on third parties to manufacture, package and distribute compounds for our product candidates and key components for our product candidates.  The failure of these third parties to perform successfully could harm our business.

We do not have any of our own manufacturing facilities.  We have therefore utilized, and intend to continue utilizing, third parties to manufacture, store, package and distribute our product candidates and key components of our product candidates.  Any material disruption in manufacturing could cause a delay in our development programs and potential future sales.  Furthermore, certain compounds, media, or other raw materials, including master and working cell banks, used to manufacture our drug candidates are available from any one or a limited number of sources.  Any delays or difficulties in obtaining key components for our product candidates or in manufacturing, storage, packaging or distributing our product candidates could delay clinical trials and further development of these potential products.  Additionally, the third parties we rely on for manufacturing, storage, and packaging are subject to regulatory review, and any regulatory compliance problems with these third parties could significantly delay or disrupt our commercialization activities.

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

Finally, third-party manufacturers, storage companies, suppliers and distributors, like most companies, have been adversely affected by the credit crisis and weakening of the global economy and as such may be more susceptible to being acquired as part of the current wave of consolidations in the pharmaceutical industry.  It has, for example, become challenging for companies to secure debt capital to fund their operations as financial institutions have significantly curtailed their lending activities.  If our third-party suppliers continue to experience financial difficulties as a result of weak demand for their products or for other reasons and are unable to obtain the capital necessary to continue their present level of operations or are acquired by others, they may have to reduce their activities and/or their priorities or our working relationship with them might change.  A material deterioration in their ability or willingness to meet their obligations to us could cause a delay in our development programs and potential future sales and jeopardize our ability to meet our obligations under our contracts with the government or other third parties.

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

Further, our commercial success will depend significantly on our ability to operate without infringing the patents and proprietary rights of third parties.  We are aware of one U.S. patent covering recombinant production of an antibody and a license may be required under such patent with respect to Valortim ® , which is a monoclonal antibody and uses recombinant reproduction of antibodies.  Although the patent owner has granted licenses under such patent, we cannot provide any assurances that we will be able to obtain such a license or that the terms thereof will be reasonable.  If we do not obtain such a license and if a legal action based on such patent was to be brought against us or our distributors, licensees or collaborators, we cannot provide any assurances that we or our distributors, licensees or collaborators would prevail or that we have sufficient funds or resources to defend such claims.

We are aware of one granted U.S. patent directed to pegylated butyrylcholinesterase. Protexia® includes a pegylated butyrylcholinesterase.  If a license is required under such patent, we believe that the patent owner is willing to grant such a license; however, we cannot provide any assurances that, if needed, such a license will be granted or that the terms thereof will be reasonable.  We are also aware of pending applications directed to pegylated butyrylcholinesterase and if a patent is issued from such an application, we may be required to obtain a license thereunder or obtain alternative technology.  We cannot provide any assurances that licenses will be available or that the terms thereof will be reasonable or that we will be able to develop alternative technologies.  If we do not obtain a license under any patent directed to pegylated butyrylcholinesterase and if a legal action based on such patent was to be brought against us or our distributors, licensees or collaborators, we cannot provide any assurances that we or our distributors, licensees or collaborators would prevail or that we have sufficient funds or resources to defend such claims.

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

Risks Related to our Common Stock and Warrants

Shares that we may issue in the future in connection with certain capital-raising transactions and shares available for future issuance upon conversion and exercise of convertible notes, warrants and options could dilute our shareholders and depress the market price of our common stock.

We will likely seek to raise additional capital and may do so at any time through various financing alternatives, including potentially selling shares of common or preferred stock, notes and/or warrants convertible into, or exercisable for, shares of common or preferred stock.  Even with the completion of the April 2010 Public Offering, we could again rely upon the shelf registration statement on Form S-3, which was declared effective on February 12, 2009 in connection with a sale from time to time of common stock, preferred stock or warrants or any combination of those securities, either individually or in units, in one or more offerings for up to $50,000,000 (inclusive of the gross proceeds from the April 2010 Public Offering and the offering we completed in March 2009).  Raising capital in this manner or any other manner may depress the market price of our stock, and any such financing(s) will dilute our existing shareholders.

In addition, as of March 31, 2010, we had outstanding options to purchase approximately 5.0 million shares of common stock.  Additional shares are reserved for issuance under our 2007 Long-Term Incentive Compensation Plan.  Our stock options are generally exercisable for ten years, with a significant portion exercisable either immediately or beginning one year after the date of the grant.  Furthermore, the senior unsecured convertible notes in the aggregate principal amount of $19.3 million issued in July 2009 are convertible at approximately $2.54 per share into approximately 7.6 million shares of our common stock, and the accompanying warrants became exercisable on January 28, 2010 for up to approximately 2.6 million shares of common stock at $2.50 per share.  Finally, as of March 31, 2010, the Company had issued and outstanding additional warrants to purchase up to an additional approximately 0.8 million shares of common stock.  We issued additional warrants (which become exercisable October 13, 2010) to purchase up to 500,000 shares at $1.89 per share as part of the April 2010 Public Offering.  The issuance or even the expected issuance of a large number of shares of our common stock upon conversion or exercise of the securities described above could depress the market price of our stock and the issuance of such shares will dilute the stock ownership of our existing shareholders.

Item 6.  Exhibits.

No.	Description
10.32	Modification 18 to Contract Number HHSO100200900203C*
31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

*  Certain confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMATHENE, INC.

Dated: May 13, 2010	By:	/s/ Eric I. Richman
Eric I Richman
President and interim Chief Executive Officer

Dated: May 13, 2010	By:	/s/ Charles A. Reinhart III
Charles A. Reinhart III
Chief Financial Officer