Form 10-Q
period 2010-06-30
PHARMATHENE, INC
filed 2010-08-13
CIK 1326190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:    The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of  August 9, 2010 was 32,769,904.

PHARMATHENE, INC.

TABLE OF CONTENTS

Page
PART I —FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	26

PART II —OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	28

Item 6. Exhibits	34

Certifications

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

PHARMATHENE, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30 2010	December 31 2009
ASSETS
Current assets:
Cash and cash equivalents	$682,001	$2,673,567
Restricted Cash	100,000	-
Short-term investments	-	3,137,071
Accounts receivable, net	8,630,362	8,866,346
Other receivables (including unbilled receivables)	4,303,312	8,566,425
Prepaid expenses and other current assets	660,476	973,214
Total current assets	$14,376,151	$24,216,623

Property and equipment, net	6,182,007	6,262,388
Patents, net	855,417	928,577
Other long-term assets and deferred costs	102,244	308,973
Goodwill	2,348,453	2,348,453
Total assets	$23,864,272	$34,065,014

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$8,402,535	$1,934,119
Accrued expenses and other liabilities	4,288,188	11,532,101
Total current liabilities	$12,690,723	$13,466,220

Other long-term liabilities	$459,850	$452,618
Derivative instruments	1,150,134	835,299
Long-term debt	19,160,935	17,426,513
Total liabilities	$33,461,642	$32,180,650
Stockholders' equity (deficit):
Common stock, $0.0001 par value; 100,000,000 shares authorized; 29,857,288 and 28,130,284 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	$2,986	$2,813
Additional paid-in-capital	159,998,323	157,004,037
Accumulated other comprehensive income	1,048,924	1,188,156
Accumulated deficit	(170,647,603)	(156,310,642)
Total stockholders' equity (deficit)	$(9,597,370)	$1,884,364
Total liabilities and stockholders' equity (deficit)	$23,864,272	$34,065,014

See the accompanying notes to the unaudited consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Contract revenue	$4,779,591	$8,071,211	$7,896,144	$13,593,114
	4,779,591	8,071,211	7,896,144	13,593,114

Operating expenses:
Research and development	5,940,360	10,225,349	10,892,753	16,044,516
General and administrative	4,121,822	4,416,248	9,447,244	9,562,247
Depreciation and amortization	254,440	199,699	499,698	392,177
Total operating expenses	10,316,622	14,841,296	20,839,695	25,998,940

Loss from operations	(5,537,031)	(6,770,085)	(12,943,551)	(12,405,826)
Other income (expenses):
Interest income	2,582	92,853	6,065	197,098
Interest expense	(921,465)	(598,395)	(1,869,615)	(1,200,510)
Loss on early extinguishment of debt
Other income (expense)	29,752	-	169,174	-
Change in market value of derivative instruments	33,470	643,702	300,966	764,291
Total other income (expenses)	(855,661)	138,160	(1,393,410)	(239,121)

Net loss	(6,392,692)	(6,631,925)	(14,336,961)	(12,644,947)

Basic and diluted net loss per share	(0.22)	(0.24)	(0.50)	(0.47)

Weighted average shares used in calculation of basic and diluted net loss per share	29,619,193	28,056,824	28,900,882	27,038,761

See the accompanying notes to the unaudited consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
Operating activities
Net loss	$(14,336,961)	$(12,644,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in market value of derivative instruments	(300,966)	(764,291)
Bad Debt Expense	1,609,826	-
Depreciation and amortization	499,698	392,177
Change in Avecia purchase accounting	-	154,457
Compensatory option expense	1,400,358	1,739,575
Non cash interest expense on debt	1,809,697	950,159
Changes in operating assets and liabilities:
Accounts receivable	(1,373,080)	6,451,662
Prepaid expenses and other current assets	4,706,030	(11,899,824)
Accounts payable	6,629,583	(1,297,418)
Accrued expenses and other liabilities	(7,229,659)	3,500,823
Net cash used in operating activities	(6,585,474)	(13,417,627)

Investing activities
Purchases of property and equipment	(335,414)	(970,896)
Purchases of short term investments	-	(6,800,566)
Proceeds from sales of short term investments	3,130,588	3,800,000
Payments for Avecia Acquisition	-	(7,000,000)
Net cash provided by (used in) investing activities	2,795,174	(10,971,462)

Financing activities
Payments of debt obligations	-	(2,000,000)
Change in restricted cash requirements	(100,000)	11,750,000
Net proceeds from issuance of common stock and warrants	2,209,902	4,924,270
Net cash provided by financing activities	2,109,902	14,674,270
Effects of exchange rates on cash	(311,168)	(764,782)
Decreases in cash and cash equivalents	(1,991,566)	(10,479,601)
Cash and cash equivalents, at beginning of year	2,673,567	19,752,404
Cash and cash equivalents, at end of quarter	$682,001	$9,272,803

Supplemental disclosure of cash flow information
Cash paid for interest	$9,776	$250,351
Cash paid for income taxes	0	184,226

See the accompanying notes to the unaudited consolidated financial statements.

PHARMATHENE, INC.

Notes to Unaudited Consolidated Financial Statements
June 30, 2010

Note 1 - Organization and Business

PharmAthene, Inc. (“PharmAthene” or the “Company”) was incorporated under the laws of the State of Delaware as Healthcare Acquisition Corp. (“HAQ”) in 2005, a special purchase acquisition corporation formed solely to acquire a then unidentified business.  In 2007, HAQ acquired a Delaware corporation which at the time was known as “PharmAthene, Inc.” (the “Merger”); as a result of the Merger, HAQ changed its name to “PharmAthene, Inc.”

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

Historically, we have performed under government contracts and grants and raised funds from investors (including additional debt and equity issued in 2009, and equity issued in April and July 2010) to sustain our operations.  Based on the operating cash requirements and capital expenditures expected through the end of 2010, and expected receipts from our government contracts and grants, we currently do not anticipate requiring additional funding to continue our current level of operations through the end of 2010.  We may elect to raise additional capital in 2010 through the issuance of debt and/or equity to expand our business and/or strengthen our financial position or, if our current expectations and estimates about future operating costs prove to be incorrect, we may need to raise additional capital in 2010.   Further, we may need to raise additional capital to fund our operations beyond 2010.

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

Comprehensive Loss

Comprehensive loss includes the total of our net loss and all other changes in equity other than transactions with owners, including (i) changes in equity for cumulative translation adjustments resulting from the consolidation of foreign subsidiaries whose financial statements are prepared for using the local currency as the functional currency, and (ii) unrealized gains and losses on short term available-for-sale investments. Comprehensive loss for the three month periods ended June 30, 2010 and 2009 was approximately $6.7 million and $6.7 million, respectively.  Comprehensive loss for the six month periods ended June 30, 2010 and 2009 was approximately $14.5 million and $13.4 million, respectively.

Cash and Cash Equivalents

Cash and cash equivalents, are stated at cost which approximates market value.  We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Short-Term Investments

Short-term investments consist of investment grade government agency and corporate debt securities due within one year.  All investments are classified as available-for-sale and are recorded at market value.  Unrealized gains and losses are reflected in other comprehensive income (loss).  The estimated fair value of the available-for-sale securities is determined based on quoted market prices or rates for similar instruments.  Management reviews the Company’s investment portfolio on a regular basis and seeks guidance from its professional portfolio manager related to U.S. and global market conditions.  We assess the risk of impairment related to securities held in our investment portfolio on a regular basis. There were no short-term investments as of June 30, 2010.

Significant Customers and Accounts Receivable

Our primary customers are the U.S. Department of Defense (the “DoD”), the National Institute of Allergy and Infectious Diseases (“NIAID”), the Biomedical Advanced Research and Development Authority (“BARDA”), and the National Institutes of Health (“NIH”).

As of June 30, 2010 and December 31, 2009, the Company’s trade receivable balances were comprised solely of receivables from these customers.  Unbilled accounts receivable, a component of “Other receivables,” totaled approximated $3.8 and $8.1 million as of June 30, 2010 and December 31, 2009, respectively, and also related  to the contracts with these same customers.

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

Short-term investments consist of investment grade government agency and corporate debt securities due within one year.  All investments are classified as available-for-sale and are recorded at market value.  Unrealized gains and losses are reflected in other comprehensive income (loss).  The estimated fair value of our available-for-sale securities is determined based on quoted market prices or rates for similar instruments.  We review our investment portfolio on a regular basis and seek guidance from our professional portfolio manager related to U.S. and global market conditions.  We assess the risk of impairment related to securities held in our investment portfolio on a regular basis and identified no permanent or “other-than-temporary” impairment as of June 30, 2010 or December 31, 2009.

Intangible Assets

Patents are carried at cost less accumulated amortization which is calculated on a straight line basis over the estimated useful lives of the patents, currently estimated to be 11 years.

Goodwill represents the excess of purchase price over the fair value of net identifiable assets associated with the Avecia Acquisition.  We review the carrying value of our intangible assets for impairment annually during the fourth quarter of every year, or more frequently if impairment indicators exist.  Evaluating for impairment requires judgment, including the estimation of future cash flows, future growth rates and profitability and the expected life over which cash flows will occur.  Changes in the Company’s business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an impairment charge equal to the excess of the carrying value of the intangible asset over its estimated fair value.  In accordance with ASC Section 360-10-35, "Impairment or Disposal of Long-Lived Assets" we review assets for impairment. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the assets to the present value of the expected future cash flows associated with the use of the asset.  As of the last evaluation date, the Company determined that there was no impairment of goodwill.

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

Revenue Recognition

We generate our revenue from two different types of contractual arrangements: cost-plus-fee contracts and cost reimbursable grants.  Costs consist primarily of actual internal labor charges and external subcontractor costs incurred plus an allocation of applied fringe benefits, overhead and general and administrative expenses as defined in the contract.

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

We analyze each cost reimbursable grant to determine whether we should report such reimbursements as revenue or as an offset to our expenses incurred.  For the three months ended June 30, 2010 and 2009, we recorded approximately $0.9 million and $0.8 million, respectively, of costs reimbursed by the government as an offset to research and development expenses.  For the six months ended June 30, 2010 and 2009, we recorded approximately $1.7 million and $1.2 million, respectively, of costs reimbursed by the government as an offset to research and development expenses.

Our revenue-generating contracts may include multiple elements, including one or more of up-front license fees, research payments, and milestone payments.  In these situations, we allocate the total contract price to the multiple elements based on their relative fair values and recognize revenue for each element according to its characteristics.  As revenue is recognized in accordance with the terms of the contracts, related amounts are recorded as unbilled accounts receivable,,the primary component of “Other receivables (including unbilled receivables)” in our consolidated balance sheets.  As specific contract invoices are generated and sent to our customers, invoiced amounts are transferred out of unbilled accounts receivable and into billed accounts receivable.  Invoicing frequency and payment terms for cost-plus-fee contracts with our customers are defined within each contract, but are typically monthly invoicing with 30-60 day payment cycles.

At June 30, 2010, “Other receivables (including unbilled receivables)” were approximately $4.3 million, of which approximately $3.8 million were unbilled accounts receivable.

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

Employee share-based compensation expense recognized in the three and six months ended June 30, 2010 and 2009 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of approximately 12% for both stock options and restricted shares for 2010 and approximately 17% for 2009, based on historical forfeitures.

Share-based compensation expense for the three months ended June 30, 2010 and 2009, was:

	Three months ended June 30,
	2010	2009
Research and development	$340,394	$207,149
General and administrative	364,935	580,866
Total share-based compensation expense	$705,329	$788,015

Share-based compensation expense for the six months ended June 30, 2010 and 2009, was:

	Six months ended June 30,
	2010	2009
Research and development	$523,821	$466,469
General and administrative	876,537	1,273,106
Total share-based compensation expense	$1,400,358	$1,739,575

During the six months ended June 30, 2010, we granted options to purchase an aggregate of 1,434,500 shares of common stock to employees and non-employee directors, and made no restricted stock grants.  At June 30, 2010, we had total unrecognized stock based compensation expense related to unvested awards of approximately $3.5 million that we expect to recognize as expense over the next three years.

Income Taxes

We account for income taxes using the asset and liability method.  Under this method, deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  We record valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized.  Changes in estimates of future taxable income can materially change the amount of such valuation allowances.  As of June 30, 2010, we had recognized a valuation allowance to the full extent of our net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

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

For the periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential shares of common stock is anti-dilutive due to the net losses.  A total of approximately 18 million and 20 million potential dilutive shares have been excluded in the calculation of diluted net loss per share at June 30, 2010 and 2009, respectively, because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

There are several new accounting and disclosure requirements that we will be required to adopt in the future, primarily with respect to revenue recognition practices.  Effective January 1, 2011 we will be required to adopt ASU 2009-13 which deals with new revenue recognition practices relating to revenue arrangements that include multiple elements.  We will also be adopting ASU 2010-17 which deals with revenue recognition for arrangements with milestones.  Our government contracts and grants, and any future modifications to those contracts and grants, may be affected by the new accounting and disclosure requirements. We are currently evaluating any potential impact these new requirements may have on our consolidated financial statements.

Note 3 – Contemplated Exit Activities

In the second quarter 2009, our existing research and development contract for SparVax™ was transferred from NIAID to BARDA.  In the third quarter 2009 BARDA and PharmAthene modified the existing statement of work to include, among other things, the completion of on-going stability studies and development of potency assays along with certain manufacturing scale-up and technology transfer activities to a U.S.-based manufacturer for the bulk drug substance for SparVax™.  We then entered into a corresponding subcontract with our U.S.-based manufacturer.  As a result of the transfer of the contract and modification of the statement of work, we have transitioned development and manufacturing activities as well as other general and administrative functions from the UK to the U.S.  In connection with this transition, we completed the relocation of our UK operations, including terminating substantially all of our UK workforce, by June 30, 2010.  In the third quarter of 2009, we recorded a reserve for these exit activities, of which $30,000 remained in accrued expense at June 30, 2010.  Additionally we have accrued approximately $90,000 for final property close-out expenses.

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

We have segregated our financial assets and liabilities that are measured at fair value into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.  We have no non-financial assets and liabilities that are measured at fair value. As of June 30, 2010 and 2009 we had level 3 derivative liabilities of approximately $1.2 million and $1.1 million, respectively.

The following table sets forth a summary of changes in the fair value of our Level 3 liabilities for the six months ended June 30, 2010:

Description	Balance as of December 31, 2009	New Liabilities in 2010	Unrealized (Gains)	Balance as of June 30, 2010
Stock purchase warrants	$835,299	$615,801	$(300,966)	$1,150,134

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2009:

Description	Balance as of December 31, 2008	Cumulative Effect of Adoption of New Accounting Guidance	New Liabilities in 2009	Unrealized (Gains)	Balance as of June 30, 2009
Conversion option	$6,405	$-	$-	$(6,405)	$-
Stock purchase warrants	$-	$636,609	$1,236,067	$(757,885)	$1,114,791

The gains on the derivative instruments are classified in Other income (expenses) as the change in market value of derivative instruments in our consolidated statements of operations.  The fair value of our stock purchase warrants and conversion option is determined based on the Black-Scholes option pricing model.  Use of the Black-Scholes option-pricing model requires the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends.

Note 5 - Short-Term Investments – Available for Sale Securities

At June 30, 2010 we had no available-for-sale investments.

During the six months ended June 30, 2010, we realized net gains of approximately $5,000 on sales of available-for-sale securities.  The gains and losses on available-for-sale securities are based on the specific identification method.

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

We have determined that certain provisions contained in the notes are considered embedded derivates that require bifurcation from the debt host contract. At the date of issuance and as of June 30, 2010, we have determined that the value of these derivatives is not significant. We evaluate the estimates and assumptions used in determining such value each reporting period and make revisions should facts and circumstances warrant a change.

Note 7 - Commitments and Contingencies

SIGA Litigation

In December 2006, we filed a complaint against Siga Technologies, Inc. (“SIGA”) in the Delaware Court of Chancery.  The complaint alleges, among other things, that we have the right to license exclusively development and marketing rights for SIGA’s drug candidate, ST-246, pursuant to a merger agreement between the parties (the “Merger Agreement”) that was terminated in October 2006.  The complaint also alleges that SIGA failed to negotiate in good faith the terms of such a license pursuant to the terminated merger agreement.

We are seeking alternatively a judgment requiring SIGA to enter into an exclusive license agreement with the Company for ST-246 in accordance with the terms of the term sheet attached to the merger agreement or monetary damages.  In January 2008, the Delaware Court of Chancery issued a ruling denying a motion by SIGA to dismiss the complaint.  SIGA has filed a counterclaim against the Company alleging that we breached our duty to engage in good-faith negotiations by, among other things, presenting SIGA with a bad-faith initial proposal for a license agreement that did not contain all necessary terms, demanding SIGA prepare a complete draft of a partnership agreement and then unreasonably rejecting that agreement, and unreasonably refusing to consider economic terms that differed from those set forth in the license agreement term sheet attached to the Merger Agreement.  SIGA is seeking recovery of its reliance damages from this alleged breach.

Discovery in the case closed in February 2010.  In March 2010 SIGA filed a motion for summary judgment, and subsequently we filed an answering brief in April 2010 and SIGA filed its reply brief.  Oral argument on SIGA’s motion for summary judgment was held in the Delaware Court of Chancery in July 2010.  The court has reserved it final decision on SIGA’s motion but has also set a date for trial to commence on January 3, 2011.

An accrual for a loss contingency has not been made because the unfavorable resolution of this contingency is not probable.

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

Furthermore, under the terms of the sale and purchase agreement, as amended (the “Avecia Purchase Agreement”) we entered into in connection with the Avecia Acquisition, we are required to pay Avecia $5 million within 90 days of entering into a multi-year funded development contract that was to be issued by BARDA under solicitation number RFP-BARDA-08-15 (or any substitution or replacement thereof) for the further development of SparVaxTM.  RFP-BARDA-08-15 was cancelled by BARDA in December 2009.  Accordingly, our obligation to pay Avecia the $5 million payment would mature only upon our receipt of a substitution or replacement thereof.  We have received funds from BARDA and other U.S. government agencies under various development agreements between us and BARDA.  Any development contract deemed to be a substitute or replacement of RFP-BARDA-08-15 could trigger our obligation to make the $5 million payment under the Avecia Purchase Agreement.

Note 8 - Stockholders’ Equity (Deficit)

Common Stock

In April 2010, we completed a public sale of 1,666,668 shares of our common stock at $1.50 per share and warrants to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $1.89 per share, generating gross proceeds of approximately $2.5 million. The warrants become exercisable on October 13, 2010 and expire on October 13, 2015. Placement fees of approximately $175,000 and legal and other fees of approximately $100,000 were incurred in connection with this transaction.

In July 2010, we completed a public sale of 2,785,714 shares of our common stock at $1.40 per share and warrants to purchase an aggregate of 1,323,214 shares of our common stock at an exercise price of $1.63 per share, generating gross proceeds of approximately $3.9 million. The warrants become exercisable on January 23, 2011 and expire on January 23, 2017. Placement fees of approximately $256,000 and legal and other fees of approximately $100,000 were incurred in connection with this transaction.

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

In April 2010, we completed a public sale of 1,666,668 shares of our common stock at $1.50 per share and warrants to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $1.89 per share, generating gross proceeds of approximately $2.5 million.  The warrants become exercisable on October 13, 2010 and expire on October 13, 2015. Placement fees of approximately $175,000 and legal and other fees of approximately $100,000 were incurred in connection with this transaction. These warrants are a derivative liability and as such reflect the liability at fair value in the consolidated balance sheets.   The fair value of this derivative liability will be re-measured at the end of every reporting period and the change in fair value will be reported in the consolidated statement of operations as other income (expense).

Note 9 - Subsequent Events

In July 2010, we completed a public sale of 2,785,714 shares of our common stock at $1.40 per share and warrants to purchase an aggregate of 1,323,214 shares of our common stock at an exercise price of $1.63 per share, generating gross proceeds of approximately $3.9 million. The warrants become exercisable on January 23, 2011 and expire on January 23, 2017.  Placement fees of approximately $256,000 and legal and other fees of approximately $100,000 were incurred in connection with this transaction.

In July 2010, the NYSE Amex LLC (the “Exchange”) sent a letter to us advising that we were not in compliance with continued listing standards, specifically Sections 1003(a)(i), (ii) and (iii) of the Exchange’s Company Guide, because our we did not meet the following criteria: stockholders’ equity of at least (i) $2.0 million, (ii) $4.0 million or (iii) $6.0 million, with corresponding losses from continuing operations and/or net losses in (i) two of our three most recent fiscal years, (ii) three of our four most recent fiscal years, or (iii) our five most recent fiscal years, respectively.

We will shortly submit a plan to the Exchange, stating how we intend to regain compliance with the continued listing standards by January 26, 2012.  If the Exchange accepts the plan, we will be able to continue our listing during such time, subject to continued periodic review by Exchange staff.  If the Exchange does not accept the plan, it accepts the plan but we do not make progress consistent with the plan during the plan period, or we do not meet the plan by the end of the plan period, the Exchange could initiate delisting proceedings.  We may appeal any delisting determination before a listing qualifications panel of the Exchange and in turn request a review of the decision of such panel by the Exchange’s Committee on Securities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  This information may involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  These risks, uncertainties and other factors include, but are not limited to, risk associated with the reliability of the results of the studies relating to human safety and possible adverse effects resulting from the administration of the Company’s product candidates, unexpected funding delays and/or reductions or elimination of U.S. government funding for one or more of the Company’s development programs, the award of government contracts to our competitors, unforeseen safety issues, challenges related to the development, technology transfer, scale-up, and/or process validation of manufacturing processes for our product candidates, unexpected determinations that these product candidates prove not to be effective and/or capable of being marketed as products, challenges related to the submission or implementation of our NYSE Amex compliance plan, as well as risks detailed from time to time in PharmAthene’s Forms 10-K and 10-Q under the caption “Risk Factors” and in its other reports filed with the U.S. Securities and Exchange Commission (the “SEC”).  Forward-looking statements describe management’s current expectations regarding our future plans, strategies and objectives and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,”  “project,” “potential” or “plan” or the negative of these words or other variations on these words or comparable terminology.  Such statements include, but are not limited to, statements about potential future government contract or grant awards, potential payments under government contracts or grants, potential regulatory approvals, future product advancements, anticipated financial or operational results and expected benefits from our acquisition of Avecia’s biodefense vaccines business.  Forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in the forward-looking statements will come to pass.

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

The following discussion should be read in conjunction with our condensed consolidated financial statements which present our results of operations for the three and six months ended June 30, 2010 and 2009 as well as our financial positions at June 30, 2010 and December 31, 2009, contained elsewhere in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 26, 2010 and as amended on April 30, 2010, including the consolidated financial statements contained therein.

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

Recent Events

In July 2010, we completed a public sale of 2,785,714 shares of our common stock at $1.40 per share and warrants to purchase an aggregate of 1,323,214 shares of our common stock at an exercise price of $1.63 per share, generating gross proceeds of approximately $3.9 million. The warrants become exercisable on January 23, 2011 and expire on January 23, 2017. Placement fees of approximately $256,000 and legal and other fees of approximately $100,000 were incurred in connection with this transaction.

In July 2010, the NYSE Amex LLC (the “Exchange”) sent a letter to us advising that we were not in compliance with continued listing standards, specifically Sections 1003(a)(i), (ii) and (iii) of the Exchange’s Company Guide, because  we did not meet the following criteria: stockholders’ equity of at least (i) $2.0 million, (ii) $4.0 million or (iii) $6.0 million, with corresponding losses from continuing operations and/or net losses in (i) two of our three most recent fiscal years, (ii) three of our four most recent fiscal years, or (iii) our five most recent fiscal years, respectively.

We will shortly submit a plan to the Exchange, stating how we intend to regain compliance with the continued listing standards by January 26, 2012.  If the Exchange accepts the plan, we will be able to continue our listing during such time, subject to continued periodic review by Exchange staff.  If the Exchange does not accept the plan, it accepts the plan but we do not make progress consistent with the plan during the plan period, or we do not meet the plan by the end of the plan period, the Exchange could initiate delisting proceedings.  We may appeal any delisting determination before a listing qualifications panel of the Exchange and in turn request a review of the decision of such panel by the Exchange’s Committee on Securities.

Critical Accounting Policies

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

We analyze each cost reimbursable grant to determine whether we should report such reimbursements as revenue or as an offset to our expenses incurred.  For the three months ended June 30, 2010 and 2009, we recorded approximately $0.9 million and $0.8 million, respectively, of costs reimbursed by the government as an offset to research and development expenses.  For the six months ended June 30, 2010 and 2009, we recorded approximately $1.7 million and $1.2 million, respectively, of costs reimbursed by the government as an offset to research and development expenses.

Our revenue-generating contracts may include multiple elements, including one or more of up-front license fees, research payments, and milestone payments.  In these situations, we allocate the total contract price to the multiple elements based on their relative fair values and recognize revenue for each element according to its characteristics.  As revenue is recognized in accordance with the terms of the contracts, related amounts are recorded as unbilled accounts receivable, the primary component of “Other receivables (including unbilled receivables)” in our consolidated balance sheets.  As specific contract invoices are generated and sent to our customers, invoiced amounts are transferred out of unbilled accounts receivable and into billed accounts receivable.  Invoicing frequency and payment terms for cost-plus-fee contracts with our customers are defined within each contract, but are typically monthly invoicing with 30-60 day payment cycles.

At June 30, 2010, “Other receivables (including unbilled receivables)” were approximately $ 4.3 million, of which approximately $3.8 million were unbilled accounts receivables.

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

Results of Operations

Revenue

We recognized revenue of $4.8 million and $8.1 million during the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, we recognized revenue of $7.9 million and $13.6 million, respectively.

Our revenue consisted primarily of contract funding from the U.S. government for the development of Protexia®, SparVax™ and Valortim®.  Our revenue in the three and six months ended June 30, 2010 changed from the comparable periods of 2009 primarily due to the following:

•
 Under the September 2006 contract with the DoD for the advanced development of Protexia®, we recognized $1.9 million and $3.0 million of revenue for the three months ended June 30, 2010 and 2009, respectively, and $1.8 million and $5.3 million for the six months ended June 30, 2010 and 2009, respectively.  The significant decline in revenue in the 2010 periods as compared to 2009 is primarily attributable to the completion in the third quarter of 2009 of the first phase of this contract.  The Company is awaiting the decision of the DoD regarding the funding for the next phase of the program. It remains unclear at this point when the DoD will make a decision regarding funding for the next phase.  In May 2010, the DoD approved a contract modification to provide PharmAthene with limited incremental funding to support certain on-going costs of this program.  Until a longer-term funding decision is made on the next phase of the program, we do not expect to recognize significant additional revenues under this contract.

•
Under our contract for the development of SparVax™, we recognized approximately $2.1 million and $2.9 million of revenue for the three months ended June 30, 2010 and 2009, respectively, and approximately $4.1 million and $4.9 million for the six months ended June 30, 2010 and 2009, respectively. The decrease in revenue in 2010 as compared to 2009 was primarily attributable to one-time costs (and thus corresponding revenue) related to our settlement agreement with Avecia recognized in the three months ended June 30, 2009, partially offset by revenues in the 2010 periods related to increased development and technology transfer efforts under the program.

•
Under the September 2007 contract for the advanced development of Valortim®, we recognized $0.8 million and $1.6 million of revenue for the three months ended June 30, 2010 and 2009, respectively.  We recognized $1.6 million and $2.2 million of revenue for the six months ended June 30, 2010 and 2009, respectively.   Revenue in all periods was largely attributable to reimbursement of costs related to non-clinical studies.  In addition, work in the three and six months ended June 30, 2009 included other development work as we prepared for additional human clinical trials, while work in the three and six months ended June 30, 2010 included work in connection with the on-going investigation related to adverse reactions seen in the Valortim®/ciprofloxacin clinical trial and certain manufacturing-related activities.

Research and Development Expenses

Our research and development expenses were $5.9 million and $10.2 million for the three months ended June 30, 2010 and 2009, respectively. Our research and development expenses were $10.9 million and $16.0 million for the six months ended June 30, 2010 and 2009, respectively.  These expenses resulted from research and development activities related to our Valortim® and Protexia® programs as well as from activities related to the SparVax™, RypVax™ and third generation anthrax vaccine programs.  We incurred both direct expenses, which included salaries and other costs of personnel, raw materials and supplies, and an allocation of indirect expenses.  We also incurred third-party costs, such as contract research, consulting and clinical development costs for individual projects.  In the second quarter 2010 we completed the wind down of all activities for our RypVax™ plague vaccine program and entered into a modification to our existing contract with the National Institute of Allergy and Infectious Diseases (“NIAID”) for development work on the Company’s third-generation anthrax vaccine candidate.  The modification closed out this contract as part of a no-cost settlement between the Company and NIAID.   Research and development expenses for the three months ended June 30, 2010 and 2009 were net of cost reimbursements under certain of our government grants of $0.9 million and $0.8 million, respectively.  Research and development expenses for the six month period ended June 30, 2010 and 2009 were net of cost reimbursements under certain of our government grants of $1.7 million and $1.2 million, respectively.

Research and development expenses for the three and six months ended June 30, 2010 and 2009 were attributable to research programs as follows:

	Three Months ended
($ in millions)	June 30, 2010	June 30, 2009
Anthrax therapeutic and vaccines	$3.9	$7.6
Chemical nerve agent protectants	1.8	2.0
Recombinant dual antigen plague vaccine	0.0	0.6
Internal research and development	0.2	0.0
Total research and development expenses	$5.9	$10.2

	Six Months ended
($ in millions)	June 30, 2010	June 30, 2009
Anthrax therapeutic and vaccines	$7.2	$10.3
Chemical nerve agent protectants	3.3	4.5
Recombinant dual antigen plague vaccine	0.0	1.0
Internal research and development	0.4	0.2
Total research and development expenses	$10.9	$16.0

For the three and six months ended June 30, 2010, research and development expenses decreased $4.3 million and $5.1 million, respectively, from the prior year periods.  This was primarily due to the $3.0 million one-time termination fee to Avecia incurred in the second quarter of 2009.

The decrease in development expenses related to the clinical nerve agents protectant program resulted from reduced process development and manufacturing activities as the program completed the development stage by the end of 2009.  While certain limited costs in 2010 will be covered under the interim funding approved by the DoD, until such time as the DoD decides to fund the next phase of work over the longer term, costs incurred under our chemical nerve agents protectant program in future periods may not be covered, either in whole or in part, by corresponding revenues under our contract with the DoD.  If the DoD does consent to further work under this program, we anticipate that costs under our chemical nerve agents protectant program will increase in future periods as that program progresses through additional human clinical trials. We and the U.S. government agreed to a reduction to the scope of work related to the development of our plague vaccine, and costs (and related revenue) under that contract have declined during the wind down period that ended in the second quarter 2010.

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

Expenses associated with general and administrative functions were $4.1 and $4.4 million for both the three months ended June 30, 2010 and 2009, respectively.  Expenses associated with general and administrative functions were $9.4 million and $9.6 million for the six months ended June 30, 2010 and 2009, respectively.

General and administrative expenses decreased $0.3 million for the three months ended June 30, 2010, as compared to the prior year period. During the three months ended June 30, 2010, we recorded bad debt expense of approximately $1.1 million, primarily associated with an invoice to our government customer related to rPA anthrax vaccine development work performed at Avecia prior to the transfer of development activities to a U.S.-based manufacturer and the novation of the Company’s government contract for the advanced development of its rPA anthrax vaccine candidate from NIH to BARDA. These expenses were more than offset by reduced accruals for bonuses, salaries, stock compensation, recruiting, relocation, and travel expenses.

General and administrative expenses decreased $0.1 million for the six months ended June 30, 2010, as compared to the prior year period, largely due to the recording of bad debt expense of approximately $1.6 million which again was primarily associated with the invoice to our government customer for the Avecia work and the novation referenced above as well as with the wind down of the third-generation anthrax vaccine program. These expenses were more than offset by reduced bonuses, salaries, stock compensation, recruiting and relocation and travel expenses.

Depreciation and Intangible Amortization

Depreciation and amortization expenses were $0.3 million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively.  Depreciation and amortization expenses were $0.5 million and $0.4 million for the six months ended June 30, 2010 and 2009, respectively.  These expenses relate primarily to the depreciation and amortization of farm building improvements, leasehold improvements and laboratory equipment, and patents acquired as part of a 2005 business combination.

Other Income and Expenses

Other income and expenses primarily consists of income on our investments, interest expense on our debt and other financial obligations, changes in market value of our derivative financial instruments, and foreign currency transaction gains or losses.

We incurred interest expense of $0.9 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively. We incurred interest expense of $1.9 million and $1.2 million for the six months ended June 30, 2010 and 2009, respectively.  Interest expense for all periods relates primarily to interest on our outstanding convertible notes.  For the three and six months ended June 30, 2010, interest expense includes the amortization of the debt discount arising from the allocation of fair value to the stock purchase warrants issued in connection with the July 2009 convertible debt.  Interest expense for the three and six months ended June 30, 2009 relates primarily to our old notes and  our then outstanding secured credit facility, which was repaid in full during the third quarter 2009.

The change in the fair value of our derivative instruments (Common Stock Purchase Warrants) were approximately $0.0 million for the three months ended June 30, 2010 compared to $0.6 million for the three months ended June 30, 2009.  The change in the fair value of our derivative instruments was $0.3 million for the six months ended June 30, 2010 compared to $0.8 million for the three months ended June 30, 2009.  The fair value of these derivative instruments is estimated using the Black-Scholes option pricing model.

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

At June 30, 2010, accounts receivables and other receivables (including unbilled receivables) totaled approximately $12.9 million primarily due to delays in billing for services related to the SparVax™ second generation anthrax vaccine program.  Although we are now current with our billing of our second generation anthrax vaccine program, a significant portion of these submitted invoices are still undergoing the review and approval process prior to being paid.  In addition, the bid protest filed by a third party with the GAO in March 2010, challenging the decision by the HHS to enter into the modification to our research and development contract with BARDA for the development of SparVax™, and resulting “stop-work” order, caused delays in our work under that modification. The bid protest was ultimately denied, and the related stop work-order canceled in June 2010.  Nevertheless, the protest, along with the accumulated billing and collection delays, have reduced revenues and our available cash and cash equivalents during the first six months of 2010.   The combination of these two developments reduced our operating cash flows, which resulted in a need for additional financing to fund our working capital needs.

In July 2010, we generated net proceeds of approximately $3.5 million from a registered direct public offering.  We currently believe that, based on the operating cash requirements and capital expenditures expected through the end of 2010, and expected receipts from our government contracts and grants, we will not require additional funding to continue our current level of operations through the end of 2010.  We may elect to raise additional capital in 2010 or beyond to expand our business and/or strengthen our financial position or, if our current expectations and estimates about future operating costs prove to be incorrect, we may need to raise additional capital in 2010 or beyond.

In April 2010, we completed a public sale of 1,666,668 shares of common stock at $1.50 per share and warrants to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $1.89 per share, generating gross proceeds of $2.5 million.  The warrants become exercisable on October 13, 2010 and expire on October 13, 2015. Placement fees of approximately $175,000 and legal and other fees of approximately $100,000 were incurred in connection with this transaction. These warrants are a derivative liability and as such reflect the liability at fair value in the consolidated balance sheets.   The fair value of this derivative liability will be re-measured at the end of every reporting period and the change in fair value will be reported in the consolidated statement of operations as other income (expense).

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

Under the terms of our New Convertible Notes, unless earlier converted, redeemed or accelerated, the outstanding principal amount of $19.3 million plus accrued interest is payable at maturity on July 28, 2011.  Prior to maturity, the note holders may convert their principal and related accrued interest into shares of our common stock at a conversion price, subject to adjustment, of $2.54 per share.  Beginning on July 28, 2010, we have the right to redeem all or a portion of the New Convertible Notes.  Upon a change in control or default, as defined in the note, the note holders may require us to redeem their notes.

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

Sources and Uses of Cash

Cash, cash equivalents, restricted cash and short-term available-for-sale investments were $0.8 million and $5.8 million at June 30, 2010 and December 31, 2009, respectively.  The $5.0 million decrease at June 30, 2010 was primarily attributable to the net impact of cash used to fund operations and the timing of collections on our U.S. Government accounts receivable.  As of June 30, 2010 and December 31, 2009, total accounts receivables and other receivables (including unbilled receivables) were $12.9 million and $17.4 million, respectively.

The relatively high level of accounts receivables at June 30, 2010 and the relatively high level of accounts receivables and other receivables (including unbilled receivables) at December 31, 2009 was primarily due to delays in billing for services related to the SparVax™ second generation anthrax vaccine program.  Although we are now current with the billing of our second generation anthrax vaccine program, a significant portion of these submitted invoices are still undergoing the review and approval process prior to being paid.  In addition, the bid protest (which was denied in June 2010) with respect to the modification to our research and development contract with BARDA for the development of SparVax™, and resulting “stop-work” order, along with the accumulated billing and collection delays, have reduced revenues and our available cash and cash equivalents during the first six months of 2010.

In April 2010, we completed a public sale of 1,666,668 shares of common stock at $1.50 per share and warrants to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $1.89 per share, generating gross proceeds of $2.5 million.  The warrants become exercisable on October 13, 2010 and expire on October 13, 2015. Placement fees of $175,000 and legal and other fees of approximately $100,000 were incurred in connection with this transaction.

In July 2010, we completed a public sale of 2,785,714 shares of common stock at $1.40 per share and warrants to purchase an aggregate of 1,323,214 shares of our common stock at an exercise price of $1.63 per share, generating gross proceeds of $3.9 million. The warrants become exercisable on January 23, 2011 and expire on January 23, 2017. Placement fees of $273,000 and legal and other fees of approximately $100,000 were incurred in connection with this transaction.

Operating Activities

Cash used in operating activities was $ 6.6 million and $ 13.4 million for the six months ended June 30, 2010 and 2009, respectively. Cash used in operations during the six months ended June 30, 2010 reflects a net loss, after the effect of non-cash adjustments of $9.3 million, a decrease in accrued expenses and other liabilities of $ 7.2 million due to reduced development activities and an increase in accounts receivable of $1.4 million, partially offset by a $ 6.6 million increase in accounts payable due to enhanced cash management activities and a $ 4.7 million decrease in prepaid expenses and other current assets.

Cash used in operations during the six months ended June 30, 2009 reflects a net loss, after the effect of non-cash adjustments, of $10.1 million, a decrease in accounts receivable of $6.5 million, an increase in other assets (primarily in unbilled accounts receivable associated with our government contracts) of $11.9 million, and an increase in accrued expenses and accounts payable of $2.2 million (primarily in accrued expenses associated with our settlement agreement with Avecia).  Non-cash adjustments for the six months ended June 30, 2009 included non-cash stock compensation expense of $1.7 million and the change in the fair value of our derivative liabilities of $0.8 million.

Investing Activities

Net cash provided by investing activities was $2.8 million for the six months ended June 30, 2010, compared to $11.0 million used in investing activities for the six months ended June 30, 2009.  Investing activities for the 2010 period related primarily to liquidating investments to meet working capital requirements.

Investing activities for the first six months of 2009 related primarily to the payment in June 2010 of $7.0 million of deferred purchase consideration to Avecia, purchases, net of sales, of available for sale securities of $3.0 million and approximately $1.0 million of capital expenditures.

Financing Activities

 Net cash provided by financing activities was $2.1 million for the six months ended June 30, 2010 as compared to $14.7 million provided by financing activities for the six months ended June 30, 2009.  Net cash provided from financing activities for the six months ended June 30, 2010 was the result of the proceeds from the issuance of common stock and warrants.

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

In April 2010, we completed a public sale of 1,666,668 shares of common stock at $1.50 per share and warrants to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $1.89 per share, generating gross proceeds of $2.5 million.  The warrants become exercisable on October 13, 2010 and expire on October 13, 2015. Placement fees of $175,000 and legal and other fees of approximately $100,000 were incurred in connection with this transaction.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following are contractual commitments at June 30, 2010 associated with leases, research and development arrangements, collaborative development obligations and long term debt:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$5,623,570	$905,538	$1,503,715	$1,595,390	$1,618,927
Research and development collaboration agreements	15,119,201	13,134,201	1,985,000	-	-
Current and long term debt	23,208,562	-	23,208,562	-	-
Total	$43,951,332	$14,039,739	$26,697,276	$1,595,390	$1,618,927

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In December 2006, we filed a complaint against Siga Technologies, Inc. (“SIGA”) in the Delaware Court of Chancery.  The complaint alleges, among other things, that we have the right to license exclusively development and marketing rights for SIGA’s drug candidate, ST-246, pursuant to a merger agreement between the parties (the “Merger Agreement”) that was terminated in October 2006.  The complaint also alleges that SIGA failed to negotiate in good faith the terms of such a license pursuant to the terminated merger agreement.

We are seeking alternatively a judgment requiring SIGA to enter into an exclusive license agreement with the Company for ST-246 in accordance with the terms of the term sheet attached to the merger agreement or monetary damages.  In January 2008, the Delaware Court of Chancery issued a ruling denying a motion by SIGA to dismiss the complaint.  SIGA has filed a counterclaim against the Company alleging that we breached our duty to engage in good-faith negotiations by, among other things, presenting SIGA with a bad-faith initial proposal for a license agreement that did not contain all necessary terms, demanding SIGA prepare a complete draft of a partnership agreement and then unreasonably rejecting that agreement, and unreasonably refusing to consider economic terms that differed from those set forth in the license agreement term sheet attached to the Merger Agreement.  SIGA is seeking recovery of its reliance damages from this alleged breach.

Discovery in the case closed in February 2010.  In March 2010 SIGA filed a motion for summary judgment, and subsequently we filed an answering brief in April 2010 and SIGA filed its reply brief.  Oral argument on SIGA’s motion for summary judgment was held in the Delaware Court of Chancery in July 2010.  The court has reserved it final decision on SIGA’s motion but has also set a date for trial to commence on January 3, 2011.

Item 1A.  Risk Factors

Investing in our securities involves risks.  In addition to the other information in this quarterly report on Form 10-Q, stockholders and potential investors should carefully consider the risks and uncertainties discussed in the section "Item 1.A.  Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2009, as supplemented by the risks and uncertainties in our quarterly report on Form 10-Q for the period ended March 31, 2010 and as discussed below.  If any of the risks and uncertainties set forth below, in our 2009 annual report on Form 10-K or in our quarterly report on Form 10-Q for the period ended March 31, 2010 actually materialize, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment. The risks and uncertainties described below and in our 2009 annual report on Form 10-K and our quarterly report on Form 10-Q for the period ended March 31, 2010 are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.

Risks Related to Our Financial Condition

We have a history of losses and negative cash flow, anticipate future losses and negative cash flow, and cannot provide assurances that we will achieve profitability.

We have incurred significant losses since we commenced operations.  For the years ended December 31, 2009, 2008 and 2007 we incurred net losses of approximately $32.3 million, $36.4 million and $17.7 million respectively and had an accumulated deficit of approximately $170.6 million at June 30, 2010.  Our losses to date have resulted principally from research and development costs related to the development of our product candidates, general and administrative costs related to operations, and costs related to the Avecia Acquisition.

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

At June 30, 2010, accounts receivable and other receivables (including unbilled receivables) totaled approximately $12.9 million primarily due to delays in billing for services related to the SparVax™ second generation anthrax vaccine program.  Although we are now current with our billing of our second generation anthrax vaccine program, a significant portion of these submitted invoices are still undergoing the review and approval process prior to being paid.   In addition, the bid protest filed by a third party with the U.S. Government Accountability Office (GAO) in March 2010, challenging the decision by the U.S. Department of Health and Human Services (HHS) to enter into the modification to our research and development contract with BARDA for the development of SparVax™, and resulting “stop-work” order, caused delays in our work under that modification. The bid protest was ultimately denied, and the related stop work-order canceled in June 2010.  Nevertheless, the protest, along with the accumulated billing and collection delays, have reduced revenues and our available cash and cash equivalents during the first six months of 2010.  The combination of these two developments reduced our operating cash flows, which resulted in a need for additional financing to fund our working capital needs.

In July 2010, we generated net proceeds of approximately $3.5 million from a registered direct offering.  We currently believe that, based on the operating cash requirements and capital expenditures expected through the end of 2010, and expected receipts from our government contracts and grants, we will not require additional funding to continue our current level of operations through the end of 2010.  We may elect to raise additional capital in 2010 or beyond to expand our business and/or strengthen our financial position or, if our current expectations and estimates about future operating costs prove to be incorrect, we may need to raise additional capital in 2010 or beyond.

Furthermore, under the terms of the Avecia Purchase Agreement we entered into in connection with the Avecia Acquisition, we are required to pay Avecia $5 million within 90 days of entering into a multi-year funded development contract that was to be issued by BARDA under solicitation number RFP-BARDA-08-15 (or any substitution or replacement thereof) for the further development of SparVax™.  RFP-BARDA-08-15 was cancelled by BARDA in December 2009.  Accordingly, our obligation to pay Avecia the $5 million payment would mature only upon our receipt of a substitution or replacement thereof.  We have received funds from BARDA and other U.S. government agencies under various development agreements between us and BARDA.  Any development contract deemed to be a substitute or replacement of RFP-BARDA-08-15 could trigger our obligation to make the $5 million payment under the Avecia Purchase Agreement.

Under the terms of our New Convertible Notes, unless earlier converted, redeemed or accelerated, the outstanding principal amount of $19.3 million plus accrued interest is payable at maturity on July 28, 2011.  Prior to maturity, the note holders may convert their principal and related accrued interest into shares of our common stock at a conversion price, subject to adjustment, of $2.54 per share.  Beginning on July 28, 2010, we have the right to redeem all or a portion of the New Convertible Notes.  Upon a change in control or default, as defined in the note, the note holders may require us to redeem their notes.

The continuing turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or cease operations has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and volatility in fixed income, credit, currency and equity markets.  As a result, there can be no assurances that we will be successful in obtaining sufficient financing on commercially reasonable terms or at all.  Our requirements for additional capital may be substantial and will be dependent on many factors, including the success of our research and development efforts, our ability to commercialize and market products, our ability to successfully pursue our licensing and collaboration strategy, the receipt of continued government funding, competing technological and marketing developments, costs associated with the protection of our intellectual property and any future change in our business strategy.

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

For example, we have an agreement with Medarex to develop Valortim®, a fully human monoclonal antibody product designed to protect against and treat inhalation anthrax.  Under the agreement with Medarex, we will be entitled to a variable percentage of profits derived from sales of Valortim® , if any, depending, in part, on the amount of our investment.  In addition, we have entered into licensing and research and development agreements with a number of other parties and collaborators.  There can be no assurances that the research and development conducted pursuant to these agreements will result in revenue generating product candidates.  If our suppliers, vendors, licensors, or other collaboration partners experience financial difficulties as a result of the weak economy, or if they are acquired as part of the current wave of consolidations in the pharmaceutical industry (such as, for example, with the acquisitions of Medarex by Bristol Myers Squibb and Diosynth’s parent company by Merck & Co., Inc. in 2009 and of Avecia’s CMO subsidiary (Avecia Biologics) by Merck & Co., Inc. in 2010), their priorities or our working relationship with them might change.  As a result, they might shift resources away from the research, development and/or manufacturing efforts intended to benefit our products, which could lead to significant delays in our development programs and potential future sales.  Finally, our current licensing, research and development, and supply agreements may expire and may not be renewable or could be terminated if we do not meet our obligations.  For example, our license agreement from DSTL for certain technology related to RypVax™ requires that we diligently pursue development of this product candidate to maintain exclusive rights to the technology.  Our existing contract with the U.S. government for the development of RypVax™  has been wound down, and we may decide not to continue with development efforts at a level necessary to meet this requirement, since we do not anticipate that the U.S. government will provide additional funding in the future for or procure RypVax™.

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

If the U.S. government makes significant contract awards to our competitors for the supply to the U.S. emergency stockpile, our business will be harmed and it is unlikely that we will ultimately be able to supply that particular treatment or product to foreign governments or other third parties.  Further, changes in government budgets and agendas, cost overruns in our programs, or advances by our competitors, may result in a decreased and de-prioritized emphasis on, or termination of, government contracts that support the development and/or procurement of the biodefense products we are developing.  More generally, due to the current economic downturn, the accompanying fall in tax revenues and the U.S. government’s efforts to stabilize the economy, the U.S. government may be forced or choose to reduce or delay spending in the biodefense field or eliminate funding of certain programs altogether, which could decrease the likelihood of future government contract awards or that the government would procure products from us.  Future funding levels for two of our key government customers, BARDA and DoD, for the advanced development and procurement of medical countermeasures are uncertain, and may be subject to budget cuts as the U.S. Congress and the President look to reduce the nation’s budget deficit.

For example, while RFP-BARDA-08-15 for an rPA vaccine for the SNS initially indicated that the government would make an award by September 26, 2008, the award was delayed multiple times and ultimately canceled in December 2009.  Furthermore, the U.S. government has selected a plague vaccine product candidate from a competitor for advanced development funding, and we do not anticipate that the U.S. government will provide additional funding in the future for or procure RypVax™.  Given the limited future prospects for RypVax™ at this time, we and the U.S. government agreed to a reduction to the scope of work that resulted in early wind down of all activities under our existing RypVax™ contract. In addition, we believe the remaining development costs required to obtain FDA licensure for Protexia® in advance of government procurement exceed those used in our original proposal and provided for in the contract with the DoD, and it is unclear whether, under the terms of our 2006 contract with the DoD, the DoD will elect to continue to fund development of Protexia® as well as the timing of any decision by the DoD in that regard.  Further, even if the DoD does so elect to continue funding and we meet all development milestones, the DoD may nevertheless choose not to procure any doses of Protexia®.  Further, BARDA has expressed concerns regarding our performance from April 1, 2009 through April 30, 2010 under our contract for the development of SparVax™.  We have been working closely with the agency to resolve the issues and believe that we have made significant progress in that regard.  If, however, we are unable to perform adequately under this contract, we may be at increased risk that BARDA will curtail our activities under, or terminate, that contract.

In the fourth quarter of 2009, the FDA placed our phase I clinical trial of Valortim® and ciprofloxacin on partial clinical hold, pending the results of our investigation of the potential causes for adverse reactions observed in two subjects dosed in the trial.  As a consequence, BARDA advised us that until satisfactory resolution of this issue and the partial clinical hold is lifted it would not act on our request for additional advanced development funding for Valortim® under BAA-BARDA-09-34.  In April 2010 BARDA informed us of its belief that it is not practical at this point to resume negotiations under the current proposal and encouraged us to submit a new white paper for Valortim® under Board Agency Announcement, BARDA-CBRN-BAA-10-100-SOL-00012, if and when FDA agrees to permit us to reinitiate a Valortim® iv administration clinical trial program.   BARDA will request a formal proposal to provide additional funding for this program, and what the effects of any delay in potential future funding of the program will be on the overall Valortim® development timeline.

The U.S. government’s determination to award any contracts may be challenged by an interested party, such as another bidder, at the GAO or in federal court.  If such a challenge is successful, a contract may be terminated.

The laws and regulations governing the procurement of goods and services by the U.S. government provide procedures by which other bidders and other interested parties may challenge the award of a government contract.  If we are awarded a government contract, such challenges or protests could be filed even if there are not any valid legal grounds on which to base the protest.  If any such protests are filed, the government agency may decide to suspend our performance under the contract while such protests are being considered by the GAO or the applicable federal court, thus potentially delaying delivery of goods and services and payment.  In addition, we could be forced to expend considerable funds to defend any potential award.  If a protest is successful, the government may be ordered to terminate our contract and reselect bids.  The government could even be directed to award a potential contract to one of the other bidders.  For example, in March 2010 a third-party filed a bid protest with the GAO challenging the February 2010 decision of the HHS to modify its existing research and development contract with us for the development of SparVaxTM.  In March 2010 HHS suspended performance under the modification pursuant to the automatic stay provisions of the FAR, pending a decision by the GAO on the protest.   While the bid protest was ultimately denied, and the related HHS “stop work” order canceled in June 2010, the protest contributed to a reduction in revenues and cash and cash equivalents over the period that work could not be performed under the modification. In addition, we incurred unexpected general and administrative expenses to intervene in the protest.

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

In particular, as noted above in “Even if we succeed in commercializing our product candidates, they may not become profitable and manufacturing problems or side effects discovered at later stages can further increase costs of commercialization,” we are transferring the manufacturing process for the bulk rPA drug substance from Avecia in the United Kingdom to Diosynth, a U.S.-based contract manufacturer.  There can be no assurance that we will be able to recruit and hire the necessary staff in the U.S. to complete the transfer of the manufacturing process in a timely and cost effective manner.

Risks Related to our Common Stock

If we are unable to develop or implement a plan to regain compliance with the minimum stockholders’ equity requirements imposed by the NYSE Amex within the required timeframe, our securities could be delisted from trading which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock and certain warrants are listed on the NYSE Amex (formerly the NYSE Alternext US or American Stock Exchange), a national securities exchange, which imposes continued listing requirements with respect to listed shares.  In July 2010, we received a letter from the NYSE Amex, stating that we are not in compliance with the exchange’s continued listing standards, specifically, Sections 1003(a)(i), (ii) and (iii) of the NYSE Amex Company Guide, because we have stockholders’ equity of less than $2.0 million, $4.0 million and $6.0 million and losses from continuing operations and/or net losses in two of our three most recent fiscal years, three of our four most recent fiscal years and our five most recent fiscal years, respectively.

The NYSE Amex stated in its letter that in order to maintain its listing, we must submit a plan by August 26, 2010, addressing how we intend to regain compliance with Sections 1003(a)(i), (ii) and (iii) of the Company Guide by January 26, 2012.  If the NYSE Amex accepts the plan, we will be able to continue our listing during such time and will be subject to continued periodic review by the NYSE Amex staff.  If the plan is not submitted on a timely basis, is not accepted, is accepted but we do not make progress consistent with the plan during the plan period, or is not met by the end of the plan period, the NYSE Amex could initiate delisting proceedings.  Furthermore, if we fail to satisfy any other continued listing standard, such as the requirement that issuers have more than 300 public shareholders, or that the aggregate market value of shares publicly held be more than $1,000,000, the NYSE Amex may also decide to initiate delisting proceedings.  We may appeal any delisting determination before a listings qualifications panel of the NYSE Amex and in turn request a review of the decision of such panel by the exchange’s Committee on Securities.

If our securities are delisted from trading on the NYSE Amex and we are not able to list our securities on another exchange or to have them quoted on Nasdaq, our securities could be quoted on the OTC Bulletin Board or on the “pink sheets”.  As a result, we could face significant adverse consequences including:

•	a limited availability of market quotations for our securities;

•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage for us; and

•	a decreased ability to issue additional securities (including pursuant to our universal shelf registration statement on Form S-3) or obtain additional financing in the future.

Shares that we may issue in the future in connection with certain capital-raising transactions and shares available for future issuance upon conversion and exercise of convertible notes, warrants and options could dilute our shareholders and depress the market price of our common stock.

We have filed a shelf registration statement on Form S-3, which was declared effective on February 12, 2009 in connection with a sale from time to time of common stock, preferred stock or warrants or any combination of those securities, either individually or in units, in one or more offerings for up to $50,000,000 (inclusive of the gross proceeds from our July 2010, April 2010 and March 2009 registered offerings), although we are presently subject to significant limitations on the amount of securities we can issue under that registration statement.  Raising capital in this manner or any other manner may depress the market price of our stock, and any such financing(s) will dilute our existing shareholders.

In addition, as of June 30, 2010 we had outstanding options to purchase approximately 5.5 million shares of common stock.  Additional shares are reserved for issuance under our 2007 Long-Term Incentive Compensation Plan.  Our stock options are generally exercisable for ten years, with a significant portion exercisable either immediately or beginning one year after the date of the grant.  Furthermore, the senior unsecured convertible notes in the aggregate principal amount of $19.3 million issued in July 2009 are convertible at approximately $2.54 per share into approximately 7.6 million shares of our common stock (not including accrued interest), and the accompanying warrants became exercisable on January 28, 2010 for up to approximately 2.6 million shares of common stock at $2.50 per share.  Finally, as of June 30, 2010, the Company had issued and outstanding additional warrants to purchase up to an additional approximately 1.2 million shares of common stock.  We issued additional warrants (which become exercisable January 23, 2011) to purchase up to 1,323,214 shares at $1.63 per share as part of our registered offering in July 2010.  The issuance or even the expected issuance of a large number of shares of our common stock upon conversion or exercise of the securities described above could depress the market price of our stock and the issuance of such shares will dilute the stock ownership of our existing shareholders. Shares that we may issue in the future in connection with certain capital-raising transactions and shares available for future issuance upon conversion and exercise of convertible notes, warrants and options could dilute our shareholders and depress the market price of our common stock.

Item 6.  Exhibits.

No.	Description
1.1	Placement Agency Agreement dated as of April 7, 2010 by and among the Company and Roth Capital Partners, LLC*

10.1	Form of Securities Purchase Agreement dated as of April 7, 2010 between the Company and the Investor*

10.2	Form of Warrant*

10.30.3	Amendment, dated as of May 18, 2010, to Employment Agreement, dated as of April 18, 2008, by and between the Company and Eric I. Richman. **

31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 8, 2010.

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 24, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMATHENE, INC.

Dated: August 13, 2010	By:	/s/ Eric I. Richman
Eric I. Richman
President and interim Chief Executive Officer

Dated: August 13, 2010	By:	/s/ Charles A. Reinhart III
Charles A. Reinhart III
Chief Financial Officer