Form 10-Q
period 2010-09-30
PHARMATHENE, INC
filed 2010-11-15
CIK 1326190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:    The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of November 9, 2010 was 40,908,661.

PHARMATHENE, INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

PHARMATHENE, INC.
CONSOLIDATED BALANCE SHEETS

	Unaudited
	September 30	December 31
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$2,717,779	$2,673,567
Restricted cash	100,000	-
Short-term investments	-	3,137,071
Accounts receivable, net	4,764,159	8,866,346
Other receivables (including unbilled receivables)	3,898,062	8,566,425
Prepaid expenses and other current assets	821,992	973,214
Total current assets	$12,301,992	$24,216,623

Property and equipment, net	6,042,375	6,262,388
Patents, net	832,766	928,577
Other long-term assets and deferred costs	89,071	308,973
Goodwill	2,348,453	2,348,453
Total assets	$21,614,657	$34,065,014

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$6,731,715	$1,934,119
Accrued expenses and other liabilities	3,242,922	11,532,101
Current portion of long-term debt	20,057,953	-
Total current liabilities	$30,032,590	$13,466,220

Other long-term liabilities	460,854	452,618
Derivative instruments	2,528,885	835,299
Long-term debt	-	17,426,513
Total liabilities	$33,022,329	$32,180,650

Stockholders' equity (deficit):
Common stock, $0.0001 par value; 100,000,000 shares authorized; 32,643,252 and 28,130,284 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	$3,264	$2,813
Additional paid-in-capital	162,437,392	157,004,037
Accumulated other comprehensive income	1,127,480	1,188,156
Accumulated deficit	(174,975,808)	(156,310,642)
Total stockholders' equity (deficit)	$(11,407,672)	$1,884,364
Total liabilities and stockholders' equity (deficit)	$21,614,657	$34,065,014

See the accompanying notes to the consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Contract revenue	$6,243,567	$6,830,399	$14,139,711	$20,423,513
	6,243,567	6,830,399	14,139,711	20,423,513
Operating expenses:
Research and development	6,172,147	7,883,799	17,064,900	23,928,315
General and administrative	3,177,888	6,224,868	12,625,132	15,787,115
Depreciation and amortization	258,231	247,747	757,929	639,924
Total operating expenses	9,608,266	14,356,414	30,447,961	40,355,354

Loss from operations	(3,364,699)	(7,526,015)	(16,308,250)	(19,931,841)
Other income (expenses):
Interest income	184	61,743	6,249	258,841
Interest expense	(946,023)	(748,892)	(2,815,638)	(1,949,402)
Loss on early extinguishment of debt	-	(4,690,049)	-	(4,690,049)
Other income (expense)	(93,260)	-	75,914	-
Change in market value of derivative instruments	75,594	(1,059,509)	376,560	(295,218)
Total other income (expenses)	(963,505)	(6,436,707)	(2,356,915)	(6,675,828)

Net loss	$(4,328,204)	$(13,962,722)	$(18,665,165)	$(26,607,669)

Basic and diluted net loss per share	$(0.14)	$(0.50)	$(0.62)	$(0.97)

Weighted average shares used in calculation of basic and diluted net loss per share	31,946,696	28,077,348	29,927,310	27,388,761

See the accompanying notes to the consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2010	2009

Operating activities
Net loss	$(18,665,165)	$(26,607,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad Debt Expense	1,924,601
Change in market value of derivative instruments	(376,560)	295,218
Loss on early extinguishment of debt	-	4,690,049
Depreciation and amortization	757,929	639,924
Change in Avecia purchase accounting	-	154,456
Compensatory option expense	1,821,684	2,725,246
Non cash interest expense on debt	2,744,352	605,265
Changes in operating assets and liabilities:
Accounts receivable	2,189,982	3,834,970
Prepaid expenses and other current assets	4,927,191	(12,913,132)
Accounts payable	4,818,803	(2,840,700)
Accrued expenses and other liabilities	(8,289,791)	7,453,987
Net cash used in operating activities	(8,146,974)	(21,962,386)
Investing activities
Purchases of property and equipment	(324,579)	(1,539,537)
Purchases of short term investments	-	(8,800,640)
Proceeds from sales of short term investments	3,130,588	4,600,000
Payments for Avecia Acquisition	-	(7,000,000)
Net cash provided by (used in) investing activities	2,806,009	(12,740,177)
Financing activities
Proceeds from issuance of convertible debt	-	10,528,196
Payments of debt obligations	-	(9,538,016)
Change in restricted cash requirements	(100,000)	13,250,000
Net proceeds from issuance of common stock and warrants	5,682,268	4,946,710
Other financing costs	-	(551,090)
Net cash provided by financing activities	5,582,268	18,635,800
Effects of exchange rates on cash	(197,091)	502,631
Increase (decrease) in cash and cash equivalents	44,212	(15,564,132)
Cash and cash equivalents, at beginning of year	2,673,567	19,752,404
Cash and cash equivalents, at end of quarter	$2,717,779	$4,188,272

Supplemental disclosure of cash flow information
Cash paid for interest	$21,144	$1,344,137
Cash paid for income taxes	0	184,226

See the accompanying notes to the consolidated financial statements.

PHARMATHENE, INC.

Notes to Unaudited Consolidated Financial Statements
September 30, 2010

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

Historically, we have performed under government contracts and grants and raised funds from investors (including additional debt and equity issued in 2009, and equity issued in April, July and November 2010) to sustain our operations.

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

Comprehensive Loss

Comprehensive loss includes the total of our net loss and all other changes in equity other than transactions with owners, including (i) changes in equity for cumulative translation adjustments resulting from the consolidation of foreign subsidiaries whose financial statements are prepared using the local currency as the functional currency, and (ii) unrealized gains and losses on short term available-for-sale investments. Comprehensive loss for the three month periods ended September 30, 2010 and 2009 was approximately $4.2 million and $12.7 million, respectively.  Comprehensive loss for the nine month periods ended September 30, 2010 and 2009 was approximately $18.7 million and $26.1 million, respectively.

Cash and Cash Equivalents

Cash and cash equivalents, are stated at cost which approximates market value.  We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Short-Term Investments

Short-term investments consist of investment grade government agency and corporate debt securities due within one year.  All investments are classified as available-for-sale and are recorded at market value.  Unrealized gains and losses are reflected in other comprehensive income (loss).  The estimated fair value of the available-for-sale securities is determined based on quoted market prices or rates for similar instruments.  Management reviews the Company’s investment portfolio on a regular basis and seeks guidance from its professional portfolio manager related to U.S. and global market conditions.  We assess the risk of impairment related to securities held in our investment portfolio on a regular basis. There were no short-term investments as of September 30, 2010.

Significant Customers and Accounts Receivable

Our primary customers are the U.S. Department of Defense (the “DoD”), the National Institute of Allergy and Infectious Diseases (“NIAID”), the Biomedical Advanced Research and Development Authority (“BARDA”), and the National Institutes of Health (“NIH”).

As of September 30, 2010 and December 31, 2009, the Company’s trade receivable balances were comprised solely of receivables from these customers.  Unbilled accounts receivable, a component of “Other receivables,” totaled approximated $3.1 and $8.1million as of September 30, 2010 and December 31, 2009, respectively, and also related to the contracts with these same customers.

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

Short-term investments consist of investment grade government agency and corporate debt securities due within one year.  All investments are classified as available-for-sale and are recorded at market value.  Unrealized gains and losses are reflected in other comprehensive income (loss).  The estimated fair value of our available-for-sale securities is determined based on quoted market prices or rates for similar instruments.  We review our investment portfolio on a regular basis and seek guidance from our professional portfolio manager related to U.S. and global market conditions.  We assess the risk of impairment related to securities held in our investment portfolio on a regular basis and identified no permanent or “other-than-temporary” impairment as of September 30, 2010 or December 31, 2009.

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

We analyze each cost reimbursable grant to determine whether we should report such reimbursements as revenue or as an offset to our expenses incurred.  For the three months ended September 30, 2010 and 2009, we recorded approximately $0.2 million for each period related to costs reimbursed by the government as an offset to research and development expenses.  For the nine months ended September 30, 2010 and 2009, we recorded approximately $1.9 million and $1.4 million, respectively, of costs reimbursed by the government as an offset to research and development expenses.

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

At September 30, 2010, “Other receivables (including unbilled receivables)” were approximately $3.9 million, of which approximately $3.1 million were unbilled accounts receivable.

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

Employee share-based compensation expense recognized in the three and nine months ended September 30, 2010 and 2009 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  Forfeitures were estimated at a rate of approximately 17% for both stock options and restricted shares for 2009 and through the first quarter of 2010.  The forfeiture rate was changed to a rate of approximately 12% for both stock options and restricted shares during the second quarter of 2010, based on historical forfeitures.

Share-based compensation expense for the three months ended September 30, 2010 and 2009 was:

	Three months ended September 30,
	2010	2009
Research and development	$165,011	179,559
General and administrative	256,315	806,112
Total share-based compensation expense	$421,326	985,671

Share-based compensation expense for the nine months ended September 30, 2010 and 2009, was:

	Nine months ended September 30,
	2010	2009
Research and development	$688,832	646,028
General and administrative	1,132,852	2,079,218
Total share-based compensation expense	$1,821,684	2,725,246

 During the nine months ended September 30, 2010, we granted options to purchase an aggregate of 1,434,750 shares of common stock to employees, non-employee directors and consultants, and made no restricted stock grants.  At September 30, 2010, we had total unrecognized share-based compensation expense related to unvested awards of approximately $2.8 million that we expect to recognize as expense over the next three years.

Income Taxes

We account for income taxes using the asset and liability method.  Under this method, deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  We record valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized.  Changes in estimates of future taxable income can materially change the amount of such valuation allowances.  As of September 30, 2010, we had recognized a valuation allowance to the full extent of our net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

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

For the periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential shares of common stock is anti-dilutive due to the net losses.  A total of approximately 18.1 million and 19.3 million potential dilutive shares have been excluded in the calculation of diluted net loss per share at September 30, 2010 and 2009, respectively, because their inclusion would be anti-dilutive.

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

Note 3 – Exit Activities

In the second quarter 2009, our existing research and development contract for SparVax™ was transferred from NIAID to BARDA.  In the third quarter 2009 BARDA and PharmAthene modified the existing statement of work to include, among other things, the completion of on-going stability studies and development of potency assays along with certain manufacturing scale-up and technology transfer activities to a U.S.-based manufacturer for the bulk drug substance for SparVax™.  We then entered into a corresponding subcontract with our U.S.-based manufacturer.  As a result of the transfer of the contract and modification of the statement of work, we have transitioned development and manufacturing activities as well as other general and administrative functions from the UK to the U.S.  In connection with this transition, we completed the relocation of our UK operations, including terminating substantially all of our UK workforce, by June 30, 2010.  In the third quarter of 2009, we recorded a reserve for these exit activities, none of which remains in accrued expense at September 30, 2010.

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

We have segregated our financial assets and liabilities that are measured at fair value into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.  We have no non-financial assets and liabilities that are measured at fair value. As of September 30, 2010 and 2009 we had Level 3 derivative liabilities of approximately $2.5 million and $2.2 million, respectively.

The following table sets forth a summary of changes in the fair value of our Level 3 liabilities for the nine months ended September 30, 2010:

Description	Balance as of December 31, 2009	New Liabilities in 2010	Unrealized (Gains)	Balance as of September 30, 2010
Stock purchase warrants	$835,299	$2,070,146	$(376,560)	$2,528,885

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2009:

Description	Balance as of December 31, 2008	Cumulative Effect of Adoption of New Accounting Guidance	New Liabilities in 2009	Unrealized (Gains) Losses	Balance as of September 30, 2009
Conversion option	$6,405	$-	$-	$(6,405)	$
Stock purchase warrants	$-	$636,609	$1,236,067	$301,623		$2,174,299

The gains and losses on the derivative instruments are classified in Other income (expenses) as the change in market value of derivative instruments in our consolidated statements of operations.  The fair value of our stock purchase warrants and conversion option is determined based on the Black-Scholes option pricing model.  Use of the Black-Scholes option-pricing model requires the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends.

Note 5 - Short-Term Investments – Available for Sale Securities

At September 30, 2010 we had no available-for-sale investments.

During the nine months ended September 30, 2010, we realized net gains of approximately $5,000 on sales of available-for-sale securities.  The gains and losses on available-for-sale securities are based on the specific identification method.

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

We have determined that certain provisions contained in the notes are considered embedded derivates that require bifurcation from the debt host contract. At the date of issuance and as of September 30, 2010, we have determined that the value of these derivatives is not significant. We evaluate the estimates and assumptions used in determining such value each reporting period and make revisions should facts and circumstances warrant a change.

The Convertible Notes have been reclassified from long-term to current liabilities as the notes mature on July 28, 2011.

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

Discovery in the case closed in February 2010.  In March 2010 SIGA filed a motion for summary judgment, and subsequently we filed an answering brief in April 2010 and SIGA filed its reply brief.  Oral argument on SIGA’s motion for summary judgment was held in the Delaware Court of Chancery in July 2010.  The court has reserved its final decision on SIGA’s motion but has also set a date for trial to commence on January 3, 2011.

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

Registration Rights Agreements

We entered into a Registration Rights Agreement with the investors who participated in the July 2009 Private Placement.  We subsequently filed a registration statement on Form S-3 with the Securities and Exchange Commission to register a portion of the shares underlying the New Convertible Notes, which registration statement was declared effective in the fourth quarter 2009.  We are obligated to maintain the registration statement effective until the date when all shares underlying the New Convertible Notes and related warrants (and any other securities issued or issuable with respect to or in exchange for such shares) have been sold.

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

Under the terms of the New Convertible Notes, if after the 2nd consecutive business day (other than during an allowable blackout period) on which sales of all of the securities required to be included on the registration statement cannot be made pursuant to the registration statement (a “Maintenance Failure”), we will be required to pay to each selling stockholder a one-time payment of 1.0% of the aggregate principal amount of the New Convertible Notes relating to the affected shares on the initial day of a Maintenance Failure. Our total maximum obligation under this provision would be approximately $193,000.

Following a Maintenance Failure, we will also be required to make to each selling stockholder monthly payments of 1.0% of the aggregate principal amount of the New Convertible Notes relating to the affected shares on every 30th day after the initial day of a Maintenance Failure, in each case prorated for shorter periods and until the failure is cured. Our total maximum obligation under this provision would approximate $193,000 for each month until the failure is cured.  The payments above assume that we otherwise comply with the terms of the New Convertible Notes.

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

Note 8 - Stockholders’ Equity (Deficit)

Common Stock

In April 2010, we completed a public sale of 1,666,668 shares of our common stock at $1.50 per share and warrants to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $1.89 per share, generating gross proceeds of approximately $2.5 million. The warrants become exercisable on October 13, 2010 and expire on October 13, 2015. Placement fees of approximately $175,000 and legal and other fees of approximately $140,000 were incurred in connection with this transaction.

In July 2010, we completed a public sale of 2,785,714 shares of our common stock at $1.40 per share and warrants to purchase an aggregate of 1,323,214 shares of our common stock at an exercise price of $1.63 per share, generating gross proceeds of approximately $3.9 million. The warrants become exercisable on January 23, 2011 and expire on January 23, 2017. Placement fees of approximately $256,000 and legal and other fees of approximately $130,000 were incurred in connection with this transaction.

In July 2010, the NYSE Amex LLC (the “Exchange”) sent a letter to us advising that we were not in compliance with continued listing standards, specifically Sections 1003(a)(i), (ii) and (iii) of the Exchange’s Company Guide, because we did not meet the following criteria: stockholders’ equity of at least (i) $2.0 million, (ii) $4.0 million or (iii) $6.0 million, with corresponding losses from continuing operations and/or net losses in (i) two of our three most recent fiscal years, (ii) three of our four most recent fiscal years, or (iii) our five most recent fiscal years, respectively.  In August 2010, we submitted a plan to the Exchange, stating how we intend to regain compliance with the continued listing standards by January 26, 2012. In October 2010 the Exchange accepted the plan, and as such we will be able to continue our listing during such time, subject to continued periodic review by Exchange staff and other conditions.  If we do not make progress consistent with the plan during the plan period, or we do not meet the plan by the end of the plan period, the Exchange could initiate delisting proceedings.  We may appeal any delisting determination before a listing qualifications panel of the Exchange and in turn request a review of the decision of such panel by the Exchange’s Committee on Securities.

In November 2010, we closed on a registered public offering of 4,300,000 shares of our common stock at a price to the public of $3.50 per share, generating estimated net proceeds of approximately $14.1 million (before expenses). We incurred placement fees of approximately $903,000 and estimated legal and other fees of approximately $250,000 in connection with this transaction. Simultaneously with the closing, certain of our affiliates, officers and directors, who own New Convertible Notes, converted their notes into an aggregate of approximately 3.4 million shares of our common stock. These converting noteholders have received cash payments from the proceeds of the offering of approximately $0.6 million in the aggregate, corresponding to the interest they would have accrued following conversion had they held the New Convertible Notes to maturity.  We also granted the underwriter for the offering a 30-day option to purchase up to an additional 645,000 shares to cover over-allotments, if any.

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

In April 2010, we completed a public sale of 1,666,668 shares of our common stock at $1.50 per share and warrants to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $1.89 per share, generating gross proceeds of approximately $2.5 million.  The warrants become exercisable on October 13, 2010 and expire on October 13, 2015. Placement fees of approximately $175,000 and legal and other fees of approximately $140,000 were incurred in connection with this transaction. These warrants are a derivative liability and as such reflect the liability at fair value in the consolidated balance sheets.   The fair value of this derivative liability will be re-measured at the end of every reporting period and the change in fair value will be reported in the consolidated statement of operations as other income (expense).

In July 2010, we completed a public sale of 2,785,714 shares of our common stock at $1.40 per share and warrants to purchase an aggregate of 1,323,214 shares of our common stock at an exercise price of $1.63 per share, generating gross proceeds of approximately $3.9 million. The warrants become exercisable on January 23, 2011 and expire on January 23, 2017. Placement fees of approximately $256,000 and legal and other fees of approximately $130,000 were incurred in connection with this transaction. These warrants are a derivative liability and as such reflect the liability at fair value in the consolidated balance sheets.   The fair value of this derivative liability will be re-measured at the end of every reporting period and the change in fair value will be reported in the consolidated statement of operations as other income (expense).

Note 9 - Subsequent Events

Public offering of Common Stock and Conversion of Our Outstanding 10% Convertible Notes

In November 2010, we closed on a registered public offering of 4,300,000 shares of our common stock at a price to the public of $3.50 per share, generating estimated net proceeds of approximately $14.1 million (before expenses). We incurred placement fees of approximately $903,000 and estimated legal and other fees of approximately $250,000 in connection with this transaction.  We also granted the underwriter for the offering a 30-day option to purchase up to an additional 645,000 shares to cover over-allotments, if any.

Under the terms of our outstanding convertible notes, unless earlier converted, redeemed or accelerated, the outstanding principal plus accrued interest is payable at maturity on July 28, 2011.  We have the right to redeem all or a portion of these convertible notes.  Upon a change in control or default, as defined in the note, the note holders may require us to redeem their notes. Under the terms of the notes, each holder converting notes is entitled to receive a number of shares corresponding to principal and accrued interest through the date of conversion (plus any accrued and unpaid late charges) at a conversion price of approximately $2.54.  In addition, we have recently agreed to pay each holder exercising his conversion right prior to maturity an amount in cash corresponding to the interest foregone, i.e., the interest the holder would have received between November 4, 2010 and the maturity date had he held the note through maturity.  Simultaneously with the closing of our November 2010 public offering, certain of our affiliates, officers and directors who owned convertible notes converted their notes into an aggregate of approximately 3.4 million shares of our common stock.  These converting noteholders received cash payments of approximately $0.6 million in the aggregate, corresponding to the interest foregone.  As of November 11, 2010, holders of notes (including those referenced above) in the aggregate principal amount (plus accrued interest) of approximately $9.8 million have converted their notes, resulting in the issuance of approximately 3.9 million shares of our common stock.  We may redeem, either immediately or in the future, all of the remaining convertible notes that have not been converted into shares of our common stock prior to their maturity date.  Approximately $12.0 million would be required to repay principal and interest on the remaining notes as of November 11, 2010.  If the holders of the remaining notes were to convert their notes into shares of our common stock as of November 11, 2010, the holders of those notes would receive approximately 4.7 million shares of common stock and approximately $0.8 million in cash.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  This information may involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  These risks, uncertainties and other factors include, but are not limited to, risk associated with the reliability of the results of the studies relating to human safety and possible adverse effects resulting from the administration of the Company’s product candidates, unexpected funding delays and/or reductions or elimination of U.S. government funding for one or more of the Company’s development programs, the award of government contracts to our competitors, unforeseen safety issues, challenges related to the development, technology transfer, scale-up, and/or process validation of manufacturing processes for our product candidates, unexpected determinations that these product candidates prove not to be effective and/or capable of being marketed as products, challenges related to the implementation of our NYSE Amex compliance plan, as well as risks detailed from time to time in PharmAthene’s Forms 10-K and 10-Q under the caption “Risk Factors” and in its other reports filed with the U.S. Securities and Exchange Commission (the “SEC”).  Forward-looking statements describe management’s current expectations regarding our future plans, strategies and objectives and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,”  “project,” “potential” or “plan” or the negative of these words or other variations on these words or comparable terminology.  Such statements include, but are not limited to, statements about potential future government contract or grant awards, potential payments under government contracts or grants, potential regulatory approvals, future product advancements, anticipated financial or operational results and expected benefits from our acquisition of Avecia’s biodefense vaccines business.  Forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in the forward-looking statements will come to pass.

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

The following discussion should be read in conjunction with our condensed consolidated financial statements which present our results of operations for the three and nine months ended September 30, 2010 and 2009 as well as our financial positions at September 30, 2010 and December 31, 2009, contained elsewhere in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 26, 2010 and as amended on April 30, 2010, including the consolidated financial statements contained therein.

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

•
rBChE - recombinant butyrylcholinesterase bioscavanger: Protexia®  and a second generation Advanced Expression System ("AES") countermeasures for nerve agent poisoning by organophosphate compounds, including nerve gases and pesticides

Recent Events

Recent Developments

Public offering of Common Stock and Conversion of Our Outstanding 10% Convertible Notes

In November 2010, we closed on a registered public offering of 4,300,000 shares of our common stock at a price to the public of $3.50 per share, generating estimated net proceeds of approximately $14.1 million (before expenses). We incurred placement fees of approximately $903,000 and estimated legal and other fees of approximately $250,000 in connection with this transaction. Simultaneously with the closing, certain of our affiliates, officers and directors, who own 10% convertible senior notes of the Company due July 2011, converted their notes into an aggregate of approximately 3.4 million shares of our common stock. These converting noteholders have received cash payments from the proceeds of the offering of approximately $0.6 million in the aggregate, corresponding to the interest they would have accrued following conversion had they held the notes to maturity.  As of November 11, 2010, holders of notes (including those referenced above) in the aggregate principal amount (plus accrued interest) of approximately $9.8 million have converted their notes, resulting in the issuance of approximately 3.9 million shares of our common stock.  For further details on these conversions, please refer to “- Liquidity and Capital Resources - Overview.”   We also granted the underwriter for the offering a 30-day option to purchase up to an additional 645,000 shares to cover over-allotments, if any.

Conditional Listing on NYSE Amex

On July 26, 2010, we received a letter from the NYSE Amex, stating that we are not in compliance with the exchange’s continued listing standards, specifically, Sections 1003(a)(i), (ii) and (iii) of the NYSE Amex Company Guide, because we have stockholders’ equity of less than $2.0 million, $4.0 million and $6.0 million and losses from continuing operations and net losses in two of our three most recent fiscal years, three of our four most recent fiscal years and our five most recent fiscal years, respectively.

On August 25, 2010, we submitted a plan to the NYSE Amex addressing how we intend to regain compliance with the continued listing standards by January 26, 2012, the end of the eighteen-month compliance period under NYSE Amex rules.  Based on the information in our compliance plan and related discussions with exchange staff, the NYSE Amex determined that we had made a reasonable demonstration of our ability to regain compliance with Sections 1003(a)(i), (ii) and (iii) of the NYSE Amex Company Guide by January 26, 2012 and that it would continue the listing of our common stock subject to conditions.  The conditions include (a) the requirement to provide exchange staff with updates on the initiatives included in our compliance plan, at least once each quarter concurrent with our corresponding periodic SEC filing, (b) the periodic review of our compliance with the plan by exchange staff, and (c) the approval of a NYSE Amex management committee prior to any issuances of additional shares of common stock.  We currently believe that we are in compliance with these conditions.   If we do not show progress consistent with our compliance plan, or we do not meet the continued listing standards by January 26, 2012, the NYSE Amex could initiate delisting proceedings.  We may appeal any delisting determination before a listing qualifications panel of the exchange and in turn request a review of the decision of such panel by the exchange’s Committee on Securities.

Update on Nerve Agent Countermeasure Program

In 2006 we entered into a contract with the U.S. Department of Defense (“DoD”) to develop a medical countermeasure for nerve agent exposure to protect the warfighter.  This program utilizes the recombinant enzyme butyrylcholinesterase, or “rBChE”, a naturally occurring bioscavenger, as its active ingredient.  Our first generation program for producing rBChE, which we refer to as Protexia®, utilizes transgenic goats to produce the enzyme in their milk.  We have also been working on a second generation approach, which we refer to as our Advanced Expression System, or “AES”, that utilizes a mammalian-cell-based expression system for rBChE.

While the AES technology is still at an early research stage, if our efforts are successful, we believe this cell-based approach could have significant advantages over the transgenic goat-based approach originally developed to produce Protexia®.  Specifically, we believe these advantages could include:

•	An established manufacturing platform, consistent with those used for other biotechnology products and with the U.S. government’s recent advanced manufacturing system initiative.

•	Final product with a pharmacokinetic (PK) profile that more closely resembles naturally occurring butyrylcholinesterase, or BChE, from human blood plasma.

•	Higher production yields than a transgenic goat based approach.

•	Substantially lower costs of production to yield significant savings to our DoD customer.

•	A more traditional regulatory path to FDA licensure.

•	Greater ability to scale up production if demand increases.

The DoD has recently informed us that it is deferring a decision on whether to fund advanced development of Protexia® for the time being, potentially for several years, due to budget constraints and potential concerns about duration of protection with the current route of Protexia® administration as compared to the human blood plasma derived BChE product.  DoD has said they may need more data regarding the duration of protection of Protexia® before making a decision regarding future advanced development funding, and it is unclear at this time how long and what the cost would be to address their concerns. While the DoD has indicated it may fund the work to generate these data, no firm commitment has been made to date and there can be no assurance DoD will ultimately pay for this work. As such, our existing September 2006 contract related to milk collection for Protexia® may not be extended past its current term, which ends on December 31, 2010.

The second generation AES approach is more consistent with the DoD requirements.  We believe the AES could provide a potentially safe and effective nerve agent countermeasure for the warfighter in a shorter timeframe and at a more affordable cost than the transgenic goat-based product. We are currently in discussions with the DoD regarding the path forward, and whether to commence the work to generate the additional data regarding Protexia® or to defer while we focus on the AES.

In connection with the potential expiration of our current contract for milk collection for Protexia®, we are reducing  our transgenic goat operations and are in discussions with a third party to establish the capability to initiate production of the transgenic goat-based product at an FDA-licensed facility if the government decides to pursue development of this product again in the future.  In the fourth quarter of 2010 and the first half of 2011, we expect to incur a modest amount of severance and other wind-down costs related to the reduction of our Protexia®-related operations, but have not yet determined whether we will need to write down the net book value of our Protexia® related assets, and if required, how much that will be.  We expect to complete this analysis in the fourth quarter 2010.

We are in negotiations with the DoD regarding a new contract to fund on-going research we have been conducting and self-funding related to the production of rBChE using our AES. Based on those negotiations, we currently anticipate that DoD will award a contract to us before the end of 2010 for up to $5.7 million to support this initial work. We cannot assure you, however, that the contract will be awarded in this time frame, or at all, of the specific terms of any such contract, of even if this initial contract is awarded to us that DoD will provide any other funding in the future.

Update on BARDA performance evaluation

In response to the performance evaluation for the period April 1, 2009 through April 30, 2010 we received from BARDA under our current contract for the advanced development of SparVax™, we have implemented key organizational changes and information sharing enhancements.  We have received positive feedback from BARDA personnel in recent months. BARDA has also solicited our input regarding achievements since the last assessment by BARDA and agreed to provide an interim assessment prior to the end of the year, which we anticipate will recognize our improved execution.

Update on Valortim® partial clinical hold

As part of our investigational plan regarding the partial clinical hold on Valortim®, we conducted a subcutaneous skin testing study with five subjects, including the two subjects who had adverse reactions as part of our Valortim®/Ciprofloxacin study. There were no positive skin test reactions to Valortim® or it excipients, suggesting that the adverse reactions previously observed were not likely to be allergic reactions.

We recently presented this information to the FDA and the Safety Monitoring Committee (SMC) for Valortim®, which agreed with our plan to propose to FDA an intravenous (IV) dose-escalation study of Valortim® with a slower infusion rate than that used in the Valortim®/Ciprofloxacin study.  We plan to send our final investigation plan report, IV dose escalation protocol, and SMC recommendations to FDA in early November, and believe that we are well-positioned for FDA to permit us to proceed with the dose escalation study, with dosing of the first subject scheduled for January 2011.

We updated BARDA during the course of our investigation, and the agency has continued to express interest in Valortim®.  We plan to resubmit a white paper to BARDA for advanced development funding for Valortim® of in excess of $100 million before the end of 2010, if required, and subject to BARDA’s agreement, submit a formal funding proposal as soon as possible thereafter

Update on Siga Litigation

Discovery in our case against Siga Technologies closed in February 2010.  In March 2010 SIGA filed a motion for summary judgment, and subsequently we filed an answering brief and SIGA filed its reply brief.  Oral argument on SIGA’s motion for summary judgment was held in the Delaware Court of Chancery in July 2010.  The court has reserved it final decision on SIGA’s motion but has also set a date for trial to commence on January 3, 2011.  We can make no assurances that SIGA’s motion will not be granted, or that, if open issues remain in the case, the trial will be successful.  In either event, we will have spent significant resources on an unsuccessful lawsuit.

Appointment of Eric Richman

On October 20, 2010, our Board appointed Eric I. Richman to the position of President and Chief Executive Officer, effective immediately.  Mr. Richman continues to serve as a member of the Board of Directors.  Mr. Richman previously served as our President and interim Chief Executive Officer since May 2010 and was our President and Chief Operating Officer between March and May 2010.  Prior to being appointed President and Chief Operating Officer, Mr. Richman served as our Senior Vice President, Business Development and Strategic Planning since joining then-privately-held PharmAthene in 2003.

In connection with his appointment, Mr. Richman received an option to purchase 125,000 shares of our common stock at an exercise price of $4.20 per share, which was the closing price of our common stock on the NYSE Amex on the date of grant.  Upon the consummation of the public offering of our common stock referenced above, Mr. Richman received a second option grant on November 3, 2010 to purchase 125,000 shares of our common stock at an exercise price of $3.34 per share, which was the closing price of our common stock on the NYSE Amex on the date of grant.  Both options, granted under our 2007 Long-Term Incentive Compensation Plan, vest in installments of 25% per year, with the first vesting to occur on the first anniversary of the respective date of grant.

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

We analyze each cost reimbursable grant to determine whether we should report such reimbursements as revenue or as an offset to our expenses incurred.  For the three months ended September 30, 2010 and 2009, we recorded approximately $0.2 million for each period related to costs reimbursed by the government as an offset to research and development expenses.  For the nine months ended September 30, 2010 and 2009, we recorded approximately $1.9 million and $1.4 million, respectively, of costs reimbursed by the government as an offset to research and development expenses.

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

At September 30, 2010, “Other receivables (including unbilled receivables)” were approximately $3.9 million, of which approximately $3.1 million were unbilled accounts receivables.

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

Results of Operations

Revenue

We recognized revenue of $6.2 million and $6.8 million during the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, we recognized revenue of $14.1 million and $20.4 million, respectively.

Our revenue consisted primarily of contract funding from the U.S. government for the development of Protexia®, SparVax™ and Valortim®.  Our revenue in the three and nine months ended September 30, 2010 changed from the comparable periods of 2009 primarily due to the following:

•
 Under the September 2006 contract with the DoD for the advanced development of Protexia®, we recognized $1.8 million and $1.5 million of revenue for the three months ended September 30, 2010 and 2009, respectively, and $3.6 million and $6.8 million for the nine months ended September 30, 2010 and 2009, respectively. Work under the first phase of this contract was substantially complete by September 30, 2009, and thus we recognized very little revenue under this contract from that time until the second quarter of 2010 when we entered into a modification to our contract under which the DoD reimbursed us for certain costs related to Protexia® during the second and third quarters of 2010.  Consequently, while revenue for the three month period ended September 30, 2010 did not change significantly from the prior year period, we experienced a significant decline in revenue in the nine month period ended September 30, 2010 as compared to the prior year period.  The DoD has recently informed us that it is deferring a decision on whether to fund advanced development of Protexia® for the time being, potentially for several years.   We are in negotiations with the DoD regarding a new contract to fund on-going research we have been conducting and self-funding related to the production of rBChE using our AES.  We expect the Protexia® contract may not be extended past the end of its term on December 31, 2010.

•
Under our contract for the development of SparVax™, we recognized approximately $3.8 million and $2.4 million of revenue for the three months ended September 30, 2010 and 2009, respectively, and approximately $8.0 million and $7.3 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in revenue in the 2010 periods as compared to 2009 was primarily the result of the increase in program activities under the contract during the later periods.

•
Under the September 2007 contract for the advanced development of Valortim®, we recognized $0.6 million and $2.0 million of revenue for the three months ended September 30, 2010 and 2009, respectively.  We recognized $2.2 million and $4.2 million of revenue for the nine months ended September 30, 2010 and 2009, respectively.   Revenue in both the three and nine month period ended September 30, 2010 reflects decreased activity while we conducted our investigation into the adverse events observed during the Valortim® /Ciprofloxocin phase I clinical trial.

Research and Development Expenses

Our research and development expenses were $6.2 million and $7.9 million for the three months ended September 30, 2010 and 2009, respectively. Our research and development expenses were $17.1 million and $23.9 million for the nine months ended September 30, 2010 and 2009, respectively.  These expenses primarily resulted from research and development activities related to our SparVax™, Valortim® and Protexia® programs.  They include both direct expenses, which included salaries and other costs of personnel, raw materials and supplies, and an allocation of indirect expenses.  We also incurred third-party costs, such as contract research, consulting and clinical development costs for individual projects.  In the second quarter 2010 we completed the wind down of all activities for our RypVax™ plague vaccine program and entered into a modification to our existing contract with the National Institute of Allergy and Infectious Diseases (“NIAID”) for development work on the Company’s third-generation anthrax vaccine candidate.  The modification closed out this contract as part of a no-cost settlement between the Company and NIAID.   Research and development expenses for the three months ended September 30, 2010 and 2009 were net of cost reimbursements under certain of our government grants of $0.2 million.  Research and development expenses for the nine month period ended September 30, 2010 and 2009 were net of cost reimbursements under certain of our government grants of $1.9 million and $1.4 million, respectively.

Research and development expenses for the three and nine months ended September 30, 2010 and 2009 were attributable to research programs as follows:

	Three Months ended
($ in millions)	September 30, 2010	September 30, 2009
Anthrax therapeutic and vaccines	$4.6	$5.5
Chemical nerve agent protectants	1.4	1.8
Recombinant dual antigen plague vaccine	0.1	0.6
Internal research and development	0.1	-
Total research and development expenses	$6.2	$7.9

	Nine Months ended
($ in millions)	September 30, 2010	September 30, 2009
Anthrax therapeutic and vaccines	$12.8	$15.7
Chemical nerve agent protectants	3.6	6.4
Recombinant dual antigen plague vaccine	0.1	1.6
Internal research and development	0.6	0.2
Total research and development expenses	$17.1	$23.9

For the three and nine months ended September 30, 2010, research and development expenses decreased $1.7 million and $6.8 million, respectively, from the prior year periods.  Research and development expenses for the three month period ended September 30, 2010 decreased compared to the prior year period because of decreased activity in the Company’s Valortim anthrax anti-toxin and chemical nerve agent bioscavenger programs as well as the completion of all activities in the Company’s plague program, partially offset by increased activity under the SparVax™ anthrax vaccine program.  The expenses for the nine months ended September 30, 2010 reflects a reclassification of costs to be consistent with current allocations.  Research and development expenses for the nine month period ended September 30, 2010 declined compared to the prior year period because of decreased activity in the Company’s Valortim anthrax anti-toxin and chemical nerve agent bioscavenger programs as well as the completion of all activites in the Company’s plague program and to a $3.0 million one-time termination fee to Avecia incurred in the second quarter of 2009.

The decrease in development expenses related to the chemical nerve agents protectant program resulted from reduced process development and manufacturing activities as the program completed the first phase of work under the September 2006 contract by the end of 2009.  We expect to incur a lower level of costs (and related revenues) over the next 12-24 months than we have historically incurred under the chemical nerve agent protectants program as we transition to the AES production platform for rBChE.  In addition, we expect to incur certain wind down costs in the fourth quarter of 2010 and the first half of 2011 related to our Protexia® program, for which we do not anticipate reimbursement by the government. We have not yet determined whether we will need to write down the net book value of our Protexia® related assets, and if required, how much that will be.  We expect to complete this analysis in the fourth quarter 2010.

General and Administrative Expenses

General and administrative functions include executive management, finance and administration, government affairs and regulations, corporate development, human resources, legal, and compliance.  For each function, we may incur expenses such as salaries, supplies and third-party consulting and other external costs and non-cash expenditures such as expense related to stock option and restricted share awards.  An allocation of indirect costs, such as facilities, utilities and other administrative overhead, is also included in general and administrative expenses.

Expenses associated with general and administrative functions were $3.2 and $6.2 million for both the three months ended September 30, 2010 and 2009, respectively.  Expenses associated with general and administrative functions were $12.6 million and $15.8 million for the nine months ended September 30, 2010 and 2009, respectively.

General and administrative expenses decreased approximately $3.0 million for the three months ended September 30, 2010, as compared to the prior year period. During the three months ended September 30, 2010, expenses related to personnel and professional services declined.  Additionally, non-cash stock compensation was approximately $0.5 million lower in the quarter ended September 30, 2010 as compared to the prior year period.  These reductions were partially offset by the recording of bad debt expense in the quarter ended September 30, 2010 of approximately $0.3 million, primarily associated with an invoice to our government customer related to rPA anthrax vaccine development work performed at Avecia prior to the transfer of development activities to a U.S.-based manufacturer and the novation of the Company’s government contract for the advanced development of its rPA anthrax vaccine candidate from NIH to BARDA.

General and administrative expenses decreased approximately $3.2 million for the nine months ended September 30, 2010, as compared to the prior year period, due to reduced expenses relating to personnel and professional services; additionally, non-cash stock compensation was approximately $0.9 million lower in the nine months ended September 30, 2010 as compared to the prior year period.

Depreciation and Intangible Amortization

Depreciation and amortization expenses were $0.3 million and $0.2 million for the three months ended September 30, 2010 and 2009, respectively.  Depreciation and amortization expenses were $0.8 million and $0.6 million for the nine months ended September 30, 2010 and 2009, respectively.  These expenses relate primarily to the depreciation and amortization of farm building improvements, leasehold improvements and laboratory equipment, and patents acquired as part of a 2005 business combination.

Other Income and Expenses

Other income and expenses primarily consists of income on our investments, interest expense on our debt and other financial obligations, changes in market value of our derivative financial instruments, and foreign currency transaction gains or losses.

We incurred interest expense of $0.9 million and $0.7 million for the three months ended September 30, 2010 and 2009, respectively. We incurred interest expense of $2.8 million and $1.9 million for the nine months ended September 30, 2010 and 2009, respectively.  Interest expense for all periods relates primarily to interest on our outstanding convertible notes.  For the three and nine months ended September 30, 2010, interest expense includes the amortization of the debt discount arising from the allocation of fair value to the stock purchase warrants issued in connection with the July 2009 convertible debt.  Interest expense for the three and nine months ended September 30, 2009 relates primarily to our old notes and our then outstanding secured credit facility, which was repaid in full during the third quarter 2009.

The change in the fair value of our derivative instruments (Common Stock Purchase Warrants) was a gain of approximately $0.1 million for the three months ended September 30, 2010 compared to an approximate $1.1 million loss for the three months ended September 30, 2009.  The change in the fair value of our derivative instruments was a gain of approximately $0.4 million for the nine months ended September 30, 2010 compared to an approximate $0.3 million loss for the three months ended September 30, 2009.  The fair value of these derivative instruments is estimated using the Black-Scholes option pricing model.

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

At September 30, 2010, accounts receivables and other receivables (including unbilled receivables) totaled approximately $8.7 million.   The bid protest filed by a third party with the GAO in March 2010, challenging the decision by the HHS to enter into the modification to our research and development contract with BARDA for the development of SparVax™, and resulting “stop-work” order, caused delays in our work under that modification. The bid protest was ultimately denied, and the related stop work-order canceled in June 2010.  Nevertheless, the protests, along with the accumulated billing and collection delays, have reduced revenues and our available cash and cash equivalents during the first nine months of 2010.   The combination of these two developments reduced our operating cash flows, which resulted in a need for additional financing to fund our working capital needs.

In April 2010, we completed a public sale of 1,666,668 shares of common stock at $1.50 per share and warrants to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $1.89 per share, generating net proceeds of $2.2 million.  The warrants became exercisable on October 13, 2010 and expire on October 13, 2015.  These warrants are a derivative liability and as such reflect the liability at fair value in the consolidated balance sheets.   The fair value of this derivative liability will be re-measured at the end of every reporting period and the change in fair value will be reported in the consolidated statement of operations as other income (expense).

In July 2010, we completed a public sale of 2,785,714 shares of common stock at $1.40 per share and warrants to purchase an aggregate of 1,323,214 shares of our common stock at an exercise price of $1.63 per share, generating net proceeds of $3.5 million.  The warrants become exercisable on January 23, 2011 and expire on January 23, 2017.  These warrants are a derivative liability and as such reflect the liability at fair value in the consolidated balance sheets.   The fair value of this derivative liability will be re-measured at the end of every reporting period and the change in fair value will be reported in the consolidated statement of operations as other income (expense).

 In November 2010, we closed on a registered public offering of 4,300,000 shares of our common stock at a price to the public of $3.50 per share, generating estimated net proceeds of approximately $14.1 million (before expenses). We incurred placement fees of approximately $903,000 and estimated legal and other fees of approximately $250,000 in connection with this transaction.   We also granted the underwriter for the offering a 30-day option to purchase up to an additional 645,000 shares to cover over-allotments, if any.

Under the terms of our outstanding convertible notes, unless earlier converted, redeemed or accelerated, the outstanding principal plus accrued interest is payable at maturity on July 28, 2011.  We have the right to redeem all or a portion of these convertible notes.  Upon a change in control or default, as defined in the note, the note holders may require us to redeem their notes. Under the terms of the notes, each holder converting notes is entitled to receive a number of shares corresponding to principal and accrued interest through the date of conversion (plus any accrued and unpaid late charges) at a conversion price of approximately $2.54.  In addition, we have recently agreed to pay each holder exercising his conversion right prior to maturity an amount in cash corresponding to the interest foregone, i.e., the interest the holder would have received between November 4, 2010 and the maturity date had he held the note through maturity.  Simultaneously with the closing of our November 2010 public offering, certain of our affiliates, officers and directors who owned convertible notes converted their notes into an aggregate of approximately 3.4 million shares of our common stock.  These converting noteholders received cash payments of approximately $0.6 million in the aggregate, corresponding to the interest foregone.  As of November 11, 2010, holders of notes (including those referenced above) in the aggregate principal amount (plus accrued interest) of approximately $9.8 million have converted their notes, resulting in the issuance of approximately 3.9 million shares of our common stock.  We may redeem, either immediately or in the future, all of the remaining convertible notes that have not been converted into shares of our common stock prior to their maturity date.  Approximately $12.0 million would be required to repay principal and interest on the remaining notes as of November 11, 2010.  If the holders of the remaining notes were to convert their notes into shares of our common stock as of November 11, 2010, the holders of those notes would receive approximately 4.7 million shares of common stock and approximately $0.8 million in cash.

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

Sources and Uses of Cash

Cash, cash equivalents, restricted cash and short-term available-for-sale investments were $2.8 million and $5.8 million at September 30, 2010 and December 31, 2009, respectively.  The $3.0 million decrease at September 30, 2010 was primarily attributable to the combined reduction in accounts payable and accrued expenses and other liabilities from the end of 2009.  As of September 30, 2010 and December 31, 2009, total accounts receivables and other receivables (including unbilled receivables) were $8.7 million and $17.4 million, respectively.

We are now current with the billing of our second generation anthrax vaccine program. In addition, the bid protest (which was denied in June 2010) with respect to the modification to our research and development contract with BARDA for the development of SparVax™, and resulting “stop-work” order, along with the accumulated billing and collection delays, reduced revenues and our available cash and cash equivalents during the first nine months of 2010.

In April 2010, we completed a public sale of 1,666,668 shares of common stock at $1.50 per share and warrants to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $1.89 per share, generating gross proceeds of $2.5 million.  The warrants become exercisable on October 13, 2010 and expire on October 13, 2015. Placement fees of $175,000 and legal and other fees of approximately $140,000 were incurred in connection with this transaction.

In July 2010, we completed a public sale of 2,785,714 shares of common stock at $1.40 per share and warrants to purchase an aggregate of 1,323,214 shares of our common stock at an exercise price of $1.63 per share, generating gross proceeds of $3.9 million. The warrants become exercisable on January 23, 2011 and expire on January 23, 2017. Placement fees of $256,000 and legal and other fees of approximately $130,000 were incurred in connection with this transaction.

In November 2010, we closed on a registered public offering of 4,300,000 shares of our common stock at a price to the public of $3.50 per share, generating estimated net proceeds of approximately $14.1 million (before expenses). We incurred placement fees of approximately $903,000 and estimated legal and other fees of approximately $250,000 in connection with this transaction. Simultaneously with the closing, certain of our affiliates, officers and directors, who own 10% convertible senior notes of the Company due July 2011, converted their notes into an aggregate of approximately 3.4 million shares of our common stock. These converting noteholders have received cash payments from the proceeds of the offering of approximately $0.6 million in the aggregate, corresponding to the interest they would have accrued following conversion had they held the notes to maturity.  As of November 11, 2010, holders of notes (including those referenced above) in the aggregate principal amount (plus accrued interest) of approximately $9.8 million have converted their notes, resulting in the issuance of approximately 3.9 million shares of our common stock.  For further details on these conversions, please refer to “- Overview” above. We also granted the underwriter for the offering a 30-day option to purchase up to an additional 645,000 shares to cover over-allotments, if any.

As part of the wind down of activities related to the expiration of our September 2006 development contract with the DoD for Protexia®, we anticipate disposing of certain related assets, including our production facility in Canada in 2011.

Operating Activities

Cash used in operating activities was $8.1 million and $22.0 million for the nine months ended September 30, 2010 and 2009, respectively. Cash used in operations during the nine months ended September 30, 2010 reflects our net loss of $18.7 million, adjusted downward for non-cash interest of $2.7 million, bad debt expense of $1.9 million, and non-cash share based compensation of $1.8 million, decreases in prepaid expenses and other current assets of $4.9 million and accounts receivable of $2.2 million, and an increase in accounts payable of $4.8 million, and adjusted upward by a decrease in accrued expenses and other liabilities of $8.3 million.   The combined decrease in accounts payable and accrued expenses and other liabilities of $3.5 million resulted from the use of proceeds from the 2010 financings to partially pay down these balances.

Net cash used in operating activities during the nine months ended September 30, 2009 was $22.0 million.  Net cash used in operations during the nine months ended September 30, 2009 reflects our net loss of $26.6 million, adjusted for certain non-cash items, including share-based compensation of $2.7 million and non-cash interest expense of $0.6 million,  a decrease in accounts receivable of $3.8 million, an increase in other assets (the increase in other assets of $12.9 million primarily relates to an increase  in unbilled accounts receivable related to  government contracts) and an increase in accrued expenses and accounts payable of $4.6 million.

Investing Activities

Net cash provided by investing activities was $2.8 million for the nine months ended September 30, 2010, compared to $12.7 million used in investing activities for the nine months ended September 30, 2009.  Investing activities for the 2010 period related primarily to liquidating investments to meet working capital requirements.

Investing activities for the first nine months of 2009 related primarily to the payment in June of $7.0 million of deferred purchase consideration to Avecia, purchases, net of sales, of available for sale securities of $4.2 million and approximately $1.5 million of capital expenditures.

Financing Activities

 Net cash provided by financing activities was $5.6 million for the nine months ended September 30, 2010 as compared to $18.6 million provided by financing activities for the nine months ended September 30, 2009.  Net cash provided from financing activities for the nine months ended September 30, 2010 was the result of the proceeds from the issuance of common stock and warrants in April and July 2010.

Net cash provided by financing activities was $18.6 million for the nine months ended September 30, 2009.  In March 2009, we raised net proceeds of approximately $4.9 million from the sale of registered shares and warrants.  We raised $10.5 million in the July 2009 private placement, and used the proceeds from the sale of the convertible notes to repay $5.5 million of our old notes that were not exchanged for the new convertible notes and related warrants and repaid all outstanding amounts and fees under our existing credit facility.  Additionally, pursuant to the payment to Avecia of the deferred purchase consideration and the repayment of all amounts due under our credit facility, we eliminated all of our restricted cash obligations of approximately $13.3 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following are contractual commitments at September 30, 2010 associated with leases, research and development arrangements, collaborative development obligations and long term debt:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$5,364,226	$830,913	$1,514,983	$1,607,314	$1,411,016
Research and development collaboration agreements	13,632,644	12,222,974	1,409,670	-	-
Current and long term debt	23,208,562	23,208,562		-	-
Total	$42,205,432	$36,262,449	$2,924,653	$1,607,314	$1,411,016

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Investing in our securities involves risks.  In addition to the other information in this quarterly report on Form 10-Q, stockholders and potential investors should carefully consider the risks and uncertainties discussed in the section "Item 1.A.  Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2009, as supplemented by the risks and uncertainties in our quarterly reports on Form 10-Q for the periods ended March 31 and June 30, 2010 and as discussed below.  If any of the risks and uncertainties set forth below, in our 2009 annual report on Form 10-K or in our quarterly reports on Form 10-Q for the periods ended March 31and June 30, 2010 actually materialize, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment. The risks and uncertainties described below and in our 2009 annual report on Form 10-K and our quarterly reports on Form 10-Q for the periods ended March 31 and June 30, 2010 are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.

Risks Related to Our Financial Condition

We have a history of losses and negative cash flow, anticipate future losses and negative cash flow, and cannot provide assurances that we will achieve profitability.

We have incurred significant losses since we commenced operations.  For the years ended December 31, 2009, 2008 and 2007 we incurred net losses of approximately $32.3 million, $36.4 million and $17.7 million respectively and had an accumulated deficit of approximately $175.0 million at September 30, 2010. At September 30, 2010 we had a working capital of $(17.7) million and a negative net worth of $(11.4) million. Our losses to date have resulted principally from research and development costs related to the development of our product candidates, general and administrative costs related to operations, and costs related to the Avecia Acquisition.

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

At September 30, 2010, accounts receivable and other receivables (including unbilled receivables) totaled approximately $8.7million.  The bid protest filed by a third party with the U.S. Government Accountability Office (GAO) in March 2010, challenging the decision by the U.S. Department of Health and Human Services (HHS) to enter into the modification to our research and development contract with BARDA for the development of SparVax TM , and resulting “stop-work” order, caused delays in our work under that modification.  The bid protest was ultimately denied, and the related stop work-order canceled in June 2010.  Nevertheless, the protest  has reduced revenues and our available cash and cash equivalents during the first nine months of 2010.

While we received net proceeds (before expenses) of approximately $14.1 million in connection with our November 2010 public offering of common stock, if we decide to redeem, either immediately or in the future, all of our remaining convertible notes that have not been converted into shares of our common stock prior to their maturity date, we will need additional financing to fund our working capital needs.  As of November 11, 2010, holders of notes in the aggregate principal amount (plus accrued interest) of approximately $9.8 million have converted their notes, resulting in the issuance of approximately 3.9 million shares of our common stock.  Approximately $12.0 million would be required to repay principal and interest on the remaining notes as of November 11, 2010.

Furthermore, under the terms of the Avecia Purchase Agreement we entered into in connection with the Avecia Acquisition, we are required to pay Avecia (now a subsidiary of Merck & Co., Inc.) $5 million within 90 days of entering into a multi-year funded development contract that was to be issued by BARDA under solicitation number RFP-BARDA-08-15 (or any substitution or replacement thereof) for the further development of SparVax TM.  RFP-BARDA-08-15 was cancelled by BARDA in December 2009.  Accordingly, our obligation to pay Avecia the $5 million payment would mature only upon our receipt of a substitution or replacement thereof.  We have received funds from BARDA and other U.S. government agencies under various development agreements between us and BARDA.  Any development contract deemed to be a substitute or replacement of RFP-BARDA-08-15 could trigger our obligation to make the $5 million payment under the Avecia Purchase Agreement.

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

Our complaint against SIGA may not yield a favorable outcome.

In December 2006, we filed a complaint against Siga Technologies, Inc., or SIGA, in the Delaware Chancery Court.  The complaint alleges, among other things, that we have the right to license exclusively development and marketing rights for SIGA’s drug candidate, SIGA-246, pursuant to a merger agreement between the parties that was terminated in October 2006.  The complaint also alleges that SIGA failed to negotiate in good faith the terms of such a license pursuant to the terminated merger agreement.  We are seeking alternatively a judgment requiring SIGA to enter into an exclusive license agreement with the Company for SIGA-246 in accordance with the terms of the term sheet attached to the merger agreement or monetary damages.

In January 2008, the Delaware Chancery Court issued a ruling denying a motion by SIGA to dismiss the complaint.  SIGA  filed a counterclaim against the Company alleging that we breached our duty to engage in good-faith negotiations by, among other things, presenting SIGA with a bad-faith initial proposal for a license agreement that did not contain all necessary terms, demanding SIGA prepare a complete draft of a partnership agreement and then unreasonably rejecting that agreement, and unreasonably refusing to consider economic terms that differed from those set forth in the license agreement term sheet attached to the merger agreement.  SIGA is seeking recovery of its reliance damages from this alleged breach.

In March 2010, SIGA filed a motion for summary judgment relating to our lawsuit.  Oral argument was held in July 2010 and the court indicated that it would render a decision by the end of October 2010.  If the court rules in favor of SIGA, significant claims in our case could be dismissed, drastically limiting our chances for a meaningful remedy.  We cannot assure you that SIGA will not prevail on its motion for summary judgment or that if the case eventually proceeds to trial, we will prevail or even recover any costs or damages.

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

For example, we have a co-development agreement with Medarex to develop Valortim®, a fully human monoclonal antibody product designed to protect against and treat inhalation anthrax.  Under the agreement with Medarex, we will be entitled to a variable percentage of profits derived from sales of Valortim®, if any, depending, in part, on the amount of our investment.  In addition, we have entered into licensing and research and development agreements with a number of other parties and collaborators.  There can be no assurances that the research and development conducted pursuant to these agreements will result in revenue generating product candidates.  If our suppliers, vendors, licensors, or other collaboration partners experience financial difficulties as a result of the weak economy, or if they are acquired as part of the current wave of consolidations in the pharmaceutical industry (such as, for example, with the acquisitions of Medarex by Bristol Myers Squibb and Diosynth’s parent company by Merck & Co., Inc. in 2009 and of Avecia’s CMO subsidiary (Avecia Biologics) by Merck & Co., Inc. in 2010), their priorities or our working relationship with them might change.  As a result, they might shift resources away from the research, development and/or manufacturing efforts intended to benefit our products, which could lead to significant delays in our development programs and potential future sales.  In addition, we currently only have a research license from our partner for the work on the AES for rBChE.  There can be no assurance that we will be able to secure exclusive rights from our collaborator to develop and commercialize this technology.  Finally, our current licensing, research and development, and supply agreements may expire and may not be renewable or could be terminated if we do not meet our obligations.  For example, our license agreement from DSTL for certain technology related to RypVax TM  requires that we diligently pursue development of this product candidate to maintain exclusive rights to the technology.  Our existing contract with the U.S. government for the development of RypVax TM  has been wound down, and we may decide not to continue with development efforts at a level necessary to meet this requirement, since we do not anticipate that the U.S. government will provide additional funding in the future for or procure RypVax TM .

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

We and our CMOs will also be required to comply with the applicable FDA current Good Manufacturing Practice, or cGMP, regulations.  These regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation.  Manufacturing facilities are subject to inspection by the FDA.  These facilities must be approved to supply licensed products to the commercial marketplace.  We and our contract manufacturers may not be able to comply with the applicable cGMP requirements and other FDA regulatory requirements.  Should we or our contract manufacturers fail to comply, we could be subject to fines or other sanctions or could be precluded from marketing our products.  In particular, we have engaged a new contract manufacturer, a subsidiary of Merck & Co., Inc. (Diosynth), to replace Avecia to manufacture bulk drug substance for SparVax TM and are engaged in a technology transfer process to this new contract manufacturer.  This manufacturer has not manufactured this bulk drug substance before.  There can be no assurance that we will be successful in our technology transfer efforts or that this new contract manufacturer will be able to manufacture sufficient amounts of cGMP quality bulk drug substance necessary for us to meet our obligations to the U.S. government.

We may also fail to fully realize the potential of Valortim® and of our co-development arrangement with Medarex (which was acquired by Bristol Myers Squibb in 2009), our partner in the development of Valortim ®, which would have an adverse effect upon our business.  We have completed only one Phase I clinical trial for Valortim ® with our development partner, Medarex, at this point.  As discussed in “—Risks Related to Our Dependence on U.S. Government Contracts” most of our immediately foreseeable future revenues are contingent upon grants and contracts from the U.S. government and we may not achieve sufficient revenues from these agreements to attain profitability.  In the fourth quarter of 2009, the FDA placed our Phase I clinical trial of Valortim ® and ciprofloxacin on partial clinical hold, pending the results of our investigation of the potential causes for adverse reactions observed in two subjects dosed in the trial.  BARDA has advised us that until satisfactory resolution of this issue and the partial clinical hold is lifted it will not act on our request for additional advanced development funding for Valortim® under BAA-BARDA-09-34.  It is unclear at this time if the FDA will agree with the recommendation of the SMC to take Valortim® off partial clinical hold. Further, while we plan to submit a white paper prior to the end of 2010 to BARDA for additional advanced development funding for Valortim®, there can be no assurance that BARDA will ask us to make a formal funding proposal or if the proposal is made, will award additional funding.

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

If the U.S. government makes significant contract awards to our competitors, rather than to us, for the supply to the U.S. emergency stockpile, our business will be harmed and it is unlikely that we will ultimately be able to supply that particular treatment or product to foreign governments or other third parties.  Further, changes in government budgets and agendas, cost overruns in our programs, or advances by our competitors, may result in a decreased and de-prioritized emphasis on, or termination of, government contracts that support the development and/or procurement of the biodefense products we are developing.  Funding is subject to Congressional appropriations generally made on an annual basis even for multi-year contracts. More generally, due to the current economic downturn, the accompanying fall in tax revenues and the U.S. government’s efforts to stabilize the economy, the U.S. government may be forced or choose to reduce or delay spending in the biodefense field or eliminate funding of certain programs altogether, which could decrease the likelihood of future government contract awards or that the government would procure products from us.  Future funding levels for two of our key government customers, BARDA and DoD, for the advanced development and procurement of medical countermeasures are uncertain, and may be subject to budget cuts as the U.S. Congress and the President look to reduce the nation’s budget deficit.

For example, while RFP-BARDA-08-15 for an rPA vaccine for the SNS initially indicated that the government would make an award by September 26, 2008, the award was delayed multiple times and ultimately canceled in December 2009.  Furthermore, the U.S. government has selected a plague vaccine product candidate from a competitor for advanced development funding, and we do not anticipate that the U.S. government will provide additional funding in the future for or procure RypVax TM .  Given the limited future prospects for RypVax TM  at this time, we and the U.S. government agreed to a reduction to the scope of work that resulted in early wind down of all activities under our existing RypVax TM  contract.

Furthermore, the DoD has recently informed us that it is deferring a decision on whether to fund advanced development of Protexia® for the time being, potentially for several years, due to budget constraints and potential concerns about duration of protection with the current route of Protexia® administration as compared to the human blood plasma derived BChE product.  DoD has said they may need more data regarding the duration of protection of Protexia® before making a decision regarding future advanced development funding, and it is unclear at this time how long and what the cost would be to address their concerns. While the DoD has indicated it may fund the work to generate these data, no firm commitment has been made to date and there can be no assurance DoD will ultimately pay for this work. As such, our existing September 2006 contract related to milk collection for Protexia® may not be extended past its current term, which ends on December 31, 2010.

We are currently in discussions with the DoD regarding the path forward, and whether to commence the work to generate the additional data regarding Protexia® or to defer while we focus on the AES.  In connection with the potential expiration of our current contract for milk collection for Protexia®, we are reducing  our transgenic goat operations and are in discussions with a third party to establish the capability to initiate production of the transgenic goat-based product at an FDA-licensed facility.  In the fourth quarter of 2010 and the first half of 2011, we expect to incur a modest amount of severance and other wind-down costs related to the reduction of our Protexia®-related operations, but have not yet determined whether we will need to write down the net book value of our Protexia® related assets, and if required, how much that will be.

We are in negotiations with the DoD regarding a new contract to fund on-going research we have been conducting and self-funding related to the production of rBChE using our AES.  We cannot assure you, however, that the contract will be awarded in the time frame we expect, or at all, of the specific terms of any such contract, of even if this initial contract is awarded to us that DoD will provide any other funding in the future.

Further, BARDA has expressed concerns regarding our performance from April 1, 2009 through April 30, 2010 under our contract for the development of SparVax TM ..  If we are unable to perform adequately under this contract, we may be at increased risk that BARDA will curtail our activities under, or terminate, that contract.

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

U.S. government contracts typically contain unilateral termination provisions for the government and are subject to audit and modification by the government at its sole discretion, which will subject us to additional risks.  These risks include the ability of the U.S. government unilaterally to:

•	suspend or prevent us for a set period of time from receiving new contracts or extending existing contracts based on violations or suspected violations of laws or regulations;

•	terminate our contracts, including if funds become unavailable or are not provided to the applicable governmental agency;

•	reduce the scope and value of our contracts;

•	audit and object to our contract-related costs and fees, including allocated indirect costs;

•	control and potentially prohibit the export of our products;

•	claim rights to products, including intellectual property, developed under the contract;

•	change certain terms and conditions in our contracts; and

•	cancel outstanding RFP solicitations (as was the case with RFP-BARDA-08-15) or BAAs.

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

For example, earlier this year, NIAID raised concerns regarding performance under our existing three year, $13.2 million contract with them related to our third-generation anthrax vaccine program, with project delays and contract management noted as key areas of concern.  Through March 31, 2010 we had recognized approximately $1.6 million in revenue under this contract.  In April 2010, NIAID notified us that the agency is considering terminating the contract, possibly for default.  In June 2010, we entered into a modification to this contract with NIAID, which closed out the contract as part of a no-cost settlement between us and NIAID.

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

 The U.S. government’s determination to award any contracts may be challenged by an interested party, such as another bidder, at the GAO or in federal court.  If such a challenge is successful, a contract award may be re-evaluated and terminated.

The laws and regulations governing the procurement of goods and services by the U.S. government provide procedures by which other bidders and other interested parties may challenge the award of a government contract.  If we are awarded a government contract, such challenges or protests could be filed even if there are not any valid legal grounds on which to base the protest.  If any such protests are filed, the government agency may decide, and in certain circumstances will be statutorily required, to suspend our performance under the contract while such protests are being considered by the GAO or the applicable federal court, thus potentially delaying delivery of goods and services and payment.  In addition, we could be forced to expend considerable funds to defend any potential award.  If a protest is successful, the government may be ordered to terminate our contract and re-evaluate bids.  The government could even be directed to award a potential contract to one of the other bidders.  For example, in March 2010, a third-party filed a bid protest with the GAO challenging the February 2010 decision of the HHS to modify its existing research and development contract with us for the development of SparVax.  In March 2010 HHS suspended performance under the modification pursuant to the automatic stay provisions of the FAR, pending a decision by the GAO on the protest.  While the bid protest was ultimately denied, and the related HHS “stop work” order canceled in June 2010, the protest contributed to a reduction in revenues and cash and cash equivalents over the period that work could not be performed under the modification.  In addition, we incurred unexpected general and administrative expenses to intervene in the protest.

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

We must comply with numerous laws and regulations relating to the formation, administration and performance of government contracts, which can make it more difficult for us to retain our rights under these contracts.  These laws and regulations affect how we conduct business with government agencies.  Among the most significant government contracting regulations that affect our business are:

•
the Federal Acquisition Regulation, or FAR, and agency-specific regulations supplemental to the Federal Acquisition Regulation, which comprehensively regulate the procurement, formation, administration and performance of government contracts;

•
the business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and incorporate other requirements such as the Anti-Kickback Act, the Procurement Integrity Act, the False Claims Act and Foreign Corrupt Practices Act;

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

Further, our commercial success will depend significantly on our ability to operate without infringing the patents and proprietary rights of third parties.  We are aware of one U.S. patent covering recombinant production of an antibody and a license may be required under such patent with respect to Valortim ®, which is a monoclonal antibody and uses recombinant reproduction of antibodies.  Although the patent owner has granted licenses under such patent, we cannot provide any assurances that we will be able to obtain such a license or that the terms thereof will be reasonable.  If we do not obtain such a license and if a legal action based on such patent was to be brought against us or our distributors, licensees or collaborators, we cannot provide any assurances that we or our distributors, licensees or collaborators would prevail or that we have sufficient funds or resources to defend such claims.

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

Our product candidates are subject to the Export Administration Regulations, or EAR, administered by the U.S. Department of Commerce and are, in certain instances (such as regarding aspects of our nerve agent countermeasure product candidates) subject to the International Traffic in Arms Regulations, or ITAR, administered by the U.S. Department of State.  EAR restricts the export of dual-use products and technical data to certain countries, while ITAR restricts the export of defense products, technical data and defense services.  The U.S. government agencies responsible for administering EAR and ITAR have significant discretion in the interpretation and enforcement of these regulations.  Failure to comply with these regulations can result in criminal and civil penalties and may harm our ability to enter into contracts with the U.S. government.  It is also possible that these regulations could adversely affect our ability to sell our products to non-U.S. customers.

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

In particular, as noted above in “Even if we succeed in commercializing our product candidates, they may not become profitable and manufacturing problems or side effects discovered at later stages can further increase costs of commercialization ,” we are transferring the manufacturing process for the bulk rPA drug substance from Avecia in the United Kingdom to Diosynth, a U.S.-based contract manufacturer, whose parent company has recently been acquired by Merck & Co., Inc.  There can be no assurance that we will be able to recruit and hire the necessary staff in the U.S. to complete the transfer of the manufacturing process in a timely and cost effective manner.

Risks Related to Our Common Stock

If we are unable to make progress with respect to our plan to regain compliance with the minimum stockholders’ equity requirements imposed by the NYSE Amex within the required timeframes, our common stock could be delisted from trading, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.

Our common stock is listed on the NYSE Amex, a national securities exchange, which imposes continued listing requirements with respect to listed shares.  In July 2010, we received a letter from the NYSE Amex, stating that we are not in compliance with the exchange’s continued listing standards, specifically, Sections 1003(a)(i), (ii) and (iii) of the NYSE Amex Company Guide, because we have stockholders’ equity of less than $2.0 million, $4.0 million and $6.0 million and losses from continuing operations and net losses in two of our three most recent fiscal years, three of our four most recent fiscal years and our five most recent fiscal years, respectively.

On August 25, 2010, we submitted a plan to the NYSE Amex addressing how we intend to regain compliance with the continued listing standards by January 26, 2012, the end of the eighteen-month compliance period under NYSE Amex rules.  Based on the information in our compliance plan and related discussions with exchange staff, the NYSE Amex determined that we had made a reasonable demonstration of our ability to regain compliance with Sections 1003(a)(i), (ii) and (iii) of the NYSE Amex Company Guide by January 26, 2012 and that it would continue the listing of our common stock subject to conditions.  The conditions include (a) the requirement to provide exchange staff with updates on the initiatives included in our compliance plan, at least once each quarter concurrent with our corresponding periodic SEC filing, (b) the periodic review of our compliance with the plan by exchange staff, and (c) the approval of a NYSE Amex management committee prior to any issuances of additional shares of common stock.  If we do not show progress consistent with our compliance plan, or we do not meet the continued listing standards by January 26, 2012, the NYSE Amex could initiate delisting proceedings.

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

Our stock price is volatile.

The market price of our common stock has been, and we expect will continue to be, subject to significant volatility.  The value of our common stock may decline regardless of our operating performance or prospects.  Factors affecting our market price include:

•	our perceived prospects;

•	variations in our operating results and whether we have achieved key business targets;

•	changes in, or our failure to meet, revenue estimates;

•	changes in securities analysts’ buy/sell recommendations;

•	differences between our reported results and those expected by investors and securities analysts;

•	announcements of new contracts by us or our competitors;

•	reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors; and

•	general economic, political or stock market conditions.

 Shares that we may issue in the future in connection with certain capital-raising transactions and shares available for future issuance upon conversion and exercise of convertible notes, warrants and options could dilute our shareholders and depress the market price of our common stock.

We have filed a shelf registration statement on Form S-3, which was declared effective on February 12, 2009 in connection with a sale from time to time of common stock, preferred stock or warrants or any combination of those securities, either individually or in units, in one or more offerings for up to $50,000,000.  We have sold securities under this shelf registration statement in November 2010, July 2010, April 2010 and March 2009.  We expect to file a new universal shelf registration statement in the future.  Raising capital in this or other manners may depress the market price of our stock, and any such financing(s) will dilute our existing shareholders.

In addition, as of September 30, 2010 we had outstanding options to purchase approximately 4.3 million shares of common stock (not including unvested restricted stock awards).  Additional shares are reserved for issuance under our 2007 Long-Term Incentive Compensation Plan.  Our stock options are generally exercisable for ten years, with a significant portion exercisable either immediately or beginning one year after the date of the grant.

Under the terms of our outstanding convertible notes, unless earlier converted, redeemed or accelerated, the outstanding principal plus accrued interest is payable at maturity on July 28, 2011.  Under the terms of the notes, each holder converting notes is entitled to receive a number of shares corresponding to principal and accrued interest through the date of conversion (plus any accrued and unpaid late charges) at a conversion price of approximately $2.54.  In addition, we have recently agreed to pay each holder exercising his conversion right prior to maturity an amount in cash corresponding to the interest foregone, i.e., the interest the holder would have received between November 4, 2010 and the maturity date had he held the note through maturity.  Simultaneously with the closing of our November 2010 public offering, certain of our affiliates, officers and directors who owned convertible notes converted their notes into an aggregate of approximately 3.4 million shares of our common stock.  These converting noteholders received cash payments of approximately $0.6 million in the aggregate, corresponding to the interest foregone.  As of November 11, 2010, holders of notes (including those referenced above) in the aggregate principal amount (plus accrued interest) of approximately $9.8 million have converted their notes, resulting in the issuance of approximately 3.9 million shares of our common stock.  We may redeem, either immediately or in the future, all of the remaining convertible notes that have not been converted into shares of our common stock prior to their maturity date.  Approximately $12.0 million would be required to repay principal and interest on the remaining notes as of November 11, 2010.  If the holders of the remaining notes were to convert their notes into shares of our common stock as of November 11, 2010, the holders of those notes would receive approximately 4.7 million shares of common stock and approximately $0.8 million in cash.  These conversions have diluted, and any further conversions will dilute, the equity interest of our stockholders.  The convertible notes had accompanying warrants which became exercisable on January 28, 2010 for up to approximately 2.6 million shares of common stock at $2.50 per share.

Finally, as of September 30, 2010 the Company had issued and outstanding additional warrants to purchase up to approximately 2.6 million shares of common stock (not including the warrants to purchase approximately 2.6 million shares issued to holders of the convertible notes, as discussed above).

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

Item 6.  Exhibits.

No.	Description
1.1	Placement Agency Agreement dated as of July 20, 2010 by and among the Company and Roth Capital Partners, LLC*

10.1	Form of Securities Purchase Agreement dated as of July 20, 2010 between the Company and the Investor*

10.2	Form of Warrant*

31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

* Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 20, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMATHENE, INC.

Dated: November 15, 2010	By:	/s/ Eric I. Richman
Eric I. Richman
President and Chief Executive Officer

Dated: November 15, 2010	By:	/s/ Charles A. Reinhart III
Charles A. Reinhart III
Chief Financial Officer