Form 10-K/A
period 2010-12-31
PHARMATHENE, INC
filed 2011-04-29
CIK 1326190

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This information may involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  These risks, uncertainties and other factors include, but are not limited to, risk associated with the following:

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

as well as risks detailed under the caption “Risk Factors” in the original 10-K  filed on March 31, 2011 and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) from time to time hereafter.  In particular, there can be no assurance that the Company will prevail in its lawsuit against Siga, or that even if the court rules in the Company's favor, the court will award monetary damages or other remedies adequate to fully compensate the Company for its losses. Further, significant additional non-clinical animal studies, human clinical trials, and manufacturing development work remain to be completed for Valortim ® . At this point there can be no assurance that the U.S. government will renew its contract with us to fund the development of Valortim ®  beyond September 2011 or that Valortim ®  will be shown to be safe and effective and approved by regulatory authorities for use in humans. Forward-looking statements describe management’s current expectations regarding our future plans, strategies and objectives and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,”  “project,” “potential” or “plan” or the negative of these words or other variations on these words or comparable terminology.  Such statements include, but are not limited to:

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

We have based the forward-looking statements included in this Annual Report on Form 10-K/A on information available to us on the date of this Annual Report, and we assume no obligation to update any such forward-looking statements, other than as required by law.  Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of PharmAthene, Inc. (the “Company” or “PharmAthene”) for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011 (the “Original 10-K”) is being filed for the purposes of:

(i)	including the information required by Part III (Items 10-14) of Form 10-K and

(ii)	including disclosure under Item 9.B. of Form 10-K (Other Information) in lieu of filing a separate Current Report on Form 8-K containing such disclosure in Item 5.02 thereof.

As a result, Part II, Item 9.B. and Part III, Items 10-14 of the Company’s Original 10-K are hereby amended and restated in their entirety.   As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications dated April 29, 2011.

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

PART II

Item 9.B. Other Information.

On April 25, 2011, after over seven years of service, Dr. James Cavanaugh notified the Company that he was resigning from the Company’s Board of Directors, effective on such date.

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

Under our Amended and Restated Certificate of Incorporation, as amended, for so long as at least 30% of the aggregate principal amount of our 10% convertible senior notes (the “Notes”) remained outstanding, we were required among other things to maintain a Board of Directors consisting of no more than nine members, of which two directors (the “Noteholder Directors”) would be elected by the holders (the “Noteholders”) representing a majority of the then-outstanding principal amount of  the Notes, voting exclusively and as a separate class;

Substantially all Noteholders converted their Notes in November and December 2010, while one small Noteholder elected to have his Notes redeemed for cash in December 2010.   At December 31, 2010, none of the Notes remained outstanding.  As a result, under our Amended and Restated Certificate of Incorporation, as amended, all provisions governing Noteholder Directors have terminated without further action.

Set forth below is information regarding each of our Directors.

Name	Age	Position
John Pappajohn*	82	Chairman of the Board
Eric I. Richman	50	Director, President and Chief Executive Officer
Joel McCleary*	62	Director
John Gill*	59	Director
Derace L. Schaffer, M.D.*	63	Director
Jeffrey W. Runge, M.D.*	55	Director
Mitchel Sayare, Ph.D.*	63	Director
Steven St. Peter, M.D.*	44	Director

* Independent Director.

John Gill.    Mr. Gill has served as a member of the Board since August 3, 2007 and from February 2004 to August 3, 2007 served as a member of the Board of Directors and as Chairman of the Audit Committee of Former PharmAthene. Mr. Gill is currently the President, Chief Executive Officer and a Director of TetraLogic Pharmaceuticals Corporation, a private biopharmaceutical company, and has served in these positions since 2003. He is also an advisor or director of other private companies and non-profit community organizations. Mr. Gill has previously held positions at 3-Dimensional Pharmaceuticals and SmithKline Beecham. Mr. Gill received a Bachelor of Arts degree from Rutgers University.  Mr. Gill was chosen to serve as a director of the Company because of his executive and board experience in the pharmaceutical industry and his substantial financial knowledge and expertise.

Joel McCleary.    Mr. McCleary has served as a member of the Board since August 3, 2007 and from inception to August 3, 2007 was Chairman of the Board of Former PharmAthene. Mr. McCleary is founding member of Four Seasons Ventures LLC founded in 2005. Prior to 2005, Mr. McCleary has served as a White House Aide, Treasurer of the Democratic Party, President of the Sawyer-Miller Group International, and President of the Institute for Asian Democracy. He has served as a consultant to the Department of State. He is a co-founder and board member of Raydiance Inc. Mr. McCleary received a Bachelor of Arts degree from Harvard University.  Mr. McCleary was chosen to serve as a director of the Company primarily because of his impressive public service record in a variety of governmental and quasi-governmental organizations, enabling him to offer valuable guidance to the Board and the Company with respect to our government strategy.

John Pappajohn.    Mr. Pappajohn has served as the Company’s Chairman since April 2005 and was the Company’s secretary from April 2005 to August 3, 2007. Since 1969, Mr. Pappajohn has been the President and principal stockholder of Equity Dynamics, Inc., a financial consulting firm, and the sole owner of Pappajohn Capital Resources, a venture capital firm. Mr. Pappajohn has been an active private equity investor in healthcare companies for more than 30 years and has served as a director of more than 40 public companies. Mr. Pappajohn has been a founder in several public healthcare companies such as Caremark Rx, Inc., Quantum Health Resources, and Radiologix, Inc. Mr. Pappajohn received his Bachelor of Arts degree from the University of Iowa. Mr. Pappajohn also serves as a director of the following public companies: American CareSource Holdings, Inc., CNS Response and ConMed Health Management, Inc. He furthermore serves as a director of CareGuide, Inc.  Mr. Pappajohn was chosen to serve as a director of the Company because of his unparalleled experience serving as a director of more than 40 companies and the substantial insight he has gained into the life sciences and healthcare industries by actively investing in the industries for more than 40 years, and by founding and supporting several public healthcare companies.

Eric I. Richman.   Mr. Richman was appointed our President and Chief Operating Officer on March 25, 2010, our interim Chief Executive Officer on May 2, 2010 and our Chief Executive Officer on October 20, 2010.  He became a director of PharmAthene on May 17, 2010.  Prior to his March 23, 2010 appointment, Mr. Richman was our Senior Vice President, Business Development and Strategic Planning since the merger on August 3, 2007, and from August 2003 through August 3, 2007 held the same position with Former PharmAthene.  Prior to joining the Company, Mr. Richman held various commercial and strategic positions of increasing responsibility over a 12 year period at MedImmune, Inc. from its inception and was Director, International Commercialization at that company. Mr. Richman served as Director of Lev Pharmaceuticals and currently serves as Director of ADMA Biologics, Inc. and American Bank. Mr. Richman received a Bachelor of Science in Biomedical Science from the Sophie Davis School of Biomedical Education (CUNY Medical School) and a Master of Business Administration from the American Graduate School of International Management.  Mr. Richman was chosen to serve on the Board of Directors because of his eight years’ of experience as executive officer at PharmAthene and his experience in the areas of business development and commercialization.  As our Chief Executive Officer, Mr. Richman provides the Board with critical insight into the day-to-day operations of the Company.

Jeffrey W. Runge, M.D.  Dr. Runge has served as a member of the Board since December 2009.  Dr. Runge is a Principal at The Chertoff Group, a firm providing advisory services in business risk management, homeland security and homeland defense.  He is also the President and founder of Biologue, Inc., which provides consulting in biodefense, medical preparedness and injury prevention and control.  From 2001 through August of 2008, Dr. Runge served in the Bush administration, first as the head of the National Highway Traffic Safety Administration, and, beginning in September 2005, as the Department of Homeland Security’s (DHS) first Chief Medical Officer.  Dr. Runge founded the DHS Office of Health Affairs in 2007 and was confirmed by the Senate as DHS’ first Assistant Secretary for Health Affairs in December of 2007.  Dr. Runge also served as Acting DHS Undersecretary for Science and Technology from February through August 2006.  In his role at DHS, Dr. Runge oversaw the operations of the department’s biodefense activities, medical preparedness and workforce health protection, including managing DHS’ role in Project BioShield, working with the various federal departments on medical countermeasure assurance.  Prior to joining DHS, Dr. Runge was Assistant Chairman of the Department of Emergency Medicine at the Carolinas Medical Center in Charlotte, NC, from 1984 through 2001.  Dr. Runge earned his medical degree from the Medical University of South Carolina and his undergraduate degree from the University of the South.   Dr. Runge was chosen to serve as a director of the Company because of his invaluable background in the public sector, particularly his experience in the Bush administration as a founder of the DHS Office of Health Affairs, as well as his practical experience in the medical field.

Mitchel Sayare, Ph.D.   Dr. Sayare has been a director since April 2010.  Until 2010, Dr. Sayare served as the Chairman of the Board of public company ImmunoGen, Inc. (a position he had held since 1989).  In addition, he served as ImmunoGen’s Chief Executive Officer from 1986 to December 31, 2008, and as its President from 1986 to 1992, and from 1994 to July 2008. Prior to joining ImmunoGen, he served as Vice President of Development of Xenogen from 1982 to 1985. Prior to that he was Assistant Professor of Biophysics and Biochemistry at the University of Connecticut. Dr. Sayare holds a Ph.D. in Biochemistry from Temple University School of Medicine. Dr. Sayare is a director of ImmunoGen and Isabella Products, Inc., a privately-held company.  Dr. Sayare was primarily chosen to serve as a director because of his substantial experience as a board member and  executive officer of biotechnology companies.

Derace L. Schaffer, M.D.    Dr. Schaffer previously served as Vice Chairman and Chief Executive Officer of the Company from April 2005 to August 3, 2007. Dr. Schaffer is the founder and Chief Executive Officer of The Lan Group, a venture capital firm specializing in healthcare and high technology investments. He has served as Chairman of several healthcare companies, including Radiologix, Inc. when it was private, and he has been an active investor with Mr. Pappajohn for approximately twenty years on a variety of healthcare companies. Dr. Schaffer served as Chief Executive Officer and Chairman of the Board of Ide Imaging Group, P.C. from 1980 to 2001. Dr. Schaffer has served as a director on many healthcare boards of directors, including several health systems and more than ten healthcare services and technology companies. Dr. Schaffer received his postgraduate radiology training at Harvard Medical School and Massachusetts General Hospital, where he served as Chief Resident.  He also serves as a director of American CareSource Holdings, Inc. and has previously served as director of King Pharmaceuticals, Inc. and of  Allion Healthcare, Inc. (each a public company).  Dr. Schaffer was chosen to serve as a director of the Company because of his substantial experience as an executive, board member and investor in the healthcare and technology industries and his practical experience in the medical field.

Steven St. Peter, M.D.    Dr. St. Peter has served as a member of the Board since August 3, 2007 and from October 2004 to August 3, 2007 was a member of the Board of Former PharmAthene. Dr. Steven St. Peter joined MPM Capital in 2004, and he is a Managing Director based in the Boston office. His investment scope includes both venture and buyout transactions across the pharmaceuticals and medical technology industries. He has previous investment experience from Apax Partners and The Carlyle Group. Dr. St. Peter was previously an assistant Clinical Professor of Medicine at Columbia University. He completed his Doctor of Medicine at Washington University and his residency and fellowship at the Hospital of the University of Pennsylvania. Prior to his medical training, he was an investment banker at Merrill Lynch. He also holds an M.B.A. from the Wharton School of the University of Pennsylvania and a B.A. in Chemistry from the University of Kansas. He is on the Board of the New England Venture Capital Association and is also a director of EKR Therapeutics, Inc., MPM Acquisition Corp., Proteon Therapeutics, Inc., Syndax Pharmaceuticals, Inc. and Xanodyne Pharmaceuticals, Inc.  Dr. St. Peter was chosen to serve as a director of the Company because of his diverse background as a venture capital investor, investment banker, professor of medicine and director of several healthcare companies, which provides him with a unique perspective in serving on our Board.

Executive Officers

The following table sets forth the names, ages and positions of our executive officers and a key employee:

Name	Age	Office
Eric I. Richman	50	President and Chief Executive Officer
Francesca Cook	46	Senior Vice President, Policy and Government Affairs
Thomas R. Fuerst, Ph.D.	54	Executive Vice President, Chief Scientific Officer
Jordan P. Karp, Esq.	44	Senior Vice President and General Counsel
Wayne Morges, Ph.D.	64	Vice President, Regulatory Affairs and Quality
Charles A. Reinhart III	50	Senior Vice President, Chief Financial Officer
Valerie Riddle, M.D.	50	Senior Vice President, Medical Director

The following are biographical summaries of our executive officers who are not directors:

Francesca Cook.    Ms. Cook has been our Senior Vice President, Policy and Government Affairs since March 2010.  Prior to that, she served as our Vice President, Policy and Government Affairs since the merger on August 3, 2007 and from October 2003 through August 3, 2007 held the same position with Former PharmAthene prior to the merger with HAQ. Prior to that, Ms. Cook served as Vice President, Policy & Reimbursement Services for Guilford Pharmaceuticals, Inc. from March 2001 through October 2003 and Vice President at Covance Health Economics and Outcomes Services, a health care consulting firm, from 1996 though 2001. Additionally, Ms. Cook worked in the U.S. Senate and the U.S. Department of Health and Human Services from 1988 through 1993. Ms. Cook received a Bachelor of Arts degree in Biology from Mount Holyoke College and a Master of Public Health degree from Yale University School of Medicine, Department of Public Health.

Thomas R. Fuerst, Ph.D.    Dr. Fuerst has been our Executive Vice President, Chief Scientific Officer since December 2010.  He was our Senior Vice President, Chief Scientific Officer between April 2010 and December 2010. Prior to joining PharmAthene in April 2010, Dr. Fuerst was Director, Vaccines and Biologics (2004-2007), and Senior Science and Technology Advisor (2007-2010) for the U.S. Department of Health and Human Services (HHS). In these positions, he led the development and acquisition of vaccines and biotherapeutic products for biodefense and other emerging public health threats, including anthrax, smallpox, botulism, and pandemic flu. During his tenure at HHS, Dr. Fuerst helped establish the Biomedical Advanced Research and Development Authority (BARDA) and oversaw the planning, implementation, and monitoring of medical countermeasure development and acquisition. Dr. Fuerst has also served as Executive Director of Corporate Development at Sanofi Pasteur, Inc., where, among other things, he oversaw the scientific and business transactions for vaccines and immunotherapeutic products for infectious diseases and cancer, and played a key role in establishing the company's biodefense initiative post 9/11. Prior thereto, Dr. Fuerst was Vice President, Research and Development, at Genelabs Technologies, Inc., and Director, Molecular Genetics, at MedImmune, Inc. He also served as a senior fellow at the National Institutes of Health, NIAID, in Bethesda, MD. Dr. Fuerst holds a B.A. in Biochemistry from the University of California at Berkeley, a Ph.D. in Molecular Genetics from Cornell University, and a MBA in Science, Technology, and Innovation from the George Washington University.

Jordan P. Karp, Esq.    Mr. Karp has been our Senior Vice President and General Counsel since June 2008. In September 2008, he was appointed corporate secretary. Prior to joining the Company, Mr. Karp was employed by Constellation Energy Group, Inc., a diversified energy company, from October 2001 to November 2007. Mr. Karp served as Vice President & General Counsel for one of Constellation Energy’s operating divisions, Constellation NewEnergy, Inc., a retail marketer of electricity and natural gas, from October 2002 until November 2007. From November 2007 until Mr. Karp joined the Company, he worked as an attorney in private practice. Prior to joining Constellation Energy, Mr. Karp held in-house legal positions of increasing responsibility at MCI Communications Corp. (telecommunications), Guilford Pharmaceuticals Inc. (biopharmaceuticals), and Mentor Technologies Group, Inc. (training and consulting), where Mr. Karp served as Vice President, General Counsel & Corporate Secretary from November 1999 through June 2001.  In November 2001, Mentor Technologies had an involuntary petition in bankruptcy filed against it , which was later converted into a voluntary petition.  Mr. Karp holds a B.A. in Natural Sciences from The Johns Hopkins University and a J.D. from Yale Law School.

Wayne Morges, Ph.D.    Dr. Morges has been our Vice President, Regulatory Affairs and Quality since the merger on August 3, 2007, and from January 2005 through August 3, 2007 held the same position with Former PharmAthene prior to the merger. Prior to that, Dr. Morges was the Vice President of Global Regulatory Affairs, Vaccines for Baxter Healthcare Corporation from June 2000 to November 2004. Previously, Dr. Morges worked at Merck holding various positions of increasing responsibility in Merck’s vaccine division, including heading Quality & Regulatory Affairs for licensed biologicals. Dr. Morges holds a Ph.D. in Microbiology and Immunology from Hahnemann University and Bachelor of Science and Master of Science degrees from Penn State University.

Charles A. Reinhart, III.    Mr. Reinhart has been our Senior Vice President, Chief Financial Officer since August 14, 2009. Mr. Reinhart joined PharmAthene on August 10, 2009 as Senior Vice President, Finance. Prior to joining PharmAthene, Mr. Reinhart served as Senior Vice President Finance and Corporate Strategy, and was a member of the Operating Leadership Team of Millennium Pharmaceuticals, Inc. from October 2007 to June 2008, where he was responsible for all aspects of the company’s finance and strategic sourcing functions. From November 2000 to October 2007, Mr. Reinhart was Vice President, Finance at Cephalon, Inc. where he was responsible for worldwide accounting, financial reporting, Sarbanes Oxley compliance, tax, treasury and budgeting/forecasting functions. Mr. Reinhart is a C.P.A. He earned his Masters of Business Administration from The Wharton School at the University of Pennsylvania and his undergraduate degree in Business and Economics from Lehigh University.

Valerie Riddle, M.D.    Dr. Riddle has been our Senior Vice President, Medical Director since March 2010.  Prior to that, she served as our Vice President, Medical Director since the merger on August 3, 2007, and from October 2003 through August 3, 2007 held the same position with Former PharmAthene prior to the merger. Prior to joining the Company, Dr. Riddle was with Guilford Pharmaceuticals, Inc. as Vice President, Medical Affairs and was promoted to Vice President, Clinical and Medical Affairs in 2002. From 1998 to 1999, Dr. Riddle was with MedImmune, Inc. first as Director, Medical Sciences and, later, as Senior Director, Medical Sciences. Prior to 1998, Dr. Riddle spent several years at Washington Hospital Center in Washington, D.C., most recently as Director, HIV Service. Dr. Riddle received her Bachelor of Arts in Chemistry, cum laude, from the University of South Florida in 1984 and her Doctor of Medicine degree from University of South Florida in 1989 and is Board certified in Internal Medicine and Infectious Diseases.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors, executive officers, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC. Based solely on our review of copies of these reports filed with the SEC, we believe there has been compliance with all Section 16(a) filing requirements applicable to such directors, executive officers and 10% beneficial owners for 2010, except for the following filings:  John Pappajohn, Christopher Camut, Francesca Cook, Joan Fusco, Wayne Morges and Valerie Riddle (in each case, one Form 4 reporting one transaction).

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

Director Independence

We use the definition of “independence” under Section 803A of the NYSE Amex Company Guide, as applicable and as may be modified or supplemented from time to time and the interpretations thereunder, to determine if the members of our Board are independent. In making this determination, our Board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported in this Form 10-K/A under the caption “Certain Relationships and Related Transactions.” The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our Board affirmatively determined that our Board was comprised of at least 50% of independent directors.

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

Board Meetings

During the fiscal year ended December 31, 2010, the Board held 16 meetings and the Board Committees held a total of 21 meetings. Each incumbent director attended 75% or more of the total number of meetings of the Board and the Board Committees of which he or she was a member during the period he or she served as a director in fiscal year 2010. The Board of Directors met in executive session on six occasions in the fiscal year ended December 31, 2010.

Director Attendance at Annual Meeting

The Company has no specific policy regarding director attendance at its Annual Meeting. Generally, however, Board meetings are held immediately preceding and following the Annual Meeting, with directors attending the Annual Meeting. Our Annual Meeting held on June 23, 2010 was attended by all nine of our directors at that time.

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

The following table below sets forth the Committees, current membership of each Committee (as changed on March 31, 2011) and the number of Committee meetings held in 2010.

Fiscal Year Ended December 31, 2010

Name	Audit		Governance And Nominating		Compensation		Government Affairs
John Gill	X	*			X	*
Joel McCleary					X		X	*
Steven St. Peter, M.D.			X
Jeffrey W. Runge, M.D.	X						X
Mitchel Sayare, Ph.D.			X	*	X
Derace L. Schaffer, M.D.	X		X
Total 2010 Meetings	5		2		14		0

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

The Governance and Nominating Committee will consider nominees recommended by security holders. There are no differences in the manner in which the committee evaluates nominees for director based on whether the nominee is recommended by a security holder. Stockholders who would like to have our Governance and Nominating Committee to consider their recommendations for nominees for the position of director, should submit their recommendations, in accordance with the procedures set forth below, in writing to: Corporate Secretary, PharmAthene, Inc., One Park Place, Suite 450, Annapolis, MD 21401.

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

Audit Committee Report1

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2010 with management of the Company and has furnished the following report for inclusion in this Form 10-K/A.

The Audit Committee consists of the three directors named below. Each member of the Audit Committee is an independent director as defined by applicable SEC rules and NYSE Amex listing standards. In addition, the Board has determined that John Gill is the “audit committee financial expert” as defined by applicable SEC rules and satisfies the “financial sophistication” criteria under the applicable rules of the NYSE Amex. The Audit Committee operates under a written charter adopted by the Board, which is available free of charge on our website under the heading “Investor Relations” (see “Corporate Governance—Audit Committee Charter”), or by writing to PharmAthene, Inc., One Park Place, Suite 450, Annapolis, MD 21401, c/o Corporate Secretary.

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

John Gill, Chairman*
James H. Cavanaugh, Ph.D.*

* Members of Audit Committee on March 31, 2011

1  The material in this report is not “soliciting material” and is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, in each case, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 11. Executive Compensation

Summary Compensation Table

The following Summary Compensation Table sets forth, for the fiscal years ended December 31, 2010 and 2009, as applicable, all compensation awarded to, earned by, or paid to our “Named Executive Officers”, i.e., (i) all individuals serving as our principal executive officer or acting in a similar capacity during 2010 (“PEO”), (ii) our two most highly compensated executive officers other than the PEO who were serving as executive officers of PharmAthene at December 31, 2010 and who received annual compensation in excess of $100,000, and (iii) up to two additional individuals who would have been included under (ii) above but for the fact that they were not serving as an executive officer of PharmAthene at December 31, 2010. To the extent an executive officer listed in the table below was not a “Named Executive Officer” in 2009, such executive officer’s compensation for the year 2009 has been omitted from the table.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-equity Incentive Plan Compensation ($)(1)	All Other Compensation ($)		Total ($)
Eric I. Richman	2010	334,421	—	136,850	1,563,803	105,000	9,000		2,149,074
President and Chief Executive Officer, Director (3)	2009	287,782	—	75,210	55,533	—	8,520		427,045
Charles A. Reinhart III	2010	330,000	—	—	248,750	29,700	42,424	(4)	650,874
Senior Vice President, Chief Financial Officer
Thomas R. Fuerst, Ph.D.	2010	226,599	65,000	—	661,926	17,700	17,754		988,979
Executive Vice President, Chief Scientific Officer (5)
David P. Wright	2010	142,000	—	—	—	—	239,725	(6)	381,725
Former Chief Executive Officer, Former Director (6)	2009	426,433	—	91,475	67,543	—	15,320		600,771

(1) Amounts appearing in the Bonus column include any previously guaranteed bonuses and, in accordance with SEC guidance, also include discretionary bonus payments, while any amounts appearing in the Non-equity Incentive Plan Compensation column reflect  non-discretionary bonus payments awarded under the PharmAthene Bonus Program for executive officers and other employees, i.e., any amounts that were earned by the executive officers by meeting the relevant performance objectives specified in the PharmAthene Bonus Program.  For 2010, those performance objectives are described in our definitive proxy statement for our 2010 annual stockholders meeting and are incorporated herein by reference.

(2) Dollar amounts shown reflect the aggregate grant date fair value of stock/options computed in accordance with FASB ASC Topic 718 (formerly FAS 123R). The fair value was estimated using the assumptions detailed in Note 12 to the Company’s Consolidated Financial Statements included in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2010 and 2009, respectively.  The material terms of each grant are described in the footnotes to the “Outstanding Equity Awards at Fiscal Year-End table” below.

(3) Mr. Richman was appointed our President and Chief Operating Officer on March 25, 2010, our interim Chief Executive Officer on May 2, 2010 and our Chief Executive Officer on October 20, 2010.  He became a director of PharmAthene on May 17, 2010.  Mr. Richman did not receive any compensation for his service in his capacity as director.  At December 31, 2009, Mr. Richman was our Senior Vice President, Business Development and Strategic Planning.

(4) Amount reflected in the “All Other Compensation” column consists of housing allowance.

(5) Dr. Fuerst was appointed our Senior Vice President and Chief Scientific Officer in April 2010 and became our Executive Vice President and Chief Scientific Officer in December 2010.

(6) On April 27, 2010 (the “Termination Date”), Mr. Wright notified the Company that he was stepping down as Chief Executive Officer of PharmAthene.  On May 4, 2010, Mr. Wright resigned from our Board of Directors. Mr. Wright did not received any compensation for his service in his capacity as director.  On January 21, 2009, Mr. Wright was granted 37,185 shares of restricted stock, of which 12,395 shares had vested as of his Termination Date, and options to purchase 37,185 shares of common stock, of which 9,296 had vested as of his Termination Date. In connection with Mr. Wright’s resignation, he entered into a separation agreement with the Company dated as of August 19, 2010.  Under the separation agreement, Mr. Wright received severance pay amounting to $208,296, representing his salary from May 1, 2010 through October 27, 2010, $10,000 in reimbursements for legal expenses incurred in negotiating the agreement, and $15,248 in reimbursements for reasonable and customary business expenses incurred prior to his Termination Date.  In addition, Mr. Wright received $2,181 in accumulated and unused vacation and holiday benefits upon resignation.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards of each of the named executive officers in the Summary Compensation Table as of December 31, 2010.

As of December 31, 2010

	Option Awards(1)					Stock Awards(2)
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)

Eric I. Richman	28,638	—	2.96	11/15/13	(12)	20,382	(11)	69,299
President and	11,043	—	3.80	1/18/15	(5)	35,000	(22)	119,000
Chief Executive Officer(17)	8,282	—	3.80	1/04/17	(7)
	4,510	—	3.80	2/22/16	(6)
	216,667	43,333	5.20	10/02/17	(13)
	7,643	22,930	2.46	1/21/19	(9)
	—	100,000	1.51	3/25/20	(18)
	—	100,000	1.48	5/18/20	(19)
	—	125,000	4.20	10/20/20	(20)
	—	125,000	3.34	11/3/20	(28)
	—	225,000	3.91	12/23/20	(21)

Charles A. Reinhart III	50,000	150,000	2.78	8/10/19	(29)
Senior Vice President,	—	50,000	1.38	5/6/20	(23)
Chief Financial Officer	—	75,000	3.55	12/8/20	(24)

Thomas R. Fuerst, Ph.D.	50,000	300,000	1.69	4/5/20	(25)
Executive Vice President,	—	20,000	1.38	5/6/20	(26)
Chief Scientific Officer	—	75,000	3.55	12/8/20	(27)

(1) Reflects options granted under our 2007 Plan as well as options initially granted under the 2002 Long-Term Incentive Plan and assumed by us in the merger and now outstanding under the 2007 Plan.  The exercise price of these options is subject to customary anti-dilution adjustments.

(2) Reflects restricted stock awards granted under our 2007 Plan on August 30, 2007, October 2, 2007, January 21, 2009 and December 23, 2010. Unless otherwise indicated in the footnotes below, all shares of restricted stock vest in three equal annual installments of 33.3% of the grant beginning on the first anniversary of the date of grant.

(3) Reflects a closing price of our common stock on December 31, 2010 of $4.23 per share. The closing price of our common stock on April 26, 2011 was $3.40.

(4) Reserved.

(5) Reflects options to purchase 11,043 shares of common stock granted on January 18, 2005 pursuant to which 25% vested immediately and the remainder vested in equal monthly installments over 36 months beginning in the second month following the date of grant.

(6) Reflects options to purchase 4,510 shares of common stock granted on February 22, 2006, pursuant to which 25% vested immediately and the remainder vest in equal monthly installments over 36 months beginning in the second month following the date of grant.

(7) Reflects options to purchase 8,282 shares of common stock granted on January 4, 2007 which vest in equal monthly installments over 36 months beginning on the month following the date of grant.

(8) Reserved.

(9) Reflects options to purchase 30,573 shares of common stock granted on January 21, 2009 pursuant to which 25% vest on the first, second, third and fourth anniversaries of the grant date, subject to accelerated vesting as described in “-Employment Agreements.”

(10) Reserved.

(11) Reflects 30,573 shares of restricted stock granted on January 21, 2009 pursuant to which 33.3% vests on each anniversary of the date of grant, subject to accelerated vesting as described in “-Employment Agreements.”

(12) Reflects options to purchase 28,638 shares of common stock granted on November 15, 2003 which vested in equal annual installments over four years on the anniversary of the date of grant.

(13) Reflects options to purchase 260,000 shares of common stock granted on October 2, 2007 pursuant to which 20% vested immediately, 20% vested on the first anniversary of the date of grant and the remainder vests in equal monthly installments over 36 months beginning on the first month following the first anniversary, subject to accelerated vesting as described in “-Employment Agreements.”

(14) - (16) Reserved.

(17)  Mr. Richman was appointed our President and Chief Operating Officer on March 25, 2010, our interim Chief Executive Officer on May 2, 2010 and our Chief Executive Officer on October 20, 2010.  Through March 24, 2010, he was our Senior Vice President, Business Development and Strategic Planning.

(18) Reflects options to purchase 100,000 shares granted on March 25, 2010, pursuant to which 25% vest on the first, second, third and fourth anniversaries of the grant date, subject to accelerated vesting as described in “-Employment Agreements.”

(19) Reflects options to purchase 100,000 shares granted on May 18, 2010, which vest in full on May 2, 2011, subject to accelerated vesting as described in “-Employment Agreements.”

(20) Reflects options to purchase 125,000 shares granted on October 20, 2010, pursuant to which 25% vest on the first, second, third and fourth anniversaries of the grant date, subject to accelerated vesting as described in “-Employment Agreements.”

(21) Reflects options to purchase 225,000 shares granted on December 23, 2010, pursuant to which 25% vest on the first, second, third and fourth anniversaries of the grant date, subject to accelerated vesting as described in “-Employment Agreements.”

(22) Reflects 35,000 shares of restricted stock granted on December 23, 2010, which vested in full on March 23, 2011.

(23)  Reflects options to purchase 50,000 shares granted on May 6, 2010, pursuant to which 25% vest on the first, second, third and fourth anniversaries of the grant date.

(24)  Reflects options to purchase 75,000 shares granted on December 8, 2010, pursuant to which 25% vest on the first, second, third and fourth anniversaries of the grant date.

(25) Reflects options to purchase 350,000 shares granted on April 5, 2010, of which 50,000 vested immediately, and 75,000 vest on the first, second, third and fourth anniversaries of the grant date.

(26) Reflects options to purchase 20,000 shares granted on May 6, 2010, pursuant to which 25% vest on the first, second, third and fourth anniversaries of the grant date.

(27) Reflects options to purchase 75,000 shares granted on December 8, 2010, pursuant to which 25% vest on the first, second, third and fourth anniversaries of the grant date.

(28) Reflects options to purchase 125,000 shares granted on November 3, 2010, pursuant to which 25% vest on the first, second, third and fourth anniversaries of the grant date, subject to accelerated vesting as described in “-Employment Agreements.”

(29) Reflects options to purchase 200,000 shares granted on August 10, 2009, pursuant to which 25% vest on the first, second, third and fourth anniversaries of the grant date.

Employment Agreements

Eric I. Richman

Mr. Richman was appointed our President and Chief Operating Officer on March 25, 2010, our interim Chief Executive Officer on May 2, 2010, and our Chief Executive Officer on October 20, 2010.  On December 23, 2010, we entered into a new employment agreement with Mr. Richman, for the period commencing on January 1, 2011 and ending on the first anniversary of such date.  The term of the agreement is automatically extended for an additional year on each anniversary unless 90 days' prior written notice of non-extension is provided, provided that a nonrenewal by the Company is treated as a termination without cause under the agreement.

Under the agreement, Mr. Richman is paid an annual base salary of $435,000, subject to annual review and increase at the option of the Compensation Committee of our Board of Directors.  Mr. Richman is also eligible for an annual cash bonus, the target of which is no less than 60% of his base salary, based on the achievement of certain corporate objectives.  The corporate objectives will be determined by the Compensation Committee in consultation with Mr. Richman, while the achievement of such objectives will be determined by the Compensation Committee.

Pursuant to the agreement, as of December 23, 2010 Mr. Richman was granted an option, under the Company’s 2007 Long-Term Incentive Compensation Plan, as amended, to purchase 225,000 shares of the Company’s common stock at an exercise price of $3.91 per share, the closing price of the Company’s common stock on the NYSE Amex on December 23, 2010.  The option, which has a term of ten years, vests over a 4 year period with 25% each vesting on the first, second, third and fourth anniversaries of the grant date.  In the event of a change in control during Mr. Richman's employment period and a termination other than for cause or a termination for good reason occurs on or within twelve months of the consummation of the change in control, all equity issued by the Company held by Mr. Richman and not then vested (except for the restricted stock awards which are treated as described below) will immediately and fully vest.

In accordance with the agreement, Mr. Richman received a cash bonus for 2010 of $105,000.  In addition, as of December 23, 2010, Mr. Richman was granted 35,000 shares of restricted stock of the Company under the 2007 Plan, which vest in full on the three month anniversary of the grant date, subject to accelerated vesting on the date of the earlier of (i) Mr. Richman’s termination of employment with the Company for any reason other than a voluntary resignation and (ii) the consummation of a change in control.

Under the terms of the agreement, if Mr. Richman is terminated other than for cause or he resigns for good reason, he is entitled to receive, in addition to unpaid salary and expenses and payment of accrued incentive compensation amounts, (A) severance payments in the form of a continuation of his base salary in effect immediately prior to the termination for a period of 12 months following the termination, (B) a lump-sum payment equal to the accrued portion of his target bonus, including any unpaid portion of the prior year’s bonus, (C) accelerated vesting of any unvested portion of the May 18, 2010 option grant, and (D) COBRA coverage, to the extent elected, provided at the same premiums as are charged to active employees for the same level of group health coverage for a period of 12 months following termination, all of which are payable in consideration for and only after he executes a general release containing terms reasonably satisfactory to us.  The same provisions apply if Mr. Richman is terminated without cause or he resigns for good reason within 12 months of a change of control and no new employment agreement has been entered into within 90 days of such change of control, except that Mr. Richman’s severance payment would be made in one lump-sum payment corresponding to 18 months’ salary, he would also receive his target bonus for the year of termination and all equity-based awards held by Mr. Richman would be deemed fully vested as of the date of termination.

The agreement specifies that Mr. Richman’s previous employment agreement with the Company is terminated as of January 1, 2011, other than with respect to provisions that specifically survive a termination thereof and other than with respect to the provision in Amendment No. 1 to his previous employment agreement relating to the grant of options to purchase 100,000 shares of the Company’s common stock, which vest in full on May 2, 2011, subject to immediate vesting upon any of the following relevant events occuring: (i) a change in control occurs or (ii) Mr. Richman's employment is terminated other than for cause, for good reason, or due to death or disability.   Amendment No. 1 to his previous employment agreement had been executed on May 18, 2010 in connection with Mr. Richman’s appointment to the position of President and interim Chief Executive Officer.  Under the amendment, Mr. Richman had been paid an annual base salary of $350,000 effective from May 2, 2010.

The December 23, 2010 agreement requires that during his employment and for a period of 12 months (in some cases 18 months) following termination of the employment, Mr. Richman shall not directly or indirectly engage in the development, production, marketing or sale of products that compete with our products or assist others in a competing business or induce other employees of PharmAthene to terminate their employment with us or engage in a competing business. Mr. Richman is furthermore required to refrain from directly or indirectly disclosing any confidential information obtained while working at PharmAthene.

The agreement further specifies that if Mr. Richman becomes entitled to severance payments, subject to a limited exception in case of adverse tax effects, all salary continuation payments shall be placed in an irrevocable grantor trust, the assets of which are to be used to make the severance payments to the executive or satisfy the claims of the Company's unsecured general creditors in the event of the Company's insolvency or bankruptcy.  If Mr. Richman is a “specified employee” (as determined in accordance with Treasury Regulation Section 1.409A-1(i) or related Company policy) at the time of termination, the severance payments otherwise payable to Mr. Richman during the first six months following termination (to the extent they constitute “nonqualified deferred compensation” within the meaning of Section 409A of the Internal Revenue Code and the regulations thereunder) will be deferred until the date that is six months after termination of employment (or earlier upon his death).

“Change in Control” is defined in the agreement as (i) an acquisition by any person, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended, of beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act) of 30% or more of either (A) the then outstanding shares of common stock of the Company or (B) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors; excluding, however, certain acquisitions from or by the Company or an employee benefit plan sponsored or maintained by the Company; (ii) a merger, consolidation, reorganization or similar corporate transaction, in which outstanding shares of common stock are converted into (A) shares of stock of another company, other than a conversion into shares of voting common stock of the successor corporation (or a holding company thereof) representing 80% of the voting power of all capital stock thereof outstanding immediately after the merger or consolidation or (B) other securities (of either the Company or another company) or cash or other property; (iii) the issuance of shares of common stock in connection with a merger, consolidation, reorganization or similar corporate transaction in an amount in excess of 40% of the number of shares of common stock outstanding immediately prior to the consummation of such transaction; (iv) the (A) the sale or other disposition of all or substantially all of the assets of the Company or (B) a complete liquidation or dissolution of the Company; or (v) the adoption by the Board of a resolution to the effect that any person has acquired effective control of the business and affairs of the Company.

Termination “for good reason” is defined as a termination by the executive for (a) any material breach by the Company of our obligations under the employment agreement; (b) any material reduction in the executive's duties, authority or responsibilities without the executive's consent; (c) any assignment to the executive of duties or responsibilities materially inconsistent with the executive's position and duties under the employment agreement without consent; (d) a relocation of the Company's principal executive offices or our determination to require the executive to be based more than 25 miles away; (e) depriving the executive of any material benefit plan; (f) non-renewal by the Company of the agreement in accordance with the terms of the agreement; or (g) the failure by the Company to obtain the specific assumption of the employment agreement by any successor or assignee of the Company or any person acquiring substantially all of the Company's assets. Mr. Richman may not terminate “for good reason” unless he first provides us with written notice specifying the good reason and provides us with 20 days in which to remedy the stated reason.

Termination “for cause” is defined as a termination for (1) willful and substantial misconduct that materially injures us and is not corrected; (2) repeated neglect of duties or failure to act, which can reasonably be expected to materially and adversely affect our business or affairs, after written notice from us; (3) material breach of the confidentiality and related provisions of the employment agreement or of our policies; (4) commission of material fraud with respect to our business and affairs; (5) conviction of, or nolo contendere plea to, a felony; (6) demonstrable gross negligence or (7) habitual insobriety or use of illegal drugs adversely affecting the executive’s duties.

Charles A. Reinhart III and Thomas R. Fuerst

On August 14, 2009, we entered into an employment agreement with Charles A. Reinhart III, under which Mr. Reinhart serves as our Chief Financial Officer, for the period commencing on August 14, 2009 and ending on the first anniversary of such date.  The term of the agreement is automatically extended for an additional year on each anniversary unless 90 days' prior written notice of non-extension is provided.

Under the agreement, Mr. Reinhart is paid an annual base salary of $330,000, subject to annual review and increase at the option of the Compensation Committee of our Board of Directors.  Mr. Reinhart is also eligible for an annual cash bonus of up to 30% of his base salary payable at the sole discretion of the Copmensation Committee, and may be eligible for additional bonuses at the option and sole discretion of the Compensation Committee based on the achievement of certain pre-determined performance milestones.

The agreement reflected the grant of an option, under the Company’s 2007 Long-Term Incentive Compensation Plan, as amended, to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.78 per share, the closing price of the Company’s common stock on the NYSE Amex on the date of grant.   The option, which has a term of ten years, vests over a 4 year period with 25% each vesting on the first, second, third and fourth anniversaries of the grant date.

Under the agreement, Mr. Reinhart also received a temporary living expense bonus in the net (after tax) amount of $40,000, paid on a semi-monthly basis over a period of 12 months.

On April 5, 2010, we entered into an employment agreement with Thomas R. Fuerst, under which Dr. Fuerst serves as our Chief Scientific Officer, for the period commencing on April 5, 2010 and ending on the first anniversary of such date.  The term of the agreement is automatically extended for an additional year on each anniversary unless 90 days' prior written notice of non-extension is provided.

Under the agreement, Dr. Fuerst is paid an annual base salary of $305,000, subject to annual review and increase at the option of the Compensation Committee of our Board of Directors.  Dr. Fuerst is also eligible for an annual cash bonus of up to 30% of his base salary payable at the sole discretion of the Copmensation Committee (provided that his bonus for the first year of employment would be no less than $25,000), and may be eligible for additional bonuses at the option and sole discretion of the Compensation Committee based on the achievement of certain pre-determined performance milestones.

The agreement reflected the grant of an option, under the Company’s 2007 Long-Term Incentive Compensation Plan, as amended, to purchase up to 350,000 shares of the Company’s common stock at an exercise price of $1.69 per share, the closing price of the Company’s common stock on the NYSE Amex on the date of grant.   The option, which has a term of ten years, vests immediately with respect to 50,000 shares, with the remaining 300,000 shares vesting over a 4 year period with 25% each vesting on the first, second, third and fourth anniversaries of the grant date.

Under the agreement, Dr. Fuerst also received a sign-on bonus of $40,000, and is entitled to the payment of travel expenses from his out-of-state residence to the Company’s main offices of up to $2,000 per month until the earlier of his residence relocation or the end of the first 24 months of his employment.

Under the terms of their agreements, if Mr. Reinhart or Dr. Fuerst is terminated other than for cause or he resigns for good reason, he is entitled to receive, in addition to unpaid salary and expenses and payment of accrued incentive compensation amounts, severance payments in the form of a continuation of his base salary in effect immediately prior to the termination for a period of six months following the termination, which are payable in consideration for and only after he executes a general release containing terms reasonably satisfactory to us.  Termination “for cause” or “for good reason” is as defined above under “- Eric I. Richman,” except that non-renewal by the Company of the agreement in accordance with the terms of the agreement does not qualify as a termination “for good reason” in the employment agreements for Mr. Reinhart and Dr. Fuerst.

David P. Wright

On April 27, 2010, David P. Wright notified the Company that he was stepping down as Chief Executive Officer of PharmAthene.  In connection with Mr. Wright’s resignation, he entered into a separation agreement with the Company dated as of August 19, 2010.  Under the separation agreement, Mr. Wright received severance pay amounting to $208,296, representing his salary from May 1, 2010 through October 27, 2010, $10,000 in reimbursements for legal expenses incurred in negotiating the agreement, and $15,248 in reimbursements for reasonable and customary business expenses incurred prior to his Termination Date.  In addition, Mr. Wright received $2,181 in accumulated and unused vacation and holiday benefits upon resignation.  In the separation agreement, Mr. Wright agreed that for a period of 12 months from the date of termination, he would not work, provide services for, consult with, manage, operate, acquire an interest in or otherwise become involved with certain of the Company’s competitors.  As a result of Mr. Wright’s resignation, 80,790 unvested restricted shares and 381,326 unvested options were forfeited and 561,989 vested options expired unexercised.

Equity Compensation Plan Information

The following table provides information regarding the number of securities to be issued under our 2007 Plan, the weighted-average exercise price of options issued under the 2007 Plan and the number of securities remaining available for future issuance under the 2007 Plan, in each case as of December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	$5,339,413	(1)	$3.18	$5,565,170	(2)

Equity compensation plans not approved by security holders	—		—	—

Total	5,339,413		$3.18	5,565,170

(1) Does not include 397,052 shares of restricted stock granted under the 2007 Plan as of December 31, 2010.

(2) This amount includes shares underlying unexercised options already granted and reported in the first column.  Under our 2007 Plan, such shares are not treated as issued and are not counted as used against the plan limits until the options are exercised.  If we were to exclude shares underlying unexercised options already granted, this amount would be 225,757 as of December 31, 2010.   Under our 2007 Plan, the number of shares available for issuance under such plan is automatically increased as of the first day of our fiscal year, beginning in 2009 and occurring each year thereafter through 2015, by a number that is equal to the least of (i) 1,100,000 shares, (ii) 2.5% of the outstanding shares of common stock as of the end of our immediately preceding fiscal year, and (iii) any lesser number of shares determined by the Board; provided, however, that the aggregate number of shares available for issuance pursuant to such increases may not exceed a total of 5,700,000 shares.

Further information regarding our 2007 Plan is contained in Note 12 to our consolidated financial statements for the fiscal year ended December 31, 2010 contained in our Annual Report on Form 10-K  for that year.

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

The Bonus Program is intended to be applicable to the following members of management: the President and Chief Executive Officer, the Senior Vice President and Chief Financial Officer, the Senior Vice President-Operations, the Senior Vice President & General Counsel, the Senior Vice President-Medical Director, the Vice President-Regulatory Affairs and Quality, the Senior Vice President, Policy and Government Affairs and the Executive Vice President-Chief Scientific Officer. Annually and based upon the recommendations of the Chief Executive Officer and the Compensation Committee, the Board of Directors will approve (i) a target bonus pool amount; (ii) a target bonus payout for each executive in the Bonus Program, (iii) the financial achievement percentages and bonus modifiers that will be used to determine the component of the bonus based upon a comparison of the Company’s financial and operational performance for the fiscal year against the Board approved financial and operating plan for the fiscal year, (iv) the executives’ personal objectives for the fiscal year, and (v) the weight or importance of the corporate financial performance objectives and the personal objectives. After the end of each fiscal year, the Compensation Committee will measure the Company’s actual financial performance and consider each executive’s personal performance to determine the appropriate adjustment to the executive’s target bonus.

Determining the annual target bonus pool.    In each fiscal year, the Board of Directors will determine a target bonus pool for that fiscal year and determine how much of that pool should be allocated to executive officers and how much should be allocated to all other personnel. This pool will be a target which may be revised by the Board at their discretion.

For fiscal year 2011, the target bonus pool is equal to the approximate sum of 30% of the aggregate base salary of the executive officers and certain other key employees and 10% of the aggregate base salary of all other employees of the Company.

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

For fiscal year 2011, the target bonus payout for executive officers and certain other key employees is 30% of the 2011 base salary of the relevant executive officer and such other key employees.  Under his employment agreement, Mr. Richman is eligible for an annual cash bonus, the target of which is no less than 60% of his base salary.  The target bonus payout for non-executive employees has been set at 10% of the 2011 base salary of the relevant non-executive employee. These annual target bonus levels may be modified based upon the terms of employment agreements with our executives, which have been approved by the Chief Executive Officer and Board of Directors, as applicable, changes in market conditions or performance of the Company in each case in the sole discretion of the Board of Directors.

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

The Compensation Committee has established with management specific strategic goals for 2011 as follows, with percentage weighting reflecting the approximate percentage value to be placed upon the achievement of each target:

•	Favorable outcome related to the litigation against Siga Technologies (30%),
•	Achieve positive stock price performance (20%),
•	Successful completion of technology transfer of rPA BDS manufacturing process to Diosynth RTP (15%),
•	Successful completion of on-going dose escalation Ph I clinical trial of Valortim (15%),
•	Achieve improved performance rating under existing SparVax development contract (10%) and
•	Performance in line with forecasts (10%).

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

Director Compensation

The following table sets forth the cash and non-cash compensation of our directors (other than our former and current Chief Executive Officers, who were not separately compensated for their service on the Board) for the fiscal year ended December 31, 2010. In the paragraph following the table and in the footnotes, we describe our standard compensation arrangement for service on the Board of Directors and Board Committees.

For the Fiscal Year Ended December 31, 2010

Name(1)	Fees earned or paid in cash ($) (2)	Option Awards ($)(3)	Total ($)

James Cavanaugh(4)	78,000	21,726	99,726
John Gill	86,250	21,726	107,976
Joel McCleary	76,500	21,726	98,226
John Pappajohn	86,500	21,726	108,226
Jeffrey Runge	45,000	21,726	66,726
Mitchel Sayare	40,500	21,726	83,196
Derace Schaffer	63,750	21,726	85,476
Steven St. Peter	64,000	21,726	85,726

(1)  See the Summary Compensation Table for disclosure related to compensation paid to Eric I. Richman, our Chief Executive Officer and David P. Wright, our former Chief Executive Officer. Messrs. Richman and Wright did not received any additional compensation for their services as members of our Board of Directors.

(2) Fees earned are based on membership on the Board of Director, committee membership and leadership positions. Please refer to our general policy on compensation of the members of our Board of Directors below in the section entitled “General Policy Regarding Compensation of Directors.” In addition to the other compensation received, members of the Board of Directors are reimbursed for the reasonable out-of-pocket costs incurred by them in connection with travel to and from Board and committee meetings.  None of such reimbursements amounted to $10,000 or more in 2010.  Of the amounts shown in the column titled “Fees earned or paid in cash”, the following amounts were paid in 2010 in respect of 2009 services:  Cavanaugh: $15,000, Gill: $18,000, McCleary: $17,250, Pappajohn: $15,000, Schaffer: $15,750 and St. Peter: $13,500. The remaining amounts were earned in 2010.

(3) The amounts in this column represent the aggregate grant date fair value computed in accordance with FAS ASC Topic 718.  As of December 31, 2010, the aggregate number of option awards outstanding (vested and unvested) for Mr. Pappajohn was 70,000, for Dr. Schaffer was 70,000, for Dr. Cavanaugh was 72,759, for Mr. Gill was 112,759, for Mr. McCleary was 122,759, for Dr. St. Peter was 70,000, for Dr. Runge was 40,000, and for Dr. Sayare was 40,000.

(4) Dr. Cavanaugh has resigned from our Board effective April 25, 2011.

General Policy Regarding Compensation of Directors

The following sets forth the annual compensation for non-employee members of our Board since June 8, 2009 (except in the case of the Government Affairs Committee, for which the compensation became effective March 30, 2011):

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

• $12,000 cash retainer for the Compensation Committee chair,

• $3,000 cash retainer for membership on the Compensation Committee (other than Compensation Committee chair),

• $10,000 cash retainer for the Governance and Nominating Committee chair,

• $2,500 cash retainer for membership on the Governance and Nominating Committee (other than Governance and Nominating Committee chair),

• $10,000 cash retainer for the Government Affairs Committee chair,

• $2,500 cash retainer for membership on the Government Affairs Committee (other than Government Affairs Committee chair), and

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and RelatedStockholder Matters

The following table sets forth information, as it was available to the Company on April 26, 2011, based on information furnished by the persons named below, obtained from our transfer agent and/or obtained from certain beneficial ownership filings made by the persons named below with the SEC, with respect to the beneficial ownership of shares of the Company’s common stock by (i) each person known by us to be the owner of more than 5% of our outstanding shares of the Company’s common stock (inclusion in this table shall not be deemed an admission of affiliate status), (ii) each director, nominee for director and named executive officer and (iii) all directors and executive officers as a group. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Shares(2)
Funds Affiliated with MPM Bioventures III, L.P.(3)	7,076,722	15.0%
HealthCare Ventures VII, L.P.(4)	4,534,055	9.7%
John Pappajohn(5)**	981,164	2.1%
Steven St. Peter, M.D.(6)**	70,000	*
John Gill(7)**	112,759	*
Joel McCleary(8)**	248,559	*
Derace L. Schaffer, M.D.(9)**	1,488,540	3.2%
Eric I. Richman(10)**	536,943	1.2%
Jeffrey W. Runge(11)**	40,000	*
Michel Sayare, Ph.D.**(12)	40,000	*
Charles A. Reinhart III(13)	62,500	*
Thomas R. Fuerst, Ph.D.(14)	130,000	*
All directors and executive officers as a group (13 persons)	4,347,624	9.0%

* Less than 1.0%
** Director

(1) Unless otherwise indicated in other footnotes, the address for each beneficial owner is c/o PharmAthene, Inc., One Park Place, Suite 450, Annapolis, MD 21401.

(2) Based on 46,360,091 shares of common stock outstanding as of April 26, 2011 and not including 192,260 “treasury” shares held by the Company. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying warrants, Notes or subject to options held by that person that are currently exercisable or exercisable within 60 days are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the following footnotes or pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name.

(3) Includes 729,108 shares issuable upon exercise of warrants.  As disclosed in their Schedule 13D/A filed on December 27, 2010, the amounts included in the table are directly owned by MPM BioVentures III, L.P. (“BV III”), MPM BioVentures III-QP, L.P. (“BV III QP”), MPM BioVentures III GmbH & Co. Beteiligungs KG (“BV III KG”), MPM BioVentures III Parallel Fund, L.P. (“BV III PF”) and MPM Asset Management Investors 2004 BVIII LLC (“AM LLC”).   MPM BioVentures III GP, L.P. (“BV III GP”) and MPM BioVentures III LLC (“BV III LLC”) are the direct and indirect general partners of BV III, BV III QP, BV III KG and BV III PF (collectively with AM LLC, BV III GP and BV III LLC, the “MPM Funds”).  The members of BV III LLC and AM LLC are Luke Evnin, Ansbert Gadicke, Nicholas Galakatos, Dennis Henner, Nicholas Simon III, Michael Steinmetz and Kurt Wheeler, who disclaim beneficial ownership of these shares except to the extent of their proportionate pecuniary interest therein. Dr. Steven  St. Peter, a member of our Board of Directors, is affiliated with the MPM Funds, but is not a member of the general partners and thus is not deemed to have beneficial ownership of the shares owned by the MPM Funds.   The amount for the MPM Funds in the table above does not include 70,000 options held directly by Dr. St. Peter and 1,104 options held directly by Ansbert Gadicke. The address for the MPM Funds is The John Hancock Tower, 200 Clarendon Street, 54th floor, Boston, MA, 02116.

(4) Includes 280,998 shares issuable upon exercise of warrants. Dr. James Cavanaugh, a member of our Board of Directors until April 25, 2011, is a general partner of HealthCare Partners VII, L.P., which is the general partner of HealthCare Ventures VII, L.P. In such capacity he may be deemed to share voting and investment power with respect to the shares listed above.  Dr. Cavanaugh disclaims beneficial ownership of these shares except to the extent of his proportionate pecuniary interest therein. Does not include options to purchase 72,759 shares of common stock, with respect to which Dr. Cavanaugh has sole voting and investment power.  Does not include options to purchase 1,655 shares of common stock held by Harold Werner.  As disclosed in its Schedule 13G/A filed on January 31, 2011, the remaining general partners of HealthCare Partners VII, L.P. are Dr. Christopher Mirabelli, Mr. Harold Werner, Mr. Augustine Lawlor and Mr. John Littlechild, and the address for HealthCare Ventures VII, L.P. is 44 Nassau Street, Princeton, New Jersey 08542.

(5) Includes options to purchase 70,000 shares of common stock. Mr. Pappajohn is the Chairman of our Board of Directors. In addition, Mr. Pappajohn’s spouse was the beneficial owner of 577,377 (or 1.2% of our shares of common stock as of April 26, 2011).

(6) Consists of options to purchase 70,000 shares of our common stock. Dr. St. Peter is a member of our Board of Directors.  Dr. St. Peter is affiliated with the MPM Funds discussed in footnote (3) above, but is not a member of the general partners and thus is not deemed to have beneficial ownership of the shares owned by the MPM Funds.

(7) Consists of options to purchase 112,759 shares of common stock.  Mr. Gill is a member of our Board of Directors.

(8) Includes options to purchase 122,759 shares of common stock and 5,633 shares issuable upon exercise of warrants. Mr. McCleary is a member of our Board of Directors.

(9) Includes options to purchase 70,000 shares of common stock and 133,333 shares issuable upon exercise of warrants. Dr. Schaffer is a member of our Board of Directors.  Of the 1,285,207 shares and 133,333 shares issuable upon exercise of warrants, 40% are held directly by Dr. Schaffer and 60% held in Dr. Schaffer’s IRA.

(10) Includes 82,016 restricted shares (included herein irrespective of vesting date), options to purchase a total of 435,427 shares of common stock (representing the portion of options to purchase a total of 1,081,046 shares of common stock that was exercisable as of April 26, 2011 or will become exercisable within 60 days thereof) and 2,194 shares issuable upon exercise of warrants.  On March 25, 2010, Mr. Richman was appointed our President, on May 2, 2010 our interim Chief Executive Officer and on October 20, 2010 our Chief Executive Officer.  Mr. Richman was furthermore appointed to our Board in May 2010.

(11) Includes options to purchase a total of 40,000 shares of common stock. Dr. Runge is a member of our Board of Directors.

(12) Includes options to purchase a total of 40,000 shares of common stock. Dr. Sayare is a member of our Board of Directors.

(13) Includes options to purchase 62,500 shares of common stock (representing the portion of options to purchase a total of 325,000 shares of common stock that was exercisable as of April 26, 2011 or will become exercisable within 60 days thereof).  Mr. Reinhart is our Chief Financial officer.

(14) Includes options to purchase 130,000 shares of common stock (representing the portion of options to purchase a total of 445,000 shares of common stock that was exercisable as of April 26, 2011 or will become exercisable within 60 days thereof).  Dr. Fuerst is our Chief Scientific Officer.

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

On August 3, 2007, holders of existing bridge notes of Former PharmAthene received 8% convertible notes in exchange for such bridge notes in connection with the HAQ merger. Between August 3, 2007 and August 3, 2009 (the maturity date of the 8% convertible notes), funds affiliated with Bear Stearns Health Innoventures Management, LLC held 8% convertible notes in the aggregate principal amount of $2,541,079.  Elizabeth Czerepak, a member of our Board until July 2008, was also a member of Bear Stearns Health Innoventures Management, LLC. Between August 3, 2007 and July 28,  2009, HealthCare Ventures VII, L.P. and MPM Bioventures III, L.P. and affiliated funds (collectively, the “MPM Funds”) held 8% convertible notes in the aggregate principal amount of $1,815,057 and $4,709,554, respectively.

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

HealthCare Ventures VII, L.P. and the MPM Funds were among those holders of 8% convertible notes who chose, in lieu of receiving a cash payment representing principal and accrued interest, to receive Notes and related stock purchase warrants. In particular, HealthCare Ventures VII, L.P. received Notes in the aggregate principal amount of $2,107,483 and warrants to purchase up to 280,998 shares of common stock. The MPM Funds received Notes in the aggregate principal amount of $5,468,315 and warrants to purchase up to 729,109 shares of common stock. Our director Dr. James Cavanaugh is a general partner of HealthCare Partners VII, L.P., which is the general partner of HealthCare Ventures VII, L.P. Our director Dr. Steven St. Peter, while affiliated with the MPM Funds, is not a member of the general partners and thus is not deemed to have beneficial ownership of the shares owned by the MPM Funds. In addition, our then-CEO and director David Wright, our director Joel McCleary and our executive officer Eric Richman exchanged their 8% convertible notes for Notes in the principal amount of $61,777, $31,046 and $9,454, respectively, as well as warrants to purchase 8,237, 4,140 and 1,261 shares of common stock, respectively. Of the $10.5 million in aggregate principal amount of Notes sold to new investors, $1,000,000 was purchased by the spouse of the Chairman of our Board, John Pappajohn, and $1,000,000 was purchased by our director Derace Schaffer, each of whom also received warrants to purchase 133,333 shares of common stock. An additional $28,196 in aggregate principal amount of Notes was purchased by our director Joel McCleary and our executive officers Christopher Camut and Eric Richman, who also received warrants to purchase an aggregate of 3,759 shares of common stock.

Under the terms of the Notes, each holder converting Notes was entitled to receive a number of shares corresponding to principal and accrued interest through the date of conversion (plus any accrued and unpaid late charges) at a conversion price of approximately $2.54 per share.  In November 2010, we offered to pay each holder exercising a conversion right an amount in cash corresponding to the interest foregone, i.e., the interest the holder would have received between November 2010 and the maturity date had they held the note through maturity.  Simultaneously with the closing of our November 2010 public offering, certain of our affiliates, officers and directors who owned convertible notes converted their Notes into an aggregate of approximately 3.4 million shares of our common stock.  These converting noteholders received cash payments of approximately $0.6 million in the aggregate, corresponding to the interest foregone.  As of December 31, 2010, substantially all remaining holders of these Notes in the aggregate principal amount (plus accrued interest) of approximately $13.2 million, including affiliates, converted their Notes, resulting in the issuance of approximately 5.2 million additional shares of our common stock, while one small noteholder elected to have his Notes redeemed for cash on December 31, 2010.  Of this group of remaining holders, holders of Notes in the aggregate principal amount (plus accrued interest) of approximately $8.4 million elected to accept our early conversion offer and received cash payments of approximately $0.5 million in the aggregate, corresponding to the interest they would have accrued following conversion had they held the notes to maturity.   The following table summarizes the amount of Notes converted, interest accrued thereon and number of shares and amount of cash payments received by each of our directors, executive officers and beneficial holders of 5% or more of our outstanding shares of common stock at the time of conversion.

Converting Noteholder*	Relationship at Time of Conversion	Interest Accrued since July 28, 2009	Amount of Notes Converted (principal plus accrued interest)**	Number of Shares Received	Cash Received
Healthcare Ventures VII, L.P.	5%+ stockholder, affiliated with Director	$271,046	$2,378,528	935,814	$156,305
MPM Funds	5%+ stockholder, affiliated with Director	$703,286	$6,171,601	2,428,171	$405,567
Derace Schaffer	Director	$128,611	$1,128,611	444,043	$74,167
Joel McCleary	Director	$5,433	$47,675	18,757	$3,133
Eric Richman	President and Chief Executive Officer	$2,116	$18,570	7,306	$1,220
Baker Bros.	5%+ stockholder	$964,445	$7,964,444	3,133,551	$207,667

* This table does not include reference to a Note in the principal amount plus accrued interest of $1,128,611, which had been held by the wife of John Pappajohn, our chairman.  Mrs. Pappajohn had converted such Note into 444,044 shares of common stock and received $74,167 in cash.

** Except for Baker Bros., represents the largest aggregate amount of indebtedness outstanding vis-à-vis this creditor since the Notes were issued.  For Baker Bros., the largest aggregate amount of indebtedness outstanding was $7,900,278.

The information required by Item 407(a) of Regulation S-K on Director Independence is incorporated herein by reference to “Item 10.  Directors, Executive Officers and Corporate Governance - Directors” in this Form 10-K/A.

Item 14.  Principal Accounting Fees and Services.

Audit Fees, Audit Related Fees, Tax Fees and Other Fees

The following table sets forth the aggregate fees billed to the Company during the fiscal years ended December 31, 2010 and 2009 by E&Y:

	Fiscal 2010	Fiscal 2009

Audit Fees(1)	$636,785	$502,457
Audit Related Fees(2)	$131,584	$115,729
Tax Fees(3)	$81,121	$0
All Other Fees	$—	$—

Total Fees	$849,490	$618,186

(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements included in our Annual Report on Form 10-K and review of the interim consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements. For the fiscal years ended December 31, 2010 and 2009, fees for professional services billed by E&Y were $636,785 and $502,457, respectively.

(2) Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to Sarbanes-Oxley compliance and non-routine SEC filings.  For the fiscal years ended December 31, 2010 and 2009, fees for professional services billed by E&Y were $131,584 and $115,729, respectively.

(3) Tax Fees were billed for services including assistance with tax compliance and the preparation of tax returns, tax consultation services, assistance in connection with tax audits and tax advice related to mergers, acquisitions and dispositions. For the fiscal years ended December 31, 2010 and 2009, fees for professional services billed by E&Y were $81,121 and $0, respectively.

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

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Annapolis, State of Maryland, on the   29th day of April, 2011.

PHARMATHENE, INC.

By:	/s/ Eric I. Richman
Eric I. Richman
President and Chief Executive Officer

INDEX TO EXHIBITS

No.	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).