Form 10-Q
period 2011-03-31
PHARMATHENE, INC
filed 2011-05-11
CIK 1326190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:    The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of May 4, 2011 was 46,360,091.

PHARMATHENE, INC.

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

PHARMATHENE, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited March 31,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$9,708,249	$11,785,327
Restricted cash	100,000	100,000
Accounts receivable, net	2,050,554	5,367,130
Other receivables (including unbilled receivables)	6,811,601	4,317,170
Prepaid expenses and other current assets	713,561	1,014,002
Assets held for sale	1,028,600	1,000,100
Total current assets	20,412,565	23,583,729

Property and equipment, net	1,060,671	1,178,416
Other long-term assets and deferred costs	53,385	88,447
Goodwill	2,348,453	2,348,453

Total assets	$23,875,074	$27,199,045

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,924,494	$3,128,203
Accrued expenses and other liabilities	2,777,818	3,035,284
Total current liabilities	6,702,312	6,163,487

Other long-term liabilities	462,862	461,858
Derivative instruments	5,874,530	8,362,995
Total liabilities	13,039,704	14,988,340

Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 46,322,026 and 46,238,244 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	4,632	4,624
Additional paid-in-capital	201,570,845	200,847,468
Accumulated other comprehensive income	1,227,434	1,250,497
Accumulated deficit	(191,967,541)	(189,891,884)
Total stockholders' equity	10,835,370	12,210,705
Total liabilities and stockholders' equity	$23,875,074	$27,199,045

See the accompanying notes to the unaudited consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2011	2010

Revenue	$6,337,722	$3,116,553

Operating expenses:
Research and development	5,820,374	4,952,393
General and administrative	4,939,654	5,325,422
Depreciation and amortization	117,629	245,258
Total operating expenses	10,877,657	10,523,073

Loss from operations	(4,539,935)	(7,406,520)
Other income (expense):
Interest income	3,154	3,483
Interest expense	(15,435)	(948,150)
Other income (expense)	(11,906)	139,422
Change in market value of derivative instruments	2,488,465	267,496

Total other income (expense)	2,464,278	(537,749)

Net loss	$(2,075,657)	$(7,944,269)

Basic and diluted net loss per share	$(0.04)	$(0.28)

Weighted average shares used in calculation of basic and diluted net loss per share	46,276,874	28,172,802

See the accompanying notes to the unaudited consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2011	2010

Operating activities
Net loss	$(2,075,657)	$(7,944,269)
Adjustments to reconcile net loss to net cash used in operating activities:

Change in market value of derivative instruments	(2,488,465)	(267,496)

Depreciation and amortization	117,629	245,258
Compensatory option expense	710,625	695,029
Non cash interest expense on debt	-	895,155
Changes in operating assets and liabilities:
Accounts receivable	3,325,087	(306,422)
Prepaid expenses and other current assets	(2,158,053)	1,093,149
Accounts payable	745,895	4,180,024
Accrued expenses and other liabilities	(264,335)	(2,972,554)
Net cash used in operating activities	(2,087,274)	(4,382,126)
Investing activities
Purchases of property and equipment	-	(279,488)
Proceeds from sales or maturities of short term investments	-	3,130,588
Net cash provided by investing activities	-	2,851,100
Financing activities
Change in restricted cash requirements	-	(100,000)
Net proceeds from issuance of common stock and warrants	12,760	(25,203)
Net cash provided by (used in) financing activities	12,760	(125,203)
Effects of exchange rates on cash	(2,564)	(282,219)
Decreases in cash and cash equivalents	(2,077,078)	(1,938,448)
Cash and cash equivalents, at beginning of period	11,785,327	2,673,567
Cash and cash equivalents, at end of period	$9,708,249	$735,119

Supplemental disclosure of cash flow information
Cash paid for interest	$15,435	$2,853
Cash paid for income taxes	$-	$-

See the accompanying notes to the unaudited consolidated financial statements.

PHARMATHENE, INC.
Notes to Unaudited Consolidated Financial Statements
March 31, 2011

Note 1 - Organization and Business

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

Historically, we have performed under government contracts and grants and raised funds from investors  to sustain our operations.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements include the accounts of PharmAthene, Inc. and its wholly-owned subsidiaries PharmAthene Canada, Inc. and PharmAthene UK Limited, collectively referred to herein as “PharmAthene”, “we”, “us”, “our” or the “Company”.  All significant intercompany transactions and balances have been eliminated in consolidation.  Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows.  The condensed consolidated balance sheet at December 31, 2010 has been derived from audited consolidated financial statements at that date.  The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year.  These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.  We currently operate in one business segment.

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

Comprehensive Loss

Comprehensive loss includes the total of our net loss and all other changes in equity other than transactions with owners, including (i) changes in equity for cumulative translation adjustments resulting from the consolidation of foreign subsidiaries whose financial statements are prepared using the local currency as the functional currency and (ii) unrealized gains and losses on short term available-for-sale investments.  Comprehensive loss for the three months ended March 31, 2011 and 2010 was approximately $2.1 million and $7.8 million, respectively.  Comprehensive loss was not significantly different from net loss for either of these periods.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost which approximates market value.  We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Significant Customers and Accounts Receivable

Our primary customers are the U.S. Department of Defense (the “DoD”), the National Institute of Allergy and Infectious Diseases (“NIAID”), the Biomedical Advanced Research and Development Authority (“BARDA”), and the National Institutes of Health (“NIH”).

As of March 31, 2011 and December 31, 2010, the Company’s trade receivable balances were comprised solely of receivables from these customers.  Unbilled accounts receivable totaling $6.5 million and $4.0 million as of March 31, 2011 and December 31, 2010, respectively, relate to the contracts with these same customers.

Revenue Recognition

We generate our revenue from two different types of contractual arrangements: cost-plus-fee contracts and cost reimbursable grants.  Costs consist primarily of actual internal labor charges and external sub-contractor costs incurred plus an allocation of applied fringe benefits, overhead and general and administrative expenses as defined in the contract.

Revenues on cost-plus-fee contracts are recognized in an amount equal to the costs incurred during the period plus an estimate of the applicable fee earned.  The estimate of the applicable fee earned is determined by reference to the contract:  if the contract defines the fee in terms of risk-based milestones and specifies the fees to be earned upon the completion of each milestone, then the fee is recognized when the related milestones are earned, as further described below.  Otherwise, pursuant to the terms of the contract, we estimate the fee earned in a given period by using a proportional performance method based on costs incurred during the period as compared to total estimated project costs and application of the resulting fraction to the total project fee specified in the contract.

Under the milestone method of revenue recognition, milestone payments, including milestone payments for fees, contained in research and development arrangements are recognized as revenue when: (i) the milestones are achieved; (ii) no further performance obligations with respect to the milestone exist; (iii) collection is reasonably assured; and (iv) substantive effort was necessary to achieve the milestone.  Milestones are considered “substantive” if all of the following conditions are met: (i) the milestone is nonrefundable; (ii) achievement of the milestone was not reasonably assured at the inception of the arrangement; (iii) substantive effort is involved to achieve the milestone; and, (iv) the amount of the milestone appears reasonable in relation to the effort expended with the other milestones in the arrangement and the related risk associated with achievement of the milestone. If a milestone is deemed not to be substantive, the Company recognizes the portion of the milestone payment as revenue that correlates to work already performed; the remaining portion of the milestone payment is deferred and recognized as revenue as the Company completes its performance obligations.

As revenue is recognized in accordance with the terms of the contracts, related amounts are recorded as unbilled accounts receivable, the primary component of “Unbilled and other receivables” in our condensed consolidated balance sheets.  As specific contract invoices are generated and sent to our customers, invoiced amounts are transferred out of unbilled accounts receivable and into billed accounts receivable.  Invoicing frequency and payment terms for cost-plus-fee contracts with our customers are defined within each contract, but are typically monthly invoicing with 30-60 day payment cycles.

We analyze each cost reimbursable grant to determine whether we should report such reimbursements as revenue or as an offset to our expenses incurred.  For the three months ended March 31, 2011 and 2010, we recorded approximately $0.3 million and $0.8 million, respectively, of costs reimbursed by the government as an offset to research and development expenses.

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

Employee share-based compensation expense recognized in the three months ended March 31, 2011 and 2010 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of approximately 12% for 2011 and approximately 17% for 2010, based on historical forfeitures.

Share-based compensation expense for the three months ended March 31, 2011 and 2010, was:

	Three months ended March 31,
	2011	2010

Research and development	$241,434	$183,427
General and administrative	469,191	511,602
Total share-based compensation expense	$710,625	$695,029

During the three months ended March 31, 2011, we granted 96,000 options to employees and made no restricted stock grants.  At March 31, 2011, we had total unrecognized share-based compensation expense related to unvested awards of approximately $4.6 million that we expect to recognize as expense over the next three years.

Basic and Diluted Net Loss Per Share

Basic loss per share is computed by dividing consolidated net loss by the weighted average number of shares of common stock outstanding during the year, excluding unvested restricted stock.

For periods of net income when the effects are not anti-dilutive, diluted earnings per share is computed by dividing our net income allocable to common shareholders by the weighted average number of shares outstanding and the impact of all dilutive potential shares of common stock, consisting  primarily of stock options and the shares of common stock underlying our convertible notes and warrants.  The dilutive impact of our dilutive potential shares of common stock resulting from stock options and warrants is determined by applying the treasury stock method.  The dilutive impact of our dilutive potential shares of common stock resulting from our convertible notes is determined by applying the “if converted” method.

For the periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential shares of common stock is anti-dilutive due to the net losses.  A total of 10.5 million and 16.5 million potential dilutive shares have been excluded in the calculation of diluted net loss per share in the three months ended March 31, 2011 and 2010, respectively, because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force,” or ASU 2009-13.  ASU 2009-13 amends existing accounting guidance for separating consideration in multiple-deliverable arrangements.  ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third party evidence if vendor-specific evidence is not available, or the estimated selling price if neither vendor-specific evidence nor third-party evidence is available.  ASU 2009-13 eliminates the residual method of allocation and requires that consideration be allocated at the inception of the arrangement to all deliverables using the “relative selling price method.”  The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price.  ASU 2009-13 requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. We adopted ASU 2009-13 on January 1, 2011.  The adoption of ASU 2009-13 did not have any material effect on our consolidated balance sheet as of March 31, 2011 and our consolidated statements of operations and cash flows for the three months ended March 31, 2011.  We are not able to reasonably estimate the effect of adopting these standards on future periods because the impact will vary based on the nature and volume of new or materially modified revenue arrangements in any given period.

In April 2010, the FASB issued Accounting Standards Update 2010-17, “Revenue Recognition—Milestone Method (Topic 605) Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force” or ASU 2010-17.  ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  For the milestone to be considered substantive, the considerations earned by achieving the milestone should meet all of the following criteria: (i) be commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone, (ii) relate solely to past performance, and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. An individual milestone may not be bifurcated and an arrangement may include more than one milestone.  Accordingly, an arrangement may contain both substantive and non-substantive milestones.  The Company adopted the provisions of ASU 2019-17 effective January 1, 2011 for milestones achieved on or after that date. We adopted ASU 2010-17 on January 1, 2011; since the Company’s existing policies are consistent with those contained in ASU 2010-17, the adoption of ASU 2010-17 did not have any material effect on our consolidated balance sheets, statements of operations and statements of cash flows for any historical periods or as of or for the quarter ended March 31, 2011.  We believe that the effect of adopting these standards on future periods will not be material.

Note 3 – Contemplated Exit Activities

In the fourth quarter 2010, we closed our production facility in Canada in conjunction with the completion of the Protexia® contract.  In the fourth quarter of 2010, we recorded an accrual for these exit activities, of which $0.3 million remained in accrued expense at March 31, 2011.

Assets held for sale increased in value by $28,500 from December 31, 2010 due to the change in exchange rate between the Canadian and US dollar.  It is anticipated that these assets will be sold within twelve months.

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

We have segregated our financial assets and liabilities that are measured at fair value into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.  We have no non-financial assets and liabilities that are measured at fair value.  As of March 31, 2011 and 2010 we had Level 3 derivative liabilities of approximately $5.9 million and $0.6 million, respectively.

The following table sets forth a summary of changes in the fair value of our Level 3 liabilities for the three months ended March 31, 2011:

Description	Balance as of December 31, 2010	Unrealized (Gains)	Balance as of March 31, 2011

Derivative liabilities related to warrants	$8,362,995	$(2,488,465)	$5,874,530

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2010:

Description	Balance at December 31, 2009	Realized (Gains)	Balance as of March 31, 2010

Derivative liabilities related to warrants	$835,299	$(267,496)	$567,803

The gains on the derivative instruments are classified in other expenses as the change in derivative instruments in our consolidated statements of operations.  The fair value of our warrants and conversion option is determined based on the Black-Scholes option pricing model.  Use of the Black-Scholes option-pricing model requires the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends.

Warrants Classified as Derivative Liabilities

Derivative liabilities are comprised of 2,528,568 warrants issued from March 2009 through July 2010, accounted for as a liability recorded at fair value at each balance sheet date.

Warrants Classified as Equity

In connection with the July 2009 private placement, we issued warrants to purchase an aggregate of 2,572,775 shares of the Company’s common stock at an exercise price of $2.50 per share. The warrants will expire on January 28, 2015.  Also outstanding are warrants to purchase an aggregate of 100,778 shares of common stock, which will expire on March 30, 2017.

Note 5 - Commitments and Contingencies

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

We are seeking alternatively a judgment requiring SIGA to enter into an exclusive license agreement with the Company for ST-246 in accordance with the terms of the term sheet attached to the merger agreement or monetary damages.  SIGA filed a counterclaim against the Company alleging that we breached our duty to engage in good-faith negotiations by, among other things, presenting SIGA with a bad-faith initial proposal for a license agreement that did not contain all necessary terms, demanding SIGA prepare a complete draft of a partnership agreement and then unreasonably rejecting that agreement, and unreasonably refusing to consider economic terms that differed from those set forth in the license agreement term sheet attached to the Merger Agreement.  SIGA is seeking recovery of its reliance damages from this alleged breach. An accrual for a loss contingency has not been made because the related amount would be immaterial and the likelihood of SIGA’s success on this counterclaim is not probable.

Discovery in the case closed in February 2010.  Trial on all counts in PharmAthene’s complaint commenced on January 3, 2011 and was completed on January 21, 2011.  Closing arguments were held in  April 2011.

Government Contracting

Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency.  In our opinion, adjustments that may result from audits are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

Registration Rights Agreements

We entered into a Registration Rights Agreement with the investors who participated in the July 2009 private placement of convertible notes and related warrants.  We subsequently filed a registration statement to register a portion of the shares underlying the convertible notes, which registration statement was declared effective in the fourth quarter 2009.   We are obligated to maintain the registration statement effective until the date when all shares underlying the convertible notes and related warrants (and any other securities issued or issuable with respect to or in exchange for such shares) have been sold.  The registration rights agreement contains certain penalties if we fail to meet our obligations thereunder, which consist of a one-time payment of up to $0.2 million if sales of securities required to be included on the registration statement cannot be made pursuant to the registration statement as well as payments of up to $0.2 million per month until we meet our obligations.

We also have various  registration rights agreements with investors that we executed in connection with other financings, under which we have obligations to keep the corresponding registration statements effective until the registrable securities (as defined in each such agreement) have been sold, and under which we may have separate obligations to file registration statements in the future on either a demand or “piggy-back” basis or both.

Note 6 - Stockholders’ Equity

Long-Term Incentive Plan

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

At that time, we reserved 3,500,000 shares of common stock in connection with awards to be granted under the 2007 Plan, including those awards that had originally been made under a prior plan.  In 2008, the Company’s shareholders approved amendments to the 2007 Plan, increasing the maximum number of shares authorized for issuance under the plan to 4,600,000 and adding an evergreen provision pursuant to which the number of shares authorized for issuance under the plan will increase automatically in each year, beginning in 2009 and continuing through 2015, according to certain limits set forth in the 2007 Plan.  The Board of Directors in conjunction with management determines who receives awards, the vesting conditions, and the exercise price.  Options may have a maximum term of ten years.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  This information may involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  These risks, uncertainties and other factors include, but are not limited to, risk associated with the reliability of the results of the studies relating to human safety and possible adverse effects resulting from the administration of the Company’s product candidates, unexpected funding delays and/or reductions or elimination of U.S. government funding for one or more of the Company’s development programs, the award of government contracts to our competitors, unforeseen safety issues, challenges related to the development, technology transfer, scale-up, and/or process validation of manufacturing processes for our product candidates, unexpected determinations that these product candidates prove not to be effective and/or capable of being marketed as products, challenges related to the implementation of our NYSE Amex compliance plan, as well as risks detailed from time to time in PharmAthene’s Forms 10-K and 10-Q under the caption “Risk Factors” and in its other reports filed with the U.S. Securities and Exchange Commission (the “SEC”).  Forward-looking statements describe management’s current expectations regarding our future plans, strategies and objectives and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,”  “project,” “potential” or “plan” or the negative of these words or other variations on these words or comparable terminology.  Such statements include, but are not limited to, statements about potential future government contract or grant awards, potential payments under government contracts or grants, potential regulatory approvals, future product advancements, anticipated financial or operational results and expected benefits from our acquisition of Avecia Biologics Limited’s biodefense vaccines business.  Forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in the forward-looking statements will come to pass.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements which present our results of operations for the three months ended March 31, 2011 and 2010 as well as our financial positions at March 31, 2011 and December 31, 2010, contained elsewhere in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 31, 2011, including the consolidated financial statements contained therein.

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

Recent Events

The trial related to the breach of contract action against SIGA Technologies in the Delaware Court of Chancery, concluded January 21, 2011.  Post trial briefs were filed and subsequent oral argument in front of the court was held in April 2011.

We completed dosing in a U.S. Phase I clinical trial of our fully human anti-toxin monoclonal antibody, Valortim®, being developed for the prevention and treatment of inhalational anthrax.  The randomized, placebo-controlled, double-blind Phase I clinical trial was designed to evaluate single escalating doses of 1, 5, or 10 mg/kg of Valortim®  (or placebo) administered intravenously over a 120 minute infusion period.  A total of 28 participants, all healthy male and female volunteers between the ages of 18 and 60 years, were enrolled in the study and no product related severe or serious adverse reactions were observed. We anticipate that safety follow-up will be completed in the third quarter of 2011 with final unblinded results available later in the year.

We adopted several new revenue recognition guidelines in the first quarter of 2011, including those contained in ASU 2009-13 and ASU 2010-17 related to multiple element arrangements and the milestone method of revenue recognition.  The impact of adopting these new guidelines did not have a material impact on our financial results for the quarter.

Results of Operations

Revenue

We recognized revenue of $6.3 million and $3.1 million during the three months ended March 31, 2011 and 2010, respectively.

Our revenue was derived primarily from contracts with the U.S. government for the development of SparVax™ and Valortim®.  Our revenue in the three months ended March 31, 2011 changed from the comparable period of 2010 primarily due to the following:

•
Under our contract for the development of SparVax™, we recognized approximately $5.4 million and $2.1 million of revenue for the three months ended March 31, 2011 and 2010, respectively.  The increase in revenue for the Company's SparVax™ program is attributable to additional work completed during the quarter in relation to the Company's manufacturing platform for SparVax™ and the establishment of analytical and stability-indicating assays for characterization of the product, including the receipt of $1.3 million in connection with the achievement of related milestones.

•
Under the September 2007 contract for the advanced development of Valortim®, we recognized $0.8 million of revenue for each of the three months ended March 31, 2011 and 2010, respectively.  Revenue in 2011 reflects both clinical and non clinical work following the release of the FDA partial clinical hold in December 2010.  Final patient dosing in clinical trial was completed in April 2011.  Revenue in 2010 was largely attributable to reimbursement of costs related to non-clinical studies, including work in connection with the investigation related to the partial clinical hold and certain manufacturing-related activities.

Research and Development Expenses

Our research and development expenses were $5.8 million and $5.0 million for the three months ended March 31, 2011 and 2010, respectively.  These expenses resulted from research and development activities in both periods related to our Valortim® and SparVax™ programs as well as from activities related to Protexia®.  Direct expenses included salaries and other costs of personnel, raw materials and supplies, and an allocation of indirect expenses.  We also incurred third-party costs, such as contract research, consulting and clinical development costs for individual projects.  Research and development expenses for the three months ended March 31, 2011 and 2010 were net of cost reimbursements under certain of our government grants of $0.3 million and $0.8 million, respectively.

Research and development expenses for the three months ended March 31, 2011 and 2010 were attributable to research programs as follows:

	Three Months ended March 31,
($ in millions)	2011	2010
Anthrax therapeutic and vaccines	$4.9	4.0
Chemical nerve agent protectants	0.4	1.0
Internal research and development	0.5	0.0
Total research and development expenses	$5.8	$5.0

Research and development expenses in 2011 increased $0.8 million from the prior year period, primarily due to increased activity on our SparVax™ program and the completion of patient dosing in the Phase I Valortim® dose escalation clinical trial.  This was partially offset by the decrease in development expenses related to the clinical nerve agent protectants program as a result of the December 31, 2010 Protexia® program completion.

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

Expenses associated with general and administrative functions were $4.9 million for the three months ended March 31, 2011 and $5.3 million for the three months ended March 31, 2010.  The decrease was a result of a cost reduction program implemented during 2010 and a reduction in bad debt expense (with 2010 amounts including a bad debt expense established with regard to the wind-down of the third-generation anthrax vaccine program), partially offset by an increase in legal costs associated with the trial.

Depreciation and Intangible Amortization

Depreciation and amortization expenses were $0.1 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively.  These expenses are lower in 2011 primarily as a result of the impairment charge taken in December 2010 with the closing of our Canadian operations.

Other Income (Expense)

Other income (expense) primarily consists of income on our investments, interest expense on our debt and other financial obligations, changes in market value of our derivative financial instruments, and foreign currency transaction gains or losses.

We incurred interest expense of approximately $15,000 and $948,000 for the three months ended March 31, 2011 and 2010, respectively.  Interest expense for 2010 relates primarily to interest on our then-outstanding convertible notes, including the amortization of the debt discount arising from the allocation of fair value to the warrants issued in connection with such notes.

The change in the fair value of our derivative instruments was a decrease (gain) of $2.5 million for the three months ended March 31, 2011 compared to decrease (gain) of $0.3 million for the three months ended March 31, 2010.  The fair value of these derivative instruments is estimated using the Black-Scholes option pricing model.  The decrease in fair value realized as of March 31, 2011 was primarily the result of the decrease in stock price from $4.23 per share on December 31, 2010 to $3.19 per share on March 31, 2011.

Liquidity and Capital Resources

Overview

Our primary cash requirements through the end of 2011 are to fund our operations (including our research and development programs) and support our general and administrative activities.  Our future capital requirements will depend on many factors, including, but not limited to, the progress of our research and development programs; the progress of pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approval; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; changes in our existing research relationships; competing technological and marketing developments; our ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others; and any future change in our business strategy.  These cash requirements could change materially as a result of shifts in our business and strategy.

Since our inception, we have not generated positive cash flows from operations.  To bridge the gap between payments made to us under our government contracts and grants and our operating and capital needs, we have had to rely on a variety of financing sources, including the issuance of equity securities and convertible notes, proceeds from loans and other borrowings, and the trust funds obtained in the August 2007 merger.  For the foreseeable future, we will continue to need these types of financing vehicles and potentially others to help fund our future operating and capital requirements.  At March 31, 2011, accounts receivables, net and other receivables (including unbilled receivables) totaled approximately $8.9 million.

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

If the court awards specific performance in our case against SIGA, which is one of a number of possible outcomes, and orders SIGA to enter into an exclusive license agreement with us for ST-246 on the terms set forth in the license agreement term sheet, we would be obligated to fulfill our obligations under that license.  Depending on the timing and details of a ruling, this could include making up-front and milestone payments of between $6 million and $11 million upon an award of specific performance and potentially subsequent payments of future milestones along with royalty payments on product sales, as described in the license agreement term sheet.  As a result, depending on timing and outcome, we might need to raise additional funds to satisfy these financial obligations. There can be no assurance that the Company will prevail in its lawsuit against SIGA, or that even if the court rules in the Company's favor, the court will award monetary damages or other remedies adequate to fully compensate the Company for its losses.

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

Sources and Uses of Cash

Cash, cash equivalents and short-term available-for-sale investments were $9.8 million and $11.9 million at March 31, 2011 and December 31, 2010, respectively.  The $2.1 million decrease at March 31, 2011 was primarily attributable to the net impact of cash used to fund operations and the timing of collections on our accounts receivable.   In April, July and November 2010, we completed various public offerings of common stock and warrants.  In November and December 2010, our outstanding 10% convertible notes were converted into shares of common stock (with one note being redeemed for cash).

As part of the wind down of activities related to the expiration of our September 2006 development contract with the DoD for Protexia®, management has reclassified certain related assets, including our production facility in Canada to “assets held for sale” with an anticipated disposal within the next twelve months.

Operating Activities

Net cash used in operating activities was $2.1 million and $4.4 million for the three months ended March 31, 2011 and 2010, respectively.  Net cash used in operations during the three months ended March 31, 2011 reflects our net loss of $2.1 million, adjusted for the change in market value of derivative instruments of $2.5 million and prepaid expenses and other current assets of $2.2 million.  These were partially offset by a decrease in accounts receivable of $3.3 million and an increase in accounts payable and accrued expenses and other liabilities of $0.5 million and stock-based compensation expenses.   The change in market value of the derivative instruments primarily relates to the change in PharmAthene’s stock price from $4.23 per share at December 31, 2010 to $3.19 per share at March 31, 2011.

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

Investing Activities

Net cash provided by investing activities was $0.0 million for the three months ended March 31, 2011, compared to $2.9 million provided by investing activities for the three months ended March 31, 2010.  Investing activities for the 2010 period related primarily to liquidating investments to meet working capital requirements.

Financing Activities

Net cash provided by financing activities was $0.0 million for the three months ended March 31, 2011 as compared to $0.1 million used in financing activities for the three months ended March 31, 2010.

Net cash used in financing activities for the three months ended March 31, 2010 consisted of the issuance of a $100,000 letter of credit in favor of American Express.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following are contractual commitments at March 31, 2011 primarily associated with leases and research and development arrangements:

Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years

Operating facility leases	$4,990,522	607,651	1,560,528	1,619,238	1,203,105
Research and development agreements	11,577,643	11,302,534	275,109	-	-

Total contractual obligations	$16,568,165	11,910,185	1,835,637	1,619,238	1,203,105

(1)           This table does not include any royalty payments relating to future sales of products subject to license agreements the Company has entered into in relation to its in-licensed technology, as the timing and likelihood of such payments are not known.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, receivables and payables. We maintain our cash and cash equivalents with financial institutions with high credit ratings and at times maintain the balance of our deposits in excess of federally insured (FDIC) limits. Accounts receivable are due primarily from agencies of the U.S. Government. Accounts payable are owed to both domestic and international vendors.

Item 4.  Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In December 2006, we filed a complaint against Siga Technologies, Inc. (“SIGA”) in the Delaware Chancery Court.  The complaint alleges, among other things, that we have the right to license exclusively development and marketing rights for SIGA’s drug candidate, ST-246, pursuant to a merger agreement between the parties that was terminated in October 2006.  The complaint also alleges that SIGA failed to negotiate in good faith the terms of such a license pursuant to the terminated merger agreement.

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

Discovery in the case closed in February 2010. Trial on all counts in PharmAthene’s complaint commenced on January 3, 2011 and was completed on January 21, 2011.  Closing arguments were held in April 2011.

Item 1A.  Risk Factors

Investing in our securities involves risks.  In addition to the other information in this quarterly report on Form 10-Q, stockholders and potential investors should carefully consider the risks and uncertainties discussed in the section "Item 1A.  Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2010.  If any of the risks and uncertainties set forth in our 2010 annual report on Form 10-K actually materialize, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment. The risks and uncertainties described in our 2010 annual report on Form 10-K are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth acquisitions of our common stock by the Company and its affiliated purchasers during the quarter ended March 31, 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

January 1, 2011 - January 31, 2011	8,381	$3.42	-	-

February 1, 2011 - February 28, 2011	-	-	-	-

March 1, 2011 - Mach 31, 2011	10,500	3.40	-	-

Total	18,881	$3.41	-	-

(1) Includes 18,881 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted stock.

(2) Average price paid per share reflects the closing price of PharmAthene’s common stock on the trading day on which the shares were surrendered by the employee stockholders to satisfy individual tax withholding obligations.

Item 6.  Exhibits.

No.	Description
10.30.6	Form of Executive Restricted Stock Award Agreement++
10.30.7	Form of Executive Stock Option Agreement++
10.30.8	Form of Director Stock Option Agreement++
31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

++ Management or Compensatory Contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMATHENE, INC.

Dated: May 11, 2011	By:	/s/ Eric I. Richman
Eric I Richman
President and Chief Executive Officer

Dated: May 11, 2011	By:	/s/ Charles A. Reinhart III
Charles A. Reinhart III
Chief Financial Officer