Form 10-Q
period 2011-06-30
PHARMATHENE, INC
filed 2011-08-11
CIK 1326190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:    The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of August 4, 2011 was 48,232,101.

PHARMATHENE, INC.

TABLE OF CONTENTS

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	18

Item 4. Controls and Procedures	18

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 6. Exhibits	20

Certifications

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

PHARMATHENE, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited June 30,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$14,160,598	$11,785,327
Restricted cash	100,000	100,000
Accounts receivable, net	4,378,669	5,367,130
Other receivables (including unbilled receivables)	2,975,085	4,317,170
Prepaid expenses and other current assets	301,639	1,014,002
Assets held for sale	1,023,751	1,000,100
Total current assets	22,939,742	23,583,729

Property and equipment, net	974,345	1,178,416
Other long-term assets and deferred costs	53,384	88,447
Goodwill	2,348,453	2,348,453

Total assets	$26,315,924	$27,199,045

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,482,834	$3,128,203
Accrued expenses and other liabilities	3,446,640	3,035,284
Total current liabilities	5,929,474	6,163,487

Other long-term liabilities	458,477	461,858
Derivative instruments	5,854,949	8,362,995
Total liabilities	12,242,900	14,988,340

Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 48,194,036 and 46,238,244 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	4,819	4,624
Additional paid-in-capital	207,232,154	200,847,468
Accumulated other comprehensive income	1,241,205	1,250,497
Accumulated deficit	(194,405,154)	(189,891,884)
Total stockholders' equity	14,073,024	12,210,705
Total liabilities and stockholders' equity	$26,315,924	$27,199,045

See the accompanying notes to the unaudited consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Contract revenue	$6,428,840	$4,779,591	$12,766,562	$7,896,144

Operating expenses:
Research and development	5,984,098	5,940,360	11,804,472	10,892,753
General and administrative	3,409,372	4,121,822	8,349,026	9,447,244
Depreciation and amortization	116,690	254,440	234,319	499,698
Total operating expenses	9,510,160	10,316,622	20,387,817	20,839,695

Loss from operations	(3,081,320)	(5,537,031)	(7,621,255)	(12,943,551)
Other income (expenses):
Interest income	3,381	2,582	6,535	6,065
Interest expense	(15,173)	(921,465)	(30,608)	(1,869,615)

Other income (expense)	(32,722)	29,752	(44,628)	169,174
Change in market value of derivative instruments	688,221	33,470	3,176,686	300,966
Total other income (expenses)	643,707	(855,661)	3,107,985	(1,393,410)

Net loss	$(2,437,613)	$(6,392,692)	$(4,513,270)	$(14,336,961)

Basic and diluted net loss per share	$(.05)	$(.22)	$(.10)	$(.50)

WWeighted average shares used in calculation of basic and diluted net loss per share	46,631,396	29,619,193	46,454,968	28,900,882

See the accompanying notes to the unaudited consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2011	2010

Operating activities
Net loss	$(4,513,270)	$(14,336,961)
Adjustments to reconcile net loss to net cash used in operating activities:

Change in market value of derivative instruments	(3,176,686)	(300,966)
Bad debt (recovery) expense	(400,695)	1,609,826
Depreciation and amortization	234,319	499,698
Compensatory option expense	1,255,325	1,400,358
Non cash interest expense on debt	-	1,809,697
Changes in operating assets and liabilities:
Accounts receivable	995,440	(1,373,080)
Prepaid expenses and other current assets	2,490,833	4,706,030
Accounts payable	(674,723)	6,629,583
Accrued expenses and other liabilities	404,230	(7,229,659)
Net cash used in operating activities	(3,385,227)	(6,585,474)

Investing activities
Purchases of property and equipment	(30,364)	(335,414)
Proceeds from sales or maturities of short term investments	-	3,130,588
Net cash provided by investing activities	(30,364)	2,795,174

Financing activities
Change in restricted cash requirements	-	(100,000)
Net proceeds from issuance of common stock and warrants	5,798,196	2,209,902
Net cash provided by financing activities	5,798,196	2,109,902
Effects of exchange rates on cash	(7,334)	(311,168)
Increase (decrease) in cash and cash equivalents	2,375,271	(1,991,566)
Cash and cash equivalents, at beginning of period	11,785,327	2,673,567
Cash and cash equivalents, at end of period	$14,160,598	$682,001

Supplemental disclosure of cash flow information
Cash paid for interest	$30,608	$9,776
Cash paid for income taxes	$-	$-

See the accompanying notes to the unaudited consolidated financial statements.

PHARMATHENE, INC.
Notes to Unaudited Consolidated Financial Statements
June 30, 2011

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements include the accounts of PharmAthene, Inc. and its wholly-owned subsidiaries PharmAthene Canada, Inc. and PharmAthene UK Limited, collectively referred to herein as “PharmAthene”, “we”, “us”, “our” or the “Company”.  All intercompany transactions and balances have been eliminated in consolidation.  Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows.  The consolidated balance sheet at December 31, 2010 has been derived from audited consolidated financial statements at that date.  The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year.  These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.  We currently operate in one business segment.

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

Comprehensive Loss

Comprehensive loss includes the total of our net loss and all other changes in equity other than transactions with owners, including (i) changes in equity for cumulative translation adjustments resulting from the consolidation of foreign subsidiaries whose financial statements are prepared using the local currency as the functional currency and (ii) unrealized gains and losses on short term available-for-sale investments.  Comprehensive loss for the three months ended June 30, 2011 and 2010 was approximately $2.4 million and $6.7 million respectively.  Comprehensive loss for the six months ended June 30, 2011 and 2010 was approximately $4.5 million and $14.5 million, respectively.  Comprehensive loss was not significantly different from net loss for either of these periods.

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

As of June 30, 2011 and December 31, 2010, the Company’s trade receivable balances were comprised solely of receivables from these customers.  Unbilled accounts receivable totaling $2.9 million and $4.0 million as of June 30, 2011 and December 31, 2010, respectively, relate to the contracts with these same customers.

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

We analyze each cost reimbursable grant to determine whether we should report such reimbursements as revenue or as an offset to our expenses incurred.  For the three months ended June 30, 2011 and 2010, we recorded approximately $0.1 million and $0.9 million, respectively, of costs reimbursed by the government as an offset to research and development expenses.  For the six months ended June 30, 2011 and 2010, we recorded approximately $0.4 million and $1.7 million, respectively, of costs reimbursed by the government as an offset to research and development expenses.

Share-Based Compensation

We expense the estimated fair value of share-based awards granted under our stock compensation plans.  The fair value of restricted stock grants is determined based on the closing price of our common stock on the award date and is recognized ratably as expense over the requisite service period.  Share-based compensation cost for stock options is determined at the grant date using an option pricing model.  We have estimated the fair value of each award using the Black-Scholes option pricing model.  The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price.  The value of the award that is ultimately expected to vest is recognized as expense on a straight line basis over the requisite service period.

Share-based compensation expense recognized in the three months ended June 30, 2011 and 2010 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of approximately 12% for 2011 and 2010, based on historical forfeitures.

 Share-based compensation expense for the three months ended June 30, 2011 and 2010, was:

	Three months ended June 30,
	2011	2010

Research and development	$216,997	$340,394
General and administrative	327,703	364,935
Total share-based compensation expense	$544,700	$705,329

During the three months ended June 30, 2011, we granted 208,000 options to employees, nonemployee directors and consultants and made no restricted stock grants.

Share-based compensation expense recognized in the six months ended June 30, 2011 and 2010 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of approximately 12% for 2011 and 2010, based on historical forfeitures.

Share-based compensation expense for the six months ended June 30, 2011 and 2010, was:

	Six months ended June 30,
	2011	2010

Research and development	$458,431	$523,821
General and administrative	796,894	876,537
Total share-based compensation expense	$1,255,325	$1,400,358

During the six months ended June 30, 2011, we granted 304,000 options to employees, nonemployee directors and consultants and made no restricted stock grants.  At June 30, 2011, we had total unrecognized share-based compensation expense related to unvested awards of approximately $4.3 million that we expect to recognize as expense over the next four years.

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

For the periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential shares of common stock is anti-dilutive due to the net losses.  A total of 11 million and 18 million potential dilutive shares have been excluded in the calculation of diluted net loss per share in the six months ended June 30, 2011 and 2010, respectively, because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update  (ASU) 2009-13, “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force,” or ASU 2009-13.  ASU 2009-13 amends existing accounting guidance for separating consideration in multiple-deliverable arrangements.  ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third party evidence if vendor-specific evidence is not available, or the estimated selling price if neither vendor-specific evidence nor third-party evidence is available.  ASU 2009-13 eliminates the residual method of allocation and requires that consideration be allocated at the inception of the arrangement to all deliverables using the “relative selling price method.”  The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price.  ASU 2009-13 requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. We adopted ASU 2009-13 on January 1, 2011.  The adoption of ASU 2009-13 did not have any material effect on our consolidated balance sheet as of June 30, 2011 and our consolidated statements of operations and cash flows for the six months ended June 30, 2011.  We are not able to reasonably estimate the effect of adopting these standards on future periods because the impact will vary based on the nature and volume of new or materially modified revenue arrangements in any given period.

In April 2010, the FASB issued Accounting Standards Update 2010-17, “Revenue Recognition—Milestone Method (Topic 605) Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force” or ASU 2010-17.  ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  For the milestone to be considered substantive, the considerations earned by achieving the milestone should meet all of the following criteria: (i) be commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone, (ii) relate solely to past performance, and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. An individual milestone may not be bifurcated and an arrangement may include more than one milestone.  Accordingly, an arrangement may contain both substantive and non-substantive milestones.  The Company adopted the provisions of ASU 2019-17 effective January 1, 2011 for milestones achieved on or after that date. We adopted ASU 2010-17 on January 1, 2011; since the Company’s existing policies are consistent with those contained in ASU 2010-17, the adoption of ASU 2010-17 did not have any material effect on our consolidated balance sheets, statements of operations and statements of cash flows for any historical periods or as of or for the six months ended June 30, 2011.  We believe that the effect of adopting these standards on future periods will not be material.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05).  This guidance is intended to increase the prominence of other comprehensive income in financial statements by presenting it in either a single statement or two-statement approach.  This ASU is effective for the Company beginning January 1, 2012.  The adoption of ASU 2011-05 will not have a material effect on the Company's consolidated results of operations, financial position, or liquidity.

Note 3 – Exit Activities

In the fourth quarter 2010, we closed our production facility in Canada in conjunction with the completion of the Protexia® contract, and  recorded an accrual for these exit activities, of which $0.1 million remained in accrued expense at June 30, 2011.

Assets held for sale increased in value by $23,651 from December 31, 2010 due to the change in exchange rate between the Canadian and US dollar.  It is anticipated that these assets will be sold within twelve months.

Note 4 - Fair Value Measurements

The accounting literature defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  Assets and liabilities that are measured at fair value are reported using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.  This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs.  The three levels of inputs used to measure fair value are as follows:

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level input that is significant to the fair value measurement.  At each reporting period, we perform a detailed analysis of our assets and liabilities that are measured at fair value.  All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

We have segregated our financial assets and liabilities that are measured at fair value into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.  We have no non-financial assets and liabilities that are measured at fair value.  As of June 30, 2011 and 2010 we had Level 3 derivative liabilities of approximately $5.9 million and $1.2 million, respectively.

The following table sets forth a summary of changes in the fair value of our Level 3 liabilities for the six months ended June 30, 2011:

	Balance as of			Balance as of
	December 31,	New Liabilities		June 30,
Description	2010	in 2011	Unrealized (Gains)	2011

Derivative liabilities related to warrants	$8,362,995	$668,640	$(3,176,686)	$5,854,949

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2010:

	Balance as of			Balance as of
	December 31,	New Liabilities		June 30,
Description	2009	in 2010	Unrealized (Gains)	2010

Derivative liabilities related to warrants	$835,299	$615,801	$(300,966)	$1,150,134

The gains on the derivative instruments are classified in other income (expense) as the change in market value of derivative instruments in our consolidated statements of operations.  The fair value of our warrants is determined based on the Black-Scholes option pricing model.  Use of the Black-Scholes option-pricing model requires the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends.

Warrants Classified as Derivative Liabilities

Derivative liabilities are comprised of 2,899,991 warrants to purchase common stock issued from March 2009 through June 2011, accounted for as a liability recorded at fair value at each balance sheet date.

Note 5 - Commitments and Contingencies

SIGA Litigation

In December 2006, we filed a complaint against Siga Technologies, Inc. (“SIGA”) in the Delaware Chancery Court.  The complaint alleges, among other things, that we have the right to license exclusively development and marketing rights for SIGA’s drug candidate, ST-246, pursuant to a merger agreement between the parties (the “Merger Agreement”) that was terminated in October 2006.  The complaint also alleges that SIGA failed to negotiate in good faith the terms of such a license pursuant to the terminated merger agreement.We are seeking alternatively a judgment requiring SIGA to enter into an exclusive license agreement with the Company for ST-246 in accordance with the terms of the term sheet attached to the merger agreement or monetary damages.  SIGA filed a counterclaim against the Company alleging that we breached our duty to engage in good-faith negotiations by, among other things, presenting SIGA with a bad-faith initial proposal for a license agreement that did not contain all necessary terms, demanding SIGA prepare a complete draft of a partnership agreement and then unreasonably rejecting that agreement, and unreasonably refusing to consider economic terms that differed from those set forth in the license agreement term sheet attached to the Merger Agreement.  SIGA is seeking recovery of its reliance damages from this alleged breach. An accrual for a loss contingency has not been made because the related amount would be immaterial and the likelihood of SIGA’s success on this counterclaim is not probable.

Discovery in the case closed in February 2010.  Trial on all counts in PharmAthene’s complaint commenced on January 3, 2011 and was completed on January 21, 2011.  Closing arguments were held in April 2011, and we are awaiting a decision from the court. The timing of the court’s decision and outcome of the case are uncertain. Since SIGA has denied that it breached the agreement at issue in the case and has asserted that the Company has no basis for any recovery, there can be no assurance that the Company will prevail in its lawsuit against SIGA, or that even if the court rules in the Company's favor, the associated monetary damages or other remedies will be significant or will be adequate to fully compensate the Company for its losses.

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

 Note 6 - Stockholders’ Equity

Financing Activities

In June 2011, PharmAthene entered into an agreement with certain accredited investors who purchased an aggregate of 1,857,143 shares of common stock for a purchase price of $3.50 per share inclusive of warrants to purchase up to an additional 371,423 shares of common stock. The warrants are exercisable immediately at an exercise price of $3.50 per share until the fifth anniversary of the date of issuance which is June 15, 2016. The Company received gross proceeds of approximately $6.5 million and net proceeds of approximately $5.8 million.

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

Warrants Classified as Equity

In connection with the July 2009 private placement, we issued warrants to purchase an aggregate of 2,572,775 shares of the Company’s common stock at an exercise price of $2.50 per share. The warrants will expire on January 28, 2015.  Also outstanding are warrants to purchase an aggregate of 100,778 shares of common stock at $3.97 per share, which will expire on March 30, 2017.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements which present our results of operations for the three and six months ended June 30, 2011 and 2010 as well as our financial positions at June 30, 2011 and December 31, 2010, contained elsewhere in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 31, 2011 and as amended April 30, 2011, including the consolidated financial statements contained therein.

Overview

We are a biodefense company engaged in the development and commercialization of medical countermeasures against biological and chemical weapons.  Our current lead product candidates are:

•	SparVax™, a second generation recombinant protective antigen (“rPA”) anthrax vaccine,

•	Valortim®, a fully human monoclonal antibody for the prevention and treatment of anthrax infection, and

•	rBChE (recombinant butyrylcholinesterase) countermeasures for nerve agent poisoning by organophosphorous compounds, including nerve gases and pesticides.

Recent Events

In June 2011 we announced that we had successfully completed technology transfer of our rPA anthrax vaccine manufacturing process for the bulk drug substance of our SparVax® vaccine candidate at the 100 liter scale to a US-based manufacturing facility at Diosynth RTP.  Activities to scale-up production to the final commercial 1,500 liter volume are underway and initial 1,500 liter engineering has been completed to date.  We anticipate initiating a 1,500 liter GMP run in September 2011.

That same month we completed a registered direct public offering of 1,857,143 shares of our common stock and 5-year warrants to purchase up to an additional 371,423 shares of common stock, resulting in net proceeds to us of approximately $5.8 million (after placement agent fees and other offering expenses). PharmAthene intends to use the net proceeds from the offering for general corporate purposes.

In July 2011 we announced that we have demonstrated 36 month stability of our rPA drug product candidate previously produced at Avecia Biologics Laboratories in the United Kingdom.

That same month we also announced that board member, Mitchel Sayare, Ph.D., was elected Chairman of our Board of Directors, after John Pappajohn stepped down from our Board.  Dr. Sayare has been a member of our Board of Directors since April 2010, and most recently served from 1985 until 2010 as Chairman and Chief Executive Officer of ImmunoGen, Inc., a publicly-traded biotechnology company engaged in the research and development of antibody-based cancer therapeutics.

Results of Operations

Revenue

We recognized revenue of $6.4 million and $4.8 million during the three months ended June 30, 2011 and 2010, respectively. We recognized revenue of $12.8 million and $7.9 million during the six months ended June 30, 2011 and 2010, respectively.

Our revenue was derived primarily from contracts with the U.S. government for the development of SparVax™ and Valortim®.  Our revenue in the three and six months ended June 30, 2011 changed from the comparable period of 2010 primarily due to the following:

•
Under our contract for the development of SparVax™, we recognized approximately $5.3 million and $2.1 million of revenue for the three months ended June 30, 2011 and 2010, respectively, and  $10.8 million and $4.1 million of revenue for the six months ended June 30, 2011 and 2010, respectively.  The increase in revenue for the Company's SparVax™ program during both periods is attributable to additional work in preparation of the scale up campaign to be executed following the successful technology transfer for SparVax™ to a new manufacturing site.  Additional activities related to the establishment of analytical and stability-indicating assays for characterization of the product, including the receipt of $0.9 million in connection with the achievement of key technical milestones under our  SparVax™ development contract for the three months ended June 30, 2011 and  $2.2 million for the six months ended June 30, 2011.

•
Under the September 2007 contract for the advanced development of Valortim®, we recognized approximately $1.1 million and $0.8 million of revenue for the three months ended June 30, 2011 and 2010, respectively, and $1.9 million and $1.6 million of revenue for the six months ended June 30, 2011 and 2010, respectively.  Revenue in 2011 reflects both clinical and non clinical work following the release of the FDA partial clinical hold in December 2010.  Final patient dosing in clinical trial was completed in April 2011.  Revenue in 2010 was largely attributable to reimbursement of costs related to non-clinical studies, including work in connection with the investigation related to the partial clinical hold and certain manufacturing-related activities.

•
Under the September 2006 contract for the advanced development of Protexia®, we recognized approximately $1.9 million of revenue for the three months ended June 30, 2010, and $1.8 million of revenue for the six months ended June 30, 2010, respectively.   No significant revenue has been recorded in 2011.  The decline in revenue is attributed to completion of major development activities for this program in past years.

Research and Development Expenses

Our research and development expenses were $6.0 million and $5.9 million for the three months ended June 30, 2011 and 2010, respectively, and $11.8 million and $10.9 million for the six months ended June 30, 2011 and 2010, respectively.  For both periods, these expenses resulted from research activities required for the development of the Valortim® and SparVax™ programs as well as to a much lesser extent from activities related to Protexia® in the first quarter 2011.  Direct expenses included salaries and other costs of personnel, raw materials and supplies, and an allocation of indirect expenses.  We also incurred third-party costs, such as contract research, consulting and clinical development costs for individual projects.  Research and development expenses for the three months ended June 30, 2011 and 2010 were net of cost reimbursements under certain of our government grants of $0.1 million and $0.9 million, respectively. Research and development expenses for the six months ended June 30, 2011 and 2010 were net of cost reimbursements under certain of our government grants of $0.4 million and $1.7 million, respectively.

Research and development expenses for the three and six months ended June 30, 2011 and 2010 were attributable to research programs as follows:

	Three Months ended June 30,
($ in millions)	2011	2010
Anthrax therapeutic and vaccines	$5.2	$3.9
Chemical nerve agent protectants	-	1.8
Internal research and development	0.8	0.2
Total research and development expenses	$6.0	$5.9

	Six Months ended June 30,
($ in millions)	2011	2010
Anthrax therapeutic and vaccines	$10.3	$7.2
Chemical nerve agent protectants	0.2	3.3
Internal research and development	1.3	0.4
Total research and development expenses	$11.8	$10.9

For the three and six months ended June 30, 2011, research and development expenses increased $0.1 million and $0.9 million, respectively, from the prior year periods.  These changes were primarily due to increased technical activity and the achievement of key technical milestones on our SparVax™ program and the completion of patient dosing in the Phase I Valortim® dose escalation clinical trial.  This was partially offset by the decrease in development expenses related to the clinical nerve agent protectants program as a result of the December 31, 2010 Protexia® program completion.

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

Expenses associated with general and administrative functions were $3.4 million and $4.1 million for the three months ended June 30, 2011 and 2010, respectively.  Expenses associated with general and administrative functions were $8.3 million and $9.4 million for the six months ended June 30, 2011 and  2010, respectively.

The decrease for both the three month and the six month period was a result of a  reduction in bad debt expense, partially offset by an increase in, professional fees, accrued bonus expense and other expenses. The bad debt expenses in 2010 consisted primarily of provisions recorded associated with an invoice to our US government customer for the Avecia work as well as the wind down of the third generation anthrax vaccine program.  In 2011, a previous reserve for VAT tax receivable was reduced upon payment of the majority of the outstanding receivable.

Depreciation and Intangible Amortization

Depreciation and amortization expenses were $0.1 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively. Depreciation and amortization expenses were $0.2 million and $0.5 million for the six months ended June 30, 2011 and 2010, respectively.  These expenses are lower in both 2011 periods primarily as a result of the impairment charge taken in December 2010 with the closing of our Canadian operations.

Other Income (Expense)

Other income (expense) primarily consists of income on our investments, interest expense on our debt and other financial obligations, changes in market value of our derivative financial instruments, and foreign currency transaction gains or losses.

We incurred interest expense of approximately $15,000 and $0.9 million for the three months ended June 30, 2011 and 2010, respectively.  We incurred interest expense of approximately $31,000 and $1.9 million  for the six months ended June 30, 2011 and 2010, respectively.  Interest expense for both periods in 2010 relates primarily to interest on our then-outstanding convertible notes, including the amortization of the debt discount arising from the allocation of fair value to the warrants issued in connection with such notes.

The change in the fair value of our derivative instruments was a decrease (gain) of approximately $688,000 for the three months ended June 30, 2011 compared to decrease (gain) of approximately $33,000 for the three months ended June 30, 2010.  The change in the fair value of our derivative instruments was a decrease (gain) of $3.2 million for the six months ended June 30, 2011 compared to decrease (gain) of approximately $301,000 for the six months ended June 30, 2010.  The fair value of these derivative instruments is estimated using the Black-Scholes option pricing model.  The decrease in fair value realized as of June 30, 2011 was primarily the result of the decrease in stock price from $4.23 per share on December 31, 2010 to $2.94 per share on June 30, 2011.

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

Since our inception, we have not generated positive cash flows from operations.  To bridge the gap between payments made to us under our government contracts and grants and our operating and capital needs, we have had to rely on a variety of financing sources, including the issuance of equity securities and convertible notes, proceeds from loans and other borrowings, and the trust funds obtained in the August 2007 merger.  For the foreseeable future, we will continue to need these types of financing vehicles and potentially others to help fund our future operating and capital requirements.  At June 30, 2011, accounts receivables, net and other receivables (including unbilled receivables) totaled approximately $7.4 million.

The renewed turmoil affecting the global financial system has resulted in extreme volatility in the capital markets and is threatening to once again tighten the credit markets.  As a result, there can be no assurance that future funding will be available to us on reasonably acceptable terms, or at all.  In addition, due  to the U.S. government’s continuing substantial efforts to stabilize the economy, the U.S. government may be forced or choose to reduce or delay spending in the biodefense field, which could decrease the likelihood of future government contract awards, the likelihood that the government will exercise its right to extend any of its existing contracts with us and/or the likelihood that the government would procure products from us.  Despite these pressures, for fiscal year 2011 BARDA’s budget is greater than in the previous year.  There can be no assurance, however, that BARDA will be funded at the same or a greater level in the future.

If the court awards specific performance in our case against SIGA, which is one of a number of possible outcomes, and orders SIGA to enter into an exclusive license agreement with us for ST-246 on the terms set forth in the license agreement term sheet, we would be obligated to fulfill our obligations under that license.  Depending on the timing and details of a ruling, this could include making up-front and milestone payments of between $6 million and $11 million upon an award of specific performance and potentially subsequent payments of future milestones along with royalty payments on product sales, as described in the license agreement term sheet.  As a result, depending on timing and outcome, we might need to raise additional funds to satisfy these financial obligations. In addition, the risks affecting our business and the limitations on government spending could have an adverse effect on any efforts to develop any of these products.

Since SIGA has denied that it breached the agreement at issue in the case and has asserted that we have no basis for any recovery, there can be no assurance that we will prevail in our lawsuit against SIGA, or that even if the court rules in our favor, the associated monetary damages or other remedies will be significant or will be adequate to fully compensate us for our losses.

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

Sources and Uses of Cash

Cash, cash equivalents and short-term available-for-sale investments were $14.3 million and $11.9 million at June 30, 2011 and December 31, 2010, respectively.  The $2.4 million increase at June 30, 2011 was primarily due to a combination of a loss from operations of $7.6 million offset by a registered direct public offering of common stock and warrants consummated in June 2011 with net proceeds of $5.8 million as well as a net reduction in receivables, prepaid expenses and other current assets and noncash expense.   In April, July and November 2010, we completed various public offerings of common stock and warrants.  In November and December 2010, our outstanding 10% convertible notes were converted into shares of common stock (with one note being redeemed for cash).

As part of the wind down of activities related to the expiration of our September 2006 development contract with the DoD for Protexia®, management reclassified certain related assets, including our production facility in Canada, to “assets held for sale” with an anticipated disposal within the next twelve months.

Operating Activities

Net cash used in operating activities was $3.4 million and $6.6 million for the six months ended June 30, 2011 and 2010, respectively.  Net cash used in operations during the six months ended June 30, 2011 reflects our net loss of $4.5 million, adjusted for the change in market value of derivative instruments of $3.2 million and recovery of bad debt expenses of $0.4 million.  These were offset by non-cash stock option expense of $1.3 million, decrease in accounts receivable of $1.0 million, decrease in prepaid expenses and other current assets of $2.5 million and minor decreases in current liabilities.  The change in market value of the derivative instruments primarily relates to the change in PharmAthene’s stock price from $4.23 per share at December 30, 2010 to $2.94 per share at June 30, 2011.

Net cash used in operations during the six months ended June 30, 2010 primarily reflects the $14.3 million net loss offset by $5 million in non cash expenses, a $3.3 million decrease in assets and a decrease in current  liabilities of $0.6 million.

Investing Activities

Net cash provided by investing activities was $2.8 million for the six months ended June 30, 2010 as compared to the use of approximately $30,000 for the six months ended June 30, 2011.  Investing activities for the 2010 period related primarily to liquidating investments to meet working capital requirements.   There were no additional investing activities in 2011.

Financing Activities

Net cash provided by financing activities was $5.8 million for the six months ended June 30, 2011 as compared to $2.1 million provided by financing activities for the six months ended June 30, 2010.

In June 2011, PharmAthene entered into an agreement with certain accredited investors who purchased an aggregate of 1,857,143 shares of common stock for a purchase price of $3.50 per share inclusive of warrants to purchase up to an additional 371,423 shares of common stock. The warrants are exercisable immediately at an exercise price of $3.50 share until the fifth anniversary of the date of issuance which is June 15, 2016. We received gross proceeds of approximately $6.5 million and net proceeds of approximately $5.8 million in connection with this transaction.

In April 2010, we completed a public sale of 1,666,668 shares of common stock at $1.50 per share and warrants to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $1.89 per share, generating gross proceeds of approximately $2.5 million and net proceeds of $2.2 million. The warrants became exercisable on October 13, 2010 and expire on October 13, 2015.

Net cash used in financing activities for the six months ended June 30, 2010 included the issuance of a $100,000 letter of credit in favor of American Express.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following are contractual commitments at June 30, 2011 primarily associated with leases and research and development arrangements:
Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years

Operating facility leases	$4,786,028	785,840	1,571,779	1,643,204	785,205
Research and development agreements	8,699,213	7,581,092	1,118,121	-	-

Total contractual obligations	$13,485,241	8,366,932	2,689,900	1,643,204	785,205

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are seeking alternatively a judgment requiring SIGA to enter into an exclusive license agreement with the Company for ST-246 in accordance with the terms of the term sheet attached to the merger agreement or monetary damages.  SIGA filed a counterclaim against the Company alleging that we breached our duty to engage in good-faith negotiations by, among other things, presenting SIGA with a bad-faith initial proposal for a license agreement that did not contain all necessary terms, demanding SIGA prepare a complete draft of a partnership agreement and then unreasonably rejecting that agreement, and unreasonably refusing to consider economic terms that differed from those set forth in the license agreement term sheet attached to the Merger Agreement.  SIGA is seeking recovery of its reliance damages from this alleged breach at trial. SIGA submitted evidence of such damages amounting to approximately $144,000.  SIGA has also denied that it breached the agreement and has asserted that we have no basis for any recovery.

Discovery in the case closed in February 2010. Trial on all counts in PharmAthene’s complaint commenced on January 3, 2011 and was completed on January 21, 2011.  Closing arguments were held in April 2011, and we are awaiting a decision from the court. The timing of the court’s decision and outcome of the case are uncertain. There can be no assurance that we will prevail in our lawsuit against SIGA, or that even if the court rules in our favor, the associated monetary damages or other remedies will be significant or will be adequate to fully compensate us for our losses.

Item 1A.  Risk Factors

Investing in our securities involves risks.  In addition to the other information in this quarterly report on Form 10-Q, stockholders and potential investors should carefully consider the risks and uncertainties discussed in the section "Item 1A.  Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2010 and our registration statement on Form S-3, filed July 7, 2011 (Registration No. 333-175394).  If any of the risks and uncertainties set forth in our 2010 annual report on Form 10-K or registration statement on Form S-3 actually materialize, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment. The risks and uncertainties described in our 2010 annual report on Form 10-K and registration statement on Form S-3 are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.

Item 3.  Exhibits.

No.	Description

31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMATHENE, INC.

Dated: August 11, 2011	By:	/s/ Eric I. Richman
Eric I Richman
President and Chief Executive Officer

Dated: August 11, 2011	By:	/s/ Charles A. Reinhart III
Charles A. Reinhart III
Chief Financial Officer