Form 10-Q
period 2011-09-30
PHARMATHENE, INC
filed 2011-11-09
CIK 1326190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:    The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of October 31, 2011 was 48,282,100

PHARMATHENE, INC.

TABLE OF CONTENTS

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	19

Item 4. Controls and Procedures	19

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 5. Other Information	21

Item 6. Exhibits	21

Certifications

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

PHARMATHENE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011 Unaudited	2010

ASSETS
Current assets:
Cash and cash equivalents	$10,406,076	$11,785,327
Restricted cash	100,000	100,000
Accounts receivable, net	4,039,701	5,367,130
Other receivables, net (including unbilled receivables)	2,343,987	4,317,170
Prepaid expenses and other current assets	470,666	1,014,002
Assets held for sale	976,600	1,000,100
Total current assets	18,337,030	23,583,729

Property and equipment, net	900,926	1,178,416
Other long-term assets and deferred costs	53,384	88,447
Goodwill	2,348,453	2,348,453

Total assets	$21,639,793	$27,199,045

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$445,515	$3,128,203
Accrued expenses and other liabilities	3,245,990	3,035,284
Total current liabilities	3,691,505	6,163,487

Other long-term liabilities	454,093	461,858
Derivative instruments	2,956,080	8,362,995
Total liabilities	7,101,678	14,988,340

Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 48,194,035 and 46,238,244 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	4,819	4,624
Additional paid-in-capital	207,810,326	200,847,468
Accumulated other comprehensive income	1,161,620	1,250,497
Accumulated deficit	(194,438,650)	(189,891,884)
Total stockholders' equity	14,538,115	12,210,705
Total liabilities and stockholders' equity	$21,639,793	$27,199,045

See the accompanying notes to the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Contract revenue	$5,260,057	$6,243,567	$18,026,619	$14,139,711

Operating expenses:
Research and development	4,884,231	6,172,147	16,688,703	17,064,900
General and administrative	3,283,246	3,177,888	11,632,272	12,625,132
Depreciation and amortization	114,494	258,231	348,813	757,929
Total operating expenses	8,281,971	9,608,266	28,669,788	30,447,961

Loss from operations	(3,021,914)	(3,364,699)	(10,643,169)	(16,308,250)
Other income (expenses):
Interest income	3,961	184	10,496	6,249
Interest expense	(9,932)	(946,023)	(40,540)	(2,815,638)

Other income (expense)	95,520	(93,260)	50,892	75,914
Change in market value of derivative instruments	2,898,869	75,594	6,075,555	376,560
Total other income (expenses)	2,988,418	(963,505)	6,096,403	(2,356,915)

Net loss	$(33,496)	$(4,328,204)	$(4,546,766)	$(18,665,165)

Basic and diluted net loss per share	$(.00)	$(.14)	$(.10)	$(.62)

Weighted average shares used in calculation of basic and diluted net loss per share	48,194,035	31,946,696	47,041,027	29,927,310

See the accompanying notes to the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2011	2010

Operating activities
Net loss	$(4,546,766)	$(18,665,165)
Adjustments to reconcile net loss to net cash used in operating activities:

Change in market value of derivative instruments	(6,075,555)	(376,560)
Bad debt (recovery) expense	(8,168)	1,924,601
Depreciation and amortization	348,813	757,929
Share-based compensation expense	1,881,416	1,821,684
Non cash interest expense on debt	-	2,744,352
Changes in operating assets and liabilities:
Accounts receivable	1,317,852	2,189,982
Prepaid expenses and other current assets	2,559,203	4,927,191
Accounts payable	(2,684,507)	4,818,803
Accrued expenses and other liabilities	204,291	(8,289,791)
Net cash used in operating activities	(7,003,421)	(8,146,974)

Investing activities
Purchases of property and equipment	(71,439)	(324,579)
Proceeds from sales or maturities of short term investments	-	3,130,588
Net cash (used in) provided by investing activities	(71,439)	2,806,009

Financing activities
Change in restricted cash requirements	-	(100,000)
Net proceeds from issuance of common stock and warrants	5,750,277	5,682,268
Net cash provided by financing activities	5,750,277	5,582,268
Effects of exchange rates on cash	(54,668)	(197,091)
(Decrease) increase in cash and cash equivalents	(1,379,251)	44,212
Cash and cash equivalents, at beginning of period	11,785,327	2,673,567
Cash and cash equivalents, at end of period	$10,406,076	$2,717,779

Supplemental disclosure of cash flow information
Cash paid for interest	$40,540	$21,144
Cash paid for income taxes	$-	$-

See the accompanying notes to the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2011

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements include the accounts of PharmAthene, Inc. and its wholly-owned subsidiaries PharmAthene Canada, Inc. and PharmAthene UK Limited, collectively referred to herein as “PharmAthene”, “we”, “us”, “our” or the “Company”.  All intercompany transactions and balances have been eliminated in consolidation.  Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows.  The consolidated balance sheet at December 31, 2010 has been derived from audited consolidated financial statements at that date.  The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulation prescribed by the U.S. Securities and Exchange Commission (SEC).  We believe that the disclosures provided herein are adequate to make the information presented not misleading when the condensed financial statements are read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.  We currently operate in one business segment.

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

 Comprehensive Loss

Comprehensive loss includes the total of our net loss and all other changes in equity other than transactions with owners, including changes in equity for cumulative translation adjustments resulting from the consolidation of foreign subsidiaries whose financial statements are prepared using the local currency as the functional currency.  Comprehensive loss for the three months ended September 30, 2011 and 2010 was approximately $0.1 million and $4.2 million respectively.  Comprehensive loss for the nine months ended September 30, 2011 and 2010 was approximately $4.6 million and $18.7 million, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost which approximates market value.  We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Significant Customers and Accounts Receivable

Our primary customers are the U.S. Department of Defense (the “DoD”), the National Institute of Allergy and Infectious Diseases (“NIAID”), the Biomedical Advanced Research and Development Authority (“BARDA”), and the National Institutes of Health (“NIH”).  As of September 30, 2011 and December 31, 2010, the Company’s trade receivable balances were comprised solely of receivables from these customers.  Unbilled accounts receivable totaling $2.3 million and $4.0 million as of September 30, 2011 and December 31, 2010, respectively, relate to the contracts with these same customers.

Revenue Recognition

We generate our revenue from different types of contractual arrangements: cost-plus-fee contracts, cost reimbursable grants and fixed price contracts.  Costs consist primarily of actual internal labor charges and external sub-contractor costs incurred plus an allocation of fringe benefits, overhead and general and administrative expenses as defined in the contract.

Revenues on cost-plus-fee contracts are recognized in an amount equal to the costs incurred during the period plus an estimate of the applicable fee earned.  The estimate of the applicable fee earned is determined by reference to the contract:  if the contract defines the fee in terms of risk-based milestones and specifies the fees to be earned upon the completion of each milestone, then the fee is recognized when the related milestones are earned, as further described below; otherwise, pursuant to the terms of the cost-plus fee contract, we estimate the fee earned in a given period by using a proportional performance method based on costs incurred during the period as compared to total estimated project costs and application of the resulting fraction to the total project fee specified in the contract.

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

For fixed price contracts without substantive milestones as described above, revenue is recognized on the percentage-of-completion method in accordance with the applicable accounting guidance for long term contracts.  The percentage-of completion method recognizes income as the contract progresses; recognition of revenue and profits generally related to the costs incurred in providing the services required under the contract.  The use of the percentage-of completion method depends on the ability to make reasonable dependable estimates.  The fact that circumstances may necessitate frequent revision of estimates does not indicate that the estimates are unreliable for the purpose for which they are used. Estimating is an integral part of our business activities, and there may be a necessity to revise estimates on contracts continually as the work progresses.

As revenue is recognized in accordance with the terms of the contracts, related amounts are recorded as unbilled accounts receivable, the primary component of Other Receivables in our condensed consolidated balance sheets.  As specific contract invoices are generated and sent to our customers in accordance with a contract, invoiced amounts are transferred out of unbilled accounts receivable and into billed accounts receivable.  Invoicing frequency and payment terms for cost-plus-fee contracts with our customers are defined within each contract, but are typically monthly invoicing with 30-60 day payment cycles.

We analyze each cost reimbursable grant to determine whether we should report such reimbursements as revenue or as an offset to our expenses incurred.  For the three months ended September 30, 2011 and 2010, we recorded approximately $0.1 million and $0.2 million, respectively, of costs reimbursed by the government as an offset to research and development expenses.  For the nine months ended September 30, 2011 and 2010, we recorded approximately $0.4 million and $1.9 million, respectively, of costs reimbursed by the government as an offset to research and development expenses.

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

Share-based compensation expense recognized in the three months ended September 30, 2011 and 2010 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures.

Share-based compensation expense for the three months ended September 30, 2011 and 2010, was:

	Three months ended September 30,
	2011	2010

Research and development	$208,488	$165,011
General and administrative	417,603	256,315
Total share-based compensation expense	$626,091	$421,326

During the three months ended September 30, 2011, we granted 256,639 options and made 50,000 restricted stock grants to employees, non-employee directors and consultants.

Share-based compensation expense for the nine months ended September 30, 2011 and 2010, was:

	Nine months ended September 30,
	2011	2010

Research and development	$666,919	$688,832
General and administrative	1,214,497	1,132,852
Total share-based compensation expense	$1,881,416	$1,821,684

During the nine months ended September 30, 2011, we granted 560,639 options and made 50,000 restricted stock grants to employees, non-employee directors and consultants.  At September 30, 2011, we had total unrecognized share-based compensation expense related to unvested awards of $3.7 million that we expect to recognize as expense over the next four years.

Basic and Diluted Net Loss Per Share

Basic loss per share is computed by dividing condensed consolidated net loss by the weighted average number of shares of common stock outstanding during the year, excluding restricted stock.

For periods of net income when the effects are not anti-dilutive, diluted earnings per share is computed by dividing our net income allocable to common shareholders by the weighted average number of shares outstanding and the impact of all dilutive potential shares of common stock, consisting primarily of stock options and the shares of common stock underlying our convertible notes and warrants.  The dilutive impact of our dilutive potential shares of common stock resulting from stock options and warrants is determined by applying the treasury stock method.  The dilutive impact of our dilutive potential shares of common stock resulting from our convertible notes is determined by applying the “if converted” method.  The debt has either been converted or paid off.

For the periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential shares of common stock is anti-dilutive due to the net losses.  A total of approximately 10.9 million and approximately 18.1 million potential shares have been excluded in the calculation of diluted net loss per share in the nine months ended September 30, 2011 and 2010, respectively, because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update  (ASU) 2009-13, “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force,” or ASU 2009-13.  ASU 2009-13 amends existing accounting guidance for separating consideration in multiple-deliverable arrangements.  ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third party evidence if vendor-specific evidence is not available, or the estimated selling price if neither vendor-specific evidence nor third-party evidence is available.  ASU 2009-13 eliminates the residual method of allocation and requires that consideration be allocated at the inception of the arrangement to all deliverables using the “relative selling price method.”  The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price.  ASU 2009-13 requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 15, 2010, with earlier adoption permitted. We adopted ASU 2009-13 on January 1, 2011.  The adoption of ASU 2009-13 did not have any material effect on our condensed consolidated balance sheet as of September 30, 2011 and our condensed consolidated statements of operations and cash flows for the nine months ended September 30, 2011.  We are not able to reasonably estimate the effect of adopting these standards on future periods because the impact will vary based on the nature and volume of new or materially modified revenue arrangements in any given period.

 In April 2010, the FASB issued Accounting Standards Update 2010-17, “Revenue Recognition—Milestone Method (Topic 605) Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force” or ASU 2010-17.  ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  For the milestone to be considered substantive, the considerations earned by achieving the milestone should meet all of the following criteria: (i) be commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone, (ii) relate solely to past performance, and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. An individual milestone may not be bifurcated and an arrangement may include more than one milestone.  Accordingly, an arrangement may contain both substantive and non-substantive milestones.   We adopted ASU 2010-17 on January 1, 2011.  The adoption of ASU 2010-17 did not have any material effect on our condensed consolidated balance sheets, statements of operations and statements of cash flows for any historical periods or as of or for the nine months ended September 30, 2011.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05).  This guidance is intended to increase the prominence of other comprehensive income in financial statements by presenting it in either a single statement or two-statement approach.  ASU 2011-05 is effective for the Company beginning January 1, 2012.  The adoption of ASU 2011-05 will not have a material effect on the Company's consolidated results of operations, financial position, or liquidity.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350) (ASU 2011-08). Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit is less than its carrying amount, then a second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The provisions of ASU 2011-08 becomes effective January 1, 2012.  We do not expect the adoption of ASU 2011-08  to have a material effect on the Company's consolidated results of operations, financial position, or liquidity.

Note 3 – Exit Activities

In the fourth quarter 2010, we closed our production facility in Canada in conjunction with the completion of the Protexia® contract, and recorded an accrual for these exit activities, of which $27,885 remained in accrued expense at September 30, 2011.  Assets held for sale of $976,600 decreased in value by $23,500 from December 31, 2010 due to the change in exchange rate between the Canadian and US dollar.  It is anticipated that these assets will be sold within one year from the current balance sheet date.

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

We have segregated our financial assets and liabilities that are measured at fair value into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.  We have no non-financial assets and liabilities that are measured at fair value.  As of September 30, 2011 and 2010 we had Level 3 derivative liabilities of approximately $3.0 million and $2.5 million, respectively.

The following table sets forth a summary of changes in the fair value of our Level 3 liabilities for the nine months ended September 30, 2011:

	Balance as of			Balance as of
	December 31,	New Liabilities	Unrealized	September 30,
Description	2010	in 2011	(Gains)	2011

Derivative liabilities related to warrants	$8,362,995	$668,640	$(6,075,555)	$2,956,080

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2010:

	Balance as of			Balance as of
	December 31,	New Liabilities	Unrealized	September 30,
Description	2009	in 2010	(Gains)	2010

Derivative liabilities related to warrants	$835,299	$2,070,146	$(376,560)	$2,528,885

Warrants Classified as Derivative Liabilities

Derivative liabilities are comprised of 2,899,991 warrants to purchase common stock issued from March 2009 through September 2011, accounted for as a liability recorded at fair value at each balance sheet date.  The warrants are considered to be derivative liabilities due to the presence of net settlement.  The gains on the derivative instruments are classified in other income (expense) as the change in market value of derivative instruments in our condensed consolidated statements of operations.  The fair value of our warrants is determined based on the Black-Scholes option pricing model.  Use of the Black-Scholes option-pricing model requires the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends.   The $6.1 million change in the market value of derivative instruments is due primarily to the change in the closing price of PharmAthene stock, which was $4.23 per share as of December 31, 2010 and $1.76 per share as of September 30, 2011.

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

In September 2011, the Court issued an opinion in the case finding that SIGA had breached certain contractual obligations to PharmAthene and upholding PharmAthene’s claims of promissory estoppel.  The Court awarded PharmAthene 50% of all profits related to the sale of ST-246 and related products for 10 years following initial commercial sale of the drug once SIGA earns $40 million in net profits from the sale of ST-246 and related products.  The Court also awarded PharmAthene one-third of its reasonable attorney's fees and expert witness fees.

In October 2011, SIGA filed a motion for re-argument with the Court, and PharmAthene responded to that motion, which remains pending before the Court.  If the Court denies the motion, the parties will have 20 days from that date to submit a proposed form of final judgment, following which the Court will render its final order.  Once the Court issues a final order, the parties will have 30 days thereafter during which to file a notice of their intention to appeal the decision to the Delaware Supreme Court.

Government Contracting

Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency.  In our opinion, adjustments that may result from audits are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

Registration Rights Agreements

We entered into a Registration Rights Agreement with the investors who participated in the July 2009 private placement of convertible notes and related warrants.  We subsequently filed a registration statement to register a portion of the shares underlying the convertible notes, which registration statement was declared effective in the fourth quarter 2009.   In September 2011, we filed a second registration statement to register the remaining shares underlying the convertible notes that had not already been resold pursuant to exemptions from registration, as well as the shares underlying the related warrants, which registration statement was declared effective in September 2011.  We are obligated to maintain the registration statements effective until the date when all shares underlying the convertible notes and related warrants (and any other securities issued or issuable with respect to or in exchange for such shares) have been sold.  The registration rights agreement contains certain penalties if we fail to meet our obligations there under, which consist of a one-time payment of up to $0.2 million if sales of securities required to be included on the registration statements cannot be made pursuant to the registration statements as well as payments of up to $0.2 million per month until we meet our obligations.

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

Note 6 - Stockholders’ Equity

Financing Activities

In June 2011, PharmAthene entered into an agreement with certain accredited investors who purchased an aggregate of 1,857,143 shares of common stock for a purchase price of $3.50 per share inclusive of warrants to purchase up to an additional 371,423 shares of common stock. The warrants are exercisable immediately at an exercise price of $3.50 per share until the fifth anniversary of the date of issuance which is June 15, 2016. The warrants are classified as derivative instruments because they include net settlement provisions.  The Company received gross proceeds of approximately $6.5 million and net proceeds of approximately $5.8 million.

Long-Term Incentive Plan

On August 3, 2007, the Company’s stockholders approved the 2007 Long Term Incentive Plan (the “2007 Plan”) which provides for the granting of incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses (collectively “awards”)  to Company officers and employees.  Additionally, the 2007 Plan authorizes the granting of non-qualified stock options and restricted stock awards to Company directors and to independent consultants.

At that time, we reserved 3,500,000 shares of common stock in connection with awards to be granted under the 2007 Plan, including those awards that had originally been made under a prior plan.  In 2008, the Company’s shareholders approved amendments to the 2007 Plan, increasing the maximum number of shares authorized for issuance under the plan to 4,600,000 and adding an evergreen provision pursuant to which the number of shares authorized for issuance under the plan will increase automatically in each year, beginning in 2009 and continuing through 2015, according to certain limits set forth in the 2007 Plan.  At September 30, 2011, there are approximately 7.1 million shares under the 2007 Plan, of which 1.3 million shares are available to be issued. The Board of Directors in conjunction with management determines who receives awards, the vesting conditions, and the exercise price.  Options may have a maximum term of ten years.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  This information may involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  These risks, uncertainties and other factors include, but are not limited to, risk associated with the reliability of the results of the studies relating to human safety and possible adverse effects resulting from the administration of the Company’s product candidates, unexpected funding delays and/or reductions or elimination of U.S. government funding for one or more of the Company’s development programs, the award of government contracts to our competitors, unforeseen safety issues, challenges related to the development, technology transfer, scale-up, and/or process validation of manufacturing processes for our product candidates, unexpected determinations that these product candidates prove not to be effective and/or capable of being marketed as products, challenges related to the implementation of our NYSE Amex compliance plan, as well as risks detailed from time to time in PharmAthene’s Forms 10-K and 10-Q under the caption “Risk Factors” and in its other reports filed with the U.S. Securities and Exchange Commission (the “SEC”). In particular, there is significant uncertainty regarding the level and timing of sales of ST-246 and when and whether it will be approved by the U.S. FDA and corresponding health agencies around the world. We cannot predict with certainty when SIGA will commence delivering any product or will begin recognizing profit on the sale thereof and there can be no assurances that any profits received by SIGA and paid to us will be significant. Furthermore, the Court of Chancery may grant SIGA’s motion for reargument and the Court of Chancery decision could be appealed by SIGA, and there can be no assurances that the decision will not be reversed or that the remedy will not otherwise be modified. In addition, to the extent that there is an appeal, we cannot predict how long that will delay the receipt of payments, if any, from SIGA. Further, significant additional non-clinical animal studies, human clinical trials, and manufacturing development work remain to be completed for SparVax ™, Valortim® and our rBChE product. Forward-looking statements describe management’s current expectations regarding our future plans, strategies and objectives and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,”  “project,” “potential” or “plan” or the negative of these words or other variations on these words or comparable terminology.  Such statements include, but are not limited to, statements about potential future government contract or grant awards, potential payments under government contracts or grants, potential regulatory approvals, future product advancements, anticipated financial or operational results, expected benefits from our acquisition of Avecia Biologics Limited’s biodefense vaccines business and our 50% profit interest in ST-246.  Forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in the forward-looking statements will come to pass.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements which present our results of operations for the three and nine months ended September 30, 2011 and 2010 as well as our financial positions at September 30, 2011 and December 31, 2010, contained elsewhere in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 31, 2011 and as amended April 30, 2011, including the consolidated financial statements contained therein.

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

In addition, we were awarded by the Delaware Court of Chancery in September 2011 the right to receive 50% of all net profits related to the sale of SIGA Technologies, Inc. ST-246 and related products for 10 years following initial commercial sale of the drug once SIGA earns $40 million in net profits from sales of ST-246 and related products. The award is still subject to appeal.

Recent Events

In September 2011, the Delaware Court of Chancery issued an opinion in our long-standing litigation with SIGA, finding that SIGA had breached certain contractual obligations to us and upholding our claims of promissory estoppel. The Court awarded us the right to receive 50% of all net profits related to the sale of ST-246 and related products for 10 years following initial commercial sale of the drug once SIGA earns $40 million in net profits from sales of ST-246 and related products.  The Court also awarded us one-third of our reasonable attorney's fees and expert witness fees in the case.  In October 2011, SIGA filed a motion for re-argument with the Court, and PharmAthene responded to that motion, which remains pending before the Court.

In September 2011, Brian A. Markison joined our Board of Directors. Mr. Markison was recently appointed to the position of President and Chief Executive Officer for Nycomed U.S. which will be spun out from the acquisition of Nycomed A/S by Takeda Pharmaceuticals. Prior to joining Nycomed, A/S, Mr. Markison served as Chairman, President and Chief Executive Officer of King Pharmaceuticals, where he successfully led the Company through a $3.6 billion acquisition by Pfizer. Preceding his tenure at King, Mr. Markison held various executive leadership positions at Bristol-Myers Squibb, including, President of Oncology/ Virology and Oncology Therapeutics Network; Senior Vice President, Licensing & External Development and Mergers/Acquisitions; President, Neuroscience / Infectious Disease and Dermatology; and Vice President, Northeast Sales Primary Care.

In August 2011, we were awarded a $5.7 million fixed price contract under a Department of Defense (DoD) Broad Agency Announcement for studies directed at the development of an advanced expression system (AES) for the bioproduction of rBChE, our nerve agent medical countermeasure.

Our Board of Directors has recently appointed Linda Chang as the Company’s Chief Financial Officer. Ms. Chang will assume her role as the Company’s Principal Financial Officer and Principal Accounting Officer on November 10, 2011.  Accordingly, this quarterly report on Form 10-Q, and related certifications, were signed by Philip MacNeill, who serves as the Company’s Principal Financial Officer at the time of filing.

 PharmAthene’s Interest in Smallpox Antiviral ST-246®

The Product

ST-246® is an orally administered anti-viral drug candidate being developed by SIGA Technologies to treat orthopox virus diseases including smallpox.  ST-246 acts by blocking the ability of the virus to spread to other cells, preventing it from causing disease.  The FDA has designated ST-246 for “fast-track status” enabling potential expedited FDA review and approval.  In addition, ST-246 has been granted Orphan Drug designation for both the treatment and prevention of smallpox.

In 2006, ST-246 demonstrated 100% protection against human smallpox virus in a primate trial conducted at the Centers for Disease Control (“CDC”).  Additional studies in non-human primate models demonstrated 100% protection for animals injected with high doses of monkeypox virus.  One study was sponsored by the National Institute of Allergy and Infectious Diseases at the National Institutes of Health. The second study was conducted by the U.S. Army Medical Research Institute of Infectious Diseases and was funded by the Department of Defense’s Threat Reduction Agency.

SIGA has previously announced that between July 2006 and June 2010 it had successfully completed four human clinical trials with ST-246, which it claimed supported the safety and tolerability of the anticipated clinical dose of ST-246.

The Market

Smallpox virus is classified as a Category ‘A’ agent by the U.S. Centers for Disease Control and Prevention and is considered one of the most significant threats for use as a biowarfare agent.  Although declared eradicated in 1979 by the World Health Organization (“WHO”), there is a threat that a rogue nation or a terrorist group may already possess or have the capability to synthesize an illegal inventory of the virus that causes smallpox. Inventories of the virus are known to be contained under extremely tight security at the CDC in Atlanta, Georgia and at the Vector laboratory in Russia.  At present, there is no licensed drug to treat smallpox infection.

SIGA has said publicly filings that there could be several potential uses for an effective smallpox antiviral drug: (1) pre-exposure prophylaxis to protect the non-immune who are at risk of exposure; (2) as a therapeutic to reduce mortality and morbidity among those individuals infected with the smallpox virus; and (3) as an adjunct to the smallpox vaccine to reduce the frequency of serious adverse events due to the live virus used for vaccination.

Consequently, based on statements made by both SIGA and the U.S. government, the market opportunity for ST-246 is among the largest of all the biodefense related markets.  For example, in a “justification for other than full and open competition” initially issued in December 2010 and supplemented in May 2011, the U.S. government identified a smallpox antiviral as a potential important secondary prophylaxis option for the 4% of the US population (12 million) currently estimated to have an uncertain immune response to smallpox vaccine.  In May 2011 SIGA announced the execution of a 5 year contract with BARDA with a base value of $433 million for the procurement of 1.7 million courses of therapy of ST-246 and related development work and an option for the U.S. government to purchase an additional 12 million courses of therapy, bringing the total potential value of the contract at that time to approximately $2.8 billion.   In a June 2011 amendment made in response to a protest filed by a third party, this option was removed from the contract, which currently provides for purchases totaling approximately $412.5 million from the U.S. government.

International recognition of the threat of smallpox was evidenced by Israel’s operation Orange Flame 4 run in early 2010.  This disaster scenario exercise is run every other year, and most recently looked at a smallpox exposure scenario.  During this exercise the State of Israel reached out to SIGA to negotiate the hypothetical procurement of doses of ST-246.

In addition to procurement for the Strategic National Stockpile through BARDA and the CDC, the market opportunity for smallpox antivirals is potentially much broader, and could include potential purchases by the Department of Defense, state and other local governments, and even private purchasers.  We believe there is also interest in ST-246 by the WHO, NATO, and other nations such as Israel and the UK, among others.

The Court Decision/ PharmAthene Impact

Pursuant to an opinion issued September 22, 2011 from the Delaware Court of Chancery, we are entitled to receive 50% of the net profits over 10 years from all sales of ST-246 and related products, once SIGA earns the first $40 million in net profits.  The Court also awarded us one-third of our reasonable attorneys’ fees and expert witness costs.

Based on the Delaware Court’s decision, we believe the potential economic value of this award to PharmAthene over the 10 year period of enforcement could be significant.  First, we believe the cost of goods for a small molecule therapeutic like ST-246 likely will be relatively modest and potentially range from 10-14%.  A study published by the International Society for Pharmaceutical Engineering, focusing on the differences between brand name, generic and biotech companies, which did not specifically focus on SIGA or ST-246, but explored general trends in various income and expense categories of pharmaceutical companies, concluded that typical costs of goods sold total 14% of revenues for the biotech segment of the pharmaceutical industry. 1  As a biodefense product targeted at a narrow market of national governments, we believe only modest sales and marketing effort is needed for ST-246 with correspondingly modest associated overhead costs.  Notwithstanding the foregoing, we have no first hand knowledge of, and SIGA has not publicly disclosed, any information related to the potential margins or profitability of ST-246 and related products.  Moreover, even if SIGA is successful at selling ST-246 to the government, there can be no assurance that competitors, including Chimerix, Inc., will not succeed in developing and marketing smallpox antivirals that are more cost effective than ST-246.

SIGA has indicated that initial delivery of ST-246 to the U.S. government could occur as early as late summer 2012 or early 2013, depending on the timing of the development of the final humanized dose for the product.  Based on public statements from SIGA in its second quarter 2011 investor conference call, SIGA has further stated that it will be capable of producing one million treatment courses per year and will be able to fulfill delivery under the contract by 2014.  However, SIGA’s ability to deliver product to the U.S. Strategic National Stockpile (SNS), and the timing thereof, is subject to a number of significant risks and uncertainties (certain of which are outlined in SIGA’s filings with the SEC), as to which we have limited knowledge and no ability to control, mitigate or fully evaluate.

Litigation Status

On September 22, 2011 the Delaware Court of Chancery issued its opinion in the case.  In October 2011, SIGA filed a motion for re-argument with the Court, and we responded to that motion, which remains pending before the Court.  If the Court denies the motion, the parties will have 20 days from that date to submit a proposed form of final judgment, following which the Court will render its final order.  Once the Court issues a final order, the parties will have 30 days thereafter during which to file a notice of their intention to appeal the decision to the Delaware Supreme Court.  Based on discussions with our local Delaware counsel, we believe that if either or both parties file an appeal in this case, it likely will be decided by the Delaware Supreme Court within 12 months of the date of the final order.  We, of course, can provide no assurances that any appeal by SIGA will not be successful in overturning the decision of the Court, that the Court’s remedy will not be revised in some way, or respecting the timing for any decision if there is an appeal.

Results of Operations

Revenue

We recognized revenue of $5.3 million and $6.2 million during the three months ended September 30, 2011 and 2010, respectively. We recognized revenue of $18.0 million and $14.1 million during the nine months ended September 30, 2011 and 2010, respectively.

1 Basu Prabir, Girish Jeglekar, Saket Rai, and John Vernon, “Analysis of Manufacturing Costs in Pharmaceutical Companies,” Journal of Pharmaceutical Innovation. 3. 1 (2008): 30-40.

Our revenue was derived primarily from contracts with the U.S. government for the development of SparVax™ and Valortim®.  Our revenue in the three and nine months ended September 30, 2011 changed from the comparable periods of 2010 primarily due to the following:

•
Under our contract for the development of SparVax™, we recognized approximately $4.3 million and $3.8 million of revenue for the three months ended September 30, 2011 and 2010, respectively, and  $15.1 million and $8.0 million of revenue for the nine months ended September 30, 2011 and 2010, respectively.  The increase in revenue for the SparVax™ program during both periods is attributable to additional work in preparation and execution of the scale up campaign at our U.S.-based SparVax™ manufacturer as well as an increase in our billing rate to the customer.  Additional activities related to the establishment of analytical and stability-indicating assays for characterization of the product, including the receipt of $0.6 million in connection with the achievement of key technical milestones under our  SparVax™ development contract for the three months ended September 30, 2011 and $2.8 million for the nine months ended September 30, 2011.

•
Under the September 2007 contract for the advanced development of Valortim®, we recognized approximately $0.9 million and $0.6 million of revenue for the three months ended September 30, 2011 and 2010, respectively, and $2.8 million and $2.2 million of revenue for the nine months ended September 30, 2011 and 2010, respectively.  Revenue in 2011 reflects both clinical and non clinical work following the release of the FDA partial clinical hold in December 2010.  Final patient dosing in clinical trial was completed in April 2011 and the in-life portion of the trial ended in the third quarter 2011.  Revenue in 2010 was largely attributable to reimbursement of costs related to clinical and non-clinical studies, including work in connection with the investigation related to the partial clinical hold and certain manufacturing-related activities. The current government contract funding of Valortim® development activities ends at the end of January 2012.  BARDA has told us that it does not believe it will have funds to support further work on Valortim® during the government’s fiscal year ending September 30, 2012, and thus future government funding for Valortim® is uncertain.  There can be no assurance we will be successful in obtaining additional financial support for this program.

•
Under the September 2006 contract for the advanced development of Protexia®, we recognized approximately $1.8 million of revenue for the three months ended September 30, 2010, and $3.6 million of revenue for the nine months ended September 30, 2010, respectively.   No significant revenue has been recorded in 2011.  The decline in revenue is attributed to completion of major development activities for this program in past years. We generated revenue of $0.1 million under the $5.7 million fixed price contract with the DoD for the development of the AES for rBChE, our nerve agent medical countermeasure, for both the three months ending and the nine months ending September 30, 2011.

Research and Development Expenses

Our research and development expenses were $4.9 million and $6.2 million for the three months ended September 30, 2011 and 2010, respectively, and $16.7 million and $17.1 million for the nine months ended September 30, 2011 and 2010, respectively.  For both periods, these expenses resulted from research activities required for the development of the Valortim® and SparVax™ programs as well as to a much lesser extent from activities related to Protexia® in the first quarter 2011.  Direct expenses included salaries and other costs of personnel, raw materials and supplies, and an allocation of indirect expenses.  We also incurred third-party costs, such as contract research, consulting and clinical development costs for individual projects.  Research and development expenses for the three months ended September 30, 2011 and 2010 were net of cost reimbursements under certain of our government grants of $0.1 million and $0.2 million, respectively.  Research and development expenses for the nine months ended September 30, 2011 and 2010 were net of cost reimbursements under certain of our government grants of $0.4 million and $1.9 million, respectively.

Research and development expenses for the three and nine months ended September 30, 2011 and 2010 were attributable to research programs as follows:

	Three Months ended September 30,
($ in millions)	2011	2010
Anthrax therapeutic and vaccines	$4.5	$4.6
Chemical nerve agent protectants	0.1	1.4
Internal research and development	0.3	0.2
Total research and development expenses	$4.9	$6.2

	Nine Months ended September 30,
($ in millions)	2011	2010
Anthrax therapeutic and vaccines	$14.8	$12.8
Chemical nerve agent protectants	0.3	3.6
Internal research and development	1.6	0.7
Total research and development expenses	$16.7	$17.1

For the three and nine months ended September 30, 2011, research and development expenses decreased $1.3 million and $0.4 million, respectively, from the prior year periods.  These changes were primarily due to the decrease in development expenses related to the clinical nerve agent protectants program as a result of the December 31, 2010 Protexia® program completion, partially offset by  increased technical activity and the achievement of key technical milestones on our SparVax™ program and the completion of patient dosing in and the in-life portion of the Phase I Valortim® dose escalation clinical trial.

General and Administrative Expenses

General and administrative functions include executive management, finance and administration, government affairs and regulations, corporate development, human resources, legal, and compliance.  For each function, we may incur expenses such as salaries, supplies and third-party consulting and other external costs and non-cash expenditures such as expense related to stock option and restricted share awards.  An allocation of  facilities, utilities and other administrative overhead is also included in general and administrative expenses.

Expenses associated with general and administrative functions were $3.3 million and $3.2 million for the three months ended September 30, 2011 and 2010, respectively.  Expenses associated with general and administrative functions were $11.6 million and $12.6 million for the nine months ended September 30, 2011 and 2010, respectively.

The decrease for the nine month period was a result of a $1.9 million reduction in bad debt expense, partially offset by an increase in non-cash stock compensation expense as well as, legal, bonus and other expenses. The bad debt expenses in 2010 consisted primarily of provisions recorded associated with an invoice to our U.S. government customer for the work at Avecia as well as the wind down of the third generation anthrax vaccine program.  In 2011, a revaluation of the VAT receivable amount led to a $0.3 million reduction to bad debt expense offset by $0.3 million bad debt expense due to ending of the Protexia® program.

Depreciation and Intangible Amortization

Depreciation and amortization expenses were $0.1 million and $0.3 million for the three months ended September 30, 2011 and 2010, respectively. Depreciation and amortization expenses were $0.3 million and $0.8 million for the nine months ended September 30, 2011 and 2010, respectively.  These expenses are lower in both 2011 periods primarily as a result of the impairment charge taken in December 2010 with the closing of our Canadian operations.

Other Income (Expense)

Other income (expense) primarily consists of income on our investments, interest expense on our debt and other financial obligations, changes in market value of our derivative financial instruments, and foreign currency transaction gains or losses.

We incurred interest expense of approximately $10,000 and $0.9 million for the three months ended September 30, 2011 and 2010, respectively.  We incurred interest expense of approximately $41,000 and $2.8 million for the nine months ended September 30, 2011 and 2010, respectively.  Interest expense for 2011 primarily relate to the settlement with Avecia for termination of the subcontract agreement with that organization.  Interest expense for both periods in 2010 relates primarily to interest on our then-outstanding convertible notes, including the amortization of the debt discount arising from the allocation of fair value to the warrants issued in connection with such notes.  In November and December 2010, our outstanding 10% convertible notes were converted into shares of common stock (with one note being redeemed for cash).

The change in the fair value of our derivative instruments was a decrease of our liability of approximately $2.9 million for the three months ended September 30, 2011 compared to a decrease of our liability of approximately $0.1 million for the three months ended September 30, 2010.  The change in the fair value of our derivative instruments was a decrease of our liability of approximately $6.1 million for the nine months ended September 30, 2011 compared to a decrease of our liability of approximately $0.4 million for the nine months ended September 30, 2010.  The fair value of these derivative instruments is estimated using the Black-Scholes option pricing model.  The decrease in fair value realized as of September 30, 2011 was primarily the result of the decrease in PharmAthene stock price from $4.23 per share on December 31, 2010 to $1.76 per share on September 30, 2011.

Liquidity and Capital Resources

Overview

Our primary cash requirements through the end of 2011 are to fund our operations (including our research and development programs) and support our general and administrative activities.  Our future capital requirements will depend on many factors, including, but not limited to, the progress of our research and development programs; the progress of pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approval; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; changes in our existing research relationships; competing technological and marketing developments; our ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others; and any future change in our business strategy.  These cash requirements could change materially as a result of shifts in our business and strategy. We currently anticipate that, prior to the end of the third quarter 2012, we will need to identify additional sources of financing to meet our cash requirements.

Since our inception, we have not generated positive cash flows from operations.  To bridge the gap between payments made to us under our government contracts and grants and our operating and capital needs, we have had to rely on a variety of financing sources, including the issuance of equity securities and convertible notes, proceeds from loans and other borrowings.  For the foreseeable future, we will continue to need these types of financing vehicles and potentially others to help fund our future operating and capital requirements.  At September 30, 2011, accounts receivables, net and other receivables, net (including unbilled receivables) totaled approximately $6.4 million.

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

Sources and Uses of Cash

Cash and cash equivalents were $10.5 million and $11.9 million at September 30, 2011 and December 31, 2010, respectively.  The $1.4 million decrease at September 30, 2011 was primarily due to a combination of a loss from operations of $10.6 million offset by a registered direct public offering of common stock and warrants consummated in June 2011 which resulted in net proceeds to us of $5.8 million as well as a net reduction in receivables, prepaid expenses and other current assets and noncash expenses.   In April, July and November 2010, we completed various public offerings of common stock and warrants.  In November and December 2010, our outstanding 10% convertible notes were converted into shares of common stock (with one note being redeemed for cash).

Operating Activities

Net cash used in operating activities was $7.0 million and $8.1 million for the nine months ended September 30, 2011 and 2010, respectively.  Net cash used in operations during the nine months ended September 30, 2011 reflects our net loss of $4.5 million, adjusted for the change in market value of noncash derivative instruments of $6.1 million.  This was offset by non-cash stock option expense of $1.9 million, decrease in accounts receivable of $1.3 million, decrease in prepaid expenses and other current assets of $2.6 million and a decrease in accounts payable of $2.7 million and an increase in accrued expenses of $0.2 million.  The change in market value of the derivative instruments primarily relates to the change in our stock price from $4.23 per share at December 31, 2010 to $1.76 per share at September 30, 2011.  Net cash used in operations during the nine months ended September 30, 2010 primarily reflects the $18.7 million net loss offset by $6.9 million in non cash expenses, a $7.1 million decrease in current assets and a decrease in current liabilities of $3.5 million.

Investing Activities

Net cash provided by investing activities was $2.8 million for the nine months ended September 30, 2010 as compared to the use of approximately $71,000 for the nine months ended September 30, 2011.  Investing activities for the 2010 period related primarily to liquidating investments to meet working capital requirements.   There were no additional investing activities in 2011.

Financing Activities

Net cash provided by financing activities was $5.8 million for the nine months ended September 30, 2011 as compared to $5.6 million provided by financing activities for the nine months ended September 30, 2010.

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

Net cash provided from financing activities for the nine months ended September 30, 2010 was the result of the proceeds from the issuance of common stock and warrants in April and July 2010.  Also net cash includes for the nine months ended September 30, 2010 the issuance of a $100,000 letter of credit in favor of a vendor.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following are contractual commitments at September 30, 2011 primarily associated with leases and research and development arrangements:
Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years

Operating facility leases	$4,528,619	730,096	1,571,981	1,655,484	571,058
Research and development agreements	7,601,730	7,262,664	339,066	-	-

Total contractual obligations	$12,130,349	7,992,760	1,911,047	1,655,484	571,058

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In August, 2011, Charles A. Reinhart III resigned from his position as Chief Financial Officer of PharmAthene, Inc., which resignation became effective in September, 2011. In September, Mr. Philip MacNeill, our Controller, was appointed Principal Accounting Officer.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In December 2006, we filed a complaint against SIGA in the Delaware Court of Chancery.  The complaint alleges, among other things, that we have the right to license exclusively development and marketing rights for SIGA’s drug candidate, ST-246, pursuant to a merger agreement between the parties that was terminated in October 2006.  The complaint also alleges that SIGA failed to negotiate in good faith the terms of such a license pursuant to the terminated merger agreement.

In September 2011, the Court issued an opinion in the case finding that SIGA had breached certain contractual obligations to us and upholding our claims of promissory estoppel.  The Court awarded us the right to receive 50% of all net profits related to the sale of ST-246 and related products for 10 years following initial commercial sale of the drug once SIGA earns $40 million in net profits from the sale of ST-246 and related products.  The Court also awarded us one-third of our reasonable attorney's fees and expert witness fees.

In October 2011, SIGA filed a motion for re-argument with the Court, and we responded to that motion, which remains pending before the Court.  If the Court denies the motion, the parties will have 20 days from that date to submit a proposed form of final judgment, following which the Court will render its final order.  Once the Court issues a final order, the parties will have 30 days thereafter during which to file a notice of their intention to appeal the decision to the Delaware Supreme Court

Item 1A.  Risk Factors

Investing in our securities involves risks.  In addition to the other information in this quarterly report on Form 10-Q, stockholders and potential investors should carefully consider the risks and uncertainties discussed in the section "Item 1A.  Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”) and our registration statement on Form S-3, filed July 7, 2011 (Registration No. 333-175394)(“July 2011 Registration Statement”) .  If any of the risks and uncertainties set forth in our 2010 annual report on Form 10-K or registration statement on Form S-3 actually materialize, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment. The risks and uncertainties described in our 2010 Form 10-K and July 2011 Registration Statement are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.

Our interest in ST-246 and related products is subject to the risk of an appeal of the judgment by SIGA and other risks.

In addition to the risks that ordinarily accompany the development and commercialization of biodefense products, including with respect to government contracting activities (including protests filed by third parties), competition (which with respect to ST-246 includes potential competing products being developed by Chimerix, Inc.), FDA and other regulatory approval and commercialization efforts, which are described in the 2010 Form 10-K and the July 2011 Registration Statement, our interest in sales of SIGA’s product ST-246 and related products is subject to additional risks, including, but not limited to the following.

On September 22, 2011 the Delaware Court of Chancery issued its opinion in our case against SIGA.  In October 2011, SIGA filed a motion for re-argument with the Court, and we responded to that motion, which remains pending before the Court.  If the Court denies the motion, the parties will have 20 days from that date to submit a proposed form of final judgment, following which the Court will render its final order.  Once the Court issues a final order, the parties will have 30 days thereafter during which to file a notice of their intention to appeal the decision to the Delaware Supreme Court.  We can provide no assurances that SIGA will not appeal the judgment or that any appeal by SIGA will not be successful in overturning the decision of the Court, that the Court’s remedy will not be revised in some way, or respecting the timing for any decision if there is an appeal.

In addition, SIGA’s ability to deliver product to the SNS, and the timing thereof, is subject to a number of significant risks and uncertainties (certain of which are outlined in SIGA’s filings with the SEC) as to which we have limited knowledge and no ability to control, mitigate or fully evaluate.  Furthermore, we have no first hand knowledge of, and SIGA has not publicly disclosed, any information related to the potential margins or profitability of ST-246 and related products.

Item 5.  Other Information.

The Company will hold its annual meeting of stockholders on December 7, 2011.  The record date for the annual meeting was October 31, 2011.

Linda L. Chang, 45, has been named the Company’s Senior Vice President, Chief Financial Officer as of November 7, 2011.  Ms. Chang has been employed for the last 11 years at Human Genome Sciences, Inc., most recently as Senior Director of Finance.  Prior to serving at Human Genome Sciences, Ms. Chang was an Associate at Booz Allen & Hamilton.  Earlier in her career, Ms. Chang worked at Grant Thornton, LLP and Otsuka America Pharmaceuticals, Inc.  Ms. Chang is a Certified Public Accountant.  She earned an MBA as well as a Master of Accountancy degree from the University of Georgia and a BS from the University of California, Riverside.

Ms. Chang will assume her role as the Company’s Principal Financial Officer and Principal Accounting Officer on the day after the filing of this quarterly report on Form 10-Q with the Securities and Exchange Commission.  Accordingly, this quarterly report on Form 10-Q, and related certifications, were signed by Philip MacNeill, who serves as the Company’s Principal Financial Officer at the time of filing.

Item 6.  Exhibits.

No.	Description

31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101
The following financial statements and footnotes from the PharmAthene, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i)  Condensed Consolidated Balance Sheets; (ii)  Unaudited Condensed Consolidated  Statements of Operations; (iii)  Unaudited Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMATHENE, INC.

Dated: November 9, 2011	By:	/s/ Eric I. Richman
Eric I Richman
President and Chief Executive Officer

Dated: November 9, 2011	By:	/s/ Philip MacNeill
Philip MacNeill
Controller and Principal Accounting Officer (Principal Financial Officer)