Form 10-K
period 2011-12-31
PHARMATHENE, INC
filed 2012-03-08
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Registrant’s telephone number, including area code:(410) 269-2600

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

☐ Large Accelerated Filer    ☐ Accelerated Filer    ☐ Non-Accelerated Filer    ☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $104.0 million based upon the closing price of the common equity on the NYSE Amex on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011).

The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of February 29, 2012 was 48,357,010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders or Annual Report on Form 10-K/A, to be filed on or before April 30, 2012, are incorporated by reference into Part III of this Report.

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

as well as risks detailed under the caption “Risk Factors” in this Report on Form 10-K and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) from time to time hereafter.  In particular, there can be no assurance that the Company will prevail in any appeal to the Delaware Supreme Court of the ruling of the Delaware Court of Chancery awarding PharmAthene 50% of all net profits related to the sale of ST-246 and related products for 10 years following initial commercial sale of the drug once SIGA Technologies, Inc. (“SIGA”) earns $40 million in net profits from the sale of ST-246 and related products. Further, the timing and amount of any future sales of ST-246 is uncertain. Significant additional non-clinical animal studies, human clinical trials, and manufacturing development work remain to be completed for all our products candidates, including Valortim®. At this point future government funding to support the development of Valortim® is unlikely in the near term and remains uncertain. It is also uncertain whether Valortim® or our other product candidates will be shown to be safe and effective and approved by regulatory authorities for use in humans. Forward-looking statements describe management’s current expectations regarding our future plans, strategies and objectives and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,”  “project,” “potential” or “plan” or the negative of these words or other variations on these words or comparable terminology.  Such statements include, but are not limited to:

•	statements about potential future government contract or grant awards,

•	potential payments under government contracts or grants,

•	potential regulatory approvals,

•	future product advancements, and

•	anticipated financial or operational results.

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

All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to elsewhere in this Annual Report.  Unless otherwise indicated, the information in this annual report is as of December 31, 2011.

Item 1.     Business.

Background of PharmAthene, Inc.

PharmAthene, Inc. was incorporated on April 25, 2005 under the laws of the State of Delaware as Healthcare Acquisition Corp. (“HAQ”), a special purchase acquisition corporation formed solely to acquire a then unidentified business.  HAQ became a public company on August 3, 2005.  On August 3, 2007, HAQ acquired a Delaware corporation which at the time was known as “PharmAthene, Inc.” (the “Merger”); effective upon the consummation of the Merger, HAQ changed its name from “Healthcare Acquisition Corp.” to “PharmAthene, Inc.” and former PharmAthene changed its name to “PharmAthene US Corporation.”  Through February 27, 2009, our operations were conducted by PharmAthene US Corporation.  Effective February 27, 2009, PharmAthene US Corporation was merged with and into PharmAthene, Inc., with PharmAthene, Inc. being the surviving corporation.

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

Unless the context otherwise requires, all references in this report to the “Company”, “PharmAthene”, “we”, “us” or “our” refers to the business of the combined company after the Merger and to the business of former PharmAthene prior to the Merger, and “HAQ” refers to the business of Healthcare Acquisition Corp. and its subsidiaries, as a combined entity, prior to the Merger.  Unless the context otherwise requires, the information contained in this report gives effect to the consummation of the Merger on August 3, 2007 and the change of our name from “Healthcare Acquisition Corp.” to “PharmAthene, Inc.”

Overview

We are a biodefense company engaged in the development and commercialization of next generation medical countermeasures against biological and chemical threats.  Our current biodefense portfolio includes the following product candidates:

•	SparVax™, a second generation recombinant protective antigen (“rPA”) anthrax vaccine,

•	Valortim®, a fully human monoclonal antibody for the prevention and treatment of anthrax infection, and

•	rBChE (recombinant butyrylcholinesterase) bioscavanger, a medical countermeasure for nerve agent poisoning by organophosphorous compounds, including nerve gases and pesticides.

In addition, we were awarded by the Delaware Court of Chancery in September 2011 the right to receive 50% of all net profits related to the sale of SIGA Technologies, Inc. ST-246 and related products for 10 years following initial commercial sale of the drug once SIGA earns $40 million in net profits from sales of ST-246 and related products. SIGA has stated it intends to appeal this decision to the Delaware Supreme Court.

Business Concept and Strategy

Our goal is to become the premier company worldwide specializing in the development and commercialization of best-in-class prophylactic and therapeutic drugs for defense against biological and chemical threats and emerging infectious diseases.  In assembling our product candidate portfolio we have adhered to a strategy emphasizing specific selection criteria to enhance the likelihood of U.S. government procurement. These selection criteria include:

•	Demonstration of technical proof-of-concept in humans and/or appropriate animal models

•	Advantages over existing products or technologies
•	Demonstrated interest by the U.S. Government in procurement
•	A defined development path and regulatory strategy

We seek to acquire and develop leading compounds and technologies targeting the highest priority U.S. Government biodefense requirements. We also look to bring products into our portfolio with dual-use potential that may serve both biodefense and commercial markets.

We have developed and will continue to develop unique biodefense product development and contracting capabilities.  Development of these capabilities has required a substantial investment, which we may leverage further through possible acquisitions of additional biodefense product candidates, whether under licensing deals, mergers and acquisitions, or otherwise.  We believe that product opportunities will come primarily from companies focused on commercial markets that wish to see their products or technologies exploited in biodefense.

Biodefense Industry

 Market Overview

The worldwide biodefense market can generally be divided into three segments: U.S. civilian, U.S. military, and non-U.S. markets.  U.S. government funding represents the vast majority of the worldwide market.  According to the University of Pittsburgh Medical Center - Center for Biosecurity, U.S. government biodefense military and civilian spending peaked in fiscal year 2009 at over $8 billion and has averaged around $6.2 billion since fiscal year 2007.

U.S. Civilian: The U.S. civilian market includes funds to protect the U.S. population from biowarfare agents and is largely funded by the Project BioShield Act of 2004.  Project BioShield, the U.S. government’s largest biodefense initiative, seeks to accelerate the research, development and purchase of medical countermeasures (“MCMs”).  $5.6 billion was allotted under Project BioShield to procure MCMs for the Strategic National Stockpile (“SNS”) for the period from July 2004 through 2013.  Of the $5.6 billion, $3.4 billion was made available through fiscal year 2008, and the remaining $2.2 billion became available in fiscal year 2009.  At the end of calendar year 2011, of the total $5.6 billion, over $2 billion in procurement contracts had been awarded and approximately $1.8 billion had been transferred out of the Project BioShield Special Reserve fund (“SRF”) for non-procurement related activities.  Remaining funds in the SRF are now approximately $1.5 billion.   Biomedical Advanced Research and Development Authority’s (“BARDA”) budget for advanced development funding for government fiscal year 2012 is $415 million.  This amount is the same as it was for fiscal year 2011 and $110 million more than the $305 million BARDA budget for fiscal year 2010.

Congress is also considering legislation to reauthorize key biodefense legislation as part of the Pandemic and All Hazards Preparedness Act (“PAHPA”) reauthorization.  PAHPA was originally passed in 2006 and created and established funding for BARDA.  Among other things, this legislation authorizes Project BioShield SRF funding for procurement activities at $2.8 billion over five years from 2014 through 2018.  The U.S. House of Representatives passed this bill in November 2011. A Senate companion bill including similar provisions remains pending.

Military:   The Department of Defense (“DoD”) is responsible for the development and procurement of countermeasures for the military segment, which focuses on providing biowarfare protection for military personnel and civilians who are on active duty.  The DoD biological defense research and development budget for fiscal year 2011 was approximately $400 million.  Fiscal year 2012 funding is approximately $500 million.  The overall DoD budget for fiscal year 2013 and future years is heavily dependent on congressional action on a debt reduction plan.

Non-U.S. Markets:  Non-U.S. markets address protection against biowarfare agents for both civilians and military personnel in foreign countries.  We anticipate that foreign countries will procure biodefense products as they are developed and validated by procurement by the U.S. government.

Project BioShield

Project BioShield, established under the Project BioShield Act of 2004 and the U.S. government’s largest biodefense initiative, is focused on acquiring products with low technology risk that will be available for purchase in the near term.  The U.S. government has identified the following threats as critical biodefense priorities: anthrax, smallpox, botulinum toxin, radiation, and nerve agent exposure.  To evaluate and select the best products for these threats, the Department of Health and Human Services (“DHHS”) typically issues Requests for Information followed by Requests for Proposals (“RFP”).  RFPs detail product and procurement requirements including treatment types, numbers of doses and delivery timeframes.  To qualify for Project BioShield funding, products must demonstrate product efficacy in an animal model and complete advanced development activities, and companies must show that they can provide sufficient manufacturing capability.  As of December 31, 2011, nine awards have been made under Project BioShield, including those for the treatment or prevention of anthrax, smallpox, radiation and botulinum toxin.

Anthrax

The three general modes of infection by Bacillus anthracis (“B. anthracis”), the bacterium which causes anthrax infection, are by inhalation, ingestion or skin contact with anthrax spores.  Inhalation is the form of infection most likely to be lethal.  Inhalational anthrax occurs when anthrax spores become airborne and enter a person’s body through the lungs.  Inhalational anthrax is usually fatal if left untreated, and has approximately a 50% mortality rate or less in patients treated aggressively with antibiotics and supportive care.  Persons infected by B. anthracis that is ingested will suffer from gastrointestinal anthrax; those whose skin comes into contact with anthrax will suffer from cutaneous anthrax.  Gastrointestinal anthrax has a mortality rate of more than 40% if left untreated.  Cutaneous anthrax generally causes skin infections within a week or two after exposure.  Cutaneous anthrax is the least fatal.  Without treatment, approximately 20% of all skin infection cases are fatal.  Treated cutaneous anthrax is rarely fatal.

The DoD estimates that up to ten countries may possess anthrax weapons and an undetermined number of individuals and terrorist groups could have access to anthrax.  Anthrax is an effective bioterrorism agent because the spores are stable, can be milled to a fine powder and may be dispersed widely with readily available instruments and machinery.  The U.S. Congressional Office of Technology Assessment in 1993 analyzed the potential scope of an anthrax attack, calculating that there would be between 130,000 and 3 million deaths following the release of 100 kilograms of anthrax.

In light of the limited effectiveness of antibiotics and supportive care, we believe that currently available treatments for inhalational anthrax – antibiotics and vaccines - are suboptimal.  Following exposure, but prior to the onset of symptoms, antibiotics like ciprofloxacin, doxycycline or penicillin can be used as post-exposure prophylaxis with the goal of preventing progression of the disease with a recommended antibiotic course of treatment of 60 days, sometimes in combination with the administration of anthrax vaccine.  We believe that both compliance and side effects are problematic for anyone asked to take antibiotics for such an extended period of time.  Furthermore, antibiotic resistance, whether naturally occurring or genetically engineered, is a concern. Products like our rPA-based anthrax vaccine candidate and our monoclonal human antibody treatment, Valortim® might allow for a shorter duration of antibiotic dosing to achieve adequate post-exposure prophylaxis.

Smallpox

Smallpox virus is classified as a Category ‘A’ agent by the U.S. Centers for Disease Control and Prevention and is considered one of the most significant threats for use as a biowarfare agent.  Although declared eradicated in 1979 by the World Health Organization (“WHO”), there is a threat that a rogue nation or a terrorist group may already possess or have the capability to produce an illegal inventory of the virus that causes smallpox. Inventories of the virus are known to be contained under extremely tight security at the CDC in Atlanta, Georgia and at the Vector laboratory in Russia.

Many scientists agree that with the scientific tools available today smallpox can be created by modifying another orthopox virus available naturally worldwide by a Ph.D. scientist with access to a modern laboratory. Studies conducted prior to the eradication of natural reservoirs of smallpox virus show that the disease has a mortality rate of 30% or higher, and survivors are scarred and suffer other permanent detriments.

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

PharmAthene’s Product Candidates

SparVax™: Recombinant Protective Antigen (PA)-based Anthrax Vaccine

SparVax™ is a second generation, rPA anthrax vaccine designed to protect against inhalational anthrax, the most lethal form of B. anthracis infection in humans.  The vaccine has been shown to induce anti-Protective Antigen (“PA”) antibodies in clinical trials in healthy human volunteers and in animal models of inhalational anthrax.  These antibodies are believed to function by targeting PA, a protein component necessary for the transportation of bacterial toxins into the cell and the subsequent toxic cascade that leads to morbidity and mortality.  SparVax™ has been shown to generate a high level of protective efficacy in rabbits and non-human primates when vaccinated and subsequently exposed to lethal inhalation doses of anthrax spores.  One Phase I and two Phase II clinical trials have been completed involving approximately 770 individuals.  Data from these trials demonstrated that SparVax™ is generally well tolerated and immunogenic.

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

Pre-clinical Studies

Prior to an IND being filed with the FDA, SparVax™ underwent safety testing in rodents and non-human primates.  SparVax™ was well tolerated with no deaths and no behavioral or clinical signs observed in any species.  All of the toxicology studies were compliant with Good Laboratory Practices (“GLP”) and the data were used to support the Investigational New Drug (“IND”) and allowed for the initiation of clinical trials of SparVax™.

Non-clinical Studies

SparVax™ is being developed utilizing the Animal Rule (21 CFR 601.90) which allows for efficacy testing in appropriate animal models in lieu of clinical efficacy trials.  To date, our animal model development and efficacy studies in both rabbits and non-human primates for both GUP and PEP indications using SparVax™ have been sponsored by the National Institute of Allergy and Infectious Diseases (“NIAID”) and conducted by a contract research organization.  Data from the studies conducted to date have shown that SparVax™ is immunogenic in both rabbits and non-human primates; protection has been demonstrated in vaccinated animals subjected to aerosol challenge with Ames strain anthrax spores.

Clinical Studies

The Phase I trial was a dose escalation study designed to evaluate a range of dosage levels administered with either of two different dosing schedules.  There were no vaccine-related serious adverse events or changes in blood chemistries, vital signs or electrocardiograms (“ECGs”) reported.  The results demonstrated that the vaccine was generally well tolerated and immunogenic and that the immunogenic response was dependent on vaccine dosage.

The Phase II program was designed to evaluate the safety and immunogenicity of the two highest dosages tested in Phase I using a three dose regimen in a larger number of subjects.  Two Phase II trials were conducted, both of which studied the effect of different vaccine dosage levels and schedules.

In the Phase IIa trial, SparVax™ was highly immunogenic and generally well tolerated with no vaccine-related serious adverse events or changes in blood chemistries, vital signs or ECGs reported.

The Phase IIb trial compared a longer dosing regimen at two different vaccine dosages with a smaller control group who received the currently licensed anthrax vaccine, BioThrax®.  As in the Phase IIa trial, SparVax™ was highly immunogenic and generally well tolerated with no vaccine-related serious adverse events or changes in blood chemistries, vital signs or ECGs reported.  The immunogenicity data showed that SparVax™ elicited a robust immune response after the primary immunization series as well as induced an anamnestic response after a booster dose given at 6 or 12 months after the primary dosing schedule.  While both vaccines were immunogenic following the 3-dose series with seroconversion rates of approximately 90%, an increased proportion of individuals experienced injection site pain in the BioThrax® group (where the vaccine was administered subcutaneously) as compared to the SparVax™ groups.

Future studies will seek to confirm the dose and schedule of SparVax™ that induces antibody levels in humans which are comparable to those shown to be protective in the animal models, demonstrate the acceptability of using SparVax™ in conjunction with antibiotics, and confirm the safety of SparVax™ in a sufficient number of human subjects (as required by FDA).

Product Stability

In 2011, we announced that SparVax™ product produced from bulk drug substance manufactured at Avecia Biologics Laboratories in the United Kingdom had demonstrated 52 month stability. Moreover we have demonstrated over 36 month stability on our final drug product vaccine formulation. The stability data were prepared utilizing a variety of analytical methods and a well characterized mouse challenge potency release assay.

Funding

To date, funding for the development of SparVax™ has occurred under two contracts from the National Institutes of Health (NIH) originally entered into in 2002 and 2003 which, not including the modification discussed below, provided for aggregate funding of up to approximately $128 million.

In April 2009, the United States Government transferred the Sparvax™ contract to the Biomedical Advanced Research and Development Authority (BARDA). In February 2010, PharmAthene and BARDA entered into  negotiations to modify our existing advanced development contract for SparVax™.   During the base period of performance under the contract modification, i.e., through September 1, 2013, we have been funded up to approximately $62 million on a cost-reimbursement-plus-fixed-fee basis, assuming that all milestones are achieved.  The government, at its sole discretion, may also exercise three contract options during the base period of performance, under which we could receive up to an additional $17 million in funding. The government has indicated it is unlikely these options will be exercised. As of December 31, 2011, approximately $71 million in funding and options remained under the contract, of which $54 million is funded. It is unclear when BARDA will consider a new funding request.  We are currently in discussions with BARDA about modifying the activities under our current contract to include a Phase II human clinical trial.

Valortim®: Anthrax Monoclonal Antibody

Valortim® is a fully human monoclonal antibody designed to protect against and treat human inhalational anthrax, as both post-exposure prophylaxis (i.e., before symptoms manifest) and post-exposure therapy (i.e., once symptoms are evident).

Valortim® functions by targeting PA, a protein component of the bacterium that attaches to and facilitates the entry of the destructive toxins Lethal Factor (LF) and Edema Factor (EF) into healthy cells in the infected person.  Valortim® is designed to bind to PA and protect the cells from damage by the anthrax toxins.  In non-clinical studies, animals were protected against this fatal disease when Valortim® was administered following a lethal aerosol challenge of anthrax spores, demonstrating that Valortim® induces recovery and survival in animals exposed to inhalational anthrax.

Anthrax spore challenge studies in animals have demonstrated protection by Valortim® both when given early following challenge (post-exposure prophylaxis) as well as when given at the point when animals demonstrate signs of infection after challenge (therapeutic intervention).  We believe Valortim® may bind to a novel site of PA, permitting protection after toxins have already attached to the cell.  In addition, other data suggest that Valortim® may augment the immune system’s ability to kill anthrax spores.  We believe Valortim® has unique potency and a potentially unique mechanism of action.

BMS Collaboration and Development Timeline

We are developing Valortim® in collaboration with Bristol Myers Squibb, Inc. (“BMS”) pursuant to a collaboration agreement entered into in November 2004.  Under the terms of the collaboration agreement, we and BMS will share operating profits according to a formula that establishes our share of the profits at between 20% and 60%, with the final split largely dependent on the amount of funding provided by us prior to sale of product to the U.S. government.  Prior to distribution of operating profits, each party is entitled to reimbursement of research and development expenses incurred that were not otherwise covered by government funding.

Valortim® has received Fast Track designation from the FDA as well as orphan drug status.

Clinical and Non-clinical Studies

Valortim® is being developed for two indications: (i) post-exposure prophylaxis; and (ii) as a therapeutic.

Clinical Phase I Studies

In 2006 PharmAthene and BMS completed an initial Phase I open-label, dose-escalation clinical trial to evaluate the safety, tolerability, immunogenicity, and pharmacokinetics (the study of absorption, metabolism and action of drugs) of a single dose of Valortim® administered intravenously or intramuscularly in healthy volunteers.  No drug-related serious adverse effects were reported.

In August 2009 we began a second Phase I clinical trial of Valortim® in combination with the antibiotic ciprofloxacin.  During the course of the study, there were two adverse reactions in the four subjects dosed, one of which was characterized by the clinical investigators as a serious adverse event.  We halted the trial and the FDA placed the study on partial clinical hold pending the outcome of an investigation.  Following completion of our investigation, the FDA lifted the partial clinical hold in December 2010, and we then commenced and completed an intravenous (IV) dose-escalation study of Valortim®. We submitted the final study report for the trial in January 2012.

In December 2011 we published the results from the initial Phase I clinical trial in the journal Clinical and Vaccine Immunology. Forty-six healthy volunteers received either a single intravenous (IV) dose of Valortim® ranging from 0.3 to 20.0 mg/kg (10 subjects in cohorts receiving 1.0, 3.0 or 10.0 mg/kg and 3 subjects in cohorts receiving 0.3 and 20 mg/kg) or a single 100 mg intramuscular (IM) dose of Valortim® (10 subjects). The Phase I data showed that Valortim® was generally safe and well-tolerated and non-immunogenic when administered as single 0.3 mg/kg to 20 mg/kg IV infusions or as a single IM dose injection at 100 mg. No drug-related serious adverse events were reported. These results demonstrate that a single dose of Valortim® can provide levels of antibodies in humans that correspond to protective levels in animal models and is well tolerated.

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

Non-clinical Studies: Post-exposure Therapeutic Indication

We have conducted studies in rabbits to evaluate the use of Valortim® as a therapeutic intervention for inhalational anthrax. This indication for Valortim® would be intended to treat patients who have already developed signs and/or symptoms of inhalational anthrax.  In two studies, up to 100% of the animals survived that were treated with Valortim® intravenously at the time they tested positive for the presence of PA in the blood or had significant increases in body temperature.

We have also conducted two studies in African green monkeys treated with Valortim® at the time they tested positive for the presence of PA in the blood.  Up to 70% of animals treated intravenously with Valortim® survived.  In contrast, the mortality rate for animals exposed to inhalational anthrax that received a saline control at the time they tested positive for the presence of PA in the blood is close to 100%.

In addition to the animal efficacy and human safety studies to advance Valortim® toward licensure under the Animal Rule, work is also ongoing to further explore and define its mechanism of action.

Funding

In 2006 and 2008, we received DoD funding for the advancement of Valortim® in the aggregate amount of $4.2 million.  As of December 31, 2011, $1.4 million in contract funding remained for this program which will fund continued R&D efforts to further define the optimal dose-range in non-clinical studies and evaluate safety parameters through October 2, 2012.

 On September 28, 2007, NIAID awarded us a $13.9 million contract for the advanced development of Valortim® as an anti-toxin therapeutic to treat inhalational anthrax infection. On April 29, 2009, NIAID increased the value of this contract to $15.9 million (which was reduced to $15.3 million in August 2010). Funding from NIAID ran through January 31, 2012, at which point this contract ended.

While the Company has reached out to BARDA to explore potential future funding alternatives and has submitted both a proposal for funding under a Broad Agency Announcement (“BAA”) and a response to a Sources Sought for Anthrax Antitoxin Medical Countermeasures, future government funding for Valortim® is unlikely during government fiscal year 2012. There can be no assurance we will be successful in obtaining additional financial support for this program.

Recombinant Human Butyrylcholinesterase Nerve Agent Countermeasure

In 2006 we entered into a contract with the DoD to develop our Protexia® medical countermeasure for nerve agent exposure to protect the warfighter.  This program utilized the recombinant enzyme butyrylcholinesterase, or “rBChE”, a naturally occurring bioscavenger, as its active ingredient.  This first generation program for producing rBChE utilized transgenic goats to produce the enzyme in their milk. In December 2010 the DoD elected to defer a decision on whether to fund advanced development of Protexia®, potentially for several years, due to budget constraints and potential concerns about duration of protection with the current route of Protexia® administration.  As such, this first generation contract expired on December 31, 2010.  We have shut down our Protexia®-related operations and sold our production facilities in December 2011.

We have also been working on a second generation approach, which we refer to as our Advanced Expression System, or “AES”, that utilizes a mammalian-cell-based expression system for rBChE. While the AES technology is still at an early research stage, if our efforts are successful, we believe this cell-based approach could have significant advantages over the transgenic goat-based approach originally developed to produce Protexia®.  Specifically, we believe these advantages could include:

•	An established manufacturing platform, consistent with those used for other biotechnology products and with the U.S. government’s recent advanced manufacturing system initiative.

•	Final product with a pharmacokinetic (PK) profile that more closely resembles naturally occurring butyrylcholinesterase, or BChE, from human blood.

•	Higher production yields than a transgenic goat based approach.

•	Substantially lower costs of production to yield significant savings to our DoD and, potentially, civilian customers.

•	A more traditional regulatory path to FDA licensure.

•	Greater ability to scale up production if demand increases.

Based on data that demonstrated our ability to produce rBChE in the cell expression system and its ability to bind organophosphates, in August 2011 DoD awarded us a fixed price contract for up to approximately $5.7 million to support our on-going research into the production of rBChE using a mammalian-cell based advanced expression system (or AES).

ST-246®

ST-246® is an orally administered anti-viral drug candidate being developed by SIGA, a third party, to treat orthopox virus diseases including smallpox.  Pursuant to a court ruling in September 2011, the Company is entitled to share in a portion of net profits earned by SIGA on ST-246. ST-246 acts by blocking the ability of the virus to spread to other cells, preventing it from causing disease.  The FDA has designated ST-246 for “fast-track status” enabling potential expedited FDA review and approval.  In addition, ST-246 has been granted Orphan Drug designation for both the treatment and prevention of smallpox.

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

SIGA has stated publicly that there could be several potential uses for an effective smallpox antiviral drug: (1) pre-exposure prophylaxis to protect the non-immune who are at risk of exposure; (2) as a therapeutic to reduce mortality and morbidity among those individuals infected with the smallpox virus; and (3) as an adjunct to the smallpox vaccine to reduce the frequency of serious adverse events due to the live virus used for vaccination.

Consequently, based on statements made by both SIGA and the U.S. government, the market opportunity for ST-246 is among the largest of all the biodefense related markets.  For example, in a “justification for other than full and open competition” initially issued in December 2010 and supplemented in May 2011, the U.S. government identified a smallpox antiviral as a potentially important secondary prophylaxis option for the 4% of the US population (12 million persons) currently estimated to have an uncertain immune response to smallpox vaccine.  In May 2011 SIGA announced the execution of a 5 year contract with BARDA with a base value of $433 million for the procurement of 1.7 million courses of therapy of ST-246 and related development work and an option for the U.S. government to purchase an additional 12 million courses of therapy, bringing the total potential value of the contract at that time to approximately $2.8 billion.   In a June 2011 amendment made in response to a protest filed by a third party, this option was removed from the contract, which currently provides for purchases totaling approximately $412.5 million from the U.S. government.

International recognition of the threat of smallpox was evidenced by Israel’s operation Orange Flame 4 run in early 2010.  This disaster scenario exercise is run every other year, and most recently looked at a smallpox exposure scenario.  During this exercise the State of Israel reached out to SIGA to negotiate the hypothetical procurement of doses of ST-246.

In addition to procurement for the Strategic National Stockpile through BARDA and the CDC, the market opportunity for smallpox antivirals is potentially much broader, and could include potential purchases by the Department of Defense, state and other local governments, and even private purchasers.  We believe there is also interest in ST-246 by the World Health Organization, the North Atlantic Treaty Organization and nations such as Israel and the United Kingdom, among others.

The Court Decision/ PharmAthene Impact

SIGA common stock is currently traded on the NASDAQ under the symbol “SIGA”. Pursuant to an opinion issued September 22, 2011 by the Delaware Court of Chancery, we are entitled to receive 50% of the net profits over 10 years from all sales of ST-246 and related products, once SIGA earns the first $40 million in net profits.  The Court also awarded us one-third of our attorneys’ fees and expert witness costs.

Based on the Delaware Court’s decision, we believe the potential economic value of this award to PharmAthene over the 10 year period of enforcement could be significant. A study published by the International Society for Pharmaceutical Engineering, focusing on the differences between brand name, generic and biotech companies, which did not specifically focus on SIGA or ST-246, but explored general trends in various income and expense categories of pharmaceutical companies, concluded that typical costs of goods sold total 14% of revenues for the biotech segment of the pharmaceutical industry.  As a biodefense product targeted at a narrow market of national governments, we believe only modest sales and marketing effort is needed for ST-246 with correspondingly modest associated overhead costs.  Notwithstanding the foregoing, we have no first-hand knowledge of, and SIGA has not publicly disclosed, any information related to the potential margins or profitability of ST-246 and related products.  Moreover, even if SIGA is successful in selling ST-246 to the government, there can be no assurance that competitors, including Chimerix, Inc., will not succeed in developing and marketing smallpox antivirals that are more cost effective than ST-246.

SIGA indicated in its third quarter 2011 investor conference call that it expects that initial delivery of ST-246 to the U.S. government will begin in the first quarter of 2013.  Based on public statements from SIGA in its second quarter 2011 investor conference call, SIGA has also stated that it will be capable of producing one million treatment courses per year and will be able to fulfill delivery of the 1.7 million treatment courses under the contract by 2014.  However, SIGA’s ability to deliver product to the SNS, and the timing thereof, is subject to a number of significant risks and uncertainties (certain of which are outlined in SIGA’s filings with the SEC), as to which we have limited knowledge and which we have no ability to control, mitigate or fully evaluate.

Litigation Status

On September 22, 2011 the Delaware Court of Chancery issued its opinion in the case. SIGA has stated it intends to appeal this decision to the Delaware Supreme Court. We can provide no assurances that SIGA will not prevail on its appeal and that the Delaware Supreme Court will not overturn the trial court’s decision.

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

However, under the Project BioShield Act of 2004, or Project BioShield, the Secretary of the DHHS may, with the concurrence of the Secretary of the Department of Homeland Security, or DHS, and upon the approval of the President, contract to purchase unapproved countermeasures for the SNS in specified circumstances. The U.S. Congress is notified of a recommendation for a stockpile purchase after Presidential approval. Project BioShield specifies that a company supplying the countermeasure to the SNS is paid on delivery of a substantial portion of the countermeasure. To be eligible for purchase under these provisions, the Secretary of DHHS must determine that there are sufficient and satisfactory clinical results or research data, including data, if available, from preclinical and clinical trials, to support a reasonable conclusion that the countermeasure will qualify for approval or licensing within eight years.   The legislation also allows unlicensed products to be procured for the SNS so that they are available at the time an emergency is declared.

Project BioShield also allows the Secretary of DHHS to authorize the emergency use of medical products that have not yet been approved by the FDA. To exercise this authority, the Secretary of DHHS must conclude that:

•	the agent for which the countermeasure is designed can cause serious or life-threatening disease;

•	the product may reasonably be believed to be effective in detecting, diagnosing, treating or preventing the disease;

•	the known and potential benefits of the product outweigh its known and potential risks; and

•	there is no adequate alternative to the product that is approved and available.

Although this provision permits the Secretary of DHHS to circumvent the FDA approval process, its use would be limited to rare circumstances.

Our products will be eligible both for consideration for procurement into the SNS and for use in the event of an emergency, although there is no guarantee that our products will meet the criteria set forth by DHHS or the FDA for procurement and Emergency Use Authorization (“EUA”), respectively.

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

Changing Legal and Regulatory Landscape

Periodically legislation is introduced in the U.S. Congress that could change the statutory provisions governing the approval, manufacturing and marketing of drugs, including biological products.  For example, Congress enacted comprehensive health reform legislation that, among other things, creates a licensure pathway for “follow-on” biological products shown to be biosimilar to previously licensed biological products and permits litigation of patient infringement cases between patent owners and biosimilar manufacturers prior to market entry.  This legislation, known as the Biologics Price Competition and Innovation Act of 2009, or BPCIA, gives broad rulemaking discretion to the FDA for purposes of enacting the BPCIA.  Until the FDA develops recommendations for the application review process and the BPCIA is implemented, it is not possible to predict the impact of the BPCIA on our business.

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

Process and Analytical Development, and Manufacturing

While we have no drug substance or drug product development, analytical or manufacturing facilities of our own, we believe that acceptable alternatives are available through third-party contract manufacturing organizations (“CMOs”) and contract research organizations (“CROs”).  CMOs have experience in developing biological manufacturing processes and operating under cGMPs established by the Code of Federal Regulations and the Food, Drug and Cosmetic Act (Biologics) regulated by the FDA, and we rely on them for clinical and future commercial production of our product candidates.  CROs provide cGLP/cGMP-compliant services for product analytical tests.

For SparVax™, in June 2011 we announced the successful completion of the transfer of the rPA bulk drug substance manufacturing to a new CMO, Fujifilm Diosynth Biotechnologies. Subsequently in 2011 we successfully completed a 1,500 liter engineering run and a 1,500 liter cGMP run of SparVax™ bulk drug substance at the Fujifilm Diosynth Biotechnologies site.  Formulation and filling of the final drug product, adjuvanted rPA, is performed at Baxter Pharmaceutical Solutions LLC, located in the United States.  The final dosage presentation is in unit dose syringes. All analytical data generated to date demonstrate that the bulk drug substance manufactured at Fujifilm Diosynth Biotechnologies is comparable to bulk drug substance manufactured previously at Avecia in the UK.

For Valortim®, the cell culture and purification process was developed by BMS, and results in a commercially feasible and high purity product.  We have successfully manufactured bulk drug substance at large scale following technology transfer to a CMO, Laureate Biopharma.  The final drug product has been formulated and filled, tested and released for use in clinical trials and non-clinical studies.

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

The following table identifies each of our issued and non-abandoned patents and published pending applications

Patent/Patent Application	Patent Number/ Application Number	Country of Issue/Filing	Issue Date/File Date	Expiration Date
Long Half-Life Recombinant Butyrylcholinesterase	US07/017279 12/309909 2009-523781 07811030.1 2659809 2007281998 196,871	WO U.S. Japan Europe Canada Australia Israel	August 2, 2007 February 2, 2009 February 4, 2009 August 2, 2007 February 3, 2009 February 10, 2009 February 4, 2009	August 3, 2027 August 3, 2027 August 3, 2027 August 3, 2027 August 3, 2027 August 3, 2027 August 3, 2027

Method for Assaying Antigens	GB07/001353 12/226101 2009-504819 2010914 2,648,850 2007242647 194459	WO U.S. Japan Europe Canada Australia Israel	April 12, 2007 October 7, 2008 October 10, 2008 November 10, 2008 October 9, 2008 October 24, 2008 October 2, 2008	April 13, 2027 April 13, 2027 April 13, 2027 April 13, 2027 April 13, 2027 April 13, 2027 April 13, 2027

Anthrax Vaccine Formulation and Uses Thereof	GB2009/051293 12/998245 2011-529634 09785720.5 2,738,621 2009299615 212118	WO U.S. Japan Europe Canada Australia Israel	October 2, 2009 October 2, 2009 October 2, 2009 October 2, 2009 October 2, 2009 October 2, 2009 October 2, 2009	October 2, 2029 October 2, 2029 October 2, 2029 October 2, 2029 October 2, 2029 October 2, 2029 October 2, 2029

Stable vaccine compositions and methods of use	12/321564 GB2009/050051 2011-546933 09785211.5 2,750,321 2009338516 214211	U.S. WO Japan Europe Canada Australia Israel	January 22, 2009 January 22, 2009 January 22, 2009 January 22, 2009 July 20, 2009 January 22, 2009 January 22, 2009	January 23, 2029 January 23, 2029 January 23, 2029 January 23, 2029 January 23, 2029 January 23, 2029 January 23, 2029

Recombinant Butyrlcholinesterase & Truncates thereof	PCT/US10/03225	WO	December 21, 2010	December 21, 2030

In addition, we are a party to various exclusive and non-exclusive licenses, which provide access to intellectual property and know-how useful for our products.  We are a party to license agreements with The Defence Science and Technology Laboratory of the United Kingdom Ministry of Defence (“DSTL”) originally executed May and December 2006, and amended and restated in February 2009.  These agreements allow for the licensing of certain patents and technology useful in our rPA program.  Upon commercialization of a product covered by a license, the license agreements require that we make royalty payments equal to a specified percentage of future sales of products for both government procurement and commercial markets.  No royalty payments on these licenses have been incurred.  Some of our licenses, which generally extend for the life of any applicable patent, require us to pay royalties on sales of products that may be derived from or produced using the licensed technology.  We derive rights to the patents, patent applications and know-how relating to Valortim® through our collaboration arrangement with BMS, which owns such rights.  For additional information on our license agreements, please refer to Note 10—Commitments and Contingencies—License Agreements in the Notes to our Consolidated Financial Statements.

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

Research and Development Costs

During the years ended December 31, 2011 and 2010, we incurred $21.2 million and $20.9 million, respectively, of expenses related to our research and development programs.

Competition

The pharmaceutical industry is characterized by rapidly evolving technology and intense competition.  A large number of companies of all sizes engage in activities similar to our activities and many of our competitors have substantially greater financial and other resources available to them.

Anthrax Product Competition

With respect to the development of a recombinant PA-based vaccine, we are aware of two other companies developing competing vaccines that are in the clinical stage of development:  Emergent BioSolutions, Inc., which is the sole supplier to the U.S. government of the only currently FDA-licensed anthrax vaccine - BioThrax® Anthrax Vaccine Adsorbed, and Panacea Biotec Ltd.  There are a number of companies with anthrax vaccines in preclinical development including Bavarian Nordic, Dynavax, Green Cross, PaxVax, Vaxin, and Pfenex.

Monoclonal antibodies (“MAbs”) directed against PA are being developed for post-exposure prophylaxis and as symptomatic therapy for anthrax infection.  There are a limited number of companies we are aware of with anti-anthrax MAbs and/or polyclonal antibodies in development, including: Cangene Corporation, Human Genome Sciences, Inc., Elusys Therapeutics, Inc., Emergent BioSolutions, Inc., IQ Corporation BV, and Planet Biotechnology.

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

Employees

As of December 31, 2011, we employed 73 persons on a full-time basis and 2 on a part-time basis, including 44 individuals engaged in research and development activities and 31individuals engaged in general and administrative functions, such as human resources, finance, accounting, legal and investor relations.  At that date, our staff included 14 employees with Ph.D. or M.D. degrees.  None of our employees are party to any collective bargaining agreement, and we believe that our relationship with our employees is good. In the first quarter 2012 we completed a reduction in force that resulted in the termination of 11 employees and elimination of an additional nine vacant positions.

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

We have incurred significant losses since we commenced operations.  For the years ended December 31, 2011, 2010 and 2009 we incurred net losses of approximately $3.8 million, $34.8 million, and $32.3 million, respectively, and had an accumulated deficit of approximately $193.7 million at December 31, 2011. As of such date, we had working capital of approximately $15.0 million and equity of $15.9 million. Our losses to date have resulted principally from research and development costs related to the development of our product candidates, general and administrative costs related to operations, and costs related to the Avecia Acquisition. Currently our development efforts are primarily focused on one product candidate, SparVax.

If we continue to incur losses and are not able to raise adequate funds to cover those losses, we may be required to curtail significantly our development and commercialization activities.  This would have a material adverse effect on our business, financial condition and/or results of operations.

We expect that we will incur substantial losses for the foreseeable future as a result of increases in our research and development costs, including costs associated with conducting preclinical testing, clinical trials and regulatory compliance activities.

Our likelihood for achieving profitability will depend on numerous factors, including success in:

•	Timing, amount and profitability of sales of ST-246, if any;

•	developing our existing products and developing and testing new product candidates;

•	continuing to receive government funding and identifying new government funding opportunities;

•	receiving regulatory approvals;

•	carrying out our intellectual property strategy;

•	establishing our competitive position;

•	pursuing third-party collaborations;

•	acquiring or in-licensing products; and

•	manufacturing and marketing products.

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

Under the terms of our agreements with Avecia, we are required to pay Avecia (now a subsidiary of Fujifilm) $5 million within 90 days of entering into a multi-year funded development contract that was to be issued by BARDA under solicitation number RFP-BARDA-08-15 (or any substitution or replacement thereof) for the further development of SparVaxTM.  RFP-BARDA-08-15 was cancelled by BARDA in December 2009.  Accordingly, our obligation to pay the $5 million payment would mature only upon our receipt of a substitution or replacement thereof.  We have received funds from BARDA and other U.S. government agencies under various development agreements between us and BARDA.  Any development contract deemed to be a substitute or replacement of RFP-BARDA-08-15 could trigger our obligation to make the $5 million payment.

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

In addition to the risks that ordinarily accompany the development and commercialization of biodefense products, including with respect to government contracting activities (including protests filed by third parties), competition (which with respect to ST-246 includes potential competing products being developed by Chimerix, Inc.), FDA and other regulatory approval and commercialization efforts, which are described elsewhere in these risk factors, our interest in sales of SIGA’s product ST-246 and related products is subject to additional risks, including, but not limited to the following.

On September 22, 2011 the Delaware Court of Chancery issued its opinion in our case against SIGA. SIGA has stated it intends to appeal this decision to the Delaware Supreme Court.  We can provide no assurances that SIGA will not prevail on its appeal and that the Delaware Supreme Court will not overturn the trial court’s decision awarding us a 10 year 50% net profit interest in sales of ST-246 and related products or that sales of ST-246 (if any) in the future will result in our receiving any payments from SIGA.

In addition, SIGA’s ability to deliver product to the SNS (and potential foreign government purchasers), and the timing and profitability thereof, is subject to a number of significant risks and uncertainties (certain of which are outlined in SIGA’s filings with the SEC) as to which we have limited knowledge and no ability to control, mitigate or fully evaluate.  We have no first-hand knowledge of, and SIGA has not publicly disclosed, any information related to the potential margins or profitability of ST-246 and related products.

Risks Related to Product Development and Commercialization

We have not commercialized any products or recognized any revenues from sales.  All of our product candidates are still under development, and there can be no assurance of successful commercialization of any of our products.

We have not commercialized any products or recognized any revenues from product sales.  In general, our research and development programs are at early stages.  There can be no assurances that one or more of our future product candidates will not fail to meet safety standards in human testing, even if those product candidates are found to be effective in animal studies.  To develop and commercialize biodefense treatment and prophylactic product candidates, we must provide the FDA and foreign regulatory authorities with human clinical and non-clinical animal data that demonstrate adequate safety and effectiveness.  To generate these data, we will have to subject our product candidates to significant additional research and development efforts, including extensive non-clinical studies and clinical testing.  We cannot be sure that our approach to drug discovery will be effective or will result in the development of any drug.  Currently our development efforts are primarily focused on one product candidate, SparVax™. Even if our product candidates are successful when tested in animals, such success would not be a guarantee of the safety or effectiveness of such product candidates in humans.

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

A key component of our business strategy is the in-licensing of compounds and products developed by other pharmaceutical and biotechnology companies or academic research laboratories.  In addition, we have entered into licensing and research and development agreements with a number of other parties and collaborators.  There can be no assurances that the research and development conducted pursuant to these agreements will result in revenue generating product candidates.  If our suppliers, vendors, licensors, or other collaboration partners experience financial difficulties as a result of the weak economy, or if they are acquired as part of the current wave of consolidations in the pharmaceutical industry (such as, for example, with the acquisitions of Medarex by Bristol-Myers Squibb and Diosynth Biotechnologies, Inc.’s parent company by Merck & Co., Inc. in 2009 and of Avecia’s CMO subsidiary (Avecia Biologics) by Merck in 2010 and the subsequent acquisition of these two entities by Fujifilm in 2011), their priorities or our working relationship with them might change.  As a result, they might shift resources away from the research, development and/or manufacturing efforts intended to benefit our products, which could lead to significant delays in our development programs and potential future sales.  In addition, we currently only have a research license from our partner for the work on the AES for rBChE.  There can be no assurance that we will be able to secure exclusive rights from our collaborator to develop and commercialize this technology.  Finally, our current licensing, research and development, and supply agreements may expire and may not be renewable or could be terminated if we do not meet our obligations.

If we are not able to identify new licensing opportunities or enter into other licensing arrangements on acceptable terms, we may be unable to develop a diverse portfolio of products.  For our future collaboration efforts to be successful, we must first identify partners whose capabilities complement and integrate well with ours.  We face, and will continue to face, significant competition in seeking appropriate collaborators.  Collaboration arrangements are complex and time consuming to negotiate, document and implement.  We may not be successful in our efforts to establish and implement collaborations or other similar arrangements.  The terms of any collaboration or other arrangements that we establish may not be favorable to us.  Furthermore, technologies to which we gain access may prove ineffective, become obsolete, or unsafe or our partners may prove difficult to work with or less skilled than we originally expected.  In addition, any past collaborative successes are no indication of potential future success.

We may also pursue strategic acquisitions to further our development and commercialization efforts, which could result in our incurring significant out of pocket costs as well as expending management time and those of other employees.  To achieve the anticipated benefits of an acquisition, we must integrate the acquired company’s business, technology and employees in an efficient and effective manner.  The successful combination of companies in a rapidly changing biodefense industry may be more difficult to accomplish than in other industries.  The combination of two companies requires, among other things, integration of the companies’ respective technologies and research and development efforts.  We cannot assure you that any integration will be accomplished smoothly or successfully.  The difficulties of integration are increased by the need to coordinate geographically separated organizations and address possible differences in corporate cultures and management philosophies.  The integration of certain operations will require the dedication of management resources that may temporarily distract attention from the day-to-day operations of the combined companies.  The business of the combined companies may also be disrupted by employee retention uncertainty and lack of focus during integration.  The inability of management to integrate successfully the operations of the two companies, in particular, to integrate and retain key scientific personnel, or the inability to integrate successfully two technology platforms, could have a material adverse effect on our business, results of operations and financial condition.

Necessary Reliance on the Animal Rule in Conducting Trials is Time-Consuming and Expensive.

As further described above under “Business—U.S. Government Regulatory Pathway—General”, to obtain FDA approval for our biological warfare defense products under current FDA regulations, we are required to utilize animal model studies for efficacy and provide animal and human safety data under the “Animal Rule.”  For many of the biological and chemical threats, animal models are not yet available, and as such we are developing, or will have to develop, appropriate animal models, which is a time-consuming and expensive research effort.  Further, we may not be able to sufficiently demonstrate the animal correlation to the satisfaction of the FDA, as these corollaries are difficult to establish and are often unclear.  The FDA may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products.  Further, other countries have not, at this time, established criteria for review and approval of these types of products outside their normal review process; i.e., there is no “Animal Rule” equivalent, and consequently there can be no assurance that we will be able to make a submission for marketing approval in foreign countries based on such animal data.

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

We and our CMOs will also be required to comply with the applicable FDA current Good Manufacturing Practice, or cGMP, regulations.  These regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation.  Manufacturing facilities are subject to inspection by the FDA.  These facilities must be approved to supply licensed products to the commercial marketplace.  We and our contract manufacturers may not be able to comply with the applicable cGMP requirements and other FDA regulatory requirements.  Should we or our contract manufacturers fail to comply, we could be subject to fines or other sanctions or could be precluded from marketing our products.  In particular, we engaged a new contract manufacturer, Fujifilm Diosynth Biotechnologies to replace Avecia to manufacture bulk drug substance for SparVax™ and engaged in a technology transfer process to this new contract manufacturer.  Fujifilm Diosynth Biotechnologies had not manufactured this bulk drug substance before.  There can be no assurance that this new contract manufacturer will be able to manufacture sufficient amounts of cGMP quality bulk drug substance necessary for us to meet our obligations to the U.S. government

 We may fail to fully realize the potential of Valortim® and of our co-development arrangement with BMS, our partner in the development of Valortim®, which would have an adverse effect upon our business.  Only two Phase I clinical trials for Valortim® have been completed at this point.  As discussed in “—Risks Related to Our Dependence on U.S. Government Contracts” most of our immediately foreseeable future revenues are contingent upon grants and contracts from the U.S. government and we may not achieve sufficient revenues from these agreements to attain profitability.

Before we may begin selling any doses of Valortim®, we will need to conduct more comprehensive safety trials in a significantly larger group of human subjects.  We will be required to expend a significant amount to finalize manufacturing capability through a contract manufacturer to provide material to conduct the pivotal safety and efficacy trials.  If our contract manufacturer is unable to produce sufficient quantities at a reasonable cost, or has any other obstacles to production, then we will be unable to commence these required clinical trials and studies.  Even after we expend sufficient funds to complete the development of Valortim® and if and when we enter into an agreement to supply Valortim® to the U.S. government, we will be required to share any and all profits from the sale of products with our partner in accordance with a pre-determined formula. Future government funding for Valortim® is unlikely in the near term. There can be no assurance we will be successful in obtaining additional financial support for this program.

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

In addition, if a product liability claim is brought against us, the cost of defending the claim could be significant and any adverse determination may result in liabilities in excess of our insurance coverage.  Although our anthrax countermeasures are covered under the general immunity provisions of the U.S. Public Readiness and Emergency Preparedness Act (the “Public Readiness Act”), there can be no assurance that the U.S. Secretary of Health and Human Services will make other declarations in the future that cover any of our other product candidates or that the U.S. Congress will not act in the future to reduce coverage under the Public Readiness Act or to repeal it altogether.  For further discussion of that act, see “—Legislation limiting or restricting liability for medical products used to fight bioterrorism is new, and we cannot be certain that any such protection will apply to our products or if applied what the scope of any such coverage will be.”  Additionally, we are considering applying for indemnification under the U.S. Support Anti-terrorism by Fostering Effective Technologies (SAFETY) Act of 2002 which preempts and modifies tort laws so as to limit the claims and damages potentially faced by companies who provide certain “qualified” anti-terrorism products.  However, we cannot be certain that we will be able to obtain or maintain coverage under the SAFETY Act or adequate insurance coverage on acceptable terms, if at all.

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

Funding is subject to Congressional appropriations generally made on an annual basis even for multi-year contracts. More generally, due to the ongoing economic downturn, the accompanying fall in tax revenues and the U.S. government’s efforts to stabilize the economy, the U.S. government may be forced or choose further to reduce or delay spending in the biodefense field or eliminate funding of certain programs altogether, which could decrease the likelihood of future government contract awards or that the government would procure products from us.  Future funding levels for two of our key government customers, BARDA and DoD, for the advanced development and procurement of medical countermeasures are uncertain, and may be subject to budget cuts as the U.S. Congress and the President look to reduce the nation’s budget deficit.

For example, due to DoD budget constraints and concerns about potential duration of protection with the current route of Protexia® administration, the DoD did not extend our September 2006 contract for Protexia®, which contract expired on December 31, 2010.  As a result of DoD’s decision not to continue funding Protexia® development, we closed down our Protexia®-related operations.  We incurred wind-down costs in the fourth quarter of 2010 and approximately $0.5 million in 2011, for which we do not anticipate reimbursement by the government.  We also wrote down the net book value of our Protexia® related assets recognizing approximately $4.6 million of impairment charges for the year ended December 31, 2010.

Further, BARDA has expressed concerns regarding our past performance and our ability to successfully complete the current objectives within the existing cost ceiling and schedules under our contract for the development of SparVaxTM. BARDA has requested that we submit a proposal to modify the existing activities under our current contract to reallocate funding to evaluate the safety and immunogenicity of vaccine manufactured from bulk drug substance produced at Fujifilm Diosynth Biotechnologies in a Phase II human clinical trial.  These modifications may result in reduced funding of our activities by BARDA.  Further, if we are unable to perform adequately under this contract, including meeting milestones within one month of their due dates, we may be at increased risk that BARDA will curtail our activities under, or terminate, that contract.

 Our current development contract for Valortim® with NIAID expired January 31, 2012.  While the Company has reached out to BARDA to explore potential future funding alternatives and submitted a proposal for additional funding under a BARDA BAA, future government funding is unlikely in the near term and remains uncertain. There can be no assurance we will be successful in obtaining additional financial support for this program.

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

Due to the ongoing economic downturn, the accompanying decrease in tax revenues, and the U.S. government’s efforts to stabilize the economy, the U.S. government may be forced or choose further to reduce or delay spending in the biodefense field or eliminate funding of certain programs altogether, which could decrease the likelihood of future government contract awards, the likelihood that the government will exercise its right to extend any of its existing contracts with us and/or the likelihood that the government would procure products from us.

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

For example, in March 2010, a third-party filed a bid protest with the GAO challenging the February 2010 decision of the DHHS to modify its existing research and development contract with us for the development of SparVaxTM.  In March 2010 DHHS suspended performance under the modification pursuant to the automatic stay provisions of the FAR, pending a decision by the GAO on the protest.  While the bid protest was ultimately denied, and the related DHHS “stop work” order canceled in June 2010, the protest contributed to a reduction in revenues and cash and cash equivalents over the period that work could not be performed under the modification.  In addition, we incurred unexpected general and administrative expenses to intervene in the protest. In October 2010 a losing bidder filed a successful protest with the small business administration claiming that SIGA did not qualify as a small business entitled to a contract award under RFP-BARDA-09-35 for a smallpox antiviral. When the government subsequently issued a contract to SIGA in May 2011 without the small business requirement, this same losing bidder filed a second protest, this time with the GAO. While this protest was withdrawn, in exchange for dropping the protest, the government agreed to removed an option from the contract permitting the government to purchase up to 12 million additional courses of therapy of ST-246 beyond the base purchase of 1.7 million courses of therapy.

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

We must comply with numerous laws and regulations relating to the formation, administration and performance of government contracts, which can make it more difficult for us to retain our rights under these contracts.  These laws and regulations affect how we conduct business with government agencies.  Among the most significant government contracting regulations that affect our business are:

•	the Federal Acquisition Regulation, or FAR, and agency-specific regulations supplemental to the Federal Acquisition Regulation, which comprehensively regulate the procurement, formation, administration and performance of government contracts;

•	the business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and incorporate other requirements such as the Anti-Kickback Act, the Procurement Integrity Act, the False Claims Act and Foreign Corrupt Practices Act;

•	export and import control laws and regulations; and

•	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data

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

Risks Related to Dependence on or Competition From Third Parties

The amount of revenue, if any, we realize from our profit split interest in ST-246 and related products is among other things, dependent on SIGA’s ability to finish development and deliver ST-246 and related products to the U.S. and foreign governments.

SIGA’s ability to deliver product to the SNS (and potential foreign government purchasers), and the timing and profitability thereof, is subject to a number of significant risks and uncertainties (certain of which are outlined in SIGA’s filings with the SEC) as to which we have limited knowledge and no ability to control, mitigate or fully evaluate along with many of the risks related to drug development and commercialization set forth elsewhere in this “Risk Factors” Section.  We have no first-hand knowledge of, and SIGA has not publicly disclosed, any information related to the potential margins or profitability of ST-246 and related products.

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

The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions, and, therefore, validity and enforceability cannot be predicted with certainty.  To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents.  We currently have five pending U.S. patent applications, and have a limited number of foreign patents and pending international and foreign patents applications.  In addition, we have rights under numerous other patents and patent applications pursuant to exclusive and non-exclusive license arrangements with licensors and collaborators.  However, there can be no assurance that patent applications owned or licensed by us will result in patents being issued or that the patents, whether existing or issued in the future, will afford protection against competitors with similar technology.  Any conflicts resulting from third-party patent applications and patents could significantly reduce the coverage of the patents owned, optioned by or licensed to us or our collaborators and limit our ability or that of our collaborators to obtain meaningful patent protection.

Further, our commercial success will depend significantly on our ability to operate without infringing the patents and proprietary rights of third parties.  We are aware of one U.S. patent covering recombinant production of an antibody and a license may be required under such patent with respect to Valortim®, which is a monoclonal antibody and uses recombinant production technologies.  Although the patent owner has granted licenses under such patent, we cannot provide any assurances that we will be able to obtain such a license or that the terms thereof will be reasonable.  If we do not obtain such a license and if a legal action based on such patent was to be brought against us or our distributors, licensees or collaborators, we cannot provide any assurances that we or our distributors, licensees or collaborators would prevail or that we have sufficient funds or resources to defend such claims.

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

Risks Related to Our Common Stock

If we do not meet the continued listing standards of the NYSE Amex our common stock could be delisted from trading, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.

Our common stock is listed on the NYSE Amex, a national securities exchange, which imposes continued listing requirements with respect to listed shares.  In July 2010, we received a letter from the NYSE Amex, stating that we were not in compliance with the exchange’s continued listing standards, specifically, Sections 1003(a)(i), (ii) and (iii) of the NYSE Amex Company Guide, because we had stockholders’ equity of less than $6 million and continued to sustain losses from continuing operations.

On August 25, 2010, we submitted a plan to the NYSE Amex addressing how we intend to regain compliance with the continued listing standards by January 26, 2012, the end of the eighteen-month compliance period under NYSE Amex rules.   The NYSE Amex has confirmed our understanding that we have regained compliance with the continuing listing standards at issue in the July 2010 letter. If, however, in the future we fail to satisfy the continued listing standards, such as, for example, the requirement that our shares not trade “for a substantial period of time at a low price per share” or that we not dispose of our principal operating assets or discontinue a substantial portion of our operations, among other requirements, the NYSE Amex may issue another non-compliance letter or initiate delisting proceedings.

If our securities are delisted from trading on the NYSE Amex and we are not able to list our securities on another exchange or to have them quoted on Nasdaq, our securities could be quoted on the OTC Bulletin Board or on the “pink sheets.”  As a result, we could face significant adverse consequences including:

•	a limited availability of market quotations for our securities;

•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage for us; and

•	a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3 or obtain additional financing in the future.

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

The issuance of our securities in the future may depress the market price of our stock, and any such financing(s) will dilute our existing shareholders.

In addition, as of December 31, 2011 we had outstanding options to purchase approximately 6.3 million shares of common stock (not including restricted shares).  Additional shares are reserved for issuance under our 2007 Long-Term Incentive Compensation Plan.  Our stock options are generally exercisable for ten years, with a significant portion exercisable either immediately or beginning one year after the date of the grant.

We filed two registration statements on Form S-3 (File No. 333-161587 and 333-176607) covering the resale of shares issued upon conversion of our 10% convertible notes and issuable upon exercise of related warrants by certain of our affiliates, among other security holders.  Both registration statements have been declared effective.  We are obligated under the terms of the related registration rights agreement to keep these registration statements effective.  The sale by these security holders of their shares pursuant to the registration statement or otherwise could depress the market price of our common stock.

Finally, as of December 31, 2011, we had issued and outstanding additional warrants to purchase up to approximately 5.6 million shares of common stock.

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

We have not paid any dividends on our common stock in 2011, 2010, or 2009 and do not intend to declare any dividends in the foreseeable future.  While subject to periodic review, our current policy is to retain all earnings, if any, primarily to finance our future growth.  We make no assurances that we will ever pay dividends, cash or otherwise.  Whether we pay any dividends in the future will depend on our financial condition, results of operations, and other factors that we will consider.

Item 1.B.    Unresolved Staff Comments.

 Not applicable.

Item 2.     Properties.

Our principal executive offices are located at One Park Place, Suite 450, Annapolis, MD 21401 and are comprised of approximately 21,900 square feet.  The lease expires in 2017.  We have also leased approximately 2,300 square feet of office space in Durham, North Carolina.  This lease expires on December 31, 2012.

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

SIGA has stated it intends to appeal this decision to the Delaware Supreme Court.  We can provide no assurances that SIGA will not prevail on its appeal and that the Delaware Supreme Court will not overturn the trial court’s decision awarding us a 10 year 50% net profit interest in sales of ST-246 and related products.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market

Our common stock trades on the NYSE Amex under the symbol “PIP”. The following table sets forth the range of high and low trading prices of our common stock on the NYSE Amex for the past two years during the fiscal periods shown.

Fiscal Year 2011	High	Low

4th Quarter Ended December 31	$1.88	$1.07
3rd Quarter Ended September 30	$3.35	$1.74
2nd Quarter Ended June 30	$4.08	$2.41
1st Quarter Ended March 31	$4.58	$3.01

Fiscal Year 2010	High	Low

4th Quarter Ended December 31	$4.96	$1.28
3rd Quarter Ended September 30	$1.77	$1.26
2nd Quarter Ended June 30	$1.80	$1.25
1st Quarter Ended March 31	$2.54	$1.40

Holders

As of February 29, 2012 in accordance with our transfer agent records, we had 78 record holders of our common stock.  The number of record holders is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividends

We have not paid any dividends on our common stock in 2011 and 2010 and do not intend to declare any dividends in the foreseeable future.  While subject to periodic review, the current policy of our Board of Directors is to retain all earnings, if any, primarily to finance our future growth.  We make no assurances that we will ever pay dividends, cash or otherwise.  Whether we pay any dividends in the future will depend on our financial condition, results of operations, and other factors that the Board of Directors will consider.

Purchases of Equity Securities

The table below sets forth acquisitions of our common stock by the Company and its affiliated purchasers during the quarter ended December 31, 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

October 1, 2011 - October 31, 2011	-	$-	-	-

November 1, 2011 - November 30, 2011	-	-	-	-

December 1, 2011 - December 31, 2011	7,863	1.27	-	-

Total	7,863	$1.27	-	-

(1) Includes 7,863 shares surrendered to the Company by an employee to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted stock.

(2) Average price paid per share reflects the closing price of PharmAthene’s common stock on the trading day on which the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, which present our results of operations for the years ended December 31, 2011 and 2010 as well as our financial positions at December 31, 2011 and 2010, contained elsewhere in this Annual Report on Form 10-K.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.  You should review the “Special Note Regarding Forward Looking Statements” and “Risk Factors” sections of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biodefense company engaged in the development and commercialization of next generation medical countermeasures against biological and chemical threats.  Our biodefense portfolio as of December 31, 2011 included the following product candidates:

•	SparVax™, a second generation recombinant protective antigen (“rPA”) anthrax vaccine,

•	Valortim®, a fully human monoclonal antibody for the prevention and treatment of anthrax infection, and

•	rBChE (recombinant butyrylcholinesterase), countermeasures for nerve agent poisoning by organophosphorous compounds, including nerve gases and pesticides.

In addition, we were awarded by the Delaware Court of Chancery in September 2011 the right to receive 50% of all net profits related to the sale of SIGA Technologies, Inc. ST-246 and related products for 10 years following initial commercial sale of the drug once SIGA earns $40 million in net profits from sales of ST-246 and related products. SIGA has appealed this decision to the Delaware Supreme Court, which appeal is still pending.

Critical Accounting Policies

Revenue Recognition

We generate our revenue from three different types of contractual arrangements: cost-plus-fee contracts, fixed price contracts and cost reimbursable grants.  Costs consist primarily of actual internal labor charges and external subcontractor costs incurred plus an allocation of applied fringe benefits, overhead and general and administrative expenses as defined in the contract.

Revenues on cost-plus-fee contracts are recognized in an amount equal to the costs incurred during the period plus an estimate of the applicable fee earned.  The estimate of the applicable fee earned is determined by reference to the contract:  if the contract defines the fee in terms of risk-based milestones and specifies the fees to be earned upon the completion of each milestone, then the fee is recognized when the related milestones are earned under the “milestone method of revenue recognition”.  Otherwise, we compute fee income earned in a given period by using a proportional performance method based on costs incurred during the period as compared to total estimated project costs and application of the resulting fraction to the total project fee specified in the contract.

Under the milestone method of revenue recognition, substantive milestone payments, including milestone payments for fees, contained in research and development arrangements under our contracts with the U.S. government are recognized as revenue when: (i) the milestones are achieved; (ii) no further performance obligations with respect to the milestone exist; (iii) collection is reasonably assured; and (iv) substantive effort was necessary to achieve the milestone.  Milestones are considered substantive if all of the following conditions are met: (1) it is commensurate with either our performance to meet the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from our performance to achieve the milestone, (2) it relates solely to past performance, and (3) the value of the milestone is reasonable relative to all the deliverables and payment terms (including other potential milestone consideration) within the arrangement. If a milestone is deemed not to be substantive, the Company recognizes the portion of the milestone payment as revenue that correlates to work already performed; the remaining portion of the milestone payment is deferred and recognized as revenue as the Company completes its performance obligations.

For fixed price contracts with the U.S. government without substantive milestones as described above, revenue is recognized under the percentage-of-completion method in accordance with the applicable accounting guidance for long term contracts.  The percentage-of completion method recognizes income as the contract progresses; recognition of revenue and profits generally related to the costs incurred in providing the services required under the contract.  The use of the percentage-of completion method depends on the ability to make reasonable dependable estimates.  The fact that circumstances may necessitate frequent revision of estimates does not indicate that the estimates are unreliable for the purpose for which they are used. Estimating is an integral part of our business activities, and we may have to revise estimates on contracts continually as the work progresses.

We analyze each cost reimbursable grant to determine whether we should report such reimbursements as revenue or as an offset to our expenses incurred.  In 2011 and 2010, we recorded approximately $0.7 million and $2.9 million, respectively, of costs reimbursed by the government as an offset to research and development expenses.

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

At December 31, 2011, unbilled accounts receivable were $3.0 million.

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

Share-Based Payments

We have a long-term incentive plan (the “LTIP”) under which options to purchase shares of our common stock may be granted to employees, consultants and directors at a price no less than the quoted market value on the date of grant. The LTIP also provides for awards in the form of stock appreciation rights, restricted or unrestricted stock awards, stock-equivalent units or performance-based stock awards.

We account for share-based awards to employees and non-employee directors pursuant to FASB ASC Topic 718, Compensation – Stock Compensation, which requires that compensation cost resulting from share-based payment transactions be recognized in the financial statements at fair value over the service period. The amount of compensation expense recognized using the fair value method requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our stock option grants. We use the Black-Scholes-Merton model to estimate the fair value of our option grants. The fair value calculated by this model is a function of several factors, including grant price, the risk-free interest rate, the estimated term of the option and the estimated future volatility of the option. The estimated term and estimated future volatility of the options require our judgment.

Intangible Assets and Goodwill

In 2010 all of the patents associated with Protexia® were written down by approximately $0.8 million associated with the decision to shut down the Canadian operation upon the expiration of the Protexia® contract with the DoD. There were no patents capitalized as of December 31, 2011 and December 31, 2010.

Goodwill represents the excess of purchase price over the fair value of net identifiable assets associated with acquisitions.  We review the market value of the company as set by its stock price and the number of outstanding shares as of the end of the year. If that value is greater than the net book value of the company’s equity, no further analysis is needed. Changes in the Company’s business strategy or adverse changes in market conditions could impact the impairment analyses and require the recognition of an impairment charge equal to the excess of the carrying value over its estimated fair value.

Results of Operations

Revenue

We recognized revenue of $24.3 million and $21.0 million during the years ended December 31, 2011 and 2010, respectively.

Our revenue was derived primarily from contracts with the U.S. government for the development of SparVax™ and Valortim®.  Our revenue for the year ended December 31, 2011 changed from 2010 primarily due to the following:

•	Under our contract for the development of SparVax™, we recognized approximately $19.3 million and $11.7 million of revenue for the years ended December 31, 2011 and 2010, respectively. The increase in revenue for the SparVax™ program during 2011 is attributable to additional work in preparation and execution of the scale up campaign at our U.S.-based SparVax™ bulk drug substance manufacturer as well as an increase in our billing rate to the customer. Additional activities related to the establishment of analytical and stability-indicating assays for characterization of the product. Of the revenue amounts set forth above, $3.5 million in 2011 and $1.8 million in 2010 represent substantive milestone payments that were tied to our successful achievement of certain technical activities.

•	Under the September 2007 contract for the advanced development of Valortim®, we recognized approximately $3.7 million and $3.0 million of revenue for the years ended December 31, 2011 and 2010, respectively. Revenue in 2011 reflects both clinical and non clinical work following the release of the FDA partial clinical hold in December 2010. Final patient dosing in clinical trial was completed in April 2011 and the in-life portion of the trial ended in the third quarter 2011. Revenue in 2010 was largely attributable to reimbursement of costs related to clinical and non-clinical studies, including work in connection with the investigation related to the partial clinical hold and certain manufacturing-related activities. The current government contract funding from NIAID of Valortim® development activities ended January 31, 2012. BARDA has told us that it does not believe it will have funds to support further work on Valortim® during the government’s fiscal year ending September 30, 2012, and thus future government funding for Valortim® is unlikely in the near term and remains uncertain. There can be no assurance we will be successful in obtaining additional financial support for this program.

•	Under the September 2006 contract for the advanced development of Protexia®, we recognized approximately $ 5.8 million in the year ended December 31, 2010, of which $0.7 million in 2010 represent substantive milestone payments that were tied to our successful achievement of certain technical activities. The decline in revenue is attributed to completion of major development activities for this program in past years. We generated additional revenue of $0.7 million under the $5.7 million August 2011 fixed price contract with the DoD for the development of the AES for rBChE, our nerve agent medical countermeasure, in the year ended December 31, 2011.

Research and Development Expenses

Our research and development expenses were approximately $21.2 million and $20.9 million for the years ended December 31, 2011 and 2010, respectively.  For both periods, these expenses resulted from research activities required for the development of the Valortim® and SparVax™ programs as well as to a much lesser extent from activities related to Protexia® in the first quarter 2011.  Direct expenses included salaries and other costs of personnel, raw materials and supplies, and an allocation of indirect expenses.  We also incurred third-party costs, such as contract research, consulting and clinical development costs for individual projects.  Research and development expenses for the years ended December 31, 2011 and 2010 were net of cost reimbursements under certain of our government grants of $0.7 million and $2.9 million, respectively.  Included in the 2010 grants were $0.9 million in therapeutic discovery tax grants.

Research and development expenses for the years ended December 31, 2011 and 2010 were attributable to research programs as follows:

	Years ended December 31,
($ in millions)	2011	2010
Anthrax therapeutic and vaccines	$18.8	$15.2
Chemical nerve agent protectants	0.6	4.7
Recombinant dual antigen plague vaccine	-	0.1
Internal research and development	1.8	0.9
Total research and development expenses	$21.2	$20.9

For the year ended December 31, 2011, research and development expenses increased $0.3 million from the prior year.  This change was primarily due to the increased technical activity and the achievement of key technical milestones on our SparVax™ program and the completion of the Phase I Valortim® dose escalation clinical trial partially offset by a decrease in development expenses related to the clinical nerve agent protectants program as a result of the December 31, 2010 shut down of the Protexia® program.

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

Expenses associated with general and administrative functions were approximately $14.3 million and $18.0 million for the years ended December 31, 2011 and 2010, respectively.

The decrease for the year ended December 31, 2011 from the prior year period was a result of a $3.0 million reduction in bad debt expense, a property loss insurance reimbursement of $1.4 million partially offset by an increase in non-cash stock compensation expenses as well as taxes and other expenses. The bad debt expenses in 2010 consisted primarily of provisions associated with an invoice to our U.S. government customer for the work at Avecia as well as the wind down of the third generation anthrax vaccine program.

Depreciation and Intangible Amortization (including impairment charges)

Depreciation and amortization expenses were approximately $0.5 million and $5.7 million for the years ended December 31, 2011 and 2010, respectively.  These expenses are lower in 2011 primarily as a result of the impairment charge taken in December 2010 of $4.6 million with the closing of our Canadian operations.

Other Income (Expense)

Other income (expense) primarily consists of income on our investments, interest expense on our debt and other financial obligations, changes in market value of our derivative financial instruments, and foreign currency transaction gains or losses.

We incurred interest expense of approximately $0.1 million and $5.9 million for the years ended December 31, 2011 and 2010, respectively.  Interest expense for 2011 primarily relate to the settlement with Avecia for termination of a subcontract agreement with that organization.  Interest expense for 2010 relates primarily to interest on our then-outstanding convertible notes, including the amortization of the debt discount arising from the allocation of fair value to the warrants issued in connection with such notes.  In November and December 2010, our outstanding 10% convertible notes were converted into shares of common stock (with one note being redeemed for cash).

Gain on sale of assets held for sale of $0.8 million was the result of the sale of land and buildings associated with our Canadian operations, which were closed in 2010.

The change in the fair value of our derivative instruments was a decrease of our liability of approximately $7.1 million for the year ended December 31, 2011 compared to an increase of our liability of approximately $5.5 million for the year ended December 31, 2010.  The fair value of these derivative instruments is estimated using the Black-Scholes option pricing model.  The decrease in fair value realized as of December 31, 2011 was primarily the result of the decrease in PharmAthene’s stock price from $4.23 per share on December 31, 2010 to $1.27 per share on December 31, 2011.

Liquidity and Capital Resources

Overview

Our primary cash requirements for 2012 are to fund our operations (including our research and development programs) and support our general and administrative activities.  Our future capital requirements will depend on many factors, including, but not limited to, timing, amount and profitability of sales of ST-246, if any; the progress of our research and development programs; the progress of pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approval; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; changes in our existing research relationships; competing technological and marketing developments; our ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others; and any future change in our business strategy.  These cash requirements could change materially as a result of shifts in our business and strategy.

During 2011 and the first quarter 2012, we implemented certain cost reduction activities that we believe will reduce our net operating cash needs for 2012 and 2013 significantly as compared to 2010 and 2011. As a result we currently anticipate that our current cash on hand and collection of accounts receivables at December 31, 2011 as well as cash to be collected from 2012 contract revenue under contracts currently in place will be sufficient to meet PharmAthene’s ongoing expenses and capital requirements through 2012 and into year 2013.

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

Sources and Uses of Cash

Cash, restricted cash and cash equivalents were approximately $11.3 million and $11.9 million at December 31, 2011 and 2010, respectively.  The $0.6 million decrease at December 31, 2011 was primarily due to a combination of a loss from operations of $11.7 million, of which $3.0 million were noncash, substantially offset by net proceeds of $5.8 million from a registered direct public offering of common stock and warrants, as well as $1.8 million related to the sale of assets in Canada. In April, July and November 2010, we completed various public offerings of common stock and warrants.  In November and December 2010, our outstanding 10% convertible notes were converted into shares of common stock (with one note being redeemed for cash).

Operating Activities

Net cash used in operating activities was approximately $7.8 million and $14.9 million for the years ended December 31, 2011 and 2010, respectively. In 2011, PharmAthene received an insurance recovery of $1.4 million, which has been recorded as an offset to operating expenses.  Additionally, cash paid for interest in 2011 decreased to $0.0 million from $1.2 million paid out in 2010.  Further, revenue increased by $3.3 million in 2011 as compared to 2010, primarily due to the achievement of milestones in 2011 resulting in the recognition of $3.5 million of revenue compared to $1.8 million in 2010.

Net cash used in operations during the year ended December 31, 2011 reflects our net loss of $3.8 million, adjusted upward for the change in market value of noncash derivative instruments of $7.1 million, the sale of the assets held for sale for a net gain of $0.8 million and depreciation of $0.5 million.  This was additionally impacted by non-cash stock option expense of $2.6 million, a decrease in accounts receivable of $0.2 million, decreases in unbilled accounts receivable of $1.0 million, prepaid expenses and other current assets of $1.3 million, and accounts payable of $1.7 million and an increase in accrued expenses of $0.1 million.  The change in market value of the derivative instruments primarily relates to the change in our stock price from $4.23 per share at December 31, 2010 to $1.27 per share at December 31, 2011.

Cash used in operations during the year ended December 31, 2010 reflects our net loss of $34.8 million, adjusted downward for the change in market value of derivative instruments of $5.5 million, non-cash interest of $4.7 million, bad debt expense of $2.9 million, and non-cash stock compensation expenses of $2.5 million, decreases in unbilled accounts receivable of $4.6 million and in  accounts receivable of $1.8 million, increases in depreciation and amortization of $5.7 million including an impairment charge of $4.6 million primarily associated with the write down of Canadian assets, and an increase in accounts payable of $1.2 million, and adjusted upward by a decrease in accrued expenses and other liabilities of $8.5 million.   The combined decrease in accounts payable and accrued expenses and other liabilities of $7.3 million resulted from the use of proceeds from the 2010 financings to partially pay down these balances.

Investing Activities

The net cash provided by investing activities was approximately $1.7 million for the year ended December 31, 2011 as compared to net cash provided of approximately $2.8 million for the year ended December 31, 2010.  Investing activities in 2011 consisted primarily of the sale of the Canadian farm operations. Investing activities for 2010 related primarily to liquidating investments to meet working capital requirements.

Financing Activities

Net cash provided by financing activities was $5.8 million for the year ended December 31, 2011 as compared to $21.5 million provided by financing activities for the year ended December 31, 2010.

In June 2011, we completed a public offering of 1,857,143 shares of common stock at a $3.50 per share inclusive of warrants to purchase up to an additional 371,423 shares of common stock. The warrants are exercisable immediately at an exercise price of $3.50 per share until the fifth anniversary of the date of issuance, which is June 15, 2016. We received gross proceeds of approximately $6.5 million and net proceeds of approximately $5.8 million in connection with this transaction.

Net cash provided from financing activities for the year ended December 31, 2010 was the result of the proceeds from the issuance of common stock and warrants in April and July 2010 and common stock in November 2010.  In addition net cash provided from financing activities for the year ended December 31, 2010 includes the issuance of a $100,000 letter of credit in favor of a vendor.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following are contractual commitments at December 31, 2011 primarily associated with leases and research and development arrangements:

		Less than 1			More than
Contractual Obligations(1)	Total	Year	1-3 Years	3-5 Years	5 years

Operating facility leases	$4,394,300	$797,500	$1,572,100	$1,667,800	$356,900
Research and development agreements	$12,690,200	$11,817,500	$872,700	-	-
Total contractual obligations	$17,084,500	$12,615,000	$2,444,800	$1,667,800	$356,900

 (1) This table does not include any royalty payments relating to future sales of products subject to license agreements the Company has entered into in relation to its in-licensed technology, as the timing and likelihood of such payments are not known.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks

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

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2011. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsored Organization of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on this assessment, management concluded that as of December 31, 2011, the Company’s internal control over financial reporting is effective at the reasonable assurance level.

The Company's independent registered public accounting firm has issued a report on the effectiveness of internal control over financial reporting. This report dated March 8, 2012 appears on page F-3 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the most recently completed quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Financial Statement Schedules

Required information is included in the footnotes to the financial statements.

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated January 19, 2007, by and among Healthcare Acquisition Corp., PAI Acquisition Corp., and PharmAthene, Inc. (2)

2.2	Sale and Purchase Agreement, dated March 20, 2008, by and among the Registrant and Avecia Investments Limited, Avecia Biologics Limited and Avecia Biologics, Inc. (5)

2.3	Amendment Agreement, dated April 2, 2008, by and among, PharmAthene, Inc., PharmAthene UK Limited and PharmAthene US Corporation and Avecia Investments Limited, Avecia Biologics Limited and Avecia Biologics, Inc. (6)

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended. (17)

3.2	By-laws, as amended. (7)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (4)

4.3	Amendment to Unit Purchase Option by and between the Registrant and Maxim Partners, LLC dated January 28, 2007. (3)

4.4	Form of Warrant in connection with Securities Purchase Agreement dated as of March 23, 2009. (15)

4.5	Form of Warrant in connection with Note and Warrant Purchase Agreement, as amended as of July 28, 2009. (14)

4.6	Form of Warrant in connection with Securities Purchase Agreement dated as of April 7, 2010. (21)

4.7	Form of Warrant in connection with Securities Purchase Agreement dated as of July 20, 2010. (22)

4.8	Form of Warrant in connection with Subscription Agreement dated as of June 10, 2011. (30)

10.4	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders. (1)

10.9	Form of Registration Rights Agreement by and among Healthcare Acquisition Corp. and the former stockholders and note holders of PharmAthene, Inc. (2)

10.12	Amended and Restated 2007 Long-Term Incentive Compensation Plan. (8)

10.20	U.S. Army Space & Missile Defense Command—“Development and Licensure of Bioscavanger Increment II (Recombinant Drug Candidate)” Award/Contract No. W9113M-06-C-0189, dated September 22, 2006, by and between the Company and the U.S. Army Space & Missile Defense Command. (4) +

10.21	Cooperative Research and Development Agreement, dated September 12, 2006, by and between the Company and the U.S. Army Medical Research Institute of Infectious Diseases. (4) +

10.22	Center for Scientific Review, National Institute of Health, Research Project Cooperative Agreement, Notice of Grant Award No. 1 U01 NS058207-01, dated September 30, 2006, awarded to the Company. (4) +

10.23	Collaboration Agreement, dated November 29, 2004, by and between the Company and Medarex, Inc. (4) +

10.25	Services Agreement, dated March 2, 2007, by and between the Company and GTC Biotherapeutics, Inc. (4)+

10.27	Biopharmaceutical Development and Manufacturing Services Agreement, dated June 15, 2007, by and between the Company and Laureate Pharma, Inc. (4)+

10.28	Office Lease, dated September 14, 2006, by and between the Company and Park Place Trust, as amended by First Amendment to Office Lease, dated January 22, 2007. (4) +

10.28.2	Second Amendment to Office Lease, by and between the Company and Park Place Trust, dated September 16, 2008. (28)

10.30	Form of PharmAthene Inc. Executive Employment Agreement. (9) ++

10.30.1	Employment Agreement, dated April 18, 2008, by and between Eric Richman and the Company ++ (26)

10.30.3	Amendment, dated as of May 18, 2010, to Employment Agreement, dated as of April 18, 2008, by and between Eric I. Richman and the Company. ++ (25)

10.30.4	Employment Agreement, dated August 14, 2009, by and between Charles A. Reinhart III and the Company. ++ (28)

10.30.5	Employment Agreement, dated April 5, 2010, by and between Thomas Fuerst and the Company. ++ (28)
10.30.6	Form of Executive Restricted Stock Award Agreement.++ (29)

10.30.7	Form of Executive Stock Option Agreement. ++ (29)

10.30.8	Form of Director Stock Option Agreement. ++ (29)

10.30.9	Employment Agreement, dated June 30, 2008, by and between Jordan P. Karp and the Company.*, ++

10.30.10	Employment Agreement, dated February 7, 2012, by and between Linda Chang and the Company.*, ++

10.31	Form of PharmAthene Inc. Confidentiality and Non-Solicitation Agreement. (9)

10.32	Master Services Agreement, dated April 2, 2008, between PharmAthene UK Limited and Avecia Biologics Limited. (9) +

10.33	Master Service Agreement, dated December 15, 2004, between Avecia Limited and the Secretary of State for Defence, acting through the Defence Science and Technology Laboratory (DSTL). (10)+

10.34	Master Service Agreement, dated August 18, 2005, between Avecia Limited and DSTL. (10) +

10.35	Manufacturing Licence Agreement, dated June 20, 2006, between Avecia Limited and DSTL. (10) +

10.36.1	Amended and Restated Manufacturing and Marketing Licence Agreement between the Secretary of State for Defence as represented by the Defence Science and Technology Laboratory (Dstl) and PharmAthene UK Ltd. in respect of Recombinant [***] Vaccine, dated February 11, 2009. (13) +

10.37	Letter Agreement, dated March 20, 2008, between Avecia Biologics Limited and DSTL. (10)+

10.37.1	Amended and Restated Licence Agreement between the Secretary of State for Defence as represented by the Defence Science and Technology Laboratory (Dstl) and PharmAthene UK Ltd. in respect of Recombinant [***] Vaccine, dated February 5, 2009. (13) +

10.38	Contract Award by the National Institute of Allergy and Infectious Diseases (NIAID), dated September 25, 2008. (11)+

10.44	Contract with the National Institutes of Health for the Production and Testing of Anthrax Recombinant Protective Antigen (rPA) Vaccine (#N01-AI-30052) (“NIH Prime Contract-Anthrax”), dated September 29, 2003. (19) +

10.45	Amendments 1 through 13 to the NIH Prime Contract-Anthrax. (19) + , **

10.45.1	Modification (Amendment) 16 to the Contract with the National Institutes of Health for the Production and Testing of Anthrax Recombinant Protective Antigen (rPA) Vaccine (#N01-AI-30052). (18) +

10.45.2	Modification (Amendment) 18 to the Contract with the National Institutes of Health for the Production and Testing of Anthrax Recombinant Protective Antigen (rPA) Vaccine (HHSO100200900203C). (27) +

10.48	Form of Indemnification Agreement (12)

10.49	Form of Securities Purchase Agreement dated as of March 23, 2009 between the Company and the Purchasers party thereto. (15)

10.51	Form of Note and Warrant Purchase Agreement, dated as of July 24, 2009, by and among PharmAthene, Inc. and the investors signatories thereto, as amended by Amendment No. 1 to Note and Warrant Purchase Agreement, dated as of July 26, 2009 and Amendment No. 2 to Note and Warrant Purchase Agreement, dated as of July 28, 2009. (14)

10.52	Form of Registration Rights Agreement, dated as of July 28, 2009 by and among PharmAthene, Inc. and the investors signatories thereto. (14)

10.53	Technology Transfer and Development Services Subcontract, dated as of September 17, 2009, by and between Diosynth Biotechnologies Inc. and PharmAthene, Inc. (18) +

10.54	Variation and Settlement Agreement, dated as of June 17, 2009, by and among PharmAthene, Inc., PharmAthene UK Limited and Avecia Biologics Limited and affiliates. (16) +

10.55	Form of Securities Purchase Agreement, dated as of April 7, 2010, between PharmAthene and the Purchasers party thereto.(23)

10.56	Form of Securities Purchase Agreement, dated as of July 20, 2010, between PharmAthene and the Purchasers party thereto.(24)

10.57	Form of Subscription Agreement, dated as of June 10, 2011, between PharmAthene and the Investors party thereto. (30)

10.58	Agreement, dated December 5, 2011, between PharmAthene Canada, Inc. and Ferme Pillar Hill Enr., regarding the sale of real estate.*

21	Subsidiaries. (28)

23	Consent of Ernst & Young LLP Independent Registered Public Accounting Firm *

31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).*

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.*

(1)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant filed on May 6, 2005.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on January 22, 2007.

(3)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on January 25, 2007.

(4)	Incorporated by reference to the Current Report on Form 8-K/A filed by the Registrant on September 24, 2007.

(5)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on March 26, 2008.

(6)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on April 8, 2008.

(7)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on May 2, 2008.

(8)	Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed by the Registrant on May 15, 2008.

(9)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q filed by the Registrant on August 14, 2008.

(10)	Incorporated by reference to the corresponding exhibit to the Amendment to the Quarterly Report on Form 10-Q/A filed by the Registrant on August 19, 2008.

(11)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q filed by the Registrant on November 14, 2008.

(12)	Incorporated by reference to Exhibit 10.45 to the Current Report on Form 8-K filed by the Registrant on January 27, 2009.

(13)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q filed by the Registrant on May 15, 2009.

(14)	Incorporated by reference to Amendment No. 1 to the Company’s current report on Form 8-K filed on August 3, 2009.

(15)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Current Report on Form 8-K filed by the Registrant on March 27, 2009 (File No. 001-32587).

(16)	Incorporated by reference to the Exhibit 10.52 to the Company’s quarterly report on Form 10-Q filed on August 13, 2009.

(17)	Incorporated by reference to the Company’s current report on Form 8-K filed on November 4, 2009.

(18)	Incorporated by reference to the Exhibits 10.45.1 and 10.52, respectively, to the Company’s quarterly report on Form 10-Q filed on November 13, 2009.

(19)	Incorporated by reference to the corresponding exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2008.

(20)	Incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q filed by the Registrant on November 14, 2008.

(21)	Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on April 8, 2010.

(22)	Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on July 20, 2010.

(23)	Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 8, 2010.

(24)	Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 20, 2010.

(25)	Incorporated by reference to Exhibit 10.30.3 to the Company’s current report on Form 8-K filed on May 24, 2010.

(26)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2009.

(27)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2010.

(28)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2010.

(29)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011.

(30)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on June 10, 2011.

*	Filed herewith.

**	Amendments No. 2 and 5 to the NIH Prime Contract-Anthrax have been superseded in full by subsequent amendments filed herewith and are therefore omitted. Amendment No. 12 to the NIH Prime Contract-Anthrax and Amendment No. 8 to the NIH Prime Contract-Plague were never executed and are therefore omitted.

+	Certain confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

++	Management Compensation Arrangement.

Financial Statements and Schedules of Subsidiaries and Affiliates

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Annapolis, State of Maryland, on the 8th day of March, 2012.

PHARMATHENE, INC.

By:	/s/ Eric I. Richman
Eric I. Richman
President & Chief Executive Officer

POWER OF ATTORNEY

BY THESE PRESENTS, each person whose signature appears below constitutes and appoints Eric I. Richman, Linda L. Chang, Thomas Fuerst, Ph.D., and Jordan P. Karp his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric I. Richman	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2012
Eric I. Richman

/s/ Linda L. Chang	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2012
Linda L. Chang

/s/ Mitchel Sayare	Chairman of the Board	March 8, 2012
Mitchel Sayare, Ph.D.

/s/ John Gill		March 8, 2012
John Gill	Director

/s/ Brian Markison		March 8, 2012
Brian Markison	Director

/s/ Derace Schaffer		March 8, 2012
Derace Schaffer, M.D.	Director

/s/ Joel McCleary		March 8, 2012
Joel McCleary	Director

/s/ Jeffrey W. Runge		March 8, 2012
Jeffrey W. Runge, M.D.	Director

/s/ Steven St. Peter,		March 8 , 2012
Steven St. Peter, M.D.	Director

PHARMATHENE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders of

PharmAthene, Inc.

We have audited the accompanying consolidated balance sheets of PharmAthene, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PharmAthene, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PharmAthene, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

March 8, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders of

PharmAthene, Inc.

We have audited PharmAthene Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PharmAthene, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PharmAthene, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PharmAthene, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011 and our report dated March 8, 2012 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Baltimore, Maryland

March 8, 2012

PHARMATHENE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$11,236,771	$11,785,327
Accounts receivable (billed)	4,874,632	5,367,130
Unbilled accounts receivable, net of allowance of $0 and $244,949 as of December 31, 2011 and 2010, respectively	3,021,208	3,976,260
Prepaid expenses and other current assets	380,395	1,354,912
Restricted cash	100,000	100,000
Assets held for sale	-	1,000,100
Total current assets	19,613,006	23,583,729

Property and equipment, net	788,666	1,178,416
Other long-term assets and deferred costs	53,384	88,447
Goodwill	2,348,453	2,348,453
Total assets	$22,803,509	$27,199,045

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,445,700	$3,128,203
Accrued expenses and other liabilities	3,169,642	3,035,284
Total current liabilities	4,615,342	6,163,487

Other long-term liabilities	449,709	461,858
Derivative instruments	1,886,652	8,362,995
Total liabilities	6,951,703	14,988,340

Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 48,236,172 and 46,238,244 shares issued and outstanding at December 31, 2011 and 2010, respectively.	4,824	4,624
Additional paid-in-capital	208,525,917	200,847,468
Accumulated other comprehensive income	1,010,522	1,250,497
Accumulated deficit	(193,689,457)	(189,891,884)
Total stockholders' equity	15,851,806	12,210,705
Total liabilities and stockholders' equity	$22,803,509	$27,199,045

 See the accompanying notes to the consolidated financial statements.

PHARMATHENE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2011	2010

Contract revenue	$24,266,274	$20,993,605
	24,266,274	20,993,605
Operating expenses:
Research and development	21,219,853	20,875,536
General and administrative	14,311,079	18,015,761
Depreciation and amortization (including $4,635,489 impairment charges in 2010)	461,073	5,655,865
Total operating expenses	35,992,005	44,547,162

Loss from operations	(11,725,731)	(23,553,557)
Other income (expenses):
Interest income	16,660	6,955
Interest expense	(54,573)	(5,936,480)
Gain on sale of assets held for sale	781,760	-
Other income (expense)	39,328	91,355
Change in market value of derivative instruments	7,144,983	(5,457,550)
Total other income (expenses)	7,928,158	(11,295,720)

Net loss	$(3,797,573)	$(34,849,277)

Basic and diluted net loss per share	$(0.08)	$(1.08)

Weighted average shares used in calculation of basic and diluted net loss per share	47,331,763	32,309,621

See the accompanying notes to the consolidated financial statements.

PHARMATHENE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity

Balance as of 12/31/2009	28,130,284	$2,813	$157,004,037	$1,188,156	$(155,042,607)	$3,152,399
Net Loss	-	-	-	-	(34,849,277)	(34,849,277)
Net unrealized (losses) on short-term investments	-	-	-	(6,483)	-	(6,483)
Foreign currency translation adjustments	-	-	-	68,824	-	68,824
Comprehensive income (loss)	-	-	-	-	-	(34,786,936)
Issuance of common stock, net issuance costs	9,397,382	940	19,471,084	-	-	19,472,024
Exercise of stock purchase warrants	14,537	1	2,698	-	-	2,699
Share-based compensation - stock options	-	-	2,292,479	-	-	2,292,479
Shares issued upon exercise of stock options	22,316	2	56,206	-	-	56,208
Employee vesting of restricted shares, net	84,742	9	191,486	-	-	191,495
Conversion of July 2009 convertible debt	8,588,983	859	21,829,478	-	-	21,830,337
Balance as of 12/31/2010	46,238,244	$4,624	$200,847,468	$1,250,497	$(189,891,884)	$12,210,705

Net Loss	-	-	-	-	(3,797,573)	(3,797,573)
Foreign currency translation adjustments	-	-	-	(239,975)	-	(239,975)
Comprehensive income (loss)	-	-	-	-	-	(4,037,548)
Issuance of common stock, net issuance costs	1,857,143	186	5,068,542	-	-	5,068,728
Share-based compensation - stock options	-	-	2,251,501	-	-	2,251,501
Shares issued upon exercise of stock options	44,464	4	118,305	-	-	118,309
Employee vesting of restricted shares, net	96,321	10	240,101	-	-	240,111
Balance as of 12/31/2011	48,236,172	$4,824	$208,525,917	$1,010,522	$(193,689,457)	$15,851,806

See the accompanying notes to the consolidated financial statements.

PHARMATHENE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010

Operating activities
Net loss	$(3,797,573)	$(34,849,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt (recovery) expense	(40,524)	2,935,063
Change in market value of derivative instruments	(7,144,983)	5,457,550
Gain on the sale of assets held for sale	(781,760)	-
Depreciation and amortization	461,073	1,020,376
Impairment of assets held for sale	-	4,635,489
Share-based compensation expense	2,565,961	2,513,159
Non cash interest expense on debt	-	4,653,633
Changes in operating assets and liabilities:
Accounts receivable	208,048	1,830,221
Unbilled accounts receivable	987,408	4,606,418
Prepaid expenses and other current assets	1,293,850	(399,270)
Accounts payable	(1,682,461)	1,245,975
Accrued expenses and other liabilities	122,408	(8,513,914)
Net cash used in operating activities	(7,808,553)	(14,864,577)

Investing activities
Purchases of property and equipment	(71,439)	(374,581)
Proceeds from the disposal of assets held for sale	1,758,960	-
Proceeds from sales of short-term investments	-	3,130,588
Net cash provided by investing activities	1,687,521	2,756,007

Financing activities
Payments of debt obligations	-	(11,439)
Change in restricted cash requirements	-	(100,000)
Net proceeds from issuance of common stock and warrants	5,781,328	21,571,891
Net cash provided by financing activities	5,781,328	21,460,452
Effects of exchange rates on cash	(208,852)	(240,122)
(Decrease) increase in cash and cash equivalents	(548,556)	9,111,760
Cash and cash equivalents, at beginning of year	11,785,327	2,673,567
Cash and cash equivalents, at end of year	$11,236,771	$11,785,327

Supplemental disclosure of cash flow information
Cash paid for interest	$54,573	$1,234,142
Cash paid for income taxes	$10,630	$-

See the accompanying notes to the consolidated financial statements.

PharmAthene, Inc.

Notes to Consolidated Financial Statements

As of and For the Year Ended December 31, 2011

Note 1 - Organization and Business

PharmAthene, Inc. (“PharmAthene” ,the “Company”, “we”, ”us” or “our”) is incorporated under the laws of the State of Delaware and is a biopharmaceutical company focused on developing biodefense countermeasure applications.  We are subject to those risks associated with any biopharmaceutical company that has substantial expenditures for research and development.  There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable.  In addition, we operate in an environment of rapid technological change and are largely dependent on the services and expertise of our employees, consultants and other third parties.

Historically, we have performed under government contracts and grants and raised funds from investors (including additional debt and equity issued in 2009, 2010 and 2011) to sustain our operations. Our sources of funds include existing government grants and contracts. We may also elect to raise additional capital through debt and or equity to strengthen our financial position.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements include the accounts of PharmAthene, Inc. and its wholly-owned subsidiaries, PharmAthene Canada, Inc, and PharmAthene UK Limited.  All significant intercompany transactions and balances have been eliminated in consolidation.  Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.  We currently operate in one business segment. Certain prior period amounts have been reclassified to conform with current period presentation.

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

Foreign Currency Translation

The functional currency of our wholly owned foreign subsidiaries located in Canada and the United Kingdom is their local currency.  Assets and liabilities of our foreign subsidiaries are translated into United States dollars based on exchange rates at the end of the reporting period.  Income and expense items are translated at the weighted average exchange rates prevailing during the reporting period.  Transaction gains or losses are included in the determination of net gain or loss, which was an approximate $0.1 million loss and an approximately $0.1 million gain for the years ending December 31, 2011 and 2010, respectively.

Comprehensive Loss and Accumulated Other Comprehensive Income

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

Accumulated Other Comprehensive Income consists of the following:

		Unrealized	Accumulated
	Foreign Currency	Gains (Losses)	Other Comprehensive
	Translation	on Investments	Income

Balance as of December 31, 2009	$1,181,673	$6,483	$1,188,156
2010 other comprehensive income	68,824	(6,483)	62,341
Balance as of December 31,2010	$1,250,497	$-	$1,250,497
2011 other comprehensive income	(239,975)	-	(239,975)
Balance as of December 31,2011	$1,010,522	$-	$1,010,522

Cash and Cash Equivalents

Cash and cash equivalents, are stated at market value.  We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.  Interest income earned on cash and cash equivalents and short-term investments was approximately $17,000 and $7,000 in 2011 and 2010, respectively.

Restricted Cash and Letter of Credit

As of December 31, 2011 and 2010 we had $0.1 million in restricted cash associated with a letter of credit to support our corporate credit card program.

Significant Customers and Accounts Receivable

Our primary customers are the U.S. Department of Defense (the “DoD”), Chemical Biological Medical Systems (“CBMS”), the National Institute of Allergy and Infectious Diseases (“NIAID”), the Biomedical Advanced Research and Development Authority (“BARDA”), and the National Institute of Health (“NIH”).

As of December 31, 2011 and 2010, the Company’s trade receivable balances were comprised solely of receivables from these customers.  Unbilled accounts receivable totaling $3.0 million and $4.0 million as of December 31, 2011 and 2010, respectively, relate to the contracts with these same customers.

Property and Equipment

Property and equipment consist of leasehold improvements, furniture and office equipment and computer and other equipment and are recorded at cost.  Leasehold improvements are amortized over the economic life of the asset or the lease term, whichever is shorter.  Property and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets as follows:

Estimated Useful Life
Asset Category	(in Years)

Leasehold improvements	8– 10
Furniture and office equipment	5
Computer and other equipment	3– 5

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. We have realized an impairment of certain assets in the fourth quarter of 2010 associated with the closing of our Canadian operations upon the expiration of the Protexia® contract with the DoD. We recorded an impairment charge of approximately $4.6 million included in depreciation and amortization expense in our 2010 consolidated statement of operations. In 2010 the remaining assets in Canada were reclassified as assets held for sale consisting of land and buildings of approximately $0.5 million and $0.5 million respectively. These assets were sold in the fourth quarter 2011 with a recognized gain of approximately $0.8 million.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily cash, restricted cash and cash equivalents, and billed and unbilled accounts receivable.  We maintain our cash, restricted cash and cash equivalents in the form of money market accounts and overnight deposits with financial institutions that we believe are credit worthy.

Fair Value of Financial Instruments

Our financial instruments primarily include cash, restricted cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued and other liabilities and derivative instruments.  Due to the short-term nature of the cash and cash equivalents, accounts receivable (billed and unbilled), other current assets, accounts payable and accrued and other liabilities (including derivative instruments), the carrying amounts of these assets and liabilities approximate their fair value.

Intangible Assets and Goodwill

In 2010 all of the patents associated with Protexia® were written down by approximately $0.8 million associated with the decision to shut down the Canadian operation upon the expiration of the Protexia® contract with the DoD. There were no patents capitalized as of December 31, 2011 and December 31, 2010.

Goodwill represents the excess of purchase price over the fair value of net identifiable assets associated with acquisitions.  We review the market value of the company as set by our stock price and the number of outstanding shares as of the end of the year. If that value is greater than the net book value of the Company’s equity, no further analysis is needed. Changes in the Company’s business strategy or adverse changes in market conditions could impact the impairment analyses and require the recognition of an impairment charge equal to the excess of the carrying value over its estimated fair value.

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

Under the milestone method of revenue recognition, milestone payments, including milestone payments for fees, contained in research and development arrangements are recognized as revenue when: (i) the milestones are achieved; (ii) no further performance obligations with respect to the milestone exist; (iii) collection is reasonably assured; and (iv) substantive effort was necessary to achieve the milestone.  Milestones are considered substantive if all of the following conditions are met: (1) it is commensurate with either our performance to meet the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from our performance to achieve the milestone, (2) it relates solely to past performance, and (3) the value of the milestone is reasonable relative to all the deliverables and payment terms (including other potential milestone consideration) within the arrangement . If a milestone is deemed not to be substantive, the Company recognizes the portion of the milestone payment as revenue that correlates to work already performed; the remaining portion of the milestone payment is deferred and recognized as revenue as the Company completes its performance obligations.

For fixed price contracts without substantive milestones as described above, revenue is recognized on the percentage-of-completion method in accordance with the applicable accounting guidance for long term contracts.  The percentage-of completion method recognizes income as the contract progresses; recognition of revenue and profits generally related to the costs incurred in providing the services required under the contract.  The use of the percentage-of completion method depends on the ability to make reasonable dependable estimates.  The fact that circumstances may necessitate frequent revision of estimates does not indicate that the estimates are unreliable for the purpose for which they are used. Estimating is an integral part of our business activities, and there may be a necessity to revise estimates on contracts continually as the work progresses. As a result, amounts invoiced may differ from revenue recognized. Amounts invoiced to customers in excess of revenue recognized are reflected on the balance sheet as deferred revenue, a component of accrued expenses and other liabilities. We had recorded approximately $0.5 million and $0.0 million as deferred revenue as of December 31, 2011 and 2010, respectively.

As revenue is recognized in accordance with the terms of the contracts, related amounts are recorded as unbilled accounts receivable in our consolidated balance sheets.  As specific contract invoices are generated and sent to our customers in accordance with a contract, invoiced amounts are transferred out of unbilled accounts receivable and into billed accounts receivable.  Invoicing frequency and payment terms for cost-plus-fee contracts with our customers are defined within each contract, but are typically monthly invoicing with 30-60 day payment cycles.

We analyze each cost reimbursable grant to determine whether we should report such reimbursements as revenue or as an offset to our expenses incurred.  For the years ended December 31, 2011 and 2010, we recorded approximately $0.7 million and $2.9 million, respectively, of costs reimbursed by the government as an offset to research and development expenses. Included in the 2010 grants was approximately $0.9 million in therapeutic discovery tax grants which was offset against research and development expense in 2010.

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

Share-Based Compensation

We expense the estimated fair value of share-based awards granted to employees under our stock compensation plans.  The fair value of restricted stock grants is determined based on the quoted market price of our common stock.  Share-based compensation cost for stock options is determined at the grant date using an option pricing model.  We have estimated the fair value of each stock option award using the Black-Scholes option pricing model.  The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price. The value of the award that is ultimately expected to vest is recognized as expense on a straight line basis over the employee’s requisite service period.

The fair value of restricted stock grants is determined based on the closing price of our common stock on the NYSE Amex on the award date and is ratably recognized as expense over the requisite service period.  Employee share-based compensation expense is calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures.

Share-based compensation expense for 2011 and 2010, respectively, was:

	Year ended December 31,
	2011	2010

Research and development	$754,554	$1,008,368
General and administrative	1,811,407	1,504,791
Total share-based compensation expense	$2,565,961	$2,513,159

During 2011, we granted 1,934,566 options to employees, non-employee directors and consultants, and made restricted stock grants of 145,000 shares.  At December 31, 2011, we had total unrecognized stock based compensation expense related to unvested awards of options and restricted shares of approximately $4.0 million that we expect to recognize as expense over the next four years.

Income Taxes

We account for income taxes using the asset and liability method.  Under this method, deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  We record valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized.  Changes in estimates of future taxable income can materially change the amount of such valuation allowances.  As of December 31, 2011, we had recognized a valuation allowance to the full extent of our net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

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

For periods of net income when the effects are not anti-dilutive, diluted earnings per share is computed by dividing our net income by the weighted average number of shares outstanding and the impact of all potential dilutive common shares, consisting  primarily of stock options, unvested restricted stock and stock purchase warrants.  The dilutive impact of our dilutive potential common shares resulting from stock options and stock purchase warrants is determined by applying the treasury stock method.

For the periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses.  A total of approximately 12.0 million and 10.7 million potential dilutive shares have been excluded in the calculation of diluted net loss per share in 2011 and 2010, respectively, because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force,” or ASU 2009-13. ASU 2009-13 amends existing accounting guidance for separating consideration in multiple-deliverable arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third party evidence if vendor-specific evidence is not available, or the estimated selling price if neither vendor-specific evidence nor third-party evidence is available. ASU 2009-13 eliminates the residual method of allocation and requires that consideration be allocated at the inception of the arrangement to all deliverables using the “relative selling price method.” The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. ASU 2009-13 requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. We adopted ASU 2009-13 on January 1, 2011. The adoption of ASU 2009-13 did not have any material effect on our results of operation, financial position or cash flows.

In April 2010, the FASB issued Accounting Standards Update 2010-17, “Revenue Recognition—Milestone Method (Topic 605) Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force” or ASU 2010-17. ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. For the milestone to be considered substantive, the considerations earned by achieving the milestone should meet all of the following criteria: (i) be commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone, (ii) relate solely to past performance, and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. An individual milestone may not be bifurcated and an arrangement may include more than one milestone. Accordingly, an arrangement may contain both substantive and non-substantive milestones. ASU 2010-17 is effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with earlier adoption permitted. We adopted ASU 2010-17 on January 1, 2011. The adoption of ASU 2010-17 did not have any material effect on our results of operation, financial position or cash flows.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05).  This guidance is intended to increase the prominence of other comprehensive income in financial statements by presenting it in either a single statement or two-statement approach.  ASU 2011-05 is effective for the Company beginning January 1, 2012.  The adoption of ASU 2011-05 will not have a material effect on the Company’s results of operation, financial position or cash flows.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350) (ASU 2011-08). Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit is less than its carrying amount, then a second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The provisions of ASU 2011-08 become effective January 1, 2012.  We do not expect the adoption of ASU 2011-08 to have a material effect on our results of operation, financial position or cash flows.

 Note 3 - Exit Activities

In the fourth quarter 2010, we closed our production facility in Canada in conjunction with the completion of the Protexia® contract. In conjunction with the closure, we recorded an impairment charge of $4.6 million and leaving a remaining value of $1.0 million in Assets Held for Sale at December 31, 2010.  We sold these assets in the fourth quarter of 2011 for approximately $1.8 million.

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

We have segregated our financial assets and liabilities that are measured at fair value into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.  We have no non-financial assets and liabilities that are measured at fair value at December 31, 2011.

	As of December 31, 2011
	Level 1	Level 2	Level 3	Balance

Liabilities
Derivatives	$-	$-	$1,886,652	$1,886,652

	As of December 31, 2010
	Level 1	Level 2	Level 3	Balance

Liabilities
Derivatives	$-	$-	$8,362,995	$8,362,995

The following table sets forth a summary of changes in the fair value of our Level 3 liabilities for the years ended December 31, 2011 and 2010:

Description	Balance as of December 31, 2010	New Liabilities	Unrealized (Gains)	Balance as of December 31, 2011

Stock purchase warrants	$8,362,995	$668,640	$(7,144,983)	$1,886,652

Description	Balance as of December 31, 2009	New Liabilities	Unrealized Losses	Balance as of December 31, 2010

Stock purchase warrants	$835,299	$2,070,146	$5,457,550	$8,362,995

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

Note 5 - Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2011	2010

Leasehold improvements	$758,126	$758,126
Furniture and office equipment	234,018	192,943
Computer and other equipment	1,409,580	1,379,216
	2,401,724	2,330,285
Less accumulated depreciation	(1,613,058)	(1,151,869)
Property and equipment, net	$788,666	$1,178,416

Depreciation expense for the years ended December 31, 2011 and 2010 was $0.5 million and $0.9 million, respectively. The Company recorded an impairment charge in 2010 of approximately $3.8 million associated with the closing of the Canadian operation upon the expiration of the Protexia® contract that is included within depreciation and amortization expense in the consolidated statement of operations. Land of approximately $0.5 million and building and leasehold improvements of approximately $0.5 million were reclassified as assets held for sale as part of the impairment associated with the closing of the Canadian operation in the fourth quarter of 2010. These assets were sold in the fourth quarter 2011.

Note 6 – Intangible Assets

In conjunction with our decision to close our Canadian operation upon the expiration of the Protexia® contract with the DoD, we wrote off the remaining value of patents in the fourth quarter of 2010 of approximately $0.8 million. This charge is included in depreciation and amortization in the accompanying 2010 consolidated statement of operations. There was no carrying value for capitalized patents as of December 31, 2011 and December 31, 2010.

Note 7 - Accrued Expenses and Other Liabilities

 Accrued expenses and other liabilities consisted of the following:

	December 31,
	2011	2010

Accrued development expenses	$1,479,105	$1,384,922
Accrued professional services	423,756	791,697
Accrued employee payroll and related expenses	752,469	778,718
Deferred Revenue	514,312	-
Other	-	79,947
Accrued expenses and other liabilities	$3,169,642	$3,035,284

Note 8 - Debt

Convertible Notes

In July 2009, we issued approximately $19.3 million of convertible notes (“Convertible Notes”) and stock purchase warrants to note investors in a private placement.

In November 2010, holders of Convertible Notes in the aggregate principal amount (plus accrued interest) of approximately $17.0 million converted their notes into approximately 6.7 million shares of common stock (at the stated conversion price of $2.54 per share) pursuant to an early conversion offer we made to all holders.  During the fourth quarter of 2010, we expensed approximately $1.1 million related to the early conversion offer.   After we issued a redemption (call) notice in November 2010, holders of additional Convertible Notes in the aggregate principal amount (plus accrued interest) of approximately $4.8 million converted their notes into approximately 1.9 million shares.  A Convertible Note with a principal amount (plus accrued interest) of approximately $11,000 was not converted: We paid the holder of that note approximately $11,000 in cash to satisfy our obligations under such note on the redemption date. As a result of these actions, none of the Convertible Notes remained outstanding as of December 31, 2010.

We incurred approximately $5.8 million of interest expense related to the Convertible Notes in 2010.

Note 9 - Commitments and Contingencies

Leases

We lease our offices in the United States under a 10 year operating lease, which commenced on May 1, 2007.   We also lease offices in North Carolina with the lease term expiring in December 2012. Remaining annual minimum payments for these two leases are as follows:

2012	$797,500
2013	$774,400
2014	$797,700
2015	$821,600
2016	$846,200
2017	$356,900

For each of the years ended December 31, 2011 and 2010 total rent expense under operating lease agreements approximated $0.8 million and $1.0 million, respectively.

License Agreements

In connection with an acquisition in March 2005, we acquired a license agreement for the rights to certain technologies.  This agreement included an option to license product processing technology necessary to perform development of Protexia® as required under our government contract with the DoD.  We executed a new licensing agreement with a development company in 2007 which resulted in a license to all technology provided under the original agreement including the necessary purification technology previously included in an option and access to additional information and technology deemed to be essential for development of Protexia® and performance under the DoD contract.

In 2006 we licensed certain patent rights from a research company.  The license agreement required a $50,000 up-front payment, provides for a sublicense fee of 20% and provides for milestone payments of $25,000 upon the granting of a U.S. patent, $200,000 upon the initiation of certain studies or trials, and $250,000 upon Biologic License Application approval.  Upon commercialization, the license agreement requires royalty payments equal to a specified percentage of future sales of products for both government procurement and commercial market sales subject to the license through the expiration of the licensed patents.  No sublicense fee or milestone payments were incurred in 2011 or 2010.

In 2006 we entered into a research and licensing agreement allowing for the licensing of certain patent rights from a research company.  The agreement includes research expense reimbursement payments and certain development milestone payments.  Upon commercialization, the license agreement requires royalty payments equal to a specified percentage of future sales of products for both government procurement and commercial market sales subject to the license through the expiration of the licensed patents.  No research expense reimbursement payments or milestone payments were incurred in 2011 or 2010.

In connection with an acquisition in 2008, we acquired license agreements with The Defence Science and Technology Laboratory of the United Kingdom Ministry of Defence (“DSTL”) for the rights to certain technologies.  These agreements allow for the licensing of certain patents and technology necessary to perform development of the rPA and plague vaccine programs as required under the Company’s government contracts with the NIAID.  Upon commercialization, the license agreements require that PharmAthene make royalty payments equal to a specified percentage of future sales of products for both government procurement and commercial markets.  No royalty payments on these licenses have been incurred.

SIGA Litigation

In December 2006, we filed a complaint against SIGA Technologies, Inc. (“SIGA”) in the Delaware Court of Chancery.  The complaint alleged, among other things, that we have the right to license exclusively development and marketing rights for SIGA’s drug candidate, ST-246, pursuant to a merger agreement between the parties that was terminated in 2006.  The complaint also alleged that SIGA failed to negotiate in good faith the terms of such a license pursuant to the terminated merger agreement.

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

SIGA has stated it intends to appeal this decision to the Delaware Supreme Court.  We can provide no assurances that SIGA will not prevail on its appeal and that the Delaware Supreme Court will not overturn the trial court’s decision awarding us a 10 year 50% net profit in sales of ST-246 and related products.

Government Contracting

Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency. In our opinion, adjustments that may result from audits are not expected to have a material effect on the our financial position, results of operations, or cash flows.

Registration Rights Agreements

We entered into a Registration Rights Agreement with the investors who participated in the July 2009 private placement of Convertible Notes and related warrants.  We subsequently filed two registration statements on Form S-3 with the Securities and Exchange Commission to register the shares underlying the Convertible Notes and related warrants, which registration statements have been declared effective. We are obligated to maintain the registration statements effective until the date when all shares underlying the Convertible Notes and related warrants (and any other securities issued or issuable with respect to in exchange for such shares) have been sold.

We have separate registration rights agreements with investors, under which we have obligations to keep the corresponding registration statements effective until the registrable securities (as defined in each agreement) have been sold, and under which we may have separate obligations to file registration statements in the future on either a demand or “piggy-back” basis or both.

Under the terms of the Convertible Notes, if after the 2nd consecutive business day (other than during an allowable blackout period) on which sales of all of the securities required to be included on the registration statement cannot be made pursuant to the registration statement (a “Maintenance Failure”), we will be required to pay to each selling stockholder a one-time payment of 1.0% of the aggregate principal amount of the Convertible Notes relating to the affected shares on the initial day of a Maintenance Failure. Our total maximum obligation under this provision would be approximately $0.2 million.

Following a Maintenance Failure, we will also be required to make to each selling stockholder monthly payments of 1.0% of the aggregate principal amount of the Convertible Notes relating to the affected shares on every 30th day after the initial day of a Maintenance Failure, in each case prorated for shorter periods and until the failure is cured. Our total maximum obligation under this provision would be approximate $0.2 million for each month until the failure is cured.

Note 10 - Stockholders’ Equity

Common Stock

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

In November 2010, we completed an underwritten public offering of 4,945,000 shares of our common stock at a price to the public of $3.50 per share, generating gross proceeds of approximately $17.3 million. We incurred offering expenses of approximately $1.0 million and legal and other fees of approximately $0.4 million in connection with this transaction.

In June 2011, we completed a public offering of 1,857,143 shares of common stock at a $3.50 per share inclusive of warrants to purchase up to an additional 371,423 shares of common stock. The warrants are exercisable immediately at an exercise price of $3.50 per share until the fifth anniversary of the date of issuance which is June 15, 2016. The warrants are classified as derivative instruments because they include net settlement provisions.  We received gross proceeds of approximately $6.5 million and net proceeds of approximately $5.1 million for stock and $0.7 million for derivative instruments.

Long-Term Incentive Plan

In 2007, the Company’s stockholders approved the 2007 Long Term Incentive Plan (the “2007 Plan”) which provides for the granting of incentive and non-qualified stock options, stock appreciation rights, performance units, restricted common awards and performance bonuses (collectively “awards”)  to Company officers and employees.  Additionally, the 2007 Plan authorizes the granting of non-qualified stock options and restricted stock awards to Company directors and to independent consultants.

In 2008, the Company’s shareholders approved amendments to the 2007 Plan, increasing from 3.5 million shares to 4.6 million shares the maximum number of shares authorized for issuance under the plan and adding an evergreen provision pursuant to which the number of shares authorized for issuance under the plan will increase automatically in each year, beginning in 2009 and continuing through 2015, according to certain limits set forth in the 2007 Plan.  At December 31, 2011, there are approximately 7.1 million shares approved for issuance under the 2007 plan, of which approximately 0.2 million shares are available to be issued. The Board of Directors in conjunction with management determines who receives awards, the vesting conditions and the exercise price.  Options may have a maximum term of ten years.

The following tables summarize the activity of the 2007 Plan for options:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term

Options
Outstanding January 1, 2010	4,913,366	$3.88	8.1
Granted	2,722,131	2.50
Exercised	(22,316)	2.56
Forfeited	(2,273,768)	3.89
Outstanding, December 31, 2010	5,339,413	3.18	8.3
Granted	1,934,566	1.71
Exercised	(44,464)	2.66
Forfeited	(936,533)	3.07
Outstanding, December 31, 2011	6,292,982	$2.74	8.0

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term

Exercisable, December 31, 2011	2,940,672	$3.41	6.7
Vested and expected to vest, December 31, 2011	5,890,707	$2.78	7.9

The aggregate intrinsic value is calculated as the difference between (i) the closing price of the common stock at December 31, 2011 and (ii) the exercise price of the underlying awards, multiplied by the number of options that had an exercise price less than the closing price on the last trading day.  The aggregate intrinsic value of options outstanding and exercisable was approximately $5,000 as of December 31, 2011.

At December 31, 2011, total compensation costs for unvested stock option awards outstanding approximated $3.9 million and will be recognized as stock compensation expense over the next four years.

Valuation assumptions used to determine fair value of share-based compensation

The weighted–average grant date fair value for options granted in 2011 and 2010 approximated $1.17 and $1.88, respectively. The fair value for the 2011 and 2010 awards were estimated at the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	December 31,
	2011	2010
Weighted-average volatility	83%	87%
Risk-free rate	0.79% - 2.79%	0.28% - 3.2%
Expected annual dividend yield	-	-
Expected weighted-average life, in years	5.9	6.0

The valuation assumptions were determined as follows:

•	Weighted average volatility: We determine expected volatility by using our historical volatility weighted 50% and the average historical volatility from comparable public companies with an expected term consistent with our weighted 50%.

•	Risk-free interest rate: The yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term of the award.

•	Expected annual dividend yield: The estimate for annual dividends is zero because we have not historically paid a dividend and do not intend to do so in the foreseeable future.

•	Expected life: The expected term of the awards represents the period of time that the awards are expected to be outstanding. The Company estimated the expected term using the “simplified-method” as it does not have sufficient historical exercise data to provide a reasonable estimate.

The following table summarizes the activity of the 2007 plan for restricted shares:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Restricted Shares
Outstanding January 1, 2010	305,316	$3.36
Granted	35,000	$2.67
Vested	(101,899)	$3.29
Forfeited or expired	(127,286)	$3.95
Outstanding, December 31, 2010	111,131	$2.92
Granted	145,000	$1.43
Vested	(123,066)	$2.59
Forfeited or expired	(9,168)	$2.46
Outstanding, December 31, 2011	123,897	$1.53

At December 31, 2011, total compensation costs for unvested Restricted Stock awards approximated $0.1 million and will be recognized over three years.

Warrants

At December 31, 2010, we had warrants outstanding to purchase 5,202,121 shares of our common stock (of which 1,323,214 were not exercisable until January 2011) as follows;

Number of Common
Shares Underlying	Exercise	Expiration
Warrants	Price	Date
705,354(1)	$3.00	September 2014
2,572,775	2.50	January 2015
500,000(1)	1.89	October 2015
1,323,214(1)	1.63	January 2017
100,778	3.97	March 2017

(1)	The warrants to purchase the shares are accounted for as derivative liabilities. The fair value of these liabilities (see note 4) is remeasured at the end of every reporting period and the change in fair value is reported in the consolidate statements of operation as other income (expense).

The above warrants remained outstanding as of December 31, 2011. Also, in connection with the June 2011 public offering of 1,857,143 shares of common stock, we issued warrants to purchase up to an additional 371,423 shares of common stock at an exercisable price of $3.50 per share. The warrants were immediately exercisable upon issuance and expire June 2016. These warrants are classified as derivative liabilities.

Note 11 - Income Taxes

The actual income tax provision (benefit) differs from the expected income tax provision (benefit) computed at the federal statutory rate as follows:

	December 31,
	2011	2010

Statutory federal tax benefit	$(1,291,175)	$(11,848,754)
State income tax, net of federal benefit	(232,489)	(1,284,265)
Other permanent differences	22,101	607,981
Foreign rate differential	(50,173)	2,492,478
Write-off of expired/forfeited options and conversion of notes	391,826	3,071,189
Canada transfer pricing and expiring attributes	(8,965,832)	-
Expiration (Reversal of Expiration) of Net Operating Losses	(4,745,271)	5,053,927
Other	732,322	309,840
Subtotal	(14,138,691)	(1,597,604)
Increase in valuation allowance	14,138,691	1,597,604
Income tax provision (benefit)	$-	$-

Our deferred tax assets (liabilities) consisted of the following:

	December 31,
	2011	2010

Deferred tax assets:
Net operating loss carry forwards	$62,873,360	$36,611,209
Fixed assets/intangibles	49,389	3,357,098
Research and development credits/loss carryforwards	3,291,651	3,073,821
Stock based compensation	2,611,770	2,180,069
Accrued expenses and other	1,368,036	2,970,309
Total deferred tax assets	70,194,206	48,192,506

Deferred tax liabilities:
Intercompany bad debt	(6,209,959)	-
Total deferred tax liabilities	(6,209,959)	-
Net deferred tax assets	63,984,247	48,192,506
Less: valuation allowance	(63,984,247)	(48,192,506)
Net deferred tax assets	$-	$-

For the years ended December 31, 2011 and 2010, we increased the valuation allowance to fully reserve for the value of deferred tax assets. Due to continued operating losses, there is no indication that it is more likely than not that we will be able to utilize our deferred tax assets. As such, there have been no recoveries of previously recorded valuation allowances in 2011 or 2010.

The U.S. federal net operating loss carryforwards of approximately $138.9 million will begin to expire in various years beginning in 2021.  Under Section 382 of the U.S. Internal Revenue Code, the Company’s net operating loss carryforwards may be limited due to underlying ownership of its common stock.  The Canadian federal net operating loss carry forwards of approximately $12.5 million will begin to expire in 2030.  The Quebec Provincial net operating loss carry forwards of approximately $12.5 million will begin to expire in 2030. The UK net operating loss carry forwards of approximately $19.3 million have an unlimited life.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax asset will not be realized.  The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available.  We consider projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by us in making this assessment on a jurisdiction-by-jurisdiction basis.  Based upon these factors, we have established a full valuation allowance against the net deferred tax asset in 2011, consistent with 2010.

We have analyzed tax positions in all jurisdictions where the Company is required to file an income tax return and have concluded that we do not have any material unrecognized tax benefits.  As such, we believe that any of our uncertain tax positions would not result in adjustments to our effective income tax rate.

