Form 10-Q
period 2012-03-31
PHARMATHENE, INC
filed 2012-05-10
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:    The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of May 1, 2012 was 48,334,510.

PHARMATHENE, INC.

Item 1.  Financial Statements

PHARMATHENE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$15,304,189	$11,236,771
Accounts receivable (billed)	1,146,380	4,424,442
Unbilled accounts receivable	4,276,075	3,021,208
Prepaid expenses and other current assets	802,080	830,585
Restricted cash	-	100,000
Total current assets	21,528,724	19,613,006

Property and equipment, net	701,982	788,666
Other long term assets and deferred costs	174,525	53,384
Goodwill	2,348,453	2,348,453

Total assets	$24,753,684	$22,803,509

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,410,516	$1,445,700
Accrued expenses and other liabilities	2,850,072	3,169,642
Current portion of long term debt	195,412	-
Short term debt	857,808	-
Total current liabilities	5,313,808	4,615,342

Other long term liabilities	555,983	449,709
Long term debt, less current portion	2,234,712	-
Derivative instruments	2,878,314	1,886,652
Total liabilities	10,982,817	6,951,703

Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 48,314,510 and 48,236,172 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	4,832	4,824
Additional paid-in-capital	209,111,489	208,525,917
Accumulated other comprehensive income	1,023,891	1,010,522
Accumulated deficit	(196,369,345)	(193,689,457)
Total stockholders' equity	13,770,867	15,851,806
Total liabilities and stockholders' equity	$24,753,684	$22,803,509

 See the accompanying notes to the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2012	2011

Revenue	$6,149,052	$6,337,722

Operating expenses:
Research and development	4,705,357	5,820,374
General and administrative	2,948,481	4,939,654
Depreciation and amortization	85,910	117,629
Total operating expenses	7,739,748	10,877,657

Loss from operations	(1,590,696)	(4,539,935)
Other income (expense):
Interest income	2,988	3,154
Interest expense	(3,028)	(15,435)
Other income (expense)	52,915	(11,906)
Change in fair value of derivative instruments	(991,662)	2,488,465

Total other income (expense)	(938,787)	2,464,278

Net loss before income taxes	(2,529,483)	(2,075,657)

Income tax expense	(150,405)	-

Net loss	$(2,679,888)	$(2,075,657)

Basic and diluted net loss per share	$(0.06)	$(0.04)
Weighted average shares used in calculation of basic and diluted net loss per share	48,269,894	46,276,874

See the accompanying notes to the unaudited condensed consolidated financial statements.

2

PHARMATHENE, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

	Three months ended March 31,
	2012	2011

Net Loss	$(2,679,888)	$(2,075,657)

Other comprehensive income (loss):
Foreign currency translation adjustment	13,369	(23,063)

Comprehensive loss	$(2,666,519)	$(2,098,720)

See the accompanying notes to the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2012	2011

Operating activities
Net loss	$(2,679,888)	$(2,075,657)
Adjustments to reconcile net loss to net cash used in operating activities:

Change in fair value of derivative instruments	991,662	(2,488,465)
Depreciation and amortization expense	85,910	117,629
Gain on the disposal of property and equipment	(66,626)	-
Deferred income tax expenses	150,405	-
Share-based compensation expense	548,664	710,625
Changes in operating assets and liabilities:
Accounts receivable	3,278,062	2,977,613
Unbilled accounts receivable	(1,254,867)	(2,478,570)
Prepaid expenses and other current assets	137,362	667,991
Accounts payable	(35,280)	745,895
Accrued expenses and other liabilities	(364,034)	(264,335)
Net cash provided by (used in) operating activities	791,370	(2,087,274)
Investing activities
Proceeds from the sale of property and equipment	67,400	-
Net cash provided by investing activities	67,400	-
Financing activities
Proceeds from issuance of long term debt	2,500,000	-
Proceeds from revolving credit agreement	857,808	-
Deferred financing costs	(220,234)	-
Change in restricted cash requirements	100,000	-
Proceeds from issuance of common stock	-	82,478
Other	(32,960)	(69,718)
Net cash provided by financing activities	3,204,614	12,760
Effects of exchange rates on cash	4,034	(2,564)
Increases (decreases) in cash and cash equivalents	4,067,418	(2,077,078)
Cash and cash equivalents, at beginning of period	11,236,771	11,785,327
Cash and cash equivalents, at end of period	$15,304,189	$9,708,249

Supplemental disclosure of cash flow information
Cash paid for interest	$3,028	$15,435

Noncash financing activates
Warrants issued to lender in connection with loan	$69,876	$-

See the accompanying notes to the unaudited consolidated financial statements.

PHARMATHENE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

Our condensed consolidated financial statements include the accounts of PharmAthene, Inc. and its wholly-owned subsidiaries PharmAthene Canada, Inc. and PharmAthene UK Limited, collectively referred to herein as “PharmAthene”, “we”, “us”, “our” or the “Company”.  All significant intercompany transactions and balances have been eliminated in consolidation.  Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows.  The unaudited condensed consolidated balance sheet at December 31, 2011 has been derived from audited consolidated financial statements at that date.  The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year.   Certain information and footnote disclosure normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these condensed consolidated financial statements are read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the years ended December 31, 2010 and 2011, filed with the Securities and Exchange Commission. We currently operate in one business segment. Certain amounts within current assets in the 2011 financial statements have been reclassified to conform to the current year’s presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Revolving Line of Credit & Term Loan

As discussed in Note 6, PharmAthene entered in to a loan agreement with General Electric Capital Corporation (GE Capital) in March 2012. In accordance with U.S. GAAP, the fair value of the warrants was charged to additional paid-in capital and debt discount. The debt discount will be amortized over the term of the loan agreement. Financing costs related to the closing of the loans, will also be amortized over the term of the agreement. Final payment fees of 3% of the term loan will be accrued and expensed monthly over the term of the agreement. All of the revolving line of credit is shown as short term because the potential borrowing balances may change as circumstances warrant including the loan being paid back as needed.

Significant Customers and Accounts Receivable

Our primary customers are the U.S. Department of Defense (the “DoD”), the National Institute of Allergy and Infectious Diseases (“NIAID”), the Biomedical Advanced Research and Development Authority (“BARDA”), and the National Institutes of Health (“NIH”). As of March 31, 2012 and December 31, 2011, the Company’s trade receivable and unbilled receivable balances were comprised solely of receivables from these customers.

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

For fixed price contracts without substantive milestones as described above, revenue is recognized on the percentage-of-completion method in accordance with the applicable accounting guidance for long term contracts.  The percentage-of completion method recognizes income as the contract progresses; recognition of revenue and profits generally related to the costs incurred in providing the services required under the contract.  The use of the percentage-of completion method depends on the ability to make reasonable dependable estimates.  The fact that circumstances may necessitate frequent revision of estimates does not indicate that the estimates are unreliable for the purpose for which they are used. Estimating is an integral part of our business activities, and there may be a necessity to revise estimates on contracts continually as the work progresses. As a result, amounts invoiced may differ from revenue recognized. Amounts invoiced to customers in excess of revenue recognized are reflected on the balance sheet as deferred revenue, a component of accrued expenses and other liabilities. We had recorded approximately $0.0 million and $0.5 million as deferred revenue as of March 31, 2012 and December 31, 2011, respectively.

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

We analyze each cost reimbursable grant to determine whether we should report such reimbursements as revenue or as an offset to our expenses incurred.  For the three months ended March 31, 2012 and 2011, we recorded approximately $0.5 million and $0.3 million, respectively, of costs reimbursed by the government as an offset to research and development expenses.

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

Employee share-based compensation expense recognized in the three months ended March 31, 2012 and 2011 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of approximately 12% for both 2012 and 2011, based on historical forfeitures.

Share-based compensation expense for the three months ended March 31, 2012 and 2011 was:

	Three months ended March 31,
	2012	2011

Research and development	$117,067	$241,434
General and administrative	431,597	469,191
Total share-based compensation expense	$548,664	$710,625

During the three months ended March 31, 2012, we granted 15,948 options to employees and made no restricted stock grants.  During the three months ended March 31, 2011, we granted 96,000 options to employees and made no restricted stock grants.  At March 31, 2012, we had total unrecognized share-based compensation expense related to unvested awards of approximately $3.2 million that we expect to recognize as expense over the next four years.

Income Taxes

We account for income taxes using the asset and liability approach, which requires the recognition of future tax benefits or liabilities on the temporary differences between the financial reporting and tax bases of our assets and liabilities. For interim periods, we recognize an income tax provision (benefit) based on an estimated annual effective tax rate expected for the entire year. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. We also recognize a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. Our policy is to recognize interest and penalties on uncertain tax positions as a component of income tax expense. We consider discontinued operations for purposes of determining the amount of tax benefits that result from a loss from continuing operations. In accordance with ASC 740, the difference between the treatment of goodwill for income tax purposes and U.S. GAAP is creating a deferred tax liability recorded in accordance with ASC 270.

Income tax expense was $150,405 and $0 during the three months ended March 31, 2012 and 2011, respectively. Income tax expense in 2012 resulted from the difference between the treatment of goodwill for income tax purposes and for U.S. GAAP, resulting in the recordation of a deferred tax liability, which cannot offset deferred tax assets. This deferred tax liability is included in our consolidated balance sheet in other noncurrent liabilities.

Basic and Diluted Net Loss Per Share

Basic loss per share is computed by dividing consolidated net loss by the weighted average number of shares of common stock outstanding during the quarter, excluding unvested restricted stock.

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

For the periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential shares of common stock is anti-dilutive due to the net losses.  A total of 11.5 million and 10.5 million potential dilutive shares have been excluded in the calculation of diluted net loss per share in the three months ended March 31, 2012 and 2011, respectively, because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820) (“ASU 2011-04”), which contains amendments to achieve common fair value measurement and disclosures in U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 explains how to measure fair value for financial reporting. The guidance does not require fair value measurements in addition to those already required or permitted by other Topics. The provisions of ASU 2011-04 became effective January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on the Company’s condensed consolidated results of operations, financial position or liquidity.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05).  This guidance is intended to increase the prominence of other comprehensive income in financial statements by presenting it in either a single statement or two-statement approach.  ASU 2011-05 was effective for the Company beginning January 1, 2012.  We adopted ASU 2011-05 in the first quarter of 2012 by adding the unaudited condensed consolidated statements of other comprehensive loss.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350) (ASU 2011-08). Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit is less than its carrying amount, then a second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The provisions of ASU 2011-08 became effective January 1, 2012.  The adoption of ASU 2001-08 did not have a material effect on our results of operations, financial position or cash flows.

 Note 3 - Fair Value Measurements

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

We have segregated our financial assets and liabilities that are measured at fair value into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.  We have no non-financial assets and liabilities that are measured at fair value.  As of March 31, 2012 and 2011 we had Level 3 derivative liabilities of approximately $2.9 million and $5.9 million, respectively.

The following table sets forth a summary of changes in the fair value of our Level 3 liabilities for the three months ended March 31, 2012:

Description	Balance as of December 31, 2011	Unrealized Losses	Balance as of March 31, 2012

Derivative liabilities related to warrants	$1,886,652	$991,662	$2,878,314

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2011:

Description	Balance as of December 31, 2010	Unrealized Gains	Balance as of March 31, 2011

Derivative liabilities related to warrants	$8,362,995	$(2,488,465)	$5,874,530

At March 31, 2012 and 2011, derivative liabilities are comprised of 2,899,991 and 2,528,568, respectively, warrants to purchase common stock accounted for as a derivative liability and are recorded at fair value at each balance sheet date.  The warrants are considered to be derivative liabilities due to the presence of net settlement features.   The fair value of our warrants is determined based on the Black-Scholes option pricing model.  Use of the Black-Scholes option-pricing model requires the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends.   Gains and losses on the fair value adjustments for these derivative instruments are classified in other expenses as the change in fair value of derivative instruments in our condensed consolidated statements of operations.  The $1.0 million change in the market value of derivative instruments during the three-month period ended March 31, 2012 is due primarily to the change in the closing price of PharmAthene stock, which was $1.27 per share as of December 30, 2011 and $1.77 per share as of March 30, 2012. The $2.5 million change in the market value of derivative instruments during the three-month period ended March 31, 2011 is due primarily to the change in the closing price of PharmAthene stock, which was $4.23 per share as of December 31, 2010 and $3.19 per share as of March 31, 2011.

Note 4 - Commitments and Contingencies

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

SIGA has stated it intends to appeal this decision to the Delaware Supreme Court.  We can provide no assurances that SIGA will not prevail on its appeal and that the Delaware Supreme Court will not overturn the trial court’s decision awarding us a 10 year 50% net profit of the sales of ST-246 and related products (once SIGA retains the first $40 million in net profit.)

Government Contracting

Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency. In our opinion, adjustments that may result from audits are not expected to have a material effect on our financial position, results of operations, or cash flows.

 Registration Rights Agreements

We entered into a Registration Rights Agreement with the investors who participated in the July 2009 private placement of Convertible Notes and related warrants.  We subsequently filed two registration statements on Form S-3 with the Securities and Exchange Commission to register the shares underlying the Convertible Notes and related warrants, which registration statements have been declared effective. We are obligated to maintain the registration statements effective until the date when all shares underlying the Convertible Notes and related warrants (and any other securities issued or issuable with respect to in exchange for such shares) have been sold. The convertible notes were converted or extinguished in 2010, although the related warrants remain outstanding.

We have separate registration rights agreements with investors, under which we have obligations to keep the corresponding registration statements effective until the registrable securities (as defined in each agreement) have been sold, and under which we may have separate obligations to file registration statements in the future on either a demand or “piggy-back” basis or both.

Under the terms of the Convertible Notes, which were converted or extinguished in 2010, if after the 2nd consecutive business day (other than during an allowable blackout period) on which sales of all of the securities required to be included on the registration statement cannot be made pursuant to the registration statement (a “Maintenance Failure”), we will be required to pay to each selling stockholder a one-time payment of 1.0% of the aggregate principal amount of the Convertible Notes relating to the affected shares on the initial day of a Maintenance Failure. Our total maximum obligation under this provision at March 31, 2012, would be approximately $0.2 million.

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

Note 5 - Stockholders’ Equity

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

At that time, we reserved 3,500,000 shares of common stock in connection with awards to be granted under the 2007 Plan, including those awards that had originally been made under a prior plan.  In 2008, the Company’s shareholders approved amendments to the 2007 Plan, increasing the maximum number of shares authorized for issuance under the plan to 4,600,000 and adding an evergreen provision pursuant to which the number of shares authorized for issuance under the plan will increase automatically in each year, beginning in 2009 and continuing through 2015, according to certain limits set forth in the 2007 Plan.  At March 31, 2012, there are approximately 8.2 million shares approved for issuance under the 2007 Plan, of which approximately 1.7 million shares are available to be issued. The Board of Directors in conjunction with management determines who receives awards, the vesting conditions, and the exercise price.  Options may have a maximum term of ten years.

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

In connection with the March 30, 2012, debt financing (see Note 6), we issued warrants to purchase an aggregate of 46,584 shares of the Company’s common stock at an exercise price of $1.61 per share to GE Capital Equity Investments, Inc. The relative fair value attributable to the warrants of $69,876 has been recorded in equity The warrants will expire on March 30, 2022.

Note 6 – Financing Transactions

On March 30, 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with General Electric Capital Corporation (“GE Capital”), as lender and agent for other lenders that may subsequently become party to the agreement. The Loan Agreement provides for a senior secured debt facility including a $2.5 million term loan and a revolving line of credit of up to $5 million based on our outstanding qualified accounts receivable.  On March 30, 2012, the term loan was funded for an aggregate amount of $2.5 million. Of the $5 million revolving line of credit, approximately $0.9 million was used. Under the terms of the Loan Agreement, the Company may draw down from the revolving loan up to 85% of qualified billed accounts receivable and 80% of qualified unbilled accounts receivable. Approximately an additional $1.7 million is available under the Loan Agreement to borrow against the revolving line of credit.

The fixed interest rate on the term loan is 10.14% per annum. The revolving line of credit has an adjustable interest rate based upon 3-month London Interbank Offered Rate (LIBOR), with a floor of 1.5%, plus 5%. As of March 30, 2012, this interest rate was 6.5%.  Both the term loan and the revolving line of credit mature in September 2015.  Payments on the term loan are interest-only for the first 10 months, which may be extended to 12 months if certain conditions described in the Loan Agreement are met. Subsequently, the term loan will fully amortize over its remaining term.

	Principal	Principal Outstanding
Year	Payments	At Year End
2012	-	$2,500,000
2013	$909,096	$1,590,904
2014	$909,096	$681,808
2015	$681,808	$0
	$2,500,000

If we prepay the term loan and terminate the revolving line of credit prior to the scheduled maturity date, we are obligated to pay a prepayment premium equal to 3% of the then outstanding principal amount of the term loan during the first two years of the loan and 2% during the third year and thereafter.

Our obligations under the Loan Agreement are collateralized by a security interest in substantially all of our assets including cash, receivables and property and equipment. While the security interest does not, except in limited circumstances, cover our intellectual property, it does cover any proceeds to us from the use or sale of intellectual property.

The Loan Agreement contains customary representations, warranties and covenants, including limitations on acquisitions, dispositions, incurrence of indebtedness and the granting of security interests. The representations, warranties and covenants contained in the Loan Agreement were made only for purposes of such agreement and as of a specific date or specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Loan Agreement.

The Loan Agreement contains certain financial and non-financial covenants. Upon the occurrence and during the continuance of any event of default, GE Capital may, and at the written request of the requisite lenders shall, terminate the commitments under the facilities and declare any or all of the obligations to be immediately due and payable, without demand or notice to us; however, any event of default relating to timely payment of debts, insolvency, liquidation, bankruptcy or similar events will result in automatic acceleration. Among the remedies available to GE Capital in case of an event of default are the taking possession and disposition of any collateral under the Loan Agreement.

In connection with the facilities, we issued to GE Capital a warrant to purchase 46,584 shares of the Company’s common stock at an exercise price of $1.61 per share, subject to customary anti-dilution adjustments. The warrants are classified as equity. The relative fair value attributable to the warrants of $69,876 has been recorded as a discount to the carrying value of the debt and will be amortized through interest expense over the term of the loan.

Also, in connection with us entering into the Loan Agreement, we incurred approximately $220,000 of debt financing costs. These costs are deferred and will be amortized to interest expense over the term of the Loan Agreement.

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

as well as risks detailed under the caption “Risk Factors” in our Report on Form 10-K for the year ended December 31, 2011 and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) from time to time thereafter.  In particular, there can be no assurance, that the Company will prevail in any appeal to the Delaware Supreme Court of the ruling of the Delaware Court of Chancery awarding PharmAthene 50% of all net profits related to the sale of ST-246 and related products for 10 years following initial commercial sale of the drug once SIGA Technologies, Inc. (“SIGA”) earns $40 million in net profits from the sale of ST-246 and related products. Further, the timing and amount of any future sales of ST-246 is uncertain. Significant additional non-clinical animal studies, human clinical trials, and manufacturing development work remain to be completed for all our products candidates, including Valortim®. Future government funding to support the development of Valortim® is unlikely in the near term and remains uncertain. It is also uncertain whether Valortim® or our other product candidates will be shown to be safe and effective and approved by regulatory authorities for use in humans. Forward-looking statements describe management’s current expectations regarding our future plans, strategies and objectives and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,”  “project,” “potential” or “plan” or the negative of these words or other variations on these words or comparable terminology.  Such statements include, but are not limited to:

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements which present our results of operations for the three months ended March 31, 2012 and 2011, as well as our financial positions at March 31, 2012 and December 31, 2011, contained elsewhere in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 8, 2012, including the consolidated financial statements contained therein.

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

Critical Accounting Policies

A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these condensed consolidated financial statements are read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the years ended December 31, 2010 and 2011, filed with the Securities and Exchange Commission.

There were no significant changes in critical accounting policies from those at December 31, 2011.

 Results of Operations

Revenue

We recognized revenue of $6.1 million and $6.3 million during the three months ended March 31, 2012 and 2011, respectively.

Our revenue was derived primarily from contracts with the U.S. government for the development of SparVax™, and our rBChE bioscavanger and in the 2011 period for Valortim® as well. Our revenue in the three months ended March 31, 2012 changed from the comparable period of 2011 primarily due to the following:

•	Under our contract for the development of SparVax™, we recognized approximately $5.2 million and $5.4 million of revenue for the three months ended March 31, 2012 and 2011, respectively. During the quarter ended March 31, 2012 revenue for the Company's SparVax™ program was primarily attributable to work related to the manufacture of final drug product of SparVax™ as well as activities related to the Phase 2 clinical trial planned to commence later in 2012 and the completion of certain activities related to the development of analytical assays. During the quarter ended March 31, 2011 revenue was primarily attributable to work related to the manufacturing platform for SparVax™ and the establishment of analytical and stability-indicating assays for characterization of the product. Milestone revenue for the three months ended March 31, 2012 was $0.9 million and for the three months ended March 31, 2011 was $1.3 million. BARDA has recently expressed satisfaction with our performance over the last year under our contract for the development of SparVax TM, specifically highlighting effective management and control over program requirements and deliverables, meeting milestones, the quality of document submissions, and effective cost and schedule control.

•	We recognized approximately $0.8 million related to work on our second generation rBChE bioscavanger in the first three months of 2012 under the $5.7 million August 2011 fixed price contract with the DoD for the development of advanced expression system for rBChE. No revenue was recognized for the second generation rBChE bioscavanger in the first three months of 2011.

•	Under our contracts for the advanced development of Valortim®, we recognized $0.1 million and $0.8 million of revenue for the three months ended March 31, 2012 and 2011, respectively. Revenue in 2012 primarily reflects completion of activities under our 2007 contract with National Institute of Allergy and Infectious Diseases (“NIAID”) for Valortim®, which ended in accordance with its terms in the first quarter 2012, and certain work related to the mechanism of action under a grant supporting work on this product candidate. The Company has contacted BARDA to explore potential future funding alternatives for Valortim® and work is continuing on this program under a government contract with the DoD that runs through October 2012. Additional government funding for Valortim®, however, is unlikely during government fiscal year 2012, which ends September 30, 2012. There can be no assurance we will be successful in obtaining additional financial support for this program.

Research and Development Expenses

Our research and development expenses were $4.7 million and $5.8 million for the three months ended March 31, 2012 and 2011, respectively.  These expenses resulted from research and development activities in both periods related to our and SparVax™ program as well as from activities related to Valortim® primarily in the 2011 period and the rBChE bioscavanger primarily in the 2012 period.  Direct expenses included salaries and other costs of personnel, raw materials and supplies, and an allocation of indirect expenses.  We also incurred third-party costs, such as contract research, consulting and clinical development costs for individual projects.  Research and development expenses for the three months ended March 31, 2012 and 2011 were net of cost reimbursements under certain of our government grants of $0.5 million and $0.3 million, respectively.

Research and development expenses for the three months ended March 31, 2012 and 2011 were attributable to research programs as follows:

	Three Months ended March 31,
($ in millions)	2012	2011
Anthrax therapeutic and vaccines	$4.2	4.9
Chemical nerve agent protectants	0.4	0.4
Internal research and development	0.1	0.5
Total research and development expenses	$4.7	$5.8

For the three months ended March 31, 2012, research and development expenses decreased $1.1 million from the same period in the prior year, primarily due to decreased costs related to our Valortim® program as a result of the completion in the first quarter 2012 of work under our 2007 contract with NIAID, reduction in non-government funded internal research and development work as a result of the Company’s efforts to reduce its cash burn, and a reduction in manufacturing-related activities under our SparVax™ program.

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

Expenses associated with general and administrative functions were $2.9 million for the three months ended March 31, 2012 and $4.9 million for the three months ended March 31, 2011.  Legal fees in the first quarter 2011 were approximately $1.6 million higher than in the same period in 2012 due to the increased fees incurred for the trial in the litigation with Siga held in the first quarter 2011.

Depreciation and Amortization

Depreciation and amortization expenses were approximately $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

Other Income (Expense)

Other income (expense) primarily consists of income on our investments, interest expense on our debt and other financial obligations, changes in fair value of our derivative financial instruments, foreign currency transaction gains or losses, and the gain on the disposal of property and equipment.

We incurred nominal interest expense in the three months ended March 31, 2012 and 2011, respectively. As a result of the term loan and revolving line of credit we entered into on March 30, 2012, we will incur higher interest expense in future periods.

The change in the fair value of our derivative instruments was an increase of approximately $1.0 million for the three months ended March 31, 2012 compared to a decrease of approximately $2.5 million for the three months ended March 31, 2011.  The fair value of these derivative instruments is estimated using the Black-Scholes option pricing model.  The increase in fair value realized as of March 31, 2012 was primarily the result of the increase in stock price from $1.27 per share on December 31, 2011 to $1.77 per share on March 30, 2012. The $2.5 million change in the fair value of derivative instruments during the three-month period ended March 31, 2011 is due primarily to the change in the closing price of PharmAthene stock, which was $4.23 per share as of December 31, 2010 and $3.19 per share as of March 31, 2011.

Income Taxes

Income tax expense was $150,405 and $0 during the three months ended March 31, 2012 and 2011, respectively. Income tax expense in 2012 resulted from the difference between the treatment of goodwill for income tax purposes and for U.S. GAAP resulting in the recordation of a deferred tax liability, which cannot offset deferred tax assets.

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

During 2011 and the first quarter of 2012, we implemented certain cost reduction activities that we believe will reduce our net operating cash needs for 2012 and 2013 significantly as compared to 2010 and 2011. In addition, during the first quarter of 2012, we closed on a term loan for $2.5 million and have access to additional debt capital pursuant to a revolving line of credit for up to an additional $5 million dollars based on a percentage of our accounts receivable of which we had borrowings of approximately $0.9 million as of March 31, 2012. Based on the March 31, 2012 borrowing base, an additional $1.7 million was available under the revolving line of credit. As a result we currently anticipate that our current cash on hand, amounts available under the line of credit, and collection of accounts receivables at March 31, 2012, as well as cash to be collected from contract revenue under contracts currently in place, will be sufficient to meet PharmAthene’s ongoing expenses and capital requirements through at least March 31, 2013.

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

While in March, 2012, the Company was successful in securing credit, the renewed turmoil affecting the global financial system threatens to once again tighten the credit markets.  As a result, there can be no assurance that future funding will be available to us on reasonably acceptable terms, or at all.  In addition, due to the U.S. government’s continuing substantial efforts to stabilize the economy, the U.S. government may be forced or choose to reduce or delay spending in the biodefense field, which could decrease the likelihood of future government contract awards, the likelihood that the government will exercise its right to extend any of its existing contracts with us and/or the likelihood that the government would procure products from us.

Our condensed consolidated financial statements have been prepared on a basis which assumes that we will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and do not include any adjustments that might result if the carrying amount of recorded assets and liabilities are not realized.

Sources and Uses of Cash

Cash and cash equivalents were $15.3 million and $11.2 million at March 31, 2012 and December 31, 2011, respectively.  The $4.1 million increase at March 31, 2012 was primarily attributable to the $2.5 million term loan and the revolving line of credit of $0.9 million which we closed in the first quarter 2012 along with $0.8 million of cash generated from operations.   Cash flow from operations increased due to a reduction in discretionary costs and the timing of the collection of receivables.

Operating Activities

Net cash provided by (used in) operating activities was $0.8 million and ($2.1) million for the three months ended March 31, 2012 and 2011, respectively.

Net cash provided by operations during the three months ended March 31, 2012 reflects our net loss of $2.7 million, adjusted for the increase in the fair value of derivative instruments of $1.0 million and other noncash expenses of $0.8 million. A decrease in accounts receivable of $3.3 million was partially offset by an increase in unbilled accounts receivable of $1.3 million. The increase in the fair value of the derivative instruments primarily relates to the change in PharmAthene’s stock price from $1.27 per share at December 30, 2011 to $1.77 per share at March 30, 2012.

Net cash used in operations during the three months ended March 31, 2011 reflects our net loss of $2.1 million, adjusted for the decrease in the fair value of derivative instruments of $2.5 million and offset by other noncash expenses of $0.8 million. A decrease in accounts receivable of $3.0 million was offset by an increase in unbilled accounts receivable of $2.5 million. Decreases in prepaid expenses as well as increases in liabilities increased cash by $1.1 million.  The decrease in the fair value of the derivative instruments primarily relates to the change in PharmAthene’s stock price from $4.23 per share at December 31, 2010 to $3.19 per share at March 31, 2011.

Investing Activities

There were no significant investing activities during the three months ended March 31, 2012 and March 31, 2011.

Financing Activities

Net cash provided by financing activities was $3.2 million for the three months ended March 31, 2012 as compared to $0.0 million for the three months ended March 31, 2011.

The majority of our cash provided by financing for the three months ended March 30, 2012, was a result of us entering into a senior fully-secured debt facility with GE Capital as described in Note 6 to the unaudited condensed consolidated financial statements, which is included in Part 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following are contractual commitments at March 31, 2012 primarily associated with leases and research and development arrangements:

Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years

Operating facility leases	$4,198,153	791,659	1,583,685	1,680,044	142,765
Research and development agreements	11,930,161	9,475,546	2,454,615	-	-
Term loan	2,500,000	227,274	1,818,192	454,534	-
Total contractual obligations	$18,628,314	10,494,479	5,856,492	2,134,578	142,765

(1)  This table does not include any royalty payments relating to future sales of products subject to license agreements the Company has entered into in relation to its in-licensed technology, as the timing and likelihood of such payments are not known.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We have limited exposure to interest rate and foreign currency exchange rate risk.

Our exposure to interest rate risk is currently confined to our cash and cash equivalents. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market interest rates would have a material impact on the realized value of our holdings. Our term loan with GE Capital is at a fixed 10.14% rate. Because of the fixed rate, we do not think that a change in market interest rates would have a material impact on our amounts payable under the loan. Due to the short term nature of the revolving line of credit, we do not anticipate an interest rate risk even though the interest rate is variable.

The Company’s current operations in foreign countries are minimal. We have closed our active operations in Canada and maintain nominal operations in the United Kingdom. A 10% change in exchange rates (against the U.S. dollar) would have no material impact on earnings or cash flow.

We currently do not hedge interest rate exposure or foreign currency exchange exposure.  We have also not used derivative financial instruments for speculation or trading purposes.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2012, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGA has stated it intends to appeal this decision to the Delaware Supreme Court.  We can provide no assurances that SIGA will not prevail on its appeal and that the Delaware Supreme Court will not overturn the trial court’s decision awarding us a 10 year 50% net profit interest in sales of ST-246 and related products (once SIGA earns $40 million in net profits).

Item 1A.  Risk Factors

Investing in our securities involves risks.  In addition to the other information in this quarterly report on Form 10-Q, stockholders and potential investors should carefully consider the risks and uncertainties discussed in the section "Item 1A.  Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2011 as supplemented by the risks and uncertainties discussed below.  If any of the risks and uncertainties set forth below or in our 2011 annual report on Form 10-K actually materialize, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment. The risks and uncertainties set forth below and described in our 2011 annual report on Form 10-K are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.

Risks Related to Our Financial Condition

There are risks related to our fully-secured loan agreement with GE Capital

In the first quarter 2012, we closed on a senior fully-secured debt facility with GE Capital providing for a $2.5 million term loan and a revolving line of credit of up to $5 million based on a percentage of our outstanding qualified accounts receivable. The Company’s obligations under the loan and security agreement with GE Capital (“Loan Agreement”) are secured by a security interest in substantially all of the Company’s assets. While the security interest does not, except in limited circumstances, cover the Company’s intellectual property, it does cover any proceeds to the Company from the use of intellectual property. The Loan Agreement contains customary representations, warranties and covenants, including limitations on acquisitions, dispositions, incurrence of indebtedness and the granting of security interests. Upon the occurrence and during the continuance of any event of default, GE Capital may, and at the written request of the requisite lenders shall, terminate the commitments under the facilities and declare any or all of the obligations to be immediately due and payable, without demand or notice to the Company; however, any event of default relating to timely payment of debts, insolvency, liquidation, bankruptcy or similar events will result in automatic acceleration. Among the remedies available to GE Capital in case of an event of default are the taking possession and disposition of any collateral under the Loan Agreement.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In connection with GE Capital’s provision of the $2.5 million term loan, on March 30, 2012, we issued to GE Capital 10 year stock purchase warrants for 46,584 shares of our common stock at an exercise price of $1.61 per share subject to customary anti-dilution adjustments. The warrants were issued pursuant to the exemption from registration set forth in Rule 506 of Regulation D promulgated under the Securities Act of 1933.

The table below sets forth acquisitions of our common stock by the Company and its affiliated purchasers during the quarter ended March 31, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

January 1, 2012 - January 31, 2012	3,059	$1.36	-	-

February 1, 2012 - February 29, 2012	-	-	-	-

March 1, 2012 - March 31, 2012	22,500	1.28	-	-

Total	25,559	$1.29	-	-

(1) Includes 25,559 shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted stock.

(2) Average price paid per share reflects the closing price of PharmAthene’s common stock on the trading day on which the shares were surrendered by the employee stockholders to satisfy individual tax withholding obligations.

Item 3. Default upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Annual Meeting

The Company has scheduled its 2012 Annual Meeting of Stockholders for June 22, 2012.  The corresponding record date is April 25, 2012.

The date of the 2012 Annual Meeting will be more than 30 days prior to the anniversary date of the 2011 Annual Meeting. Pursuant to Rule 14a-8 under the Securities and Exchange Act of 1934, as amended, stockholders may present proposals for inclusion in the Company's proxy statement for the 2012 Annual Meeting by submitting their proposals to the Company at One Park Place, Suite 450, Annapolis, MD 21401, Attention: General Counsel, a reasonable time before the Company begins to print and send its proxy materials.

Severance Provisions

On May 9, 2012, our Board of Directors approved the following severance plan (the "Plan") for our Chief Executive Officer and certain other executives, including our Chief Financial Officer and each Named Executive Officer (collectively, the "Covered Executives"), which applies in case of a "change of control." For our President and Chief Executive Officer, the Plan includes: (a) payments equal to 24 months' worth of base salary; (b) two times target annual cash bonus; (c) health and other benefits continuation for 24 months; and (d) an excise tax gross up. For the other Covered Executives, the Plan includes (a) base salary continuation for 18 months; (b)1.5 times target annual cash bonus; (c) health and other benefits continuation for 18 months; and (d) in lieu of an excise tax gross up, a "best executive choice" provision under which the executive can elect to reduce his or her severance payment to the extent necessary to avoid triggering excise tax on such payment.  Our Board of Director can modify or terminate the Plan at any time.

Item 6.  Exhibits.

No.	Description
10.59	Loan and Security Agreement, dated as of March 30, 2012 among General Electric Capital Corporation, the financial institutions who are or thereafter become parties as lenders, PharmAthene, Inc., and the other entities or persons, if any, who are or thereafter become parties as guarantors (the “GE Loan and Security Agreement”) (31)
10.60	Form of Warrant in connection with GE Loan and Security Agreement (31)
31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(31)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on April 3, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMATHENE, INC.

Dated: May 10, 2012	By:	/s/ Eric I. Richman
Eric I. Richman
President and Chief Executive Officer

Dated: May 10, 2012	By:	/s/ Linda Chang
Linda Chang
Chief Financial Officer

