Form 10-Q
period 2012-06-30
PHARMATHENE, INC
filed 2012-08-07
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of August 1, 2012 was 48,365,984.

PHARMATHENE, INC.

Item 1.  Financial Statements

PHARMATHENE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$11,776,921	$11,236,771
Accounts receivable (billed)	3,444,830	4,424,442
Unbilled accounts receivable	4,786,304	3,021,208
Prepaid expenses and other current assets	675,047	830,585
Restricted cash	-	100,000
Total current assets	20,683,102	19,613,006

Property and equipment, net	625,534	788,666
Other long term assets and deferred costs	150,479	53,384
Goodwill	2,348,453	2,348,453
Total assets	$23,807,568	$22,803,509

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,062,718	$1,445,700
Accrued expenses and other liabilities	3,141,947	3,169,642
Current portion of long term debt	454,548	-
Total current liabilities	5,659,213	4,615,342

Other long term liabilities	564,860	449,709
Long term debt, less current portion	1,983,544	-
Derivative instruments	2,054,505	1,886,652
Total liabilities	10,262,122	6,951,703

Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 48,345,984 and 48,236,172 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	4,835	4,824
Additional paid-in-capital	209,662,510	208,525,917
Accumulated other comprehensive income	1,003,989	1,010,522
Accumulated deficit	(197,125,888)	(193,689,457)
Total stockholders' equity	13,545,446	15,851,806
Total liabilities and stockholders' equity	$23,807,568	$22,803,509

See the accompanying notes to the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenue	$6,316,998	$6,428,840	$12,466,050	$12,766,562

Operating Expenses:
Research and development	4,918,655	5,984,098	9,624,012	11,804,472
General and administrative	2,780,099	3,409,372	5,728,580	8,349,026
Depreciation and amortization	76,448	116,690	162,358	234,319
Total operating expenses	7,775,202	9,510,160	15,514,950	20,387,817

Loss from operations	(1,458,204)	(3,081,320)	(3,048,900)	(7,621,255)
Other income (expense):
Interest income	4,819	3,381	7,807	6,535
Interest expense	(111,353)	(15,173)	(114,381)	(30,608)
Other income (expense)	519	(32,722)	53,434	(44,628)
Change in fair value of derivative instruments	823,809	688,221	(167,853)	3,176,686
Total other income (expense)	717,794	643,707	(220,993)	3,107,985

Net loss before income taxes	(740,410)	(2,437,613)	(3,269,893)	(4,513,270)
Income tax expense	(16,133)	-	(166,538)	-
Net loss	$(756,543)	$(2,437,613)	$(3,436,431)	$(4,513,270)

Basic and diluted net loss per share	$(0.02)	$(0.05)	$(0.07)	$(0.10)

Weighted average shares used in calculation of basic and diluted net loss per share	48,325,945	46,631,396	48,297,919	46,454,968

See the accompanying notes to the unaudited condensed consolidated financial statements.

2

PHARMATHENE, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net loss	$(756,543)	$(2,437,613)	$(3,436,431)	$(4,513,270)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(19,902)	13,771	(6,533)	(9,292)
Comprehensive loss	$(776,445)	$(2,423,842)	$(3,442,964)	$(4,522,562)

See the accompanying notes to the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2012	2011
Operating activities
Net loss	$(3,436,431)	$(4,513,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt recovery	-	(400,695)
Change in fair value of derivative instruments	167,853	(3,176,686)
Depreciation and amortization expense	162,358	234,319
Gain on the disposal of property and equipment	(66,626)	-
Share-based compensation expense	1,060,705	1,255,325
Deferred income taxes	166,538	-
Non-cash interest expense	40,470	-
Changes in operating assets and liabilities:
Accounts receivable	979,612	760,274
Unbilled accounts receivable	(1,765,096)	1,114,139
Prepaid expenses and other current assets	248,707	1,611,860
Accounts payable	617,014	(674,723)
Accrued expenses and other liabilities	(87,483)	404,230
Net cash used in operating activities	(1,912,379)	(3,385,227)
Investing activities
Purchases of property and equipment	-	(30,364)
Proceeds from the sale of property and equipment	67,400	-
Net cash provided by (used in) investing activities	67,400	(30,364)
Financing activities
Proceeds from issuance of long term debt	2,500,000	-
Deferred financing costs	(216,460)	-
Change in restricted cash requirements	100,000	-
Proceeds from issuance of common stock and warrants	38,983	5,862,558
Other	(32,960)	(64,362)
Net cash provided by financing activities	2,389,563	5,798,196
Effects of exchange rates on cash	(4,434)	(7,334)
Increases in cash and cash equivalents	540,150	2,375,271
Cash and cash equivalents, at beginning of period	11,236,771	11,785,327
Cash and cash equivalents, at end of period	$11,776,921	$14,160,598
Supplemental disclosure of cash flow information
Cash paid for interest	$73,911	$30,608
Noncash financing activity
Warrants issued to lender in connection with loan	$69,876	$-

See the accompanying notes to the unaudited consolidated financial statements.

PHARMATHENE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

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

Historically, we have performed under government contracts and grants and raised equity, equity-linked and debt capital from investors and lenders to sustain our operations.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

Our condensed consolidated financial statements include the accounts of PharmAthene, Inc. and its wholly-owned subsidiaries PharmAthene Canada, Inc. and PharmAthene UK Limited, collectively referred to herein as “PharmAthene”, “we”, “us”, “our” or the “Company.”  All significant intercompany transactions and balances have been eliminated in consolidation.  Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows.  The unaudited condensed consolidated balance sheet at December 31, 2011 has been derived from audited consolidated financial statements at that date.  The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year.   Certain information and footnote disclosure normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these condensed consolidated financial statements are read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission. We currently operate in one business segment. Certain amounts within current assets in the 2011 financial statements have been reclassified to conform to the current year’s presentation.

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

Revolving Line of Credit & Term Loan

As discussed in Note 6, we entered into a loan agreement with General Electric Capital Corporation (“GE Capital”) in March 2012. As part of that agreement, we issued stock purchase warrants to GE Capital that expire in March 2022. The fair value of the warrants was charged to additional paid-in capital, resulting in a debt discount at the date of issuance. The debt discount is being amortized over the term of the loan agreement using the effective interest method. Financing costs incurred in connection with this agreement are being amortized over the term of the agreement using the effective interest method.

Significant Customers and Accounts Receivable

Our primary customers are the Biomedical Advanced Research and Development Authority (“BARDA”), the U.S. Department of Defense (the “DoD”), and the National Institutes of Health (“NIH”). As of June 30, 2012 and December 31, 2011, the Company’s trade receivable and unbilled receivable balances were comprised solely of receivables from these customers.

Revenue Recognition

We generate our revenue from different types of contractual arrangements: cost-plus-fee contracts, cost reimbursable grants and fixed price contracts.  Costs consist primarily of direct subcontractor and internal labor charges incurred plus an allocation of fringe benefits, overhead and general and administrative expenses as defined in each contract.

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

For fixed price contracts without substantive milestones as described above, revenue is recognized on the percentage-of-completion method in accordance with the applicable accounting guidance for long term contracts.  The percentage-of-completion method recognizes income as the contract progresses; recognition of revenue and profits generally related to the costs incurred in providing the services required under the contract.  The use of the percentage-of-completion method depends on the ability to make reasonable dependable estimates.  The fact that circumstances may necessitate frequent revision of estimates does not indicate that the estimates are unreliable for the purpose for which they are used. Estimating is an integral part of our business activities, and there may be a necessity to revise estimates on contracts continually as the work progresses. As a result, amounts invoiced may differ from revenue recognized. Amounts invoiced to customers in excess of revenue recognized are reflected on the balance sheet as deferred revenue, a component of accrued expenses and other liabilities. We recorded approximately $19 thousand and $0.5 million as deferred revenue as of June 30, 2012 and December 31, 2011.

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

We analyze each cost reimbursable grant to determine whether we should report such reimbursements as revenue or as an offset to our expenses incurred.  For the three months ended June 30, 2012 and 2011, we recorded approximately $0.4 million and $0.1 million, respectively, of costs reimbursed by the government as an offset to research and development expenses.  For the six months ended June 30, 2012 and 2011, we recorded approximately $1.0 million and $0.4 million, respectively, of costs reimbursed by the government as an offset to research and development expenses.

Share-Based Compensation

We expense the estimated fair value of share-based awards granted to employees under our stock compensation plans.  The fair value of restricted stock grants is determined based on the closing price of our common stock on the award date and is recognized ratably as expense over the requisite service period.  The fair value of stock option grants is determined using the Black-Scholes option pricing model.  The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price.  The value of the award that is ultimately expected to vest is recognized as compensation expense on a straight line basis over the employee’s requisite service period.

Employee share-based compensation expense recognized in the three months ended June 30, 2012 and 2011 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of approximately 12% for both 2012 and 2011, based on historical forfeitures.

Share-based compensation expense for the three months ended June 30, 2012 and 2011 was:

	2012	2011

Research and development	$127,076	$216,997
General and administrative	384,965	327,703
Total share-based compensation expense	$512,041	$544,700

During the three months ended June 30, 2012, we granted 185,000 options to employees and nonemployee directors and made no restricted stock grants.  During the three months ended June 30, 2011, we granted 208,000 options to employees and nonemployee directors and made no restricted stock grants.  At June 30, 2012, we had total unrecognized share-based compensation expense related to unvested awards of approximately $2.9 million, net of estimated forfeitures, which we expect to recognize as expense over a weighted-average period of 2.1 years.

Share-based compensation expense for the six months ended June 30, 2012 and 2011 was:

	2012	2011

Research and development	$244,143	$458,431
General and administrative	816,562	796,894
Total share-based compensation expense	$1,060,705	$1,255,325

During the six months ended June 30, 2012, we granted 200,948 options to employees and nonemployee directors and made no restricted stock grants.  During the six months ended June 30, 2011, we granted 304,000 options to employees and nonemployee directors and made no restricted stock grants.

Income Taxes

We account for income taxes using the asset and liability approach, which requires the recognition of future tax benefits or liabilities on the temporary differences between the financial reporting and tax bases of our assets and liabilities. For interim periods, we recognize an income tax provision (benefit) based on an estimated annual effective tax rate expected for the entire year, plus or minus discrete income tax amounts. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. We also recognize a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. Our policy is to recognize interest and penalties on uncertain tax positions as a component of income tax expense. We consider discontinued operations for purposes of determining the amount of tax benefits that result from a loss from continuing operations.

Income tax expense was approximately $16 thousand and $0.2 million for the three and six months ended June 30, 2012, respectively. No income tax expense was recorded in 2011. Income tax expense in 2012 resulted from the difference between the treatment of goodwill for income tax purposes and for U.S. GAAP. The Company recorded a deferred tax liability, which cannot offset deferred tax assets, and a corresponding income tax expense. This deferred tax liability is included in our condensed consolidated balance sheet in other noncurrent liabilities.

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

For the periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potentially dilutive shares of common stock is anti-dilutive due to the net losses.  A total of approximately 11.6 million and approximately 10.9 million potential dilutive shares have been excluded in the calculation of diluted net loss per share in the three and six months ended June 30, 2012 and 2011, respectively, because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

We have evaluated all Accounting Standards Updates through the date the unaudited condensed consolidated financial statements were issued and believe the adoption of these will not have a material impact on our results of operations or financial position.

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

The following table sets forth a summary of changes in the fair value of our Level 3 liabilities for the six months ended June 30, 2012:

Description	Balance as of December 31, 2011	Unrealized Losses	Balance as of June 30, 2012

Derivative liabilities related to warrants	$1,886,652	$167,853	$2,054,505

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2011:

Description	Balance as of December 31, 2010	New Liabilities in 2011	Unrealized (Gains)	Balance as of June 30, 2011

Derivative liabilities related to warrants	$8,362,995	$668,640	$(3,176,686)	$5,854,949

At June 30, 2012 and 2011, derivative liabilities are comprised of 2,899,991 warrants to purchase common stock accounted for as a derivative. The warrants are considered to be derivative liabilities due to the presence of net settlement features, including cash settlement in certain circumstances, and are recorded at fair value at each balance sheet date.  The fair value of our warrants is determined based on the Black-Scholes option pricing model.  Use of the Black-Scholes option-pricing model requires the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends.  Changes in any of the assumptions related to the unobservable inputs identified above may change the stock purchase warrants’ fair value; increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in the unobservable inputs generally result in decreases in fair value. Gains and losses on the fair value adjustments for these derivative instruments are classified in other expenses as the change in fair value of derivative instruments in our condensed consolidated statements of operations.  The $0.2 million change in the market value of derivative instruments during the six-month period ended June 30, 2012 is due primarily to the change in the closing price of our stock, which was $1.27 per share as of December 30, 2011 and $1.39 per share as of June 30, 2012. The $3.2 million change in the market value of derivative instruments during the six-month period ended June 30, 2011 is due primarily to the change in the closing price of our stock, which was $4.23 per share as of December 31, 2010 and $2.94 per share as of June 30, 2011.

 Note 4 - Commitments and Contingencies

SIGA Litigation

In December 2006, we filed a complaint against SIGA Technologies, Inc. (“SIGA”) in the Delaware Court of Chancery.  The complaint alleged, among other things, that we have the right to license exclusively development and marketing rights for SIGA’s drug candidate, ST-246® (Tecovirimat), pursuant to a merger agreement between the parties that was terminated in 2006.  The complaint also alleged that SIGA failed to negotiate in good faith the terms of such a license pursuant to the terminated merger agreement.

In September 2011, the Court issued an opinion in the case finding that SIGA had breached certain contractual obligations to us and upholding our claims of promissory estoppel.  The Court awarded us the right to receive 50% of all net profits related to the sale of ST-246® and related products for 10 years following initial commercial sale of the drug once SIGA earns $40 million in net profits from the sale of ST-246® and related products.  The Court also awarded us one-third of our reasonable attorney's fees and expert witness fees, which amounts to approximately $2.4 million. In May 2012, the Court issued its final judgment. Both parties are appealing aspects of the decision to the Delaware Supreme Court.

We can provide no assurances that SIGA will not prevail on its appeal, that we will be successful in our appeal, and that the Delaware Supreme Court will not overturn the trial court’s decision awarding us a 10 year 50% net profit of the sales of ST-246® and related products (once SIGA retains the first $40 million in net profit). We have not yet recorded any amount due from SIGA in relation to this case.

Government Contracting

Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustment upon audit by the Defense Contract Audit Agency and BARDA. In our opinion, adjustments that may result from audits are not expected to have a material effect on our financial position, results of operations, or cash flows.

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

Under the terms of the convertible notes, which were converted or extinguished in 2010, if after the 2nd consecutive business day (other than during an allowable blackout period) on which sales of all of the securities required to be included on the registration statement cannot be made pursuant to the registration statement (a “Maintenance Failure”), we will be required to pay to each selling stockholder a one-time payment of 1.0% of the aggregate principal amount of the convertible notes relating to the affected shares on the initial day of a Maintenance Failure. Our total maximum obligation under this provision at June 30, 2012, would be approximately $0.2 million.

Following a Maintenance Failure, we will also be required to make to each selling stockholder monthly payments of 1.0% of the aggregate principal amount of the convertible notes relating to the affected shares on every 30th day after the initial day of a Maintenance Failure, in each case prorated for shorter periods and until the failure is cured. Our total maximum obligation under this provision would be approximate $0.2 million for each month until the failure, if it occurs, is cured.

Note 5 - Stockholders’ Equity

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

At that time, we reserved 3,500,000 shares of common stock in connection with awards to be granted under the 2007 Plan, including those awards that had originally been made under a prior plan.  In 2008, the Company’s shareholders approved amendments to the 2007 Plan, increasing the maximum number of shares authorized for issuance under the plan to 4,600,000 and adding an evergreen provision pursuant to which the number of shares authorized for issuance under the plan will increase automatically in each year, beginning in 2009 and continuing through 2015, according to certain limits set forth in the 2007 Plan.  At June 30, 2012, there are approximately 8.2 million shares approved for issuance under the 2007 Plan, of which approximately 1.6 million shares are available to be issued. The Board of Directors in conjunction with management determines who receives awards, the vesting conditions, and the exercise price.  Stock options issued under the 2007 Plan may have a maximum term of ten years.

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

In connection with the March 30, 2012, debt financing (see Note 6), we issued warrants to purchase an aggregate of 46,584 shares of the Company’s common stock at an exercise price of $1.61 per share to GE Capital. The warrants expire on March 30, 2022.

Note 6 – Financing Transactions

On March 30, 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with General Electric Capital Corporation (“GE Capital”), as lender and agent for other lenders that may subsequently become party to the agreement. The Loan Agreement provides for a senior secured debt facility including a $2.5 million term loan and a revolving line of credit of up to $5 million based on our outstanding qualified accounts receivable.  On March 30, 2012, the term loan was funded for an aggregate amount of $2.5 million. The initial draw on the revolving line of credit was for approximately $0.9 million on March 30, 2012. The revolving line of credit was repaid during the second quarter; therefore, no borrowings under the revolving line of credit were outstanding as of June 30, 2012. Under the terms of the Loan Agreement, the Company may draw down from the revolving line of credit up to 85% of qualified billed accounts receivable and 80% of qualified unbilled accounts receivable. As of June 30, 2012, approximately $0.1 million was available under the Loan Agreement to borrow against the revolving line of credit as we worked to finalize customary post-closing arrangements to implement GE Capital’s security interest in our receivables. These security interest arrangements were implemented in July 2012.

The fixed interest rate on the term loan is 10.14% per annum. The revolving line of credit has an adjustable interest rate based upon 3-month London Interbank Offered Rate (LIBOR), with a floor of 1.5%, plus 5%. As of June 30, 2012, this interest rate was 6.5%.  Both the term loan and the revolving line of credit mature in September 2015.  Payments on the term loan are interest-only for the first 10 months, which may be extended to 12 months if certain conditions described in the Loan Agreement are met. Subsequently, the term loan will fully amortize over its remaining term. Principal payments on the term loan are scheduled as follows:

Principal
Year	Payments
2012	-
2013	$909,096
2014	$909,096
2015	$681,808
$2,500,000

If we prepay the term loan and terminate the revolving line of credit prior to the scheduled maturity date, we are obligated to pay a prepayment premium equal to 3% of the then outstanding principal amount of the term loan during the first two years of the loan and 2% during the third year and thereafter.  In addition we are obligated to pay a final payment fee of 3% of the term loan balance. The final payment fee will be accrued and expensed over the term of the agreement, utilizing the effective interest method.

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

In connection with the Loan Agreement, we issued GE Capital warrants to purchase 46,584 shares of the Company’s common stock at an exercise price of $1.61 per share, subject to customary anti-dilution adjustments. The warrants are classified as equity. The fair value of the warrants at March 30, 2012 of $69,876 was recorded as a discount to the carrying value of the debt and is being amortized through interest expense over the term of the loan.

Also, in connection with us entering into the Loan Agreement, we incurred approximately $216,000 of related expenses. These expenses are deferred and are being amortized to interest expense over the term of the Loan Agreement.

In June 2011, PharmAthene entered into an agreement with certain accredited investors who purchased an aggregate of 1,857,143 shares of common stock for a purchase price of $3.50 per share and warrants to purchase up to an additional 371,423 shares of common stock. The warrants became exercisable immediately at an exercise price of $3.50 per share until the fifth anniversary of the date of issuance, which is June 15, 2016. The Company received gross proceeds of approximately $6.5 million and net proceeds of approximately $5.8 million.

Note 7 – Subsequent Events

On July 31, 2012, the DoD exercised its option to continue to fund an advanced expression system for the bioproduction of PharmAthene’s rBChE nerve agent medical countermeasure program, under a contract initially awarded in 2011. The value of the option was $2.5 million out of a potential total contract value of $5.7 million.

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

as well as risks detailed under the caption “Risk Factors” in our Report on Form 10-K for the year ended December 31, 2011 and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) from time to time thereafter.  In particular, there can be no assurance, that SIGA Technologies, Inc. (“SIGA”) will not prevail in its appeal, or that we will be successful in our appeal of certain aspects of the decision, to the Delaware Supreme Court of the ruling of the Delaware Court of Chancery awarding PharmAthene 50% of all net profits related to the sale of ST-246® and related products for 10 years following initial commercial sale of the drug once SIGA earns $40 million in net profits from the sale of ST-246® and related products. Further, the timing and amount of any future sales of ST-246® is uncertain. Significant additional non-clinical animal studies, human clinical trials, and manufacturing development work remain to be completed for all our products candidates. Future government funding to support the development of Valortim® is unlikely in the near term and remains uncertain. It is also uncertain whether any of our product candidates will be shown to be safe and effective and approved by regulatory authorities for use in humans. Forward-looking statements describe management’s current expectations regarding our future plans, strategies and objectives and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,”  “project,” “potential” or “plan” or the negative of these words or other variations on these words or comparable terminology.  Such statements include, but are not limited to:

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements which present our results of operations for the three and six months ended June 30, 2012 and 2011, as well as our financial positions at June 30, 2012 and December 31, 2011, contained elsewhere in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 8, 2012, including the consolidated financial statements contained therein.

Overview

We are a biodefense company engaged in the development and commercialization of next generation medical countermeasures against biological and chemical threats.  Our current biodefense portfolio includes the following product candidates:

•	SparVax™, a next generation recombinant protective antigen (“rPA”) anthrax vaccine,

•	rBChE (recombinant butyrylcholinesterase) bioscavanger, a medical countermeasure for nerve agent poisoning by organophosphorous compounds, including nerve gases and pesticides, and

•	Valortim®, a fully human monoclonal antibody for the prevention and treatment of anthrax infection.

In addition, we were awarded by the Delaware Court of Chancery in September 2011 the right to receive 50% of all net profits related to the sale of SIGA Technologies, Inc. ST-246® and related products for 10 years following initial commercial sale of the drug once SIGA earns $40 million in net profits from sales of ST-246® and related products. In May 2012, the Court issued its final judgment. Both parties are appealing aspects of the decision to the Delaware Supreme Court.

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

Results of Operations

Revenue

We recognized revenue of $6.3 million and $6.4 million during the three months ended June 30, 2012 and 2011, respectively. We recognized revenue of $12.5 million and $12.8 million during the six months ended June 30, 2012 and 2011, respectively.

Our revenue was derived primarily from contracts with the U.S. government for the development of SparVax™, and our rBChE bioscavanger and in the 2011 periods for Valortim® as well. Our revenue in the three and six months ended June 30, 2012 changed from the comparable periods of 2011 primarily due to the following:

•	Under our contract for the development of SparVax™, we recognized approximately $6.1 million and $5.3 million of revenue for the three months ended June 30, 2012 and 2011, respectively and approximately $11.3 million and $10.8 million of revenue for the six months ended June 30, 2012 and 2011, respectively. During the three and six months ended June 30, 2012 revenue for the Company's SparVax™ program was primarily attributable to the initiation of Bulk Drug Substance (BDS) Process Characterization to prepare for validation activities, further progression in the development of bioanalytical and analytical assays and the achievement of several contract milestones. Revenue for the six months ended June 30, 2012 is also attributable to work related to the manufacture of final drug product of SparVax™ as well as activities related to the Phase 2 clinical trial planned to commence later in 2012 and the completion of certain activities related to the development of analytical assays and ongoing stability programs for BDS and Final Drug Product. Milestone revenue received for the achievement of key technical milestones for the three and six months ended June 30, 2012 was $0.4 million and $1.3 million, respectively. During the three and six months ended June 30, 2011 revenue was primarily attributable to work related to the manufacturing platform for SparVax™ and additional activities related to the establishment of analytical and stability-indicating assays for characterization of the product, including the receipt of $0.9 million in connection with the achievement of key technical milestones under our SparVax™ development contract for the three months ended June 30, 2011 and $2.2 million for the six months ended June 30, 2011.

•	We recognized approximately $0.2 million and $1.0 million related to work on our second generation rBChE bioscavanger in the three and six months ended June 30, 2012 under the August 2011 fixed price contract with the DoD for the development of advanced expression system for rBChE. No revenue was recognized for the second generation rBChE bioscavanger in the three and six months ended June 30, 2011.

•	Under our contracts for the advanced development of Valortim®, we recognized no revenue in the three month period ended June 30, 2012 and $1.1 million of revenue for the three month period ended June 30, 2011, and $0.1 million and $1.9 million of revenue for the six months ended June 30, 2012 and 2011, respectively. Revenue in 2012 primarily reflects completion of activities under our 2007 contract with National Institute of Allergy and Infectious Diseases (“NIAID”) for Valortim®, which ended in accordance with its terms in the first quarter 2012, and certain work related to non-clinical and analytical assay development work to support further development of this product candidate. Additional government funding for Valortim® is unlikely during government fiscal year 2012, which ends September 30, 2012. There can be no assurance we will be successful in obtaining additional financial support for this program.

Research and Development Expenses

Our research and development expenses were $4.9 million and $6.0 million for the three months ended June 30, 2012 and 2011, respectively and $9.6 million and $11.8 million for the six months ended June 30, 2012 and 2011.  These expenses resulted from research and development activities in both periods related to our SparVax™ program as well as from activities related to Valortim® primarily in the 2011 period and the rBChE bioscavanger primarily in the 2012 period.  Direct expenses included salaries and other costs of personnel, raw materials and supplies, and an allocation of indirect expenses.  We also incurred third-party costs, including contract research, consulting and clinical development costs for individual projects.  Research and development expenses for the three months ended June 30, 2012 and 2011 were net of cost reimbursements under certain of our government grants of $0.4 million and $0.1 million, respectively. Research and development expenses for the six months ended June 30, 2012 and 2011 were net of cost reimbursements under certain of our government grants of $1.0 million and $0.4 million, respectively.

Research and development expenses for the three and six months ended June 30, 2012 and 2011 were attributable to research programs as follows:

	Three Months ended June 30,
($ in millions)	2012	2011
Anthrax therapeutic and vaccines	$4.6	$5.2
Chemical nerve agent protectants	0.3	-
Internal research and development	-	0.8
Total research and development expenses	$4.9	$6.0

	Six Months ended June 30,
($ in millions)	2012	2011
Anthrax therapeutic and vaccines	$8.8	$10.3
Chemical nerve agent protectants	0.7	0.2
Internal research and development	0.1	1.3
Total research and development expenses	$9.6	$11.8

For the three and six months ended June 30, 2012, research and development expenses decreased approximately $1.1 and $2.2 million respectively, from the same periods in the prior year, primarily due to a reduction in non-government funded internal research and development and decreased costs related to our Valortim® program as a result of the completion in the first quarter 2012 of work under our 2007 contract with NIAID.

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

Expenses associated with general and administrative functions were $2.8 and $3.4 million for the three months ended June 30, 2012 and 2011, respectively.  Legal and professional fees in the second quarter 2011 were approximately $0.7 million higher than in the same period in 2012 primarily due to the increased fees incurred for post trial activities in the litigation with SIGA and higher professional fees in the second quarter 2011. In addition, general and administrative labor costs decreased as a result of planned reductions. The three months ended June 30, 2011 also reflect a bad debt recovery of approximately $0.4 million.

Expenses associated with general and administrative functions were $5.7 million for the six months ended June 30, 2012 and $8.3 million for the six months ended June 30, 2011.  Legal and professional fees in the first six months of 2011 were approximately $2.4 million higher than in the same period in 2012 primarily due to the increased fees incurred for the trial and post trial activities in the litigation with SIGA as well as higher professional fees in the first half of 2011. In addition, general and administrative labor costs decreased as a result of planned reductions. The six months ended June 30, 2011 also includes a bad debt recovery of approximately $0.4 million.

Depreciation and Amortization

Depreciation and amortization expenses were approximately $0.1 million for the three months ended June 30, 2012 and 2011, respectively. Depreciation and amortization expenses were approximately $0.2 million for the six months ended June 30, 2012 and 2011, respectively.

Other Income (Expense)

Other income (expense) primarily consists of interest income on our cash and cash equivalents, interest expense on our debt and other financial obligations, changes in fair value of our derivative financial instruments, foreign currency transaction gains or losses, and the gain on the disposal of property and equipment.

We incurred approximately $0.1 million and $15 thousand in interest expense during the three months ended June 30, 2012 and 2011, respectively. We incurred $0.1 million and $31 thousand in interest expense during the six months ended June 30, 2012 and 2011, respectively. Interest expense in 2012 is the result of the term loan and revolving line of credit we entered into on March 30, 2012. We anticipate that we will incur higher interest expense as a result of the term loan and use of the revolving line of credit in future periods.

The other income related to the change in the fair value of our derivative instruments was approximately $0.8 million and $0.7 million for the three months ended June 30, 2012 and 2011, respectively.  The warrants are considered to be derivative liabilities due to the presence of net settlement features, including cash settlement in certain circumstances, and are recorded at fair value at each balance sheet date. The fair value of these derivative instruments is estimated using the Black-Scholes option pricing model.  The decrease in fair value recognized for the three months ended June 30, 2012 was primarily the result of the decrease in our stock price from $1.77 per share on March 30, 2012 to $1.39 per share on June 30, 2012. The $0.7 million change in the fair value of derivative instruments during the three month period ended June 30, 2011 is due primarily to the change in the closing price of our stock, which was $3.19 per share as of March 31, 2011 to $2.94 per share as of June 30, 2011.

The other expense related to the change in the fair value of our derivative instruments was approximately $0.2 million for the six months ended June 30, 2012. The other income related to the change in fair value of our derivative instruments was approximately $3.2 million for the six months ended June 30, 2011.  The fair value of these derivative instruments is estimated using the Black-Scholes option pricing model.  The increase in fair value recognized for the six months ended June 30, 2012 was primarily the result of the increase in our stock price from $1.27 per share on December 31, 2011 to $1.39 per share on June 30, 2012. The $3.2 million change in the fair value of derivative instruments during the six month period ended June 30, 2011 is due primarily to the change in the closing price of our stock, which was $4.23 per share as of December 31, 2010 and $2.94 per share as of June 30, 2011. For more information, please refer to Note 3 - Fair Value Measurements in the notes to the unaudited condensed consolidated financial statements.

Income Taxes

Income tax expense was approximately $16 thousand and $0.2 million for the three and six months ended June 30, 2012, respectively. No income tax expense was recorded in 2011. Income tax expense in 2012 resulted from the difference between the treatment of goodwill for income tax purposes and for U.S. Generally Accepted Accounting Principles. The Company recorded a deferred tax liability, which cannot offset deferred tax assets, and a corresponding income tax expense. This deferred tax liability is included in our condensed consolidated balance sheet in other noncurrent liabilities.

Liquidity and Capital Resources

Overview

Our primary cash requirements for 2012 are to fund our operations (including our research and development programs) and support our general and administrative activities.  Our future capital requirements will depend on many factors, including, but not limited to, timing, amount and profitability of sales of ST-246®, if any (and our ability to collect our portion of net profits related to ST-246®); the progress of our research and development programs; the progress of pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approval; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; changes in our existing research relationships; competing technological and marketing developments; our ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others; and any future change in our business strategy.  These cash requirements could change materially as a result of shifts in our business and strategy.

During 2011 and the first quarter of 2012, we implemented certain cost reduction activities that we believe have reduced our net operating cash needs for 2012 and 2013 significantly as compared to 2010 and 2011. In addition, during the first quarter of 2012, we closed on a term loan for $2.5 million and have access to additional debt capital pursuant to a revolving line of credit for up to an additional $5 million dollars based on a percentage of our accounts receivable. No borrowings under the revolving line of credit were outstanding as of June 30, 2012. As of June 30, 2012, approximately $0.1 million was available under the Loan Agreement to borrow against the revolving line of credit as we worked to finalize customary post-closing arrangements to implement GE Capital’s security interest in our receivables. These security interest arrangements were implemented in July 2012. We currently anticipate that our current cash on hand, amounts available under the line of credit, and collection of accounts receivables at June 30, 2012, as well as cash to be collected from contract revenue under contracts currently in place, will be sufficient to meet the Company’s ongoing expenses and capital requirements through at least June 30, 2013.

Since our inception, we have not historically generated positive cash flows from operations.  To bridge the gap between payments made to us under our government contracts and grants and our operating and capital needs, we have had to rely on a variety of financing sources, including the issuance of equity securities and convertible notes, proceeds from loans and other borrowings.  For the foreseeable future, we will continue to need these types of financing vehicles and potentially others to help fund our future operating and capital requirements.

While in March 2012, the Company was successful in securing credit financing, the renewed turmoil affecting the global financial system threatens to once again tighten the credit markets.  As a result, there can be no assurance that future funding will be available to us on reasonably acceptable terms, or at all.  In addition, due to the U.S. government’s continuing substantial efforts to stabilize the economy, the U.S. government may be forced or choose to reduce or delay spending in the biodefense field, which could decrease the likelihood of future government contract awards, the likelihood that the government will exercise its right to extend any of its existing contracts with us and/or the likelihood that the government would procure products from us.

Our condensed consolidated financial statements have been prepared on a basis which assumes that we will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and do not include any adjustments that might result if the carrying amount of recorded assets and liabilities are not realized.

Sources and Uses of Cash

Cash and cash equivalents were $11.8 million and $11.2 million at June 30, 2012 and December 31, 2011, respectively.  The $0.6 million increase at June 30, 2012 was primarily attributable to the $2.5 million term loan, which we closed in the first quarter 2012, partially offset by $1.9 million of cash used in operations, while for the corresponding 2011 period, cash and cash equivalents included $5.8 million in proceeds from the June 2011 issuance of stock and warrants, partially offset by $3.4 million of cash used in operations.

Operating Activities

Net cash used in operating activities was $1.9 million and $3.4 million for the six months ended June 30, 2012 and 2011, respectively.

Net cash used in operations during the six months ended June 30, 2012 reflects our net loss of $3.4 million, adjusted for non-cash share-based compensation expense of $1.1 million, the increase in the fair value of derivative instruments of $0.2 million and other noncash expenses of $0.3 million. The increase in unbilled accounts receivable of approximately $1.8 million was partially offset by a decrease in accounts receivable of approximately $1.0 million.  The increase in the fair value of the derivative instruments primarily relates to the change in our stock price from $1.27 per share at December 30, 2011 to $1.39 per share at June 30, 2012.

Net cash used in operations during the six months ended June 30, 2011 reflects our net loss of $4.5 million, adjusted for the change in market value of derivative instruments of $3.2 million and recovery of bad debt expenses of $0.4 million.  These were offset by non-cash stock option expense of $1.3 million, decrease in accounts receivable of $0.8 million, decrease in unbilled receivables of $1.1 million and a decrease in prepaid expenses and other current assets of $1.6 million and minor decreases in current liabilities.  The change in market value of the derivative instruments primarily relates to the change in PharmAthene’s stock price from $4.23 per share at December 30, 2010 to $2.94 per share at June 30, 2011.

Investing Activities

There were no significant investing activities during the six months ended June 30, 2012 and June 30, 2011.

Financing Activities

Net cash provided by financing activities was $2.4 million for the six months ended June 30, 2012 as compared to $5.8 million for the six months ended June 30, 2011.

The majority of our cash provided by financing for the six months ended June 30, 2012, was a result of us entering into a senior fully-secured debt facility with GE Capital as described in Note 6 to the unaudited condensed consolidated financial statements. On March 30, 2012, the term loan was funded for an aggregate amount of $2.5 million. The initial draw on the revolving line of credit was, for approximately $0.9 million, on March 30, 2012. The revolving line of credit was repaid during the second quarter, therefore, none of the $5 million revolving line of credit was being used as of June 30, 2012.

In June 2011, PharmAthene entered into an agreement with certain accredited investors who purchased an aggregate of 1,857,143 shares of common stock for a purchase price of $3.50 per share and warrants to purchase up to an additional 371,423 shares of common stock. The warrants were exercisable immediately at an exercise price of $3.50 per share until the fifth anniversary of the date of issuance, which is June 15, 2016. The Company received gross proceeds of approximately $6.5 million and net proceeds of approximately $5.8 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following are contractual commitments at June 30, 2012 primarily associated with leases and research and development arrangements:

Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years

Operating facility leases	4,000,200	785,850	1,595,400	1,618,950	-
Research and development agreements	17,465,985	17,309,885	156,100	-	-
Term loan	2,500,000	454,548	1,818,192	227,260	-
Total contractual obligations	$23,966,185	18,550,283	3,569,692	1,846,210	-

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2012, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In December 2006, we filed a complaint against SIGA in the Delaware Court of Chancery.  The complaint alleges, among other things, that we have the right to license exclusively development and marketing rights for SIGA’s drug candidate, ST-246®, pursuant to a merger agreement between the parties that was terminated in October 2006.  The complaint also alleges that SIGA failed to negotiate in good faith the terms of such a license pursuant to the terminated merger agreement.

In September 2011, the Court issued an opinion in the case finding that SIGA had breached certain contractual obligations to us and upholding our claims of promissory estoppel.  The Court awarded us the right to receive 50% of all net profits related to the sale of ST-246® and related products for 10 years following initial commercial sale of the drug once SIGA earns $40 million in net profits from the sale of ST-246® and related products.  The Court also awarded us one-third of our reasonable attorney's fees and expert witness fees, which amounts to approximately $2.4 million. In May 2012, the Court issued its final judgment. Both parties are appealing aspects of the decision to the Delaware Supreme Court.

We can provide no assurances that SIGA will not prevail on its appeal, that we will be successful in our appeal of certain aspects of the decision, and that the Delaware Supreme Court will not overturn the trial court’s decision awarding us a 10 year 50% net profit interest in sales of ST-246® and related products (once SIGA earns $40 million in net profits). We have not recorded any amount due from SIGA in relation to this case.

Item 1A.  Risk Factors

Investing in our securities involves risks.  In addition to the other information in this quarterly report on Form 10-Q, stockholders and potential investors should carefully consider the risks and uncertainties discussed in the section "Item 1A.  Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2011 as supplemented by the risks and uncertainties discussed below.  If any of the risks and uncertainties set forth below or in our 2011 annual report on Form 10-K actually materialize, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment. The risks and uncertainties set forth below and described in our 2011 annual report on Form 10-K are not the only ones that may materialize.  Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.

Risks Related to Our Financial Condition

There are risks presented by our obligations under our fully-secured loan agreement with GE Capital

In the first quarter 2012, we closed on a senior fully-secured debt facility with GE Capital providing for a $2.5 million term loan and a revolving line of credit of up to $5 million based on a percentage of our outstanding qualified accounts receivable. The Company’s obligations under the loan and security agreement with GE Capital (“Loan Agreement”) are secured by a security interest in substantially all of the Company’s assets. While the security interest does not, except in limited circumstances, cover the Company’s intellectual property, it does cover any proceeds to the Company from the use of intellectual property. The Loan Agreement contains customary representations, warranties and covenants, including limitations on acquisitions, dispositions, incurrence of indebtedness and the granting of security interests. Upon the occurrence and during the continuance of any event of default, GE Capital may, and at the written request of the requisite lenders shall, terminate the commitments under the facilities and declare any or all of the obligations to be immediately due and payable, without demand or notice to the Company. However, any event of default relating to timely payment of debts, insolvency, liquidation, bankruptcy or similar events will result in automatic acceleration. Among the remedies available to GE Capital in case of an event of default are the taking possession and disposition of any collateral under the Loan Agreement.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Default upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

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

PHARMATHENE, INC.

Dated: August 7, 2012	By:	/s/ Eric I. Richman
Eric I. Richman
President and Chief Executive Officer

Dated: August 7, 2012	By:	/s/ Linda Chang
Linda Chang
Senior Vice-President and Chief Financial Officer

