Form 10-Q
period 2012-09-30
PHARMATHENE, INC
filed 2012-11-06
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of November 1, 2012 was 48,365,984.

PHARMATHENE, INC.

Item 1.  Financial Statements

PHARMATHENE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$14,726,328	$11,236,771
Accounts receivable (billed)	1,606,241	4,424,442
Unbilled accounts receivable	3,682,311	3,021,208
Prepaid expenses and other current assets	363,742	830,585
Restricted cash	—	100,000
Total current assets	20,378,622	19,613,006

Property and equipment, net	553,081	788,666
Other long term assets and deferred costs	130,709	53,384
Goodwill	2,348,453	2,348,453
Total assets	$23,410,865	$22,803,509

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,846,614	$1,445,700
Accrued expenses and other liabilities	3,233,804	3,169,642
Current portion of long term debt	681,822	—
Short term debt	1,208,370	—
Total current liabilities	6,970,610	4,615,342

Other long term liabilities	579,707	449,709
Long term debt, less current portion	1,764,264	—
Derivative instruments	1,545,534	1,886,652
Total liabilities	10,860,115	6,951,703

Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 48,345,984 and 48,236,172 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	4,835	4,824
Additional paid-in-capital	210,101,716	208,525,917
Accumulated other comprehensive (loss) income	(215,977)	1,010,522
Accumulated deficit	(197,339,824)	(193,689,457)
Total stockholders' equity	12,550,750	15,851,806
Total liabilities and stockholders' equity	$23,410,865	$22,803,509

See the accompanying notes to the unaudited condensed consolidated financial statements.

  PHARMATHENE, INC.

  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenue	$6,696,126	$5,260,057	$19,162,176	$18,026,619

Operating expenses:
Research and development	5,138,622	4,884,231	14,762,634	16,688,703
General and administrative	3,275,428	3,283,246	9,004,008	11,632,272
Depreciation and amortization	72,453	114,494	234,811	348,813
Total operating expenses	8,486,503	8,281,971	24,001,453	28,669,788

Loss from operations	(1,790,377)	(3,021,914)	(4,839,277)	(10,643,169)
Other income (expense):
Interest income	5,727	3,961	13,534	10,496
Interest expense	(112,529)	(9,932)	(226,910)	(40,540)
Realization of cumulative translation adjustment	1,227,656	—	1,227,656	—
Change in fair value of derivative instruments	508,971	2,898,869	341,118	6,075,555
Other income (expense)	(31,312)	95,520	22,122	50,892
Total other income (expense)	1,598,513	2,988,418	1,377,520	6,096,403

Net loss before provision for income taxes	(191,864)	(33,496)	(3,461,757)	(4,546,766)
Provision for income taxes	(22,072)	—	(188,610)	—
Net loss	$(213,936)	$(33,496)	$(3,650,367)	$(4,546,766)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.08)	$(0.10)

Weighted average shares used in calculation of basic and diluted net loss per share	48,345,984	48,194,035	48,314,058	47,041,027

See the accompanying notes to the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net loss	$(213,936)	$(33,496)	$(3,650,367)	$(4,546,766)
Other comprehensive loss:
Realization of cumulative translation adjustment included in net loss	(1,227,656)	—	(1,227,656)	—
Foreign currency translation adjustment	7,690	(79,585)	1,157	(88,877)
Comprehensive loss	$(1,433,902)	$(113,081)	$(4,876,866)	$(4,635,643)

See the accompanying notes to the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2012	2011
Operating activities
Net loss	$(3,650,367)	$(4,546,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Realization of cumulative translation adjustment	(1,227,656)	—
Bad debt recovery	—	(8,168)
Change in fair value of derivative instruments	(341,118)	(6,075,555)
Depreciation and amortization expense	234,811	348,813
Gain of the disposal of property and equipment	(66,626)	—
Share-based compensation expense	1,499,910	1,881,416
Deferred income taxes	188,610	—
Non-cash interest expense	81,252	—
Changes in operating assets and liabilities:
Accounts receivable	2,818,201	1,080,032
Unbilled accounts receivable	(661,103)	1,357,711
Prepaid expenses and other current assets	557,683	1,439,312
Accounts payable	400,764	(2,684,507)
Accrued expenses and other liabilities	(12,225)	204,291
Net cash used in operating activities	(177,864)	(7,003,421)
Investing activities
Purchases of property and equipment	—	(71,439)
Proceeds from the sale of property and equipment	67,400	—
Net cash provided by (used in) investing activities	67,400	(71,439)
Financing activities
Proceeds from issuance of long term debt and warrants	2,500,000	—
Net proceeds from (repayment of) revolving credit agreement	1,208,370	—
Deferred financing costs	(216,460)	—
Change in restricted cash requirements	100,000	—
Proceeds from issuance of common stock and warrants	38,984	5,814,639
Other	(32,960)	(64,362)
Net cash provided by financing activities	3,597,934	5,750,277
Effects of exchange rates on cash	2,087	(54,668)
Increase (decrease) in cash and cash equivalents	3,489,557	(1,379,251)
Cash and cash equivalents, at beginning of period	11,236,771	11,785,327
Cash and cash equivalents, at end of period	$14,726,328	$10,406,076

Supplemental disclosure of cash flow information
Cash paid for interest	$145,658	$40,540
Noncash financing activity
Value of warrants issued to lender in connection with loan	$69,876	$—

See the accompanying notes to the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2012

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

Our condensed consolidated financial statements include the accounts of PharmAthene, Inc. and our wholly-owned subsidiaries, collectively referred to herein as “PharmAthene”, “we”, “us”, “our” or the “Company.”  All significant intercompany transactions and balances have been eliminated in consolidation.  Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows.  The condensed consolidated balance sheet at December 31, 2011 has been derived from audited consolidated financial statements at that date.  The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year.   Certain information and footnote disclosure normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these condensed consolidated financial statements are read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission. We currently operate in one business segment. Certain amounts within current assets in the 2011 financial statements have been reclassified to conform to the current year’s presentation.

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

Foreign Currency Translation

The functional currency of our wholly owned foreign subsidiaries is their local currency.  Assets and liabilities of our foreign subsidiaries are translated into United States dollars based on exchange rates at the end of the reporting period.  Income and expense items are translated at the weighted average exchange rates prevailing during the reporting period.  Translation adjustments for subsidiaries that have not been sold, substantially liquidated or otherwise disposed of, are accumulated in other comprehensive income (loss), a component of stockholders’ equity.  Transaction gains and losses are included in the determination of net loss.

In July 2012, we substantially completed our liquidation of our Canadian subsidiary, which we had acquired in 2005.  Prior to substantially liquidating the Canadian subsidiary, currency fluctuations were recorded as foreign currency translation adjustments, a component of other comprehensive income.  As a result of the substantially completed liquidation, we realized approximately $1.2 million of income in our condensed consolidated statement of operations, which represents the amount of previously recorded foreign currency translation adjustments related to our Canadian subsidiary.

 Cash and Cash Equivalents

Cash and cash equivalents are stated at cost which approximates market value.  We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Revolving Line of Credit and Term Loan

As discussed further in Note 6, we entered into a loan agreement with General Electric Capital Corporation (“GE Capital”) in March 2012. As part of that agreement, we issued stock purchase warrants to GE Capital that expire in March 2022. The fair value of the warrants was charged to additional paid-in-capital, resulting in a debt discount at the date of issuance. The debt discount is being amortized over the term of the loan agreement using the effective interest method. Financing costs incurred in connection with this agreement are being amortized over the term of the agreement using the effective interest method.

Significant Customers and Accounts Receivable

Our primary customers are the Biomedical Advanced Research and Development Authority (“BARDA”), the U.S. Department of Defense (the “DoD”), and the National Institutes of Health (“NIH”). As of September 30, 2012 and December 31, 2011, our trade receivable and unbilled receivable balances were comprised solely of receivables from these customers.

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

For fixed price contracts without substantive milestones as described above, revenue is recognized on the percentage-of-completion method in accordance with the applicable accounting guidance for long term contracts.  The percentage-of-completion method recognizes income as the contract progresses; recognition of revenue and profits generally related to the costs incurred in providing the services required under the contract.  The use of the percentage-of-completion method depends on the ability to make reasonable dependable estimates.  The fact that circumstances may necessitate frequent revision of estimates does not indicate that the estimates are unreliable for the purpose for which they are used. Estimating is an integral part of our business activities, and there may be a necessity to revise estimates on contracts continually as the work progresses. As a result, amounts invoiced may differ from revenue recognized. Amounts invoiced to customers in excess of revenue recognized are reflected on the balance sheet as deferred revenue, a component of accrued expenses and other liabilities. We recorded approximately $46 thousand and $0.5 million as deferred revenue as of September 30, 2012 and December 31, 2011, which is included in accrued expenses and other liabilities on the condensed consolidated balance sheet.

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

We analyze each cost reimbursable grant to determine whether we should report such reimbursements as revenue or as an offset to our expenses incurred.  For each of the three months ended September 30, 2012 and 2011, we recorded approximately $0.1 million of costs reimbursed by the government as an offset to research and development expenses.  For the nine months ended September 30, 2012 and 2011, we recorded approximately $1.1 million and $0.4 million, respectively, of costs reimbursed by the government as an offset to research and development expenses.

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

Employee share-based compensation expense recognized in the three months ended September 30, 2012 and 2011 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of approximately 12% for both 2012 and 2011, based on historical experience of forfeitures.

Share-based compensation expense for the three months ended September 30, 2012 and 2011 was:

	2012	2011

Research and development	$107,199	$208,488
General and administrative	332,006	417,603
Total share-based compensation expense	$439,205	$626,091

During the three months ended September 30, 2012, we granted no options to employees and made no restricted stock grants.  During the three months ended September 30, 2011, we granted 256,639 options to employees and made 50,000 restricted stock grants.  At September 30, 2012, we had total unrecognized share-based compensation expense related to unvested awards of approximately $2.5 million, net of estimated forfeitures, which we expect to recognize as expense over a weighted-average period of 1.94 years.

Share-based compensation expense for the nine months ended September 30, 2012 and 2011 was:

	2012	2011

Research and development	$351,342	$666,919
General and administrative	1,148,568	1,214,497
Total share-based compensation expense	$1,499,910	$1,881,416

During the nine months ended September 30, 2012, we granted 200,948 options to employees and non-employee directors and made no restricted stock grants.  During the nine months ended September 30, 2011, we granted 560,639 options to employees and non-employee directors and made 50,000 restricted stock grants to employees.

Income Taxes

We account for income taxes using the asset and liability approach, which requires the recognition of future tax benefits or liabilities on the temporary differences between the financial reporting and tax bases of our assets and liabilities. For interim periods, we recognize an income tax provision (benefit) based on an estimated annual effective tax rate expected for the entire year, adjusted as necessary for discrete items. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. We also recognize a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. Our policy is to recognize interest and penalties on uncertain tax positions as a component of income tax expense.

The provision for income taxes was approximately $22 thousand and $0.2 million for the three and nine months ended September 30, 2012, respectively; no provision (benefit) for income taxes was recorded in 2011. The provision for income taxes in 2012 resulted from the difference between the treatment of goodwill for income tax purposes and for U.S. GAAP. This difference resulted in the recording of a deferred tax liability, which cannot offset deferred tax assets, and results in a corresponding provision for income taxes. This deferred tax liability is included in our condensed consolidated balance sheets in other long term liabilities.

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

For the periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potentially dilutive shares of common stock is anti-dilutive due to the net losses.  A total of approximately 11.5 million and approximately10.9 million potential dilutive shares have been excluded in the calculation of diluted net loss per share in the three and nine months ended September 30, 2012 and 2011, respectively, because their inclusion would be anti-dilutive.

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

The following table sets forth a summary of changes in the fair value of our Level 3 liabilities for the nine months ended September 30, 2012:

Description	Balance as of December 31, 2011	Unrealized (Gains)	Balance as of September 30, 2012

Derivative liabilities related to warrants	$1,886,652	$(341,118)	$1,545,534

The following table sets forth a summary of changes in the fair value of our Level 3 liabilities for the nine months ended September 30, 2011:

Description	Balance as of December 31, 2010	New Liabilities in 2011	Unrealized (Gains)	Balance as of September 30, 2011

Derivative liabilities related to warrants	$8,362,995	$668,640	$(6,075,555)	$2,956,080

At September 30, 2012 and 2011, derivative liabilities are comprised of 2,899,991 warrants to purchase common stock that are classified as liabilities. The warrants are considered to be derivative liabilities due to the presence of net settlement features and are recorded at fair value at each balance sheet date.  The fair value of our warrants is determined based on the Black-Scholes option pricing model.  Use of the Black-Scholes option-pricing model requires the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends.  Changes in any of the assumptions related to the unobservable inputs identified above may change the stock purchase warrants’ fair value; increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in the unobservable inputs generally result in decreases in fair value. Gains and losses on the fair value adjustments for these derivative instruments are classified in other expenses as the change in fair value of derivative instruments in our condensed consolidated statements of operations.  The $0.3 million unrealized gains on the change in the market value of derivative instruments during the nine-month period ended September 30, 2012 is due primarily to the change in the closing price of our stock, which was $1.27 per share as of December 30, 2011 and $1.18 per share as of September 30, 2012. The $6.1 million unrealized gains on the change in the market value of derivative instruments during the nine-month period ended September 30, 2011 is due primarily to the change in the closing price of our stock, which was $4.23 per share as of December 31, 2010 and $1.76 per share as of September 30, 2011.

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

In September 2011, the Court issued an opinion in the case finding that SIGA had breached certain contractual obligations to us and upholding our claims of promissory estoppel.  The Court awarded us the right to receive 50% of all net profits related to the sale of ST-246® and related products for 10 years following initial commercial sale of the drug once SIGA earns $40 million in net profits from the sale of ST-246® and related products.  The Court also awarded us one-third of our reasonable attorney's fees and expert witness fees, which amounts to approximately $2.4 million plus interest. In May 2012, the Court issued its final judgment. SIGA has appealed aspects of the decision to the Delaware Supreme Court, which has set oral argument in the case for January 2013. In response, we have cross-appealed other aspects of the decision. Based on the timing of issuance of past Delaware Supreme Court decisions, we expect a ruling from the high court no later than the second quarter 2013.

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

Registration Rights Agreements

We entered into a Registration Rights Agreement with the investors who participated in the July 2009 private placement of convertible notes and related warrants.  We subsequently filed two registration statements on Form S-3 with the Securities and Exchange Commission to register the shares underlying the convertible notes and related warrants, which registration statements have been declared effective. We are obligated to maintain the registration statements effective until the date when all shares underlying the convertible notes and related warrants (and any other securities issued or issuable with respect to in exchange for such shares) have been sold. The convertible notes were converted or extinguished in 2010, although the related warrants remain outstanding. The warrants will expire on January 28, 2015.

We have separate registration rights agreements with investors, under which we have obligations to keep the corresponding registration statements effective until the registrable securities (as defined in each agreement) have been sold, and under which we may have separate obligations to file registration statements in the future on either a demand or “piggy-back” basis or both.

Under the terms of the convertible notes, which were converted or extinguished in 2010, if after the 2nd consecutive business day (other than during an allowable blackout period) on which sales of all of the securities required to be included on the registration statement cannot be made pursuant to the registration statement (a “Maintenance Failure”), we will be required to pay to each selling stockholder a one-time payment of 1.0% of the aggregate principal amount of the convertible notes relating to the affected shares on the initial day of a Maintenance Failure. Our total maximum obligation under this provision at September 30, 2012, would be approximately $0.2 million.

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

At that time, we reserved 3,500,000 shares of common stock in connection with awards to be granted under the 2007 Plan, including those awards that had originally been made under a prior plan.  In 2008, the Company’s shareholders approved amendments to the 2007 Plan, increasing the maximum number of shares authorized for issuance under the plan to 4,600,000 and adding an evergreen provision pursuant to which the number of shares authorized for issuance under the plan will increase automatically in each year, beginning in 2009 and continuing through 2015, according to certain limits set forth in the 2007 Plan.  At September 30, 2012, there were approximately 8.2 million shares approved for issuance under the 2007 Plan, of which approximately 1.6 million shares are available to be issued. The Board of Directors in conjunction with management determines who receives awards, the vesting conditions, and the exercise price.  Stock options issued under the 2007 Plan may have a maximum term of ten years.

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

Note 6 – Financing Transactions

On March 30, 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with General Electric Capital Corporation (“GE Capital”), as lender and agent for other lenders that may subsequently become party to the agreement. The Loan Agreement provides for a senior secured debt facility including a $2.5 million term loan and a revolving line of credit of up to $5 million based on our outstanding qualified accounts receivable.  On March 30, 2012, the term loan was funded for an aggregate amount of $2.5 million. As of September 30, 2012 approximately $1.2 million was outstanding under the revolving line of credit, which is recorded as short term debt on our condensed consolidated balance sheet. Under the terms of the Loan Agreement, the Company may draw down from the revolving line of credit up to 85% of qualified billed accounts receivable and 80% of qualified unbilled accounts receivable. As of September 30, 2012, approximately $1.3 million was available under the Loan Agreement to borrow against the revolving line of credit.

The fixed interest rate on the term loan is 10.14% per annum. The revolving line of credit has an adjustable interest rate based upon the 3-month London Interbank Offered Rate (LIBOR), with a floor of 1.5%, plus 5%. As of September 30, 2012, this interest rate was 6.5%.  Both the term loan and the revolving line of credit mature in September 2015.  Payments on the term loan are interest-only for the first 10 months, which may be extended to 12 months if certain conditions described in the Loan Agreement are met. Subsequently, the term loan will fully amortize over its remaining term. Principal payments on the term loan are scheduled as follows:

Principal
Year	Payments
2012	$-
2013	909,096
2014	909,096
2015	681,808
$2,500,000

If we prepay the term loan and terminate the revolving line of credit prior to the scheduled maturity date, we are obligated to pay a prepayment premium equal to 3% of the then outstanding principal amount of the term loan during the first two years of the loan and 2% during the third year and thereafter.  In addition we are obligated to pay a final payment fee of 3% of the term loan balance. The final payment fee will be accrued and expensed over the term of the agreement, using the effective interest method.

Our obligations under the Loan Agreement are collateralized by a security interest in substantially all of our assets including cash, receivables and property and equipment. While the security interest does not, except in limited circumstances, cover our intellectual property, it does cover any proceeds received by us from the use or sale of our intellectual property.

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

In June 2011, PharmAthene entered into an agreement with certain accredited investors who purchased an aggregate of 1,857,143 shares of common stock for a purchase price of $3.50 per share and warrants to purchase up to an additional 371,423 shares of common stock. The warrants became exercisable immediately at an exercise price of $3.50 per share and are exercisable until the fifth anniversary of the date of issuance, which is June 15, 2016. The warrants are classified as derivative liabilities. The Company received gross proceeds of approximately $6.5 million and net proceeds of approximately $5.8 million.

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

as well as risks detailed under the caption “Risk Factors” in our Report on Form 10-K for the year ended December 31, 2011 and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) from time to time thereafter.  In particular, there can be no assurance, that SIGA Technologies, Inc. (“SIGA”) will not prevail in its appeal, or that we will be successful in our appeal of certain aspects of the decision, to the Delaware Supreme Court of the ruling of the Delaware Court of Chancery awarding PharmAthene 50% of all net profits related to the sale of ST-246® and related products for 10 years following initial commercial sale of the drug once SIGA earns $40 million in net profits from the sale of ST-246® and related products. Further, the timing and amount of any future sales of ST-246® is uncertain. Significant additional non-clinical animal studies, human clinical trials, and manufacturing development work remain to be completed for all our products candidates, and with FDA’s August 2012 clinical hold of SparVax™, it is unclear when, if ever, we can re-initiate human clinical trials for that product candidate. Future government funding to support the development of Valortim® is unlikely in the near term and remains uncertain. It is also uncertain whether any of our product candidates will be shown to be safe and effective and approved by regulatory authorities for use in humans. Forward-looking statements describe management’s current expectations regarding our future plans, strategies and objectives and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,”  “project,” “potential” or “plan” or the negative of these words or other variations on these words or comparable terminology.  Such statements include, but are not limited to:

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements which present our results of operations for the three and nine months ended September 30, 2012 and 2011, as well as our financial positions at September 30, 2012 and December 31, 2011, contained elsewhere in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 8, 2012, including the audited consolidated financial statements contained therein.

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

In addition, we were awarded by the Delaware Court of Chancery in September 2011 the right to receive 50% of all net profits related to the sale of SIGA Technologies, Inc. ST-246® and related products for 10 years following initial commercial sale of the drug once SIGA earns $40 million in net profits from sales of ST-246® and related products. In May 2012, the Court issued its final judgment. SIGA has appealed aspects of the decision to the Delaware Supreme Court. In response, we have cross-appealed other aspects of the decision.

Recent Events

On October 19, 2012, Arthur Y. Elliott, Ph.D., a vaccine and infectious disease specialist, assumed the role of acting Chief Scientific Officer for the Company. Dr. Elliott had served as a scientific advisor to the Company since June 2011. Dr. Elliott replaced Dr. Thomas Fuerst who resigned as the Company’s Chief Scientific Officer effective that same day.

From 2010 to 2011, Dr. Elliott served as Branch Chief, responsible for the U.S. Government’s Anthrax Vaccine Portfolio within the Chemical, Biological, Radiological and Nuclear (CBRN) division of the Biomedical Advanced Research and Development Authority (BARDA). Between 2006 and 2010, Dr. Elliott led, for the Department of Health and Human Services, the Avian Influenza Pandemic Preparedness Program, a government/industry collaboration between three pharmaceutical companies and four government agencies (the Department of Health and Human Services, National Institutes of Health, Centers for Disease Control, and Food and Drug Administration (FDA)) to accelerate the production and stockpiling of Pandemic Influenza Vaccine for the United States Strategic National Stockpile.

Prior to his government service, from 2000 to 2006, Dr. Elliot served as an on-site consultant to Aventis (Sanofi Pasteur) Pharmaceutical Corporation, advising on the design and implementation of new manufacturing facilities for the production of influenza vaccine. From 1994 to 1999, Dr. Elliott served as Chief Operating Officer and Senior Vice President, and starting in 1998 Acting President, at North American Vaccine, Inc. Dr. Elliott earned his Ph.D. in virology from Purdue University, and an M.S. in microbiology and a B.A. in biology, both from North Texas State University.

Critical Accounting Policies

A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these condensed consolidated financial statements are read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the years ended December 31, 2011, filed with the Securities and Exchange Commission.

There were no significant changes in critical accounting policies from those at December 31, 2011.

Results of Operations

Revenue

We recognized revenue of $6.7 million and $5.3 million during the three months ended September 30, 2012 and 2011, respectively. We recognized revenue of $19.2 million and $18.0 million during the nine months ended September 30, 2012 and 2011, respectively.

Our revenue was derived primarily from contracts with the U.S. government for the development of SparVax™, and our rBChE bioscavanger and in the 2011 periods for Valortim® as well. Our revenue in the three and nine months ended September 30, 2012 changed from the comparable periods of 2011 primarily due to the following:

•	Under our contract for the development of SparVax™, we recognized approximately $5.6 million and $4.3 million of revenue for the three months ended September 30, 2012 and 2011, respectively and approximately $16.9 million and $15.1 million of revenue for the nine months ended September 30, 2012 and 2011, respectively. During the three and nine months ended September 30, 2012 revenue for the Company's SparVax™ program was primarily attributable to completion of Final Drug Product (FDP) manufacture, the initiation of Bulk Drug Substance (BDS) Process Characterization, the first stage of process validation activities, further progression in the development of bioanalytical and analytical assays, the execution of non-clinical activities and limited clinical trial pre-study activities. Milestone revenue received for the achievement of key technical milestones for the three and nine months ended September 30, 2012 was $20 thousand and $1.3 million, respectively. During the three and nine months ended September 30, 2011 revenue was primarily attributable to work related to the manufacturing platform for SparVax™ and additional activities related to the establishment of analytical and stability-indicating assays for characterization of the product, including the receipt of $0.6 million in connection with the achievement of key technical milestones under our SparVax™ development contract for the three months ended September 30, 2011 and $2.8 million for the nine months ended September 30, 2011. In August 2012 we received notification from the FDA that our SparVax™ rPA anthrax vaccine program was placed on clinical hold. The FDA has requested additional stability data and information related to the stability indicating assays. We have provided supporting data and information to the FDA and have commenced discussions with that agency as well as our customer, BARDA, regarding the clinical hold. BARDA and the FDA are working with us to resolve the clinical hold. We intend to submit a full response to the FDA. It is unclear at this point when or if we will be able to commence the planned Phase 2 human clinical trial with SparVax™. Consequently we expect SparVax™ related revenues to be less in the near term than they otherwise would have been had we commenced the clinical trial as planned.

•	We recognized approximately $0.7 million and $1.7 million related to work on our second generation rBChE bioscavanger in the three and nine months ended September 30, 2012 under the August 2011 fixed price contract with the Department of Defense (DoD) for the development of an advanced expression system (AES) for rBChE. We generated revenue of $0.1 million under that contract for both the three months ended and the nine months ended September 30, 2011. Significant technical progress was made in the development of our second generation rBChE bioscavanger in 2012, including the establishment of final clones, genetic stability and fed batch evaluation to establish the bioreactor conditions for manufacturing. On July 31, 2012, the DoD exercised a $2.5 million option to continue to fund work under this contract.

•	Under our contracts for the advanced development of Valortim®, we recognized $0.4 million of revenue in the three month period ended September 30, 2012 and $0.9 million of revenue for the three month period ended September 30, 2011, and $0.5 million and $2.8 million of revenue for the nine months ended September 30, 2012 and 2011, respectively. Revenue in 2012 primarily reflects completion of activities under our 2007 contract with National Institute of Allergy and Infectious Diseases (“NIAID”) for Valortim®, which ended in accordance with its terms in the first quarter 2012, and certain work related to non-clinical and analytical assay development work to support further development of this product candidate. Additional revenues in 2012 reflect negotiation and completion of close-out activities for the NIAID Valortim contract. Additional government funding for Valortim® is unlikely in the near term. There can be no assurance we will be successful in obtaining additional financial support for this program.

Research and Development Expenses

Our research and development expenses were $5.1 million and $4.9 million for the three months ended September 30, 2012 and 2011, respectively and $14.8 million and $16.7 million for the nine months ended September 30, 2012 and 2011.  These expenses resulted from research and development activities in both periods related to our SparVax™ program as well as from activities related to Valortim® primarily in the 2011 period and the rBChE bioscavanger primarily in the 2012 period.  Direct expenses included salaries and other costs of personnel, raw materials and supplies, and an allocation of indirect expenses.  We also incurred third-party costs, including contract research, consulting and clinical development costs for individual projects.  Research and development expenses for both the three months ended September 30, 2012 and 2011 were net of cost reimbursements under certain of our government grants of $0.1 million. Research and development expenses for the nine months ended September 30, 2012 and 2011 were net of cost reimbursements under certain of our government grants of $1.1 million and $0.4 million, respectively. As a result of the FDA clinical hold related to SparVax™, we expect SparVax™ related R&D costs to be less in the near term than they otherwise would have been had we commenced the clinical trial as planned.

Research and development expenses for the three and nine months ended September 30, 2012 and 2011 were attributable to research programs as follows:

	Three Months ended September 30,
($ in millions)	2012	2011
Anthrax therapeutic and vaccines	$4.7	$4.5
Chemical nerve agent bioscavenger	0.4	0.1
Internal research and development	—	0.3
Total research and development expenses	$5.1	$4.9

	Nine Months ended September 30,
($ in millions)	2012	2011
Anthrax therapeutic and vaccines	$13.6	$14.8
Chemical nerve agent bioscavenger	1.1	0.3
Internal research and development	0.1	1.6
Total research and development expenses	$14.8	$16.7

For the three months ended September 30, 2012, research and development expenses increased approximately $0.2 million, from the same period in the prior year, primarily due to higher direct SparVax™ program expenses, partially offset by the decrease in direct costs related to our Valortim® program as a result of the completion in the first quarter of 2012 of work under our 2007 contract with NIAID and a reduction in indirect operating expenses including overhead and internal research and development.

For the nine months ended September 30, 2012, research and development expenses decreased approximately $1.9 million, from the same period in the prior year, primarily due to a reduction in (i) indirect operating expenses including overhead and internal research and development, and (ii) direct costs related to our Valortim® program as a result of the completion in the first quarter of 2012 of work under our 2007 contract with NIAID, offset by higher direct SparVax™ program expenses.

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

Expenses associated with general and administrative functions were $3.3 million for each of the three month periods ended September 30, 2012 and 2011.  Legal fees in the third quarter 2012 were approximately $0.8 million higher than in the same period in 2011 offset by reduced labor costs as a result of planned reductions. We incurred approximately $0.4 million of bad debt expense in 2011.

Expenses associated with general and administrative functions were $9.0 million for the nine months ended September 30, 2012 and $11.6 million for the nine months ended September 30, 2011.  Legal and professional fees in the first nine months of 2011 were approximately $1.6 million higher than in the same period in 2012 primarily due to the increased fees incurred during the first half of 2011 for the trial and post trial activities in the litigation with SIGA. In addition, labor costs were lower in 2012 as a result of planned reductions.

Depreciation and Amortization

Depreciation and amortization expenses were approximately $0.1 million for the three months ended September 30, 2012 and 2011, respectively. Depreciation and amortization expenses were approximately $0.2 million and $0.3 million for the nine months ended September 30, 2012 and 2011, respectively.

Other Income (Expense)

Other income (expense) primarily consists of the realization of cumulative translation adjustment on substantially complete liquidation of PharmAthene Canada, Inc., interest income on our cash and cash equivalents, interest expense on our debt and other financial obligations, changes in fair value of our derivative financial instruments, foreign currency transaction gains and losses, the gain on the disposal of property and equipment, and costs associated with the GE Loan Agreement described in Note 6 to our unaudited condensed consolidated financial statements.

In July 2012, we substantially completed our liquidation of our Canadian subsidiary, which we had acquired in 2005.  Prior to substantially liquidating the Canadian subsidiary, currency fluctuations were recorded as foreign currency translation adjustments, a component of other comprehensive income.  As a result of the substantially completed liquidation, we realized approximately $1.2 million of income in our condensed consolidated statement of operations, which represents the amount of previously recorded foreign currency translation adjustments related to our Canadian subsidiary.

We incurred approximately $0.1 million and $10 thousand in interest expense during the three months ended September 30, 2012 and 2011, respectively. We incurred approximately $0.2 million and $41 thousand in interest expense during the nine months ended September 30, 2012 and 2011, respectively. Interest expense in 2012 is the result of the term loan and revolving line of credit we entered into on March 30, 2012. We anticipate that we will incur higher interest expense as a result of the term loan and use of the revolving line of credit in future periods.

The other income related to the change in the fair value of our derivative instruments was approximately $0.5 million and $2.9 million for the three months ended September 30, 2012 and 2011, respectively. The fair value of these derivative instruments is estimated using the Black-Scholes option pricing model.  The decrease in fair value for the three months ended September 30, 2012 was primarily the result of the decrease in our stock price from $1.39 per share on June 30, 2012 to $1.18 per share on September 30, 2012. The $2.9 million change in the fair value of derivative instruments during the three month period ended September 30, 2011 is due primarily to the change in the closing price of our stock, which was $2.94 per share as of June 30, 2011 to $1.76 per share as of September 30, 2011.

The other income related to the change in the fair value of our derivative instruments was approximately $0.3 million and $6.1 million for the nine months ended September 30, 2012 and 2011, respectively.  The fair value of these derivative instruments is estimated using the Black-Scholes option pricing model.  The decrease in fair value for the nine months ended September 30, 2012 was primarily the result of the decrease in our stock price from $1.27 per share on December 31, 2011 to $1.18 per share on September 30, 2012. The $6.1 million change in the fair value of derivative instruments during the nine month period ended September 30, 2011 is due primarily to the change in the closing price of our stock, which was $4.23 per share as of December 31, 2010 and $1.76 per share as of September 30, 2011.

Income Taxes

The provision for income taxes was approximately $22 thousand and $0.2 million for the three and nine months ended September 30, 2012, respectively. No provision for income taxes was recorded in 2011. The provision for income taxes in 2012 resulted from the difference between the treatment of goodwill for income tax purposes and for U.S. GAAP. This difference resulted in the recording of a deferred tax liability, which cannot offset deferred tax assets, and results in a corresponding provision for income taxes. This deferred tax liability is included in our condensed consolidated balance sheet in other long term liabilities.

Liquidity and Capital Resources

Overview

Our primary cash requirements for 2012 are to fund our operations (including our research and development programs) and support our general and administrative activities.  Our future capital requirements will depend on many factors, including, but not limited to, timing, amount, and profitability of sales of ST-246®, if any (and our ability to collect our portion of net profits related to ST-246®); the progress of our research and development programs; the progress of pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approval; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; changes in our existing research relationships; competing technological and marketing developments; our ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others; and any future change in our business strategy.  These cash requirements could change materially as a result of shifts in our business and strategy.

During the first quarter of 2012, we entered into a term loan for $2.5 million and have access to additional debt capital pursuant to a revolving line of credit for up to an additional $5 million dollars based on a percentage of our accounts receivable. As of September 30, 2012 approximately $1.2 million was outstanding under the revolving line of credit, and approximately $1.3 million in additional funding was available under the Loan Agreement to borrow against the revolving line of credit.  As a result of the August 2012 FDA clinical hold, it is unclear when or if we will be able to commence the planned Phase 2 human clinical trial with SparVax™. Consequently we expect SparVax™ related revenues and corresponding R&D costs to be less in the near term than they otherwise would have been had we commenced the clinical trial as planned. Nevertheless, we still currently anticipate that our cash on hand, amounts available under the line of credit, and collection of accounts receivables at September 30, 2012, as well as cash to be collected from contract revenue under contracts currently in place, will be sufficient to meet the Company’s ongoing expenses and capital requirements through at least September 30, 2013.

Since our inception, we have not historically generated positive cash flows from operations.  To bridge the gap between payments made to us under our government contracts and grants and our operating and capital needs, we have had to rely on a variety of financing sources, including the issuance of equity securities and equity-linked securities and proceeds from loans and other borrowings.  For the foreseeable future, we will continue to need these types of financing vehicles and potentially others to help fund our future operating and capital requirements.

Although the Company was successful in securing credit financing in March 2012, the continuing turmoil affecting the global financial system threatens to once again tighten the credit markets.  As a result, there can be no assurance that future funding will be available to us on reasonably acceptable terms, or at all.  In addition, due to the U.S. government’s continuing substantial efforts to stabilize the economy, the U.S. government may be forced or choose to reduce or delay spending in the biodefense field, which could decrease the likelihood of future government contract awards, the likelihood that the government will exercise its right to extend any of its existing contracts with us and/or the likelihood that the government would procure products from us.

Our unaudited condensed consolidated financial statements have been prepared on a basis which assumes that we will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and do not include any adjustments that might result if the carrying amount of recorded assets and liabilities are not realized.

Sources and Uses of Cash

Cash and cash equivalents were $14.7 million and $11.2 million at September 30, 2012 and December 31, 2011, respectively.  The $3.5 million increase at September 30, 2012 was primarily attributable to the $2.5 million term loan, which we closed in the first quarter 2012, and the $1.2 million borrowed under the revolving line of credit, partially offset by $0.2 million of cash used in operations, while for the corresponding 2011 period, cash and cash equivalents included $5.8 million in net proceeds from the September 2011 issuance of stock and warrants, offset by $7.0 million of cash used in operations.

Operating Activities

Net cash used in operating activities was $0.2 million and $7.0 million for the nine months ended September 30, 2012 and 2011, respectively.

Net cash used in operations during the nine months ended September 30, 2012 reflects our net loss of $3.6 million, adjusted for non-cash share-based compensation expense of $1.5 million, the $1.2 million gain on substantially complete liquidation of PharmAthene Canada, Inc., the decrease in the fair value of derivative instruments of $0.3 million and other noncash expenses of $0.4 million. The decrease in accounts receivable of approximately $2.8 million was partially offset by an increase in unbilled accounts receivable of approximately $0.7 million.  The increase in the fair value of the derivative instruments primarily relates to the change in our stock price from $1.27 per share at December 30, 2011 to $1.18 per share at September 30, 2012.

Net cash used in operations during the nine months ended September 30, 2011 reflects our net loss of $4.5 million, adjusted for the change in market value of noncash derivative instruments of $6.1 million.  This was offset by non-cash share-based compensation expense of $1.9 million, a decrease in unbilled accounts receivable of $1.4 million, a decrease in accounts receivable and prepaid expenses and other current assets of $1.1 million and $1.4 million, respectively, and a decrease in accounts payable of $2.7 million and an increase in accrued expenses of $0.2 million.  The change in market value of the derivative instruments primarily relates to the change in our stock price from $4.23 per share at December 31, 2010 to $1.76 per share at September 30, 2011.

Investing Activities

There were no significant investing activities during the nine months ended September 30, 2012 and September 30, 2011.

Financing Activities

Net cash provided by financing activities was $3.6 million for the nine months ended September 30, 2012 as compared to $5.8 million for the nine months ended September 30, 2011.

The majority of our cash provided by financing for the nine months ended September 30, 2012, was a result of us entering into a senior fully-secured debt facility with GE Capital as described in Note 6 to the unaudited condensed consolidated financial statements. On March 30, 2012, the term loan was funded for an aggregate amount of $2.5 million. Approximately $1.2 million of the revolving line of credit was drawn as of September 30, 2012.

In June 2011, PharmAthene entered into an agreement with certain accredited investors who purchased an aggregate of 1,857,143 shares of common stock for a purchase price of $3.50 per share and warrants to purchase up to an additional 371,423 shares of common stock. The warrants were exercisable immediately at an exercise price of $3.50 per share and expire on June 15, 2016. The Company received gross proceeds of approximately $6.5 million and net proceeds of approximately $5.8 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following are contractual commitments at September 30, 2012 primarily associated with research and development arrangements, leases and the term loan:

Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years

Operating facility leases	$3,798,500	$780,200	$1,607,300	$1,411,000	$—
Research and development agreements	10,017,000	10,017,000	—	—	—
Term loan	2,500,000	681,822	1,818,178	—	—
Total contractual obligations	$16,315,500	$11,479,022	$3,425,478	$1,411,000	$—

(1)  This table does not include any royalty payments relating to future sales of products subject to license agreements the Company has entered into in relation to its in-licensed technology, as the timing and likelihood of such payments are not known.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have limited exposure to interest rate and foreign currency exchange rate risk.

Our exposure to interest rate risk is currently confined to our cash and cash equivalents. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market interest rates would have a material impact on the realized value of our holdings. Our term loan with GE Capital is at a fixed 10.14% rate. Because of the fixed rate, we do not believe that a change in market interest rates would have a material impact on our amounts payable under the loan. Even though the interest rate on the revolving line of credit is variable, we do not believe that a change in market interest rates would have a material impact on our amounts payable under the revolving line of credit.

The Company’s current operations in foreign countries are minimal. We have closed our active operations in Canada and maintain only nominal operations in the United Kingdom. A 10% change in exchange rates (against the U.S. dollar) would not have a material impact on earnings or cash flow.

We currently do not hedge interest rate exposure or foreign currency exchange exposure.  We have not used derivative financial instruments for speculation or trading purposes.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that these disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, and therefore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. We do not expect that our disclosure controls and procedures or our internal control over financial reporting are able to prevent with certainty all errors and all fraud.

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

In September 2011, the Court issued an opinion in the case finding that SIGA had breached certain contractual obligations to us and upholding our claims of promissory estoppel.  The Court awarded us the right to receive 50% of all net profits related to the sale of ST-246® and related products for 10 years following initial commercial sale of the drug once SIGA earns $40 million in net profits from the sale of ST-246® and related products.  The Court also awarded us one-third of our reasonable attorney's fees and expert witness fees, which amounts to approximately $2.4 million plus interest. In May 2012, the Court issued its final judgment. SIGA has appealed aspects of the decision to the Delaware Supreme Court, which has set oral argument in the case for January 2013. In response, we have cross-appealed other aspects of the decision. Based on the timing of issuance of past Delaware Supreme Court decisions, we expect a ruling from the high court no later than the second quarter 2013.

We can provide no assurances that SIGA will not prevail on its appeal, that we will be successful in our appeal of certain aspects of the decision, and that the Delaware Supreme Court will not overturn the trial court’s decision awarding us a 10 year 50% net profit interest in sales of ST-246® and related products (once SIGA earns $40 million in net profits). In May 2011 SIGA announced the execution of a 5 year contract with BARDA with a base value of $433 million for the procurement of 1.7 million courses of therapy of ST-246® and related development work and an option for the U.S. government to purchase an additional 12 million courses of therapy, bringing the total potential value of the contract at that time to approximately $2.8 billion. In a June 2011 amendment made in response to a protest filed by a third party, this option was removed from the contract, which currently provides for purchases totaling approximately $412.5 million from the U.S. government. SIGA recently re-affirmed its prior guidance to investors that it expects to start delivering product to BARDA under that contract in the first quarter of 2013. We have not recorded any amount due from SIGA in relation to this case.

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

Risks Related to Our Financial Condition

The FDA’s decision to place our SparVax program on clinical hold prevents us from commencing the planned Phase 2 human clinical trial and makes future government funding for SparVax uncertain.

In August 2012 we received notification from the FDA that our SparVax™ rPA anthrax vaccine program was placed on clinical hold. The FDA requested additional stability data and information related to the stability indicating assays. We have provided supporting data and information to the FDA and commenced discussions with that agency as well as our customer, BARDA, regarding the clinical hold. BARDA and the FDA are working with us to resolve the clinical hold. We intend to submit a full response to the FDA. It is unclear at this point when or if we will be able to commence the planned Phase 2 human clinical trial with SparVax™. Consequently we expect SparVax™ related revenues to be less in the near term than they otherwise would have been had we commenced the clinical trial as planned. It is also unclear whether or to what extent the clinical hold will affect future government funding for our SparVax™ program.

Our fully-secured loan agreement with GE Capital is subject to acceleration in specified circumstances, which may result in GE Capital taking possession and disposing of any collateral.

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

Automatic spending cuts by the U.S. Government could have a material adverse effect on our ability to maintain, renew or enter into new contracts.

The U.S. government deficit and budget crisis has created increasing pressure to reduce government spending. In August 2011, President Obama signed into law the Budget Control Act of 2011, which increased the U.S. government’s debt ceiling and enacted 10-year discretionary spending caps expected to generate substantial savings for the U.S. government.  The Budget Control Act of 2011 also established a joint bipartisan committee of Congress responsible for identifying at least $1.2 trillion in additional savings by November 2011. The joint committee did not meet the deadline for proposing recommended legislation. Unless the Budget Control Act of 2011 is amended, additional automatic spending cuts (referred to as "sequestration") totaling $1.2 trillion over nine years will be triggered.  These discretionary spending cuts, which would begin in January 2013, are expected to be evenly split between defense and non-defense areas.

In early August 2012, the President signed the Sequestration Transparency Act of 2012, under which the President provided to Congress a report on how sequestration would be implemented, including information about specific reductions and any exemptions.  This report estimated that sequestration would result in a 9.4% cut in non-exempt defense discretionary spending and a 8.2% cut in non-exempt, non-defense discretionary spending.  However, the report also warned that these estimates are preliminary and that the actual results and percentages could differ.  We continue to evaluate the potential impact of possible sequestration on our business, and while the ultimate effect on our business is uncertain, the amount and nature of these federal budget spending reductions could severely limit our ability to maintain, renew or enter into new contracts and therefore materially adversely impact our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

No.	Description
31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101	The following financial statements and footnotes from the PharmAthene, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Operations; (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMATHENE, INC.

Dated: November 6, 2012	By:	/s/ Eric I. Richman
Eric I. Richman
President and Chief Executive Officer

Dated: November 6, 2012	By:	/s/ Linda Chang
Linda Chang
Senior Vice-President and Chief Financial Officer

