Form 10-K
period 2012-12-31
PHARMATHENE, INC
filed 2013-03-14
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

☐ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to

Commission File Number: 001-32587

PHARMATHENE, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2726770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Park Place, Suite 450, Annapolis, MD	21401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 269-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	NYSE MKT

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

☐ Large Accelerated Filer	☒ Accelerated Filer	☐ Non-Accelerated Filer	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $56.3 million based upon the closing price of the common equity on the NYSE MKT on the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2012).

The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of February 28, 2013 was 48,365,984.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders or Annual Report on Form 10-K/A, to be filed on or before April 30, 2013, are incorporated by reference into Part III of this Report.

1

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

as well as risks detailed under the caption “Risk Factors” in this Report on Form 10-K and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) from time to time hereafter.  In particular, there can be no assurance that the Company will prevail in any appeal to the Delaware Supreme Court of the ruling of the Delaware Court of Chancery awarding PharmAthene 50% of all net profits (as defined in the court’s final judgment) related to the sale of Arestvyr™ (formerly called ST-246®) and related products for 10 years following initial commercial sale of the drug once SIGA Technologies, Inc. (“SIGA”) earns $40 million in net profits from the sale of Arestvyr™ and related products. Further, the timing and amount of any future sales and revenues of Arestvyr™ is uncertain. Significant additional non-clinical animal studies, human clinical trials, and manufacturing development work remain to be completed for all our products candidates, including Valortim®, and with FDA’s August 2012 clinical hold of SparVax®, it is unclear when, if ever, we can re-initiate human clinical trials for that product candidate. At this point future government funding to support the development of Valortim® is unlikely and remains uncertain. It is also uncertain whether any of our product candidates will be shown to be safe and effective and approved by regulatory authorities for use in humans. Forward-looking statements describe management’s current expectations regarding our future plans, strategies and objectives and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,”  “project,” “potential” or “plan” or the negative of these words or other variations on these words or comparable terminology.  Such statements include, but are not limited to:

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

All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to elsewhere in this Annual Report.  Unless otherwise indicated, the information in this annual report is as of December 31, 2012.

Item 1.     Business.

Background of PharmAthene, Inc.

We were formed in April 2005 as Healthcare Acquisition Corp., a special purpose acquisition company, formed solely to acquire a then unidentified business. On August 3, 2005, we consummated our initial public offering. On August 3, 2007, we acquired all the outstanding equity of PharmAthene, Inc., a Delaware Corporation, and changed our name from Healthcare Acquisition Corp. to PharmAthene, Inc. We refer to this transaction as the Merger.

In March 2008, PharmAthene Inc., through its wholly-owned subsidiary PharmAthene UK Limited, acquired substantially all the assets and liabilities related to the biodefense vaccines business (the “Avecia Acquisition”) of Avecia Biologics Limited (along with its affiliates, “Avecia”).

Our executive offices are located at One Park Place, Suite 450, Annapolis, Maryland 21401 and our telephone number is 410-269-2600.  Our stock trades on the NYSE MKT (formerly NYSE Amex) under the symbol “PIP.” We maintain a website at http://www.PharmAthene.com. We make available for download free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we have electronically filed, or furnished, them to the SEC. Our website and the information contained therein or connected thereto are not incorporated into this annual report on Form 10-K.

Unless the context otherwise requires, all references in this report to the “Company”, “PharmAthene”, “we”, “us” or “our” refers to the business of the combined company after the Merger and to the business of former PharmAthene prior to the Merger.  Unless the context otherwise requires, the information contained in this report gives effect to the consummation of the Merger on August 3, 2007 and the change of our name from “Healthcare Acquisition Corp.” to “PharmAthene, Inc.”

Overview

We are a biodefense company engaged in the development and commercialization of next generation medical countermeasures against biological and chemical threats.  Our current biodefense portfolio includes the following product candidates:

•	SparVax®, a next generation recombinant protective antigen (“rPA”) anthrax vaccine,

•	rBChE (recombinant butyrylcholinesterase) bioscavanger, a medical countermeasure for nerve agent poisoning by organophosphorous compounds, including nerve gases and pesticides, and

•	Valortim®, a fully human monoclonal antibody for the prevention and treatment of anthrax infection.

In addition, we were awarded by the Delaware Court of Chancery in September 2011 the right to receive 50% of all net profits (as defined in the court’s final judgment) related to the sale of SIGA Technologies, Inc.’s (SIGA) Arestvyr™ (formerly known as ST-246®) and related products for 10 years following initial commercial sale of the drug once SIGA earns $40 million in net profits from the sales of Arestvyr™ and related products. In May 2012, the Court issued its final judgment. SIGA has appealed aspects of the decision to the Delaware Supreme Court. In response, we have cross-appealed other aspects of the decision. In January 2013, the Delaware Supreme Court heard oral argument in the case.

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

Biodefense Industry

 Market Overview

The worldwide biodefense market can generally be divided into three segments: U.S. civilian, U.S. military, and non-U.S. markets.  U.S. government funding represents the vast majority of the worldwide market.  According to the University of Pittsburgh Medical Center - Center for Biosecurity, U.S. government biodefense military and civilian spending was over $5.7 billion in fiscal year 2011 and was estimated at approximately $5.6 billion in fiscal year 2012.

U.S. Civilian Market: The U.S. civilian market includes funds to protect the U.S. population from biowarfare agents and is largely funded by the Project BioShield Act of 2004.  Project BioShield, the U.S. government’s largest biodefense initiative, seeks to accelerate the research, development and purchase of medical countermeasures (“MCMs”).  At the end of calendar year 2012, approximately $1.0 billion was in the Project BioShield Special Reserve fund (“SRF”) set aside specifically for the procurement of MCMs. Currently, the government is operating under a continuing resolution at the fiscal year 2012 level.  As $415 million was the level of annual funding for BARDA operations in fiscal year 2012, a portion of that amount is being transferred from the SRF to cover fiscal year 2013 operating expenses, and thus will not be available for product purchases for the U.S. Strategic National Stockpile (“SNS”). The continuing resolution will end in late March 2013.  It is unclear at this time how Congress will choose to move forward with funding the government for the remainder of fiscal year 2013.

Passage of legislation to reauthorize key biodefense legislation as part of the Pandemic and All Hazards Preparedness Act (“PAHPA”) reauthorization did not occur in the last congress. However, both the Senate and House moved the measure quickly at the beginning of the new congress and the bill will be presented to the President for signing.

U.S. Military Market:   The Department of Defense (“DoD”) is responsible for the development and procurement of countermeasures for the military segment, which focuses on providing biowarfare protection for military personnel and civilians who are on active duty. Under the continuing resolution, DoD is currently operating at the fiscal year 2012 level until a fiscal year 2013 budget is passed or the continuing resolution is extended. It is unclear at this time how the sequester will be implemented and if so, what the full impact would be on defense spending.

Non-U.S. Markets:  Non-U.S. markets address protection against biowarfare agents for both civilians and military personnel in foreign countries.  We anticipate that foreign countries will procure biodefense products as they are developed and validated by procurement by the U.S. government.

Project BioShield

Project BioShield, established under the Project BioShield Act of 2004 and the U.S. government’s largest biodefense initiative, is focused on acquiring products with low technological risk that will be available for purchase in the near term.  The U.S. government has identified the following threats as critical biodefense priorities: anthrax, smallpox, botulinum toxin, radiation, and nerve agent exposure.  To evaluate and select the best products for these threats, the Department of Health and Human Services (“DHHS”) typically issues Requests for Information followed by Requests for Proposals (“RFP”).  RFPs detail product and procurement requirements including treatment types, numbers of doses and delivery timeframes.  To qualify for Project BioShield funding, products must demonstrate product efficacy in an animal model and complete advanced development activities, and companies must show that they can provide sufficient manufacturing capability.  As of December 31, 2012, nine awards have been made under Project BioShield, including those for the treatment or prevention of anthrax, smallpox, radiation and botulinum toxin.

Anthrax

The three general modes of infection by Bacillus anthracis (“B. anthracis”), the bacterium which causes anthrax infection, are by inhalation, ingestion or skin contact with anthrax spores.  Inhalational anthrax is the most lethal form of infection and occurs when anthrax spores become airborne and enter a person’s body through the lungs.  Inhalational anthrax is almost always fatal if left untreated; the mortality rate in patients treated aggressively with antibiotics and supportive care is 50% or less.  Persons infected by B. anthracis that is ingested will suffer from gastrointestinal anthrax; those whose skin comes into contact with anthrax will suffer from cutaneous anthrax.  Gastrointestinal anthrax has a mortality rate of more than 40% if left untreated.  Cutaneous anthrax generally causes skin infections within a week or two after exposure.  Cutaneous anthrax is the least fatal.  Without treatment, approximately 20% of all skin infection cases are fatal.  Treated cutaneous anthrax is rarely fatal.

The DoD estimates that up to ten countries may possess anthrax weapons and an undetermined number of individuals and terrorist groups could have access to anthrax.  Anthrax is an effective bioterrorism agent because the spores are stable for extended periods of time (years), can be milled to a fine powder, and can be widely dispersed with readily available instruments and machinery.  The U.S. Congressional Office of Technology Assessment in 1993 analyzed the potential scope of an anthrax attack, calculating that there would be between 130,000 and 3 million deaths following the release of 100 kilograms of anthrax in a highly populated area.

In light of the limited effectiveness of current antibiotics and supportive care, we believe that currently available treatments for inhalational anthrax – antibiotics and vaccines - are suboptimal.  Following exposure, but prior to the onset of symptoms, antibiotics like ciprofloxacin, doxycycline or penicillin can be used as post-exposure prophylaxis with the goal of preventing progression of the disease with a recommended antibiotic course of treatment of 60 days, sometimes in combination with the administration of an existing anthrax vaccine.  We believe that both compliance and side effects are problematic for anyone asked to take antibiotics for such an extended period of time.  Furthermore, antibiotic resistance, whether naturally occurring or genetically engineered, is a concern..

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

Many scientists agree that with the scientific tools available today smallpox can be created by modifying another orthopox virus available naturally worldwide by a scientist with access to a modern laboratory. Studies conducted prior to the eradication of natural reservoirs of smallpox virus show that the disease has a mortality rate of 30% or higher, and survivors are scarred and can suffer other permanent detriments.

Chemical Weapons and Nerve Agents

Chemical weapons use the toxic properties of chemical substances to produce physiological effects on an enemy or civilian target.  Classic chemical weapons, such as chlorine and phosgene, were employed during World War I and consisted primarily of commercial chemicals used as choking and blood agents, to cause respiratory damage and asphyxiation.  Organophosphorous agents (nerve agents), one of the most lethal forms of chemical weapons, were developed in the 1930s in the years leading up to World War II.

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

Product Candidates

SparVax®: Recombinant Protective Antigen (PA)-based Anthrax Vaccine

SparVax® is a second generation, rPA anthrax vaccine designed to protect against inhalational anthrax, the most lethal form of B. anthracis infection in humans.  The vaccine has been shown to induce anti-Protective Antigen (“PA”) antibodies in clinical trials in healthy human volunteers and in animal models of inhalational anthrax.  These antibodies are believed to function by targeting PA, a protein component necessary for the transportation of bacterial toxins into the cell and the subsequent toxic cascade that leads to morbidity and mortality.  Vaccination with SparVax® generates high titers of antibodies and up to 100% efficacy in rabbits and non-human primates that are subsequently exposed to lethal inhalation doses of anthrax spores.  One Phase I and two Phase II clinical trials have been completed involving approximately 770 individuals.  Data from these trials demonstrated that SparVax® is generally well tolerated, and immunogenic.

SparVax® is being developed for two indications:  post-exposure prophylaxis (“PEP”) in conjunction with antibiotics and general use prophylaxis (“GUP”).  In a PEP setting, the vaccine would be administered following a suspected exposure to augment the natural immune response and provide protection once antibiotics are discontinued.  In the GUP setting, the vaccine is administered in advance of any exposure and is intended to induce an immune response that will be protective should there be an exposure.

Pre-clinical Safety Studies

Prior to an Investigational New Drug (“IND”) application being filed with the FDA, SparVax® underwent safety testing in mice, rats, and rabbits and non-human primates.  SparVax® was well tolerated with no deaths and no behavioral or clinical signs observed in all species.  All of the toxicology studies were compliant with Good Laboratory Practices (“GLP”) and the data were used to support the IND and allowed for the initiation of clinical trials of SparVax®.

Non-clinical Studies

Clinical trials to demonstrate efficacy of an anthrax vaccine in humans are unethical; therefore, the strategy is to obtain licensure of SparVax® via the FDA’s Animal Rule (21 CFR 601.90) which allows for efficacy testing in appropriate animal models in lieu of human clinical efficacy trials.  To date, a majority of our animal model development and efficacy studies in both rabbits and non-human primates for both GUP and PEP indications using SparVax® have been sponsored by the National Institute of Allergy and Infectious Diseases (“NIAID”) and conducted by a contract research organization.  Data from these studies have shown that SparVax® is immunogenic and efficacious in both rabbits and non-human primates and that immunogenicity and protection against an aerosol challenge are dependent on vaccine dosage; the vaccine used in these studies was manufactured using drug substance manufactured at Avecia. A rabbit efficacy study was performed following the successful transfer of technology and scale up to a 1,500 liter (bioreactor) commercial scale process. The results of this recent study confirm previous findings that immunogenicity and protection conferred by SparVax® are depended upon vaccine dosage. Moreover, these results and other studies have demonstrated that the drug product made using drug substance manufactured at Fujifilm Diosynth Biotechnologies USA (“Diosynth”) is comparable to the vaccine based on drug substance manufactured at Avecia.

Clinical Studies

The Phase I trial was a dose escalation study designed to evaluate a range of dosage levels administered with either of two different dosing schedules.  There were no vaccine-related serious adverse events or changes in blood chemistries, vital signs or electrocardiograms (“ECGs”) reported.  The results demonstrated that the vaccine was generally well tolerated, and immunogenic and that the immunogenic response was dependent on vaccine dosage.

The Phase II program was designed to evaluate the safety and immunogenicity of the two highest dosages tested in Phase I using a three dose regimen in a larger number of subjects.  Two Phase II trials were conducted, both of which studied the effect of different vaccine dosage levels and schedules.

In the Phase IIa trial, SparVax® was shown to be immunogenic, and generally well tolerated with no vaccine-related serious adverse events.

The Phase IIb trial compared a longer dosing regimen at two different vaccine dosages with a smaller control group that received the currently licensed anthrax vaccine, BioThrax®.  As in the Phase IIa trial, SparVax® was immunogenic, and generally well tolerated with no vaccine-related serious adverse events.  The immunogenicity data showed that SparVax® elicited an immune response after the primary immunization series as well as having induced an anamnestic response after a booster dose given at 6 or 12 months after the primary dosing schedule.  While both SparVax® and BioThrax® were immunogenic following a 3-dose series with seroconversion rates of approximately 90% (as measured by ELISA titers), an increased proportion of individuals experienced injection site pain in the BioThrax® group (where the vaccine was administered subcutaneously) as compared to the SparVax® groups.

Future studies will seek to confirm the dose and schedule of SparVax® that induces antibody levels in humans which are comparable to those shown to be protective in the animal models, demonstrate the acceptability of using SparVax® in conjunction with antibiotics, and confirm the safety of SparVax® in a sufficient number of human subjects (as required by FDA).

Product Stability

In 2011, we announced that SparVax® product produced from bulk drug substance manufactured at Avecia Biologics Laboratories in the United Kingdom had demonstrated 52 month stability. Moreover we have demonstrated over 36 month stability for our final drug product vaccine formulation based on bulk drug substance manufactured at Avecia. The stability data were prepared utilizing a variety of analytical methods and a mouse challenge potency assay. Subsequent to the transfer of manufacturing technology to Diosynth, one 1,500 liter engineering lot of bulk drug substance and one 1,500 liter GMP lot of bulk drug substance were manufactured at Diosynth; engineering and GMP lots of final drug product were manufactured from aliquots of the engineering and GMP lots of bulk drug substance, respectively. The GMP bulk drug substance and final drug product lots are currently on formal International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use (“ICH”) compliant stability programs. In parallel, the stability of the engineering lots of bulk drug substance and final drug product is also being monitored to support the findings from the formal stability programs. Data obtained to date demonstrate that the bulk drug substance is stable for up to 18 months and the final drug product is stable for up to 12 months.

In August 2012, we received notification from the FDA that our SparVax® rPA anthrax vaccine program was placed on clinical hold prior to initiating any patient dosing. The FDA has requested additional stability data and information related to the stability indicating assays. We have provided some supporting data and information to the FDA and have commenced discussions with that agency as well as our customer, Biomedical Advanced Research and Development Authority (BARDA), regarding the clinical hold. We cannot be certain that the FDA will find our current data to be satisfactory and it is unclear at this point whether or when SparVax® will be removed from clinical hold or when or if we will be able to commence the planned Phase II human clinical trial with SparVax®.

Funding

To date, funding for the development of SparVax® has occurred under two contracts from the National Institutes of Health (NIH) originally entered into in 2002 and 2003 which, not including the modification discussed below, provided for aggregate funding of up to approximately $128 million.

In April 2009, the United States Government transferred the SparVax® contract to BARDA. In February 2010, PharmAthene and BARDA entered into negotiations to modify our existing advanced development contract for SparVax®.   During the base period of performance under the contract modification we have been funded up to approximately $62 million on a cost-reimbursement-plus-fixed-fee basis, assuming that all milestones are achieved.  The contract was subsequently modified to extend the period of performance through February 2014. As of December 31, 2012, approximately $28 million remains available under base contract funding. In addition, approximately $17 million in unfunded options remained under the contract. It is unclear when or if BARDA will consider a new funding request.

Recombinant Human Butyrylcholinesterase Nerve Agent Countermeasure

In 2006 we entered into a contract with the DoD to develop our Protexia® medical countermeasure for nerve agent exposure to protect the warfighter.  This program utilized the recombinant enzyme butyrylcholinesterase, or “rBChE”, a naturally occurring bioscavenger, as its active ingredient.  This first generation program for producing rBChE utilized transgenic goats to produce the enzyme in their milk. This contract expired on December 31, 2010, and we shut down our Protexia® related operations and sold our production facilities in December 2011.

We have also been working on a second generation approach, which we refer to as our Advanced Expression System, or “AES”, that utilizes a mammalian-cell-based expression system (i.e. the PER.C6® human cell line) for rBChE. In August 2011 DoD awarded us a fixed price contract for up to approximately $5.7 million to support our on-going research into the production of rBChE using this mammalian-cell based advanced expression system.  As of December 31, 2012, approximately $3.3 million remains available under this contract. While the AES technology is still at an early research stage, if our efforts are successful, we believe this cell-based approach could have significant advantages over the transgenic goat-based approach originally developed to produce Protexia®.  Specifically, we believe these advantages could include:

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

In December 2012, we exclusively licensed from Percivia the rights for use of the PER.C6® human cell line for the manufacture of our rBChE product. This platform offers many advantages over traditional expression systems and should enable the final product to have a pharmacokinetic profile that more closely matches the naturally occurring BChE found in human plasma.

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

BMS Collaboration and Development Timeline

We are developing Valortim® in collaboration with Bristol Myers Squibb (“BMS”) pursuant to a collaboration agreement entered into in November 2004.  Under the terms of the collaboration agreement, we and BMS will share operating profits according to a formula that establishes our share of the profits at between 20% and 60%, with the final split largely dependent on the amount of funding provided by us prior to sale of product to the U.S. government.  Prior to distribution of operating profits, each party is entitled to reimbursement of research and development expenses incurred that were not otherwise covered by government funding. Valortim® has received Fast Track designation from the FDA as well as orphan drug status.

Clinical and Non-clinical Studies

Valortim® is being developed for two indications: (i) post-exposure prophylaxis; and (ii) as a therapeutic.

Clinical Phase I Studies

In 2006 PharmAthene and BMS completed an initial Phase I open-label, dose-escalation clinical trial to evaluate the safety, tolerability, immunogenicity, and pharmacokinetics (the study of absorption, metabolism and action of drugs) of a single dose of Valortim® administered intravenously or intramuscularly in healthy volunteers.  No drug-related serious adverse effects were reported. In August 2009 we began a second Phase I clinical trial of Valortim® in combination with the antibiotic ciprofloxacin.  During the course of the study, there were two serious adverse events, so we halted the trial and the FDA placed the study on partial clinical hold.  Following an investigation, the FDA lifted the partial clinical hold in December 2010, and we then commenced and completed an intravenous (IV) dose-escalation study of Valortim®. We submitted the final study report for the trial in January 2012.

Non-clinical Studies

We have conducted studies in two animal models to evaluate the use of Valortim® as a post-exposure prophylaxis.  Treatment in both animal models was initiated within one hour following exposure to the anthrax spores.  Eighty-five percent (85%) of rabbits treated intravenously with doses of Valortim® survived following inhalation exposure to anthrax spores.  One hundred percent (100%) of cynomolgus monkeys treated intramuscularly with doses of Valortim® were protected from death following exposure to inhalational anthrax spores.

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

Funding

In 2006 and 2008, we received DoD funding for the advancement of Valortim® in the aggregate amount of $4.2 million, all of which was received by December 31, 2012. In September 2007, NIAID awarded us a $13.9 million contract for the advanced development of Valortim® as an anti-toxin therapeutic to treat inhalational anthrax infection. In April 2009 that amount was increased to $15.9 million (which was reduced to $15.3 million in August 2010). Funding from NIAID ran through January 31, 2012, when this contract ended.

In August 2012, we responded to BARDA Solicitation RFP-12-100-SOL-00026, an Indefinite-Delivery, Indefinite-Quantity (ID/IQ) contract for the acquisition of anthrax antitoxins. In November 2012, BARDA notified us that our proposal was within the competitive range for award consideration, and in January 2013 we submitted our Final Proposal Revision. While the ID/IQ would not guarantee funding for the Valortim® program, if awarded it would provide us with a contract vehicle under which to compete for specific work orders submitted by BARDA on an expedited basis with others included in the ID/IQ contract.

There can be no assurance we will be successful in obtaining additional financial support for this program.

PharmAthene’s Interest in ARESTVYR™: Smallpox antiviral

Arestvyr™, which is being developed by SIGA (whose common stock is currently traded on the NASDAQ under the symbol “SIGA”), is an orally administered anti-viral drug candidate to treat orthopox virus diseases including smallpox. Arestvyr™ acts by blocking the ability of the virus to spread to other cells, preventing it from causing disease.  The FDA has designated Arestvyr™ for “fast-track status” enabling potential expedited FDA review and approval.  In addition, Arestvyr™ has been granted Orphan Drug designation for both the treatment and prevention of smallpox.

Pursuant to an opinion issued September 2011 and a final ruling and judgment issued May 2012 by the Delaware Court of Chancery, we were awarded the right to receive 50% of the net profits (as defined in the court’s final judgment) over 10 years from all sales of Arestvyr™ and related products, once SIGA earns the first $40 million in net profits.  The Delaware Court of Chancery also awarded us one-third of our attorneys’ fees and expert witness costs of approximately $2.4 million plus interest. SIGA has appealed aspects of the decision to the Delaware Supreme Court. In response, we cross-appealed other aspects of the decision. The high court heard oral argument in the case in January 2013. While the Delaware Supreme Court generally issues rulings 90-120 days after oral argument, we cannot predict with certainty when it will issue its opinion in this case.

SIGA indicated in its year end 2012 investor conference call held on March 6, 2013 that it expects that approximately 190,000 courses of Arestvyr™ will be accepted by BARDA in March 2013 and they will surpass the delivery of the first 500,000 courses of treatment before the end of the third quarter 2013.   SIGA also stated that it expects to fully deliver 2 million courses of Arestvyr™within the next two years.  SIGA’s ability to deliver product to the SNS, and the timing thereof, is subject to a number of significant risks and uncertainties (certain of which are outlined in SIGA’s filings with the SEC), as to which we have limited knowledge and which we have no ability to control, mitigate or fully evaluate. Further, our financial interest in Arestvyr™ is subject to a number of significant risks and uncertainties, certain of which are set out below under “Risk Factors – Risks Related to Our Financial Condition - Our interest in Arestvyr™ and related products is subject to the risk of an appeal of the judgment by SIGA and other risks.”

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

In 2002, the FDA amended its requirements applicable to BLAs to permit the approval of certain Biologics that are intended to reduce or prevent serious or life-threatening conditions based on evidence of safety from trial in healthy subjects and effectiveness from appropriate animal studies when human efficacy studies are not ethical or feasible.  These regulations, also known as the “Animal Rule”, and published in the Code of Federal Regulations (21 CFR 601 Subpart H) authorize the FDA to rely on evidence from animal studies to provide evidence of a product’s effectiveness under circumstances where there is a reasonably well-understood mechanism for the toxicity of the agent.  Under these requirements, and with FDA’s prior agreement, Biologics used to reduce or prevent the toxicity of chemical, biological, radiological or nuclear substances may be approved for use in humans based on evidence of effectiveness derived from appropriate animal studies and any additional supporting data.  Products evaluated for effectiveness under this rule are evaluated for safety under preexisting requirements for establishing the safety of new drug and biological products, including Phase I through Phase II clinical trials.  Under certain circumstances a single animal species may be acceptable if that animal model is sufficiently well-characterized for predicting a response in humans.  The animal study endpoint must be clearly related to the desired benefit in humans and the information obtained from animal studies must allow for selection of an effective dose in humans.  Products approved under the Animal Rule are subject to additional requirements including post-marketing study requirements, restrictions imposed on marketing or distribution or requirements to provide information to patients.

We intend to rely on the Animal Rule in seeking marketing approval for our product candidates because we cannot ethically expose humans to anthrax, or nerve agents.  Other countries do not, at this time, have established criteria for review and approval of these types of products outside their normal review process, i.e. there is no “Animal Rule” equivalent in countries other than the United States.

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

Biologics manufacturers, distributors and their subcontractors are required to register their facilities with the FDA and state agencies and are subject to periodic inspection by the FDA and other authorities, where applicable, and must comply with the FDA’s current Good Manufacturing Practices (“cGMP”) regulations, the FDA’s general biological product standards, and the product establishment standards set forth in the approved BLA.  The cGMP requirements for biological products in particular are extensive and compliance with them requires considerable time, resources and ongoing investment. The regulations require manufacturers to establish validated systems to ensure that products meet high standards of sterility, purity and potency. The requirements apply to all stages of the manufacturing process, including the synthesis, processing, sterilization, packaging, labeling, storage and shipment of the biological product. For all drugs and biological products, the regulations require investigation and correction of any deviations from cGMP requirements and impose documentation requirements upon us and any third party manufacturers that we may decide to use. Manufacturing establishments are subject to periodic unannounced inspections by the FDA and state agencies for compliance with all cGMP requirements. The FDA is authorized to inspect manufacturing facilities without a warrant at reasonable times and in a reasonable manner.

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

For SparVax®, in June 2011 we announced the successful completion of the technology transfer of the rPA bulk drug substance manufacturing to a new CMO, Diosynth. Subsequently in 2011 we successfully completed a commercial scale 1,500 liter engineering run and a 1,500 liter cGMP run of SparVax® bulk drug substance at the Diosynth site.  Formulation and filling of the final drug product, adjuvanted rPA, are performed at Baxter Pharmaceutical Solutions LLC, located in the United States.  The final dosage presentation is in unit dose syringes. All analytical data generated to date demonstrate that the bulk drug substance manufactured at Diosynth is comparable to bulk drug substance manufactured previously at Avecia in the UK, and in the 4th quarter 2012 FDA confirmed its concurrence that the bulk drug substances manufactured at the two sites are comparable.

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

The following table identifies each of our issued and non-abandoned patents and published pending applications, in order of importance to us:

Patent/Patent Application	Patent Number/ Application Number	Country of Issue/Filing	Issue Date/File Date	Expiration Date
Anthrax Vaccine Formulation and Uses Thereof	GB2009/051293 12/998245 2011-529634 09785720.5 2,738,621 2009299615 212118	WO U.S. Japan Europe Canada Australia Israel	October 2, 2009 October 2, 2009 October 2, 2009 October 2, 2009 October 2, 2009 October 2, 2009 October 2, 2009	October 2, 2029 October 2, 2029 October 2, 2029 October 2, 2029 October 2, 2029 October 2, 2029 October 2, 2029

Recombinant Butyrlcholinesterase & Truncates thereof	PCT/US10/03225 13/517,081 2012-545932 10842361.7 2,784,861 2010340358 220508	WO U.S. Japan Europe Canada Australia Israel	December 21, 2010 December 21, 2010 June 21, 2012 December 21, 2010 June 18, 2012 December 21, 2010 June 19, 2012	December 21, 2030 December 21, 2030 December 21, 2030 December 21, 2030 December 21, 2030 December 21, 2030 December 21, 2030

Method for Assaying Antigens	GB07/001353 12/226101 2009-504819 2010914 2,648,850 2007242647 194459	WO U.S. Japan Europe Canada Australia Israel	April 12, 2007 October 7, 2008 October 10, 2008 November 10, 2008 October 9, 2008 October 24, 2008 November 1, 2012	April 13, 2027 April 13, 2027 April 13, 2027 April 13, 2027 April 13, 2027 April 13, 2027 April 13, 2027

Long Half-Life Recombinant Butyrylcholinesterase	US07/017279 12/309909 2009-523781 07811030.1 2659809 2007281998 196,871	WO U.S. Japan Europe Canada Australia Israel	August 2, 2007 February 2, 2009 February 4, 2009 August 2, 2007 February 3, 2009 February 10, 2009 February 4, 2009	August 3, 2027 August 3, 2027 August 3, 2027 August 3, 2027 August 3, 2027 August 3, 2027 August 3, 2027

In addition, we are a party to various exclusive and non-exclusive licenses, which provide access to intellectual property and know-how useful for our products.  We are a party to license agreements with The Defence Science and Technology Laboratory of the United Kingdom Ministry of Defence (“DSTL”) originally executed May and December 2006, and amended and restated in February 2009.  These agreements allow for the licensing of certain patents and technology useful in our rPA program.  Upon commercialization of a product covered by a license, the license agreements require that we make royalty payments equal to a specified percentage of future sales of products for both government procurement and commercial markets.  No royalty payments on these licenses have been incurred.  Some of our licenses, which generally extend for the life of any applicable patent, require us to pay royalties on sales of products that may be derived from or produced using the licensed technology.  We derive rights to the patents, patent applications and know-how relating to Valortim® through our collaboration arrangement with BMS, which owns such rights.  For additional information on our license agreements, please refer to Note 7—Commitments and Contingencies—License Agreements in the Notes to our Consolidated Financial Statements.

The expiration dates for the licenses described above are as follows:

License	Expiration Date

DSTL Anthrax	No expiration specified

Percivia	No expiration specified

BMS	Two years after the earlier of the date that (a) the collaboration product is no longer exploited under the agreement or (b) Unilateral Product (as defined in our collaboration agreement with BMS) is no longer exploited under a unilateral development and commercialization agreement.

We currently own no material trademarks.

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

Anthrax Product Competition

With respect to the development of a recombinant PA-based vaccine, we are aware of three other companies developing competing vaccines that are in the clinical stage of development:  Emergent BioSolutions, Inc., which is the sole supplier to the U.S. government of the only currently FDA-licensed anthrax vaccine - BioThrax® Anthrax Vaccine Adsorbed, Green Cross, and Panacea Biotec Ltd.  There are a number of companies with anthrax vaccines in preclinical development including Bavarian Nordic, Dynavax, IBio, Immunovaccine, PaxVax, Vaxin, and Pfenex and there may be other companies developing competing vaccines that we are not aware of.

Monoclonal antibodies (“MAbs”) directed against PA are being developed for post-exposure prophylaxis and as symptomatic therapy for anthrax infection.  There are a limited number of companies we are aware of with anti-anthrax MAbs and/or polyclonal antibodies in development, including: Cangene Corporation, GlaxoSmithKline plc., Elusys Therapeutics, Inc., Emergent BioSolutions, Inc., and IQ Corporation BV.

There are a number of orally available small molecule and other drugs approved and/or under development for the treatment of anthrax.  These include broad spectrum antibiotics as well as anthrax specific products.  Bayer AG produces ciprofloxacin, or Cipro®, which has been approved for the post-exposure prophylaxis of inhalational anthrax.  In late 2004, generic versions of Cipro® were also approved by the FDA.  In addition, levofloxacin, an antibiotic marketed in the United States by Ortho-McNeil Pharmaceuticals, and the generic antibiotic, doxycycline, are both approved for post-exposure prophylaxis of inhalational anthrax. There may be other companies developing competing therapies that we are not aware of.

Nerve Agent Product Competition

We are aware of antidotes to nerve agents being developed by pharmaceutical companies, including Countervail Corporation, Meridian Medical Technologies, a subsidiary of Pfizer, Inc., Protalix BioTherapeutics, Inc. and Dynport Vaccine Company, LLC, in collaboration with Baxter Healthcare Corporation.

U.S. Government Contracts

 For the foreseeable future, we believe our main customer will continue to be national governments, primarily the U.S. government.  Substantially all of our revenues to date have been derived from grants and U.S. government contracts.  There can be no assurances that existing government contracts will be renewed or that we can enter into new contracts or receive new grants to supply the U.S. or other governments with our products.  The process of obtaining government contracts is lengthy and uncertain.

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

Employees

 As of December 31, 2012, we employed 57 persons on a full-time basis, including 37 individuals engaged in research and development activities and 20 individuals engaged in general and administrative functions, such as human resources, finance, accounting, legal and investor relations.  At that date, our staff included 13 employees with Ph.D. degrees.  None of our employees are party to any collective bargaining agreement, and we believe that our relationship with our employees is good.

Information concerning our directors and executive officers can be found in Part III, Item 10 under the caption “Directors, Executive Officers and Corporate Governance.”

Financial Information by Geographic Area

For the fiscal years ended December 31, 2012, 2011 and 2010 all revenues from external customers were attributed to United States customers. PharmAthene, Inc.’s country of domicile is the United States.

As of December 31, 2012, 2011 and 2010 all long-lived assets, with a net book value, were located in the United States. PharmAthene Canada’s long-lived assets were reclassified as assets held for sale as of December 31, 2010. Canadian long-lived assets had a net book value on January 1, 2010 of approximately $5.9 million.

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

We have incurred significant losses since we commenced operations.  We have accumulated losses of $198.6 million since our inception, and have had net losses of approximately $4.9 million, $3.8 million, and $34.8 million during the last three years, respectively. Our losses to date have resulted principally from research and development costs related to the development of our product candidates and general and administrative costs related to operations. Currently our development efforts are primarily focused on one product candidate, SparVax®. At December 31, 2012 we had cash on hand of approximately $12.7 million.

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

Our likelihood for achieving profitability will depend on numerous factors, including success in:

•	prevailing in SIGA’s appeal of the September 22, 2011 Delaware Court of Chancery opinion issued;

•

the timing, amount and profitability of sales of Arestvyr™ (including the timing of SIGA’s recognition of revenue related thereto), and our ability to receive our allocable portion of “net profits” (as defined in the court’s final judgment), if any;

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

At December 31, 2012, we have $12.7 million of cash on hand, and $11.7 million of total equity. While we believe we have sufficient resources to fund our operations at least through December 31, 2013, there can be no assurances that we will be able to do so without significantly curtailing our operations or raising additional debt and/or equity capital. In addition, we have several contingent liabilities and commitments that may require additional resources.

Under the terms of our agreements with Avecia, we are required to pay Avecia (now a subsidiary of Fujifilm) $5 million within 90 days of entering into a multi-year funded development contract that was to be issued by BARDA under solicitation number RFP-BARDA-08-15 (or any substitution or replacement thereof) for the further development of SparVax®.  RFP-BARDA-08-15 was cancelled by BARDA in December 2009.   We have received funds from BARDA and other U.S. government agencies under various development agreements between us and BARDA.  Any development contract deemed to be a substitute or replacement of RFP-BARDA-08-15 could trigger our obligation to make the $5 million payment.

Global economic uncertainty continues to make capital markets more volatile and is threatening to once again tighten the credit markets. As a result, there can be no assurances that we would be successful in obtaining sufficient financing on commercially reasonable terms or at all. Our requirements for additional capital may be substantial and will be dependent on many factors, including the success of our research and development efforts, our ability to commercialize and market products, our ability to successfully pursue our licensing and collaboration strategy, the receipt of continued government funding, competing technological and marketing developments, costs associated with the protection of our intellectual property and any future change in our business strategy.

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

Our interest in Arestvyr™ and related products is subject to the risk of an appeal of the judgment by SIGA and other risks.

We may never receive any proceeds from our court-ordered financial interest in a portion of net profits related to SIGA’s future sales of Arestvyr™.

In addition to the risks that ordinarily accompany the development and commercialization of biodefense products, including with respect to government contracting activities (including protests filed by third parties), competition (which with respect to Arestvyr™ includes potential competing products being developed by Chimerix, Inc.), FDA and other regulatory approval and commercialization efforts, which are described elsewhere in these risk factors, our interest in future sales of SIGA’s product Arestvyr™ and related products is subject to additional risks, including, but not limited to the following.

We can provide no assurances that SIGA will not prevail on its appeal of the decision of the Chancery Court and that the Delaware Supreme Court will not overturn or modify the trial court’s decision awarding us a 10 year 50% net profit interest in sales of Arestvyr™ and related products or that sales of Arestvyr™ (if any) in the future will result in our receiving any payments from SIGA. If the Delaware Supreme Court rules in favor of SIGA, our award can be modified, reduced or reversed completely. As a result, we may lose all of our rights, we may incur additional expense or our ability to recover any amounts could be delayed further.

In addition, SIGA’s ability to deliver product to the SNS (and potential foreign government purchasers), and the timing and profitability thereof (including the timing of SIGA’s recognition of revenue related thereto), is subject to a number of significant risks and uncertainties (certain of which are outlined in SIGA’s filings with the SEC) as to which we have limited knowledge and no ability to control, mitigate or fully evaluate.  We have no first-hand knowledge of, and SIGA has not publicly disclosed, any information related to the potential margins or profitability of Arestvyr™ and related products.

Risks Related to Product Development and Commercialization

We have not commercialized any products or recognized any revenues from sales.  SparVax® has been placed on clinical hold. All of our product candidates are still under development, and there can be no assurance of successful commercialization of any of our products.

We have not commercialized any products or recognized any revenues from product sales.  In general, our research and development programs are in development stages.  There can be no assurances that one or more of our future product candidates will not fail to meet safety standards in human testing, even if those product candidates are found to be effective in animal studies.  To develop and commercialize biodefense treatment and prophylactic product candidates, we must provide the FDA and foreign regulatory authorities with human clinical and non-clinical animal data that demonstrate adequate safety and effectiveness.  To generate these data, we will have to subject our product candidates to significant additional research and development efforts, including extensive non-clinical studies and clinical testing.  We cannot be sure that our approach to drug discovery will be effective or will result in the development of any drug.  Currently our development efforts are primarily focused on one product candidate, SparVax®. Even if our product candidates are successful when tested in animals, such success would not be a guarantee of the safety or effectiveness of such product candidates in humans.

In August 2012 we received notification from the FDA that our SparVax® rPA anthrax vaccine program was placed on clinical hold. The FDA requested additional stability data and information related to the stability indicating assays. We have provided some supporting data and information to the FDA and commenced discussions with that agency as well as our customer, BARDA, regarding the clinical hold. We cannot be certain that the FDA will find our current data to be satisfactory and it is unclear at this point when or if we will be able to commence the planned Phase II human clinical trial with SparVax®. Consequently, revenues we recognize in future periods under our SparVax® contract will not include those related to this clinical trial until such time, if ever, as we are able to move forward with the clinical trial and overall SparVax® revenues until such time will be substantially less than they otherwise would have been had we commenced the clinical trial as planned. It is also unclear whether or to what extent the clinical hold will affect future government funding for our SparVax® program. The clinical hold has the effect of delaying the commercialization, if any, of SparVax® and we cannot offer any assurance that we will ever be able to continue or complete product development for SparVax®.

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

A key component of our business strategy is the in-licensing of compounds and products developed by other pharmaceutical and biotechnology companies or academic research laboratories.  In addition, we have entered into licensing and research and development agreements with a number of other parties and collaborators.  There can be no assurances that the research and development conducted pursuant to these agreements will result in revenue generating product candidates.  If our suppliers, vendors, licensors, or other collaboration partners experience financial difficulties as a result of the weak economy, change in strategic direction (like the decision of our main CRO vendor on our rBChE program to suddenly cease its research and development operations), or if they are acquired as part of the current wave of consolidations in the pharmaceutical industry (such as, for example, with the acquisitions of Medarex by Bristol-Myers Squibb and Diosynth Biotechnologies, Inc.’s parent company by Merck & Co., Inc. in 2009 and of Avecia’s CMO subsidiary (Avecia Biologics) by Merck in 2010 and the subsequent acquisition of these two entities by Fujifilm in 2011), their priorities or our working relationship with them might change.  As a result, they might shift resources away from the research, development and/or manufacturing efforts intended to benefit our products, which could lead to significant delays in our development programs and potential future sales.  Our current licensing, research and development, and supply agreements may expire and may not be renewable or could be terminated if we do not meet our obligations.

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

If we cannot effectively accomplish strategic acquisitions, our ability to develop and commercialize a diverse product portfolio could be limited and our ability to compete may be harmed.

We may pursue strategic acquisitions to further our development and commercialization efforts, which could result in our incurring significant out of pocket costs as well as expending management time and those of other employees.  To achieve the anticipated benefits of an acquisition, we must integrate the acquired company’s business, technology and employees in an efficient and effective manner.  The successful combination of companies in a rapidly changing biodefense industry may be more difficult to accomplish than in other industries.  The combination of two companies requires, among other things, integration of the companies’ respective technologies and research and development efforts.  We cannot assure you that any integration will be accomplished smoothly or successfully.  The difficulties of integration are increased by the need to coordinate geographically separated organizations and address possible differences in corporate cultures and management philosophies.  The integration of certain operations will require the dedication of management resources that may temporarily distract attention from the day-to-day operations of the combined companies.  The business of the combined companies may also be disrupted by employee retention uncertainty and lack of focus during integration.  The inability of management to integrate successfully the operations of the two companies, in particular, to integrate and retain key scientific personnel, or the inability to integrate successfully two technology platforms, could have a material adverse effect on our business, results of operations and financial condition.

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

Funding is subject to Congressional appropriations generally made on an annual basis even for multi-year contracts. More generally, due to the ongoing economic uncertainty, the U.S. government may reduce or delay spending in the biodefense field or eliminate funding of certain programs altogether, which could decrease the likelihood of future government contract awards or that the government would procure products from us.  Future funding levels for two of our key government customers, BARDA and DoD, for the advanced development and procurement of medical countermeasures are uncertain, and may be subject to budget cuts as the U.S. Congress and the President look to reduce the nation’s budget deficit.

For example, due to DoD budget constraints and concerns about potential duration of protection with the current route of Protexia® administration, the DoD did not extend our September 2006 contract for Protexia®, which contract expired on December 31, 2010.  As a result of DoD’s decision not to continue funding Protexia® development, we closed down our Protexia®-related operations.  We incurred wind-down costs in the fourth quarter of 2010 and approximately $0.5 million in 2011, for which we did not get reimbursed by the government.  We also wrote down the net book value of our Protexia® related assets recognizing approximately $4.6 million of impairment charges for the year ended December 31, 2010.

The U.S. government deficit and budget crisis has created increasing pressure to reduce government spending. In August 2011, President Obama signed into law the Budget Control Act of 2011 (the “Budget Control Act”), which increased the U.S. government’s debt ceiling and enacted 10-year discretionary spending caps expected to generate substantial savings for the U.S. government.  The Budget Control Act also established a joint bipartisan committee of Congress responsible for identifying at least $1.2 trillion in additional savings by November 2011. The joint committee did not meet the deadline for proposing recommended legislation and Congress missed a related deadline in January 2013. Under the Budget Control Act, additional automatic spending cuts (referred to as "sequestration") totaling $1.2 trillion (subsequently adjusted downward to approximately $1.0 trillion) over nine years would be triggered.  These discretionary spending cuts are expected to be evenly split between defense and non-defense areas.

On March 1, 2013, the sequestration became effective and the law required the President to issue a sequestration order cancelling $85 billion in budgetary resources across the federal government for the government fiscal year, which ends on September 30, 2013.  The Office of Management and Budget calculated that, over the course of the government fiscal year, the sequestration requires a 7.8 percent reduction in non-exempt defense discretionary spending and a 5.0 percent reduction in non-exempt nondefense discretionary spending.  The sequestration also requires reductions of 2.0 percent to Medicare, 5.1 percent to other non-exempt nondefense mandatory programs, and 7.9 percent to non-exempt defense mandatory programs.  Because these cuts must be achieved over only 7 months instead of 12, the effective percentage reductions will be approximately 13 percent for non-exempt defense programs and 9 percent for non-exempt nondefense programs.

At the end of calendar year 2012, of the total $5.6 billion allotted under Project BioShield in 2004, over $2.5 billion in procurement contracts had been awarded and approximately $2.0 billion had been transferred out of the Project BioShield Special Reserve fund (“SRF”) for non-procurement related activities.  Remaining funds in the SRF are now approximately $1.0 billion. Currently, the government is operating under a continuing resolution at the fiscal year 2012 level. As $415 million was the level of funding for BARDA in fiscal year 2012, a portion of that amount is being transferred from the SRF to cover fiscal year 2013 expenses. The continuing resolution expires on March 27, 2013. It is unclear at this time how Congress will choose to move forward with funding the government for the remainder of fiscal year 2013. The amount and nature of federal budget spending reductions in general could severely limit our ability to maintain, renew or enter into new contracts and therefore materially adversely impact our business.

Further, at times BARDA has expressed concerns regarding our past performance under our SparVax® development contract, and if we are unable to perform adequately under this contract, we may be at increased risk that BARDA will curtail our activities under, or terminate, that contract.  As of December 31, 2012, approximately $28 million remains available under base contract funding.

Our current development contract for Valortim® with NIAID expired January 31, 2012.   There can be no assurance we will be successful in obtaining additional financial support for this program.

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

The U.S. government may reduce or delay spending in the biodefense field or eliminate funding of certain programs altogether, which could decrease the likelihood of future government contract awards, the likelihood that the government will exercise its right to extend any of its existing contracts with us and/or the likelihood that the government would procure products from us.

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

For example, in March 2010, a third-party filed a bid protest with the GAO challenging the February 2010 decision of the DHHS to modify its existing research and development contract with us for the development of SparVax®.  In March 2010 DHHS suspended performance under the modification pursuant to the automatic stay provisions of the FAR, pending a decision by the GAO on the protest.  While the bid protest was ultimately denied, and the related DHHS “stop work” order canceled in June 2010, the protest contributed to a reduction in revenues and cash and cash equivalents over the period that work could not be performed under the modification.  In addition, we incurred unexpected general and administrative expenses to intervene in the protest. In October 2010 a losing bidder filed a successful protest with the small business administration claiming that SIGA did not qualify as a small business entitled to a contract award under RFP-BARDA-09-35 for a smallpox antiviral. When the government subsequently issued a contract to SIGA in May 2011 without the small business requirement, this same losing bidder filed a second protest, this time with the GAO. While this protest was withdrawn, in exchange for dropping the protest, the government agreed to remove an option from the contract permitting the government to purchase up to 12 million additional courses of therapy of Arestvyr™ beyond the base purchase of 1.7 million courses of therapy.

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

Risks Related to Dependence on or Competition From Third Parties

The amount of revenue, if any, we realize from our profit split interest in Arestvyr™ and related products is among other things, dependent on SIGA’s ability to finish development and deliver Arestvyr™ and related products to the U.S. and foreign governments.

SIGA’s ability to deliver product to the SNS (and potential foreign government purchasers), and the timing and profitability thereof (including the timing of SIGA’s recognition of revenue related thereto), is subject to a number of significant risks and uncertainties (certain of which are outlined in SIGA’s filings with the SEC) as to which we have limited knowledge and no ability to control, mitigate or fully evaluate along with many of the risks related to drug development and commercialization set forth elsewhere in this “Risk Factors” Section.  We have no first-hand knowledge of, and SIGA has not publicly disclosed, any information related to the potential margins or profitability of Arestvyr™ and related products.

Because we depend on clinical research centers and other contractors for clinical and non-clinical testing, including testing under the Animal Rule, and for certain research and development activities, the results of our clinical trial, non-clinical animal efficacy studies, and research and development activities are largely beyond our control.

The nature of clinical trials and our business strategy of outsourcing substantially all of our research and development and manufacturing work require that we rely on clinical research centers and other contractors to assist us with research and development, clinical and non-clinical testing (including animal efficacy studies under the Animal Rule), patient enrollment, manufacturing and other activities.  As a result, our success depends largely on the success of these third parties in performing their responsibilities.  Although we prequalify our contractors and believe that they are fully capable of performing their contractual obligations, we cannot directly control the adequacy and timeliness of the resources and expertise that they apply to these activities.  Furthermore, we have to compete with other biodefense and biopharmaceutical companies for access to this limited pool of highly specialized resources.  If our contractors do not perform their obligations in an adequate and timely manner or we are unable to enter into contracts with them because of prior commitments to our competitors, the pace of clinical or non-clinical development, regulatory approval and commercialization of our product candidates could be significantly delayed and our prospects could be adversely affected.

We depend on third parties to manufacture, package and distribute compounds for our product candidates and key components for our product candidates.  The failure of these third parties to provide their services or to perform them successfully could harm our business.

We do not have any of our own manufacturing facilities.  We have therefore utilized, and intend to continue utilizing, third parties to manufacture, package and distribute our product candidates and key components of our product candidates.  Any material disruption in manufacturing (i.e. due to third party capacity or availability limitations) could cause a delay in our development programs and potential future sales.  Furthermore, certain compounds, media, or other raw materials used to manufacture our drug candidates are available from any one or a limited number of sources.  Any delays or difficulties in obtaining key components for our product candidates or in manufacturing, packaging or distributing our product candidates could delay clinical trials and further development of these potential products.  Additionally, the third parties we rely on for manufacturing and packaging are subject to regulatory review, and any regulatory compliance problems with these third parties could significantly delay or disrupt our commercialization activities.

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

The biopharmaceutical industry is characterized by rapid and significant technological change.  Our success will depend on our ability to develop and apply our technologies in the design and development of our product candidates and to establish and maintain a market for our product candidates.  There are many organizations, both public and private, including major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions engaged in developing pharmaceutical and biotechnology products.  Many of these organizations have substantially greater financial, technical, intellectual property, research and development, and human resources than we have.  Competitors may develop products or other technologies that are more effective than any that we are developing or may obtain FDA approval for products more rapidly.  For example, the U.S. government selected a plague vaccine product candidate from a competitor for advanced development funding, causing us to wind down activities related to the development of our RypVax™ product candidate in 2010.

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

While the regulatory climate for generic versions of biological products approved under a Biologics License Application (or a BLA) in the United States remains uncertain, and currently there is no formalized mechanism by which the FDA can approve a generic version of an approved biological product, Federal legislation has been introduced to establish a legal pathway for the approval of generic versions of approved biological products.  If enacted, the legislation may impact the revenue projections for our products.

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

Issues surrounding patents of biotechnology firms often involve complex legal and factual questions, and, therefore, validity and enforceability cannot be predicted with certainty.  To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents.  We currently have five pending U.S. patent applications, and have a limited number of foreign patents and pending international and foreign patents applications.  In addition, we have rights under numerous other patents and patent applications pursuant to exclusive and non-exclusive license arrangements with licensors and collaborators.  However, there can be no assurance that patent applications owned or licensed by us will result in patents being issued or that the patents, whether existing or issued in the future, will afford protection against competitors with similar technology.  Any conflicts resulting from third-party patent applications and patents could significantly reduce the coverage of the patents owned, optioned by or licensed to us or our collaborators and limit our ability or that of our collaborators to obtain meaningful patent protection.

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

Risks Related to Our Common Stock and Under our GE Loan Agreement

If we do not meet the continued listing standards of the NYSE MKT our common stock could be delisted from trading, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.

Our common stock is listed on the NYSE MKT, a national securities exchange, which imposes continued listing requirements with respect to listed shares. If, however, we fail to satisfy the continued listing standards, such as, for example, the requirement that our shares not trade “for a substantial period of time at a low price per share” or that we not dispose of our principal operating assets or discontinue a substantial portion of our operations, among other requirements, the NYSE MKT may issue another non-compliance letter or initiate delisting proceedings.

If our securities are delisted from trading on the NYSE MKT and we are not able to list our securities on another exchange or to have them quoted on NASDAQ, our securities could be quoted on the OTC Bulletin Board or on the “pink sheets.”  As a result, we could face significant adverse consequences including:

•	a limited availability of market quotations for our securities;

•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage for us; and

•	a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3 or obtain additional financing in the future).

Our stock price is volatile.

The market price of our common stock has been, and we expect will continue to be, subject to significant volatility.  The value of our common stock may decline regardless of our operating performance or prospects.  Factors that may affect our market price include:

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

In addition, as of December 31, 2012 we had outstanding options to purchase approximately 6.2 million shares of common stock (not including restricted shares).  Additional shares are reserved for issuance under our 2007 Long-Term Incentive Compensation Plan.  Our stock options are generally exercisable for ten years, with a significant portion exercisable either immediately or beginning one year after the date of the grant.

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

Finally, as of December 31, 2012, we had issued and outstanding additional warrants to purchase up to approximately 5.6 million shares of common stock.

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

We have not paid any dividends on our common stock in 2012, 2011, or 2010 and do not intend to declare any dividends in the foreseeable future.  While subject to periodic review, our current policy is to retain all earnings, if any, primarily to finance our future growth.  The current GE Loan Agreement specifically restricts the declaration or payment of any dividends. We make no assurances that we will ever pay dividends, cash or otherwise.  Whether we pay any dividends in the future will depend on our financial condition, results of operations, and other factors that we will consider.

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

Item 1.B.    Unresolved Staff Comments.

 Not applicable.

Item 2.     Properties.

Our principal executive offices are located at One Park Place, Annapolis, MD 21401 and are comprised of approximately 21,900 square feet.  The lease expires in 2017.  We have also leased approximately 2,300 square feet of office space in Durham, North Carolina.  This lease expires on September 30, 2013.

Management believes that these facilities are suitable and adequate to meet our anticipated needs.

Item 3.     Legal Proceedings.

Except as noted below, we are not a defendant in any legal proceedings.

In December 2006, we filed a complaint against SIGA in the Delaware Court of Chancery.  The complaint alleges, among other things, that we have the right to license exclusively development and marketing rights for SIGA’s drug candidate, Arestvyr™, pursuant to a merger agreement between the parties that was terminated in October 2006.  The complaint also alleges that SIGA failed to negotiate in good faith the terms of such a license pursuant to the terminated merger agreement.

In September 2011, the Delaware Court of Chancery issued an opinion in the case finding that SIGA had breached certain contractual obligations to us and upholding our claims of promissory estoppel.  The Court awarded us the right to receive 50% of all net profits (as defined in the court’s final judgment) related to the sale of Arestvyr™ and related products for 10 years following initial commercial sale of the drug once SIGA earns $40 million in net profits from the sale of Arestvyr™ and related products.  The Court also awarded us one-third of our reasonable attorney's fees and expert witness fees, which amounts to approximately $2.4 million plus interest. In May 2012, the Delaware Court of Chancery issued its final judgment. SIGA has appealed aspects of the decision to the Delaware Supreme Court. In response, we have cross-appealed other aspects of the decision. The Delaware Supreme Court heard oral argument in the case in January 2013.

We can provide no assurances that SIGA will not prevail on its appeal, that we will be successful in our appeal, or that the Delaware Supreme Court will not overturn or modify the trial court’s decision.

One of our vendors mishandled the storage of certain biological materials. While we have recently been engaged in discussions with the vendor to address our concerns, so far we have not come to agreement. The vendor recently filed suit against us in Delaware state court seeking a declaration that they are not liable for damages and seeking damages from us for allegedly not maintaining the required amount and type of insurance. We filed suit against the vendor in Maryland state court seeking damages related to the loss of the property. We believe we did maintain the appropriate amount and type of insurance, that in no event did we harm the vendor, and thus their damages claim is without merit. We plan to vigorously defend against their claims while pursuing our own.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market

Our common stock trades on the NYSE MKT (formerly NYSE Amex) under the symbol “PIP”. The following table sets forth the range of high and low sales prices per share of our common stock on the NYSE MKT for the past two years during the fiscal periods shown.

Fiscal Year 2012	High	Low

4th Quarter Ended December 31	$1.47	$.98
3rd Quarter Ended September 30	$1.70	$1.13
2nd Quarter Ended June 30	$1.89	$1.18
1st Quarter Ended March 31	$2.10	$1.20

Fiscal Year 2011	High	Low

4th Quarter Ended December 31	$1.88	$1.07
3rd Quarter Ended September 30	$3.35	$1.74
2nd Quarter Ended June 30	$4.08	$2.41
1st Quarter Ended March 31	$4.58	$3.01

Holders

As of February 28, 2013 in accordance with our transfer agent records, we had 72 record holders of our common stock.  The number of record holders is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividends

We have not paid any dividends on our common stock in 2012 and 2011 and do not intend to declare any dividends in the foreseeable future.  While subject to periodic review, the current policy of our Board of Directors is to retain all earnings, if any, primarily to finance our future growth.  The GE Loan Agreement entered in to in March 2012 specifically restricts the declaration or payment of any dividends. We make no assurances that we will ever pay dividends, cash or otherwise.  Whether we pay any dividends in the future will depend on our financial condition, results of operations, and other factors that the Board of Directors will consider.

Performance Graph

The following line graph compares the cumulative total stockholder return through December 31, 2012, assuming reinvestment of dividends, by an investor who invested $100 on December 31, 2007 in each of (i) our common stock, (ii) the NYSE MKT Composite Index; and (iii) the Nasdaq Biotech Composite Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among PharmAthene, Inc., NYSE MKT Composite Index, and the NASDAQ Biotechnology Index

* $100 invested on 12/31/2007 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	December 31,
	2007	2008	2009	2010	2011	2012
PharmAthene, Inc.	$100	$58.23	$49.62	$107.09	$32.15	$28.35
NYSE MKT Composite Index	$100	$58.00	$75.74	$91.65	$94.55	$97.76
NASDAQ Biotech Composite Index	$100	$87.37	$101.03	$116.19	$129.91	$171.36

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item concerning securities authorized for issuance under equity compensation plans is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which Item is incorporated herein by reference to our definitive proxy statement or an amendment to our Annual Report on Form 10-K to be filed within 120 days of our fiscal year end.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes included in this annual report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report.

We have derived the consolidated statement of operations data for the years ended December 31, 2012, 2011, and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 from our audited consolidated financial statements, which are included in this annual report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 from our audited consolidated financial statements, which are not included in this annual report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

Selected Financial Data

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statements of operations data:
Revenue	$25,175,887	$24,266,274	$20,993,605	$27,549,978	$34,179,363
Operating expenses:
Research and development	19,509,629	21,219,853	20,875,536	30,219,758	31,812,431
General and administrative	11,628,732	14,311,079	18,015,761	22,432,585	19,397,532
Acquired in-process research and development	-	-	-	-	16,131,002
Depreciation and amortization (including $4,635,489 impairment charges in 2010)	303,916	461,073	5,655,865	872,304	813,891
Total operating expenses	31,442,277	35,992,005	44,547,162	53,524,647	68,154,856

Loss from operations	(6,266,390)	(11,725,731)	(23,553,557)	(25,974,669)	(33,975,493)
Other income (expense):
Interest income	17,808	16,660	6,955	269,133	1,225,471
Interest expense	(342,561)	(54,573)	(5,936,480)	(2,837,302)	(2,573,406)
Change in fair value of derivative instruments	591,039	7,144,983	(5,457,550)	1,043,782	118,244
Other income (expense)	47,862	39,328	91,355	(90,655)	58,106
Realization of cumulative translation adjustmemt	1,227,656	-	-	-	-
Gain on the sale of assets held for sale	-	781,760	-	-	-
Loss on the early extinguishment of debt	-	-	-	(4,690,049)	-
Total other income (expense)	1,541,804	7,928,158	(11,295,720)	(6,305,091)	(1,171,585)

Net loss before income taxes	(4,724,586)	(3,797,573)	(34,849,277)	(32,279,760)	(35,147,078)
Provision for income taxes	(195,529)	-	-	-	-
Net loss	$(4,920,115)	$(3,797,573)	$(34,849,277)	$(32,279,760)	$(35,147,078)

Basic and diluted net loss per share	$(0.10)	$(0.08)	$(1.08)	$(1.17)	$(1.53)

Weighted average shares used in calculation of basic and diluted net loss per share	48,323,067	47,331,763	32,309,621	27,575,332	22,944,066

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$12,701,517	$11,236,771	$11,785,327	$2,673,567	$19,752,404
Working capital	12,307,429	14,997,664	17,420,242	12,018,438	11,536,932
Total assets	22,741,404	22,803,509	27,199,045	35,333,049	57,659,305
Total long-term liabilities	3,579,148	2,336,361	8,824,853	18,714,430	1,554,698
Total stockholders' equity	11,673,840	15,851,806	12,210,705	3,152,399	20,231,474

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, which present our results of operations for the years ended December 31, 2012 and 2011 as well as our financial positions at December 31, 2011 and 2010, contained elsewhere in this Annual Report on Form 10-K.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.  You should review the “Special Note Regarding Forward Looking Statements” and “Risk Factors” sections of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biodefense company engaged in the development and commercialization of next generation medical countermeasures against biological and chemical threats.  Our current biodefense portfolio includes the following product candidates:

•	SparVax®, a next generation recombinant protective antigen (“rPA”) anthrax vaccine,

•	rBChE (recombinant butyrylcholinesterase) bioscavanger, a medical countermeasure for nerve agent poisoning by organophosphorous compounds, including nerve gases and pesticides, and

•	Valortim®, a fully human monoclonal antibody for the prevention and treatment of anthrax infection.

In addition, we were awarded by the Delaware Court of Chancery in September 2011 the right to receive 50% of all net profits (as defined in the court’s final judgment) related to the sale of SIGA Technologies, Inc.’s (“SIGA”) Arestvyr™ and related products for 10 years following initial commercial sale of the drug once SIGA earns $40 million in net profits from sales of Arestvyr™ and related products. In May 2012, the Court issued its final judgment. SIGA has appealed aspects of the decision to the Delaware Supreme Court. In response, we have cross-appealed other aspects of the decision. In January 2013, the Delaware Supreme Court heard oral argument in the case.

We can provide no assurances that SIGA will not prevail on its appeal, that we will be successful in our appeal, or that the Delaware Supreme Court will not overturn the trial court’s decision. If the Delaware Supreme Court rules in favor of SIGA, our award can be modified, reduced or reversed completely. As a result, we may lose all of our rights, we may incur additional expense or our ability to recover any amounts could be delayed further.

Critical Accounting Policies

 A summary of our critical accounting policies, including those that require the use of significant estimates and judgment, follows. A more comprehensive description of all of our significant accounting policies is contained in Note 2 to our consolidated financial statements.

Revenue Recognition

We generate our revenue from different types of contractual arrangements: cost-plus-fee contracts, cost reimbursable grants and fixed price contracts.

Revenues on cost-plus-fee contracts are recognized in an amount equal to the costs incurred during the period plus an estimate of the applicable fee earned.  The estimate of the applicable fee earned is determined by reference to the contract:  if the contract defines the fee in terms of risk-based milestones and specifies the fees to be earned upon the completion of each milestone, then the fee is recognized when the related milestones are earned, as further described below; otherwise, we estimate the fee earned in a given period by using a proportional performance method based on costs incurred during the period as compared to total estimated project costs and application of the resulting fraction to the total project fee specified in the contract.

When we use the milestone method of revenue recognition, milestone payments (including milestone payments for fees) contained in research and development arrangements are recognized as revenue when: (i) the milestones are achieved; (ii) no further performance obligations with respect to the milestone exist; (iii) collection is reasonably assured; and (iv) substantive effort was necessary to achieve the milestone.

Milestones are considered substantive if all of the following conditions are met:

•	it is commensurate with either our performance to meet the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from our performance to achieve the milestone,
•	it relates solely to past performance,
•	the value of the milestone is reasonable relative to all the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

If a milestone is deemed not to be substantive, the Company recognizes the portion of the milestone payment as revenue that correlates to work already performed; the remaining portion of the milestone payment is deferred and recognized as revenue as the Company completes its performance obligations.

Revenue on fixed price contracts (without substantive milestones as described above) is recognized on the percentage-of-completion method.  The percentage-of-completion method recognizes income as the contract progresses (generally related to the costs incurred in providing the services required under the contract).  The use of the percentage-of-completion method depends on the ability to make reasonable dependable estimates and the fact that circumstances may necessitate frequent revision of estimates does not indicate that the estimates are unreliable for the purpose for which they are used.

As a result of our revenue recognition policies and the billing provisions contained in our contracts, the timing of customer billings may differ from the timing of recognizing revenue. Amounts invoiced to customers in excess of revenue recognized are reflected on the balance sheet as deferred revenue. We recorded approximately $1.4 million and $0.5 million as deferred revenue as of December 31, 2012 and 2011, respectively. Amounts recognized as revenue in excess of amounts billed to customers are reflected on the balance sheet as unbilled accounts receivable.

We analyze each cost reimbursable grant to determine whether we should report such reimbursements as revenue or as an offset to our expenses incurred.  For the years ended December 31, 2012, 2011 and 2010, we recorded approximately $1.1 million, $0.7 million and $2.9 million, respectively, of costs reimbursed by the government as an offset to research and development expenses. Included in the 2010 grants was approximately $0.9 million in therapeutic discovery tax grants which was offset against research and development expense in 2010.

Research and Development Expenses

Research and development costs are expensed as incurred; advance payments are deferred and expensed as performance occurs.  Research and development costs include salaries, facilities expense, overhead expenses, material and supplies, pre-clinical expense, clinical trials and related clinical manufacturing expenses, share-based compensation expense, contract services and other outside services.

Share-Based Payments

We have a long-term incentive compensation plan (the “LTIP”) under which options to purchase shares of our common stock may be granted to employees, consultants and directors at a price no less than the quoted market value on the date of grant. The LTIP also provides for awards in the form of stock appreciation rights, restricted or unrestricted stock awards, stock-equivalent units or performance-based stock awards.

We account for share-based awards to employees and non-employee directors at fair value. The amount of compensation expense recognized using the fair value method requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our stock option grants. We use the Black-Scholes model to estimate the fair value of our option grants. The fair value calculated by this model is a function of several factors, including grant price, the risk-free interest rate, the expected term of the option and the anticipated volatility of the option.

Intangible Assets and Goodwill

We continually assess the realizability and recoverability of our intangible assets and goodwill. These assessments contain substantial judgment in determining the fair value of such assets and with respect to future usage of the assets and potential cash flows associated with them.

Financial Instruments

Our financial instruments, and/or embedded features contained in those instruments, often are classified as derivative liabilities and are recorded at their fair values. The determination of fair value of these instrument and features requires estimates and judgments. Some of our stock purchase warrants are considered to be derivative liabilities due to the presence of net settlement features; the fair value of our warrants is determined based on the Black-Scholes option pricing model.  Use of the Black-Scholes option-pricing model requires the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends.

Results of Operations

Year Ended December 31, 2012 Compared to December 31, 2011

Revenue

We recognized revenue of $25.2 million and $24.3 million during the years ended December 31, 2012 and 2011, respectively. Our revenue in 2012 was derived from contracts with the U.S. government for the development of our product candidates.

	Year ended December 31,
Revenue ($ in millions)	2012	2011	% Change
SparVax	$22.9	$19.3	18.7%
rBChE - AES	1.8	0.7	157.1%
rBChE - Protexia	-	0.6	-100.0%
Valortim	0.5	3.7	-86.5%
Total Revenue	$25.2	$24.3	3.7%

Our revenue changed in 2012 from 2011 primarily due to the following:

Under our contract for the development of SparVax®, we recognized approximately $22.9 million of revenue in 2012, an increase of $3.6 million (or 18.7%) from 2011. During 2012, revenue for the Company's SparVax® program was primarily attributable to completion of Final Drug Product (FDP) manufacture, the initiation of Bulk Drug Substance (BDS) Process Characterization, progression in the development of bioanalytical and analytical assays, the execution of non-clinical activities and the achievement of several contract milestones. During 2011, revenue was primarily attributable to activities related to the manufacturing platform for SparVax® and additional work performed to develop and qualify analytical and stability-indicating assays for characterization of the product. Milestone revenue for the achievement of key technical milestones was approximately $2.2 million and $3.5 million for the years ended December 31, 2012 and 2011, respectively.

In August 2012, we received notification from the FDA that our SparVax® rPA anthrax vaccine program was placed on clinical hold. The FDA has requested additional stability data and information related to the stability indicating assays. We have provided some supporting data and information to the FDA and have commenced discussions with that agency as well as our customer, BARDA, regarding the clinical hold. We cannot be certain that the FDA will find our current data to be satisfactory and it is unclear at this point when or if we will be able to commence the planned Phase II human clinical trial with SparVax®. Consequently, revenues we recognize in future periods under our SparVax® contract will not include those related to this clinical trial until such time, if ever, as we are able to move forward with the clinical trial and overall SparVax® revenues until such time will be substantially less than they otherwise would have been had we commenced the clinical trial as planned. It is also unclear whether or to what extent the clinical hold will affect future government funding for our SparVax® program.

Under our contract with the Department of Defense (DoD) for the development of an advanced expression system (AES) for rBChE, our second generation rBChE bioscavanger, we recognized approximately $1.8 million, representing an increase of approximately $1.1 million (or 157.1%) from 2011. Significant technical progress was made in the development of our second generation rBChE bioscavanger in 2012, including the establishment of final clones, genetic stability and fed batch evaluation to establish the bioreactor conditions for manufacturing. On July 31, 2012, the DoD exercised a $2.5 million option to continue to fund work under this contract in 2013.

Under our NIAID contracts for the advanced development of Valortim®, we recognized $0.5 million of revenue in 2012, a substantial decrease of $3.2 million (or 86.5%) from 2011 levels as a result of our 2007 contract with NIAID for Valortim® ending (in accordance with its terms) in the first quarter 2012. Additional government funding has not been awarded for Valortim®. There can be no assurance we will be successful in obtaining additional financial support for this program.

Research and Development Expenses

Our research and development expenses were $19.5 million and $21.2 million for the years ended December 31, 2012 and 2011, respectively.  These expenses resulted from research and development activities related to SparVax®, rBChE bioscavanger and Valortim®. Research and development expenses include direct expenses (salaries and other costs of personnel, raw materials and supplies, contract research, consulting and clinical development costs) and an allocation of indirect expenses.

Research and development expenses for the years ended December 31, 2012 and 2011 were attributable to research programs as follows:

	Year ended December 31,
($ in millions)	2012	2011	% Change
Anthrax therapeutic and vaccines	$18.3	$18.8	-2.7%
Chemical nerve agent bioscavenger	1.1	0.6	83.3%
Internal research and development	0.1	1.8	-94.4%
Total research and development expenses	$19.5	$21.2	-8.0%

Research and development expenses for both 2012 and 2011 were net of cost reimbursements under certain of our government grants of $1.1 million and $0.7 million, respectively.

In 2012, research and development expenses decreased approximately $1.7 million from 2011, primarily due to a reduction in (i) indirect operating expenses including overhead and internal research and development, and (ii) direct costs related to our Valortim® program as a result of the completion in the first quarter of 2012 of work under our 2007 contract with NIAID, offset by higher direct SparVax® program expenses. As a result of the FDA clinical hold related to SparVax®, costs we recognize in future periods under our SparVax® contract related to the SparVax® clinical trial, may be substantially less than they otherwise would have been until such time, if ever, as we are able to move forward with the clinical trial.

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

Expenses associated with general and administrative functions were $11.6 million for 2012 and $14.3 million for 2011, an approximate 19% decrease.  The decrease in general and administrative expenses from 2011 to 2012 was largely due to (i) a $2.3 million reduction in legal and professional expenses primarily related to the SIGA litigation and trial activities and (ii) a planned reduction in headcount, offset in part by a $1.4 million insurance recovery that was received in 2011.

Depreciation Expense

Depreciation expenses were approximately $0.3 million and $0.5 million for the years ended December 31, 2012 and 2011, respectively.  The decrease was related to previously purchased assets being fully depreciated during the year ended December 31, 2012.

Other Income (Expense)

Other income in 2012 was $1.5 million, compared to $7.9 million in 2011, a decrease of $6.4 million. The decrease was primarily the result of (i) a $6.5 million difference in gains related to the changes in fair value of our derivative instruments, (ii) a $0.8 million gain in 2011 from the sale of Canadian assets held for sale, and (iii) approximately $0.3 million of additional interest expense in 2012 generated from our loans with GE Capital, offset by $1.2 million of income related to the realization of the cumulative translation adjustment upon the substantial liquidation of PharmAthene Canada, Inc. in July 2012.

Income Taxes

The provision for income taxes was approximately $0.2 million for the year ended December 31, 2012, compared to no provision in 2011. The provision for income taxes in 2012 resulted from the difference between the treatment of goodwill for income tax purposes and for U.S. GAAP.

Year Ended December 31, 2011 Compared to December 31, 2010

Revenue

We recognized revenue of $24.3 million and $21.0 million during the years ended December 31, 2011 and 2010, respectively. Our revenue was derived primarily from contracts with the U.S. government for the development of our product candidates.

	Year ended December 31,
Revenue ($ in millions)	2011	2010	% Change
SparVax	$19.3	$11.7	65.0%
rBChE - AES	0.7	-	100.0%
rBChE - Protexia	0.6	5.8	-89.7%
Valortim	3.7	3.0	23.3%
Other	-	0.5	-100.0%
Total Revenue	$24.3	$21.0	15.7%

Our revenue for the year ended December 31, 2011 changed from 2010 primarily due to the following:

Under our contract for the development of SparVax®, we recognized approximately $19.3 million in 2011, an increase of 65.0% from 2010 levels. The increase in revenue for the SparVax® program during 2011 is attributable to additional work in preparation and execution of the scale up campaign at our U.S.-based SparVax® bulk drug substance manufacturer as well as an increase in our billing rate under the contract.  Additional activities related to the establishment of analytical and stability-indicating assays for characterization of the product. Of the revenue amounts set forth above, $3.5 million in 2011 and $1.8 million in 2010 represent substantive milestone payments that were tied to our successful achievement of certain technical activities.

Under the September 2007 contract for the advanced development of Valortim®, we recognized approximately $3.7 million in 2011 a 23.3% increase from 2011 levels. Revenue in 2011 reflects both clinical and non clinical work following the release of the FDA partial clinical hold in December 2010.  Final patient dosing in clinical trial was completed in April 2011 and the in-life portion of the trial ended in the third quarter 2011.  Revenue in 2010 was largely attributable to reimbursement of costs related to clinical and non-clinical studies, including work in connection with the investigation related to the partial clinical hold and certain manufacturing-related activities.

Under the September 2006 contract for the advanced development of Protexia®, we recognized approximately $5.8 million in the year ended December 31, 2010, of which $0.7 million in 2010 represent substantive milestone payments that were tied to our successful achievement of certain technical activities.  The decline in revenue is attributed to completion of major development activities for this program in past years. In 2011, we generated additional revenue of $0.7 million under the fixed price contract with the DoD for the development of the AES for rBChE, our nerve agent medical countermeasure, which was awarded in August 2011.

Research and Development Expenses

Our research and development expenses were approximately $21.2 million and $20.9 million for the years ended December 31, 2011 and 2010, respectively.   Research and development expenses for the years ended December 31, 2011 and 2010 were attributable to research programs as follows:

	Year ended December 31,		% Change
($ in millions)	2011	2010
Anthrax therapeutic and vaccines	$18.8	$15.2	23.7%
Chemical nerve agent protectants	0.6	4.7	-87.2%
Recombinant dual antigen plague vaccine	-	0.1	-100.0%
Internal research and development	1.8	0.9	100.0%
Total research and development expenses	$21.2	$20.9	1.4%

For the year ended December 31, 2011, research and development expenses increased $0.3 million from the prior year.  This change was primarily due to the increased technical activity and the achievement of key technical milestones on our SparVax® program and the completion of the Phase I Valortim® dose escalation clinical trial partially offset by a decrease in development expenses related to the clinical nerve agent protectants program as a result of the December 31, 2010 shut down of the Protexia® program.

Research and development expenses for the years ended December 31, 2011 and 2010 were net of cost reimbursements under certain of our government grants of $0.7 million and $2.9 million, respectively.  Included in the 2010 grants were $0.9 million in therapeutic discovery tax grants.

General and Administrative Expenses

General and administrative expenses were approximately $14.3 million and $18.0 million for the years ended December 31, 2011 and 2010, respectively. The decrease in 2011 primarily resulted from a $3.0 million reduction in bad debt expense and a property loss insurance recovery of $1.4 million in 2011, partially offset by an increase in non-cash stock compensation expenses as well as taxes and other expenses. The bad debt expenses in 2010 consisted primarily of provisions associated with an invoice to our U.S. government customer for the work at Avecia as well as the wind down of the third generation anthrax vaccine program.

Depreciation and Intangible Amortization (including impairment charges)

Depreciation and amortization expenses were approximately $0.5 million and $5.7 million for the years ended December 31, 2011 and 2010, respectively.  The decrease in 2011 is primarily a result of the impairment charge taken in December 2010 of approximately $4.6 million with the closing of our Canadian operations.

Other Income (Expense)

Other income (expense) in 2011 was a net income of $7.9 million, compared to a net expense of $11.3 million in 2010. Most of the change was due to (i) a significant reduction in interest expense of $5.9 million resulting from the conversion of our convertible notes in the fourth quarter of 2010, (ii) a significant change in the fair value of our derivatives instruments (a $5.5 million loss in 2010 compared to a $7.1 million gain in 2011) primarily as a result of the change in our stock price, and (iii) a $0.8 million gain on the sale of Canadian assets held for sale in 2011.

Liquidity and Capital Resources

Overview

Our primary use of cash during 2012 was to fund our operations (including our research and development programs) and support our general and administrative activities.  Our future capital requirements will depend on many factors, including, the progress of our research and development programs; the progress of pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approval; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; changes in our existing research relationships; competing technological and marketing developments; our ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others; and any future change in our business strategy.  These cash requirements could change materially as a result of shifts in our business and strategy. The need to raise additional capital will depend on many factors, including but not limited to, our future cash requirements, future contract funding, whether SIGA prevails in its appeal challenging the trial court ruling awarding us an interest in a portion of the net profits of Arestvyr™, the timing, amount, and profitability of sales of Arestvyr™, if any (including the timing of SIGA’s recognition of revenue related thereto), and if the trial court ruling is upheld, our ability to collect our portion of net profits related to Arestvyr™.

Historically, we have not generated positive cash flows from operations.  To bridge the gap between payments made to us under our government contracts and grants and our operating and capital needs, we have had to rely on a variety of financing sources, including the issuance of equity securities and equity-linked securities and proceeds from loans and other borrowings.  For the foreseeable future, we will continue to need these types of financing vehicles and potentially others to help fund our future operating and capital requirements.

Global economic uncertainty continues to make capital markets more volatile and is threatening to once again tighten the credit markets. As a result, there can be no assurances that we would be successful in obtaining sufficient financing on commercially reasonable terms or at all. In addition, due to the U.S. government’s continuing substantial efforts to stabilize the economy, the U.S. government may be forced or choose to reduce or delay spending in the biodefense field, which could decrease the likelihood of future government contract awards, the likelihood that the government will exercise its right to extend any of its existing contracts with us and/or the likelihood that the government would procure products from us.

We have $12.7 million of cash on hand at December 31, 2012. We also had approximately $1.6 million in additional funding available to borrow on our revolving line of credit with GE Capital.  As a result of the clinical hold placed on our SparVax® program in 2012, it is unclear when or if we will be able to commence the planned Phase II human clinical trial. Consequently we expect SparVax® related revenues and corresponding research and development expenses until such time, if ever, as we are able to move forward with the clinical trial to be substantially less than they otherwise would have been had we commenced the clinical trial as planned. Nevertheless, we still currently anticipate that our cash on hand, amounts available under the line of credit, and cash to be collected from our various contracts currently in place, will be sufficient to meet the Company’s ongoing expenses and capital requirements through at least December 31, 2013.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2012, 2011 and 2010.

	Year ended December 31,
	2012	2011	2010
Net cash provided by (used in):
Operating activities	$(2,322,906)	$(7,808,553)	$(14,864,577)
Investing activities	67,400	1,687,521	2,756,007
Financing activities	3,720,071	5,781,328	21,460,452
Effects of exchange rates on cash	181	(208,852)	(240,122)
Total increase (decrease) in net cash	$1,464,746	$(548,556)	$9,111,760

Sources and Uses of Cash

Cash and cash equivalents were $12.7 million, $11.2 million and $11.8 million at December 31, 2012, 2011 and 2010, respectively.  The $1.5 million increase at December 31, 2012 compared to December 31, 2011 was primarily attributable to the $2.5 million term loan, which we closed in the first quarter 2012, and the $1.3 million borrowed under the revolving line of credit, partially offset by $2.3 million of cash used in operations. The $0.6 million decrease at December 31, 2011as compared to December 31, 2010 was primarily due to the receipt of net proceeds of $5.8 million from a registered direct public offering of common stock and warrants, as well as $1.8 million related to the sale of assets in Canada, offset by $7.8 million of cash used in operations.

Operating Activities

Net cash used in operating activities was approximately $2.3 million, $7.8 million and $14.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Net cash used in operations during the year ended December 31, 2012 reflects our net loss of $4.9 million, adjusted for non-cash share-based compensation expense of $1.9 million, the $1.2 million gain on the realization of the cumulative translation adjustment related to PharmAthene Canada, Inc., the decrease in the fair value of derivative instruments of $0.6 million and other noncash expenses of $0.6 million. The decrease in accounts receivable of approximately $2.0 million and increase in deferred revenue of approximately $0.9 million was partially offset by an increase in unbilled accounts receivable of approximately $1.1 million.

Net cash used in operations during the year ended December 31, 2011 reflects our net loss of $3.8 million, adjusted for the change in market value of non-cash derivative instruments of $7.1 million, the sale of the assets held for sale for a net gain of $0.8 million and depreciation of $0.5 million.  Net cash used in operations was also impacted by non-cash shared-based compensation expense of $2.6 million, a decrease in unbilled accounts receivable of $1.0 million, prepaid expenses and other current assets of $1.5 million, and accounts payable of $1.7 million.

Net cash used in operations during the year ended December 31, 2010 reflects our net loss of $34.8 million, adjusted for the change in market value of derivative instruments of $5.5 million, non-cash interest of $4.7 million, bad debt expense of $2.9 million, and non-cash shared-based compensation expenses of $2.5 million, decreases in unbilled accounts receivable of $5.4 million and in  accounts receivable of $1.3 million, increases in depreciation and amortization of $5.7 million (including an impairment charge of $4.6 million) primarily associated with the write down of Canadian assets, and an increase in accounts payable of $1.2 million, and adjusted upward by a decrease in accrued expenses and other liabilities of $8.5 million.

Investing Activities

There were no significant investing activities for the year ended December 31, 2012. The net cash provided by investing activities was approximately $1.7 million for the year ended December 31, 2011 as compared to net cash provided of approximately $2.8 million for the year ended December 31, 2010. Investing activities in 2011 consisted primarily of the sale of the Canadian farm operations.

Investing activities for 2010 related primarily to liquidating available for sale investments to meet working capital requirements.

Financing Activities

Net cash provided by financing activities was $3.7 million for the year ended December 31, 2012 as compared to $5.8 million for the year ended December 31, 2011 and $21.5 million provided by financing activities for the year ended December 31, 2010.

The majority of our cash provided by financing for the year ended December 31, 2012, related to our debt arrangements with GE Capital, as described in Note 6 to the consolidated financial statements. The term loan of $2.5 million and approximately $1.3 million under the revolving line of credit were outstanding as of December 31, 2012.

In 2011, we raised net proceeds of approximately $5.8 million primarily from the issuance and sale of 1,857,143 shares of common stock and warrants to purchase up to an additional 371,423 shares of common stock at an exercise price of $3.50 per share.

Net cash provided from financing activities for the year ended December 31, 2010 was primarily the result of the proceeds from the issuance of common stock and warrants.

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

In November 2010, we completed an underwritten public offering of 4,945,000 shares of our common stock at a price to the public of $3.50 per share, generating net proceeds of approximately $15.9 million.

As discussed in Note 8 to the consolidated financial statements, we have issued and sold certain stock purchase warrants for fixed exercise prices that range from $1.61 to $3.97. Since these warrants are classified in stockholders’ equity, any loss in value upon exercise as a result of the warrant being “in the money” will result in dilution to existing shareholders and such dilution will not be reflected in our consolidated statements of operations or consolidated statements of comprehensive loss.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following are contractual commitments at December 31, 2012:

Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating facility leases	$3,631,800	$809,400	$1,619,300	$1,203,100	$-
Research and development agreements	7,252,600	7,252,600	-	-	-
Term loan	2,500,000	749,997	1,750,003	-	-
Total contractual obligations	$13,384,400	$8,811,997	$3,369,303	$1,203,100	$-

(1)  This table does not include any royalty payments relating to future sales of products subject to license agreements the Company has entered into in relation to its in-licensed technology, as the timing and likelihood of such payments are not known. In addition, the table does not include the final payment fee of $75,000 on the term loan, which is being accrued and expensed over the term of the agreement, using the effective interest method or the debt discount, which is being amortized over the term of the agreement. The debt discount and final payment accrual at December 31, 2012 were $45,895 and $25,278 respectively.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks

Our exposure to market risk is currently confined to our cash and cash equivalents and our revolving line of credit.   We currently do not hedge interest rate exposure or foreign currency exchange exposure.  We have not used derivative financial instruments for speculation or trading purposes.

The Company’s current operations in foreign countries are minimal. We have closed our active operations in Canada and maintain only nominal operations in the United Kingdom. A 10% change in exchange rates (against the U.S. dollar) would not have a material impact on earnings, fair values or cash flow.

Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market interest rates would have a significant impact on their realized value. Our term loan with GE Capital is at a fixed 10.14% rate. Because of the fixed rate, a change in market interest rates would not have a material impact on interest expense associated with the loan. The interest rate on the revolving line of credit is variable; therefore, a 1% increase in market interest rates above the interest rate floor of 1.5%, would increase interest expense associated with the line by $50,000 if the maximum amount of the line ($5.0 million) was drawn for a full year.

The change in fair value of our derivative instruments is calculated utilizing the Black-Scholes model; therefore, a 10% increase/decrease in the closing price of PharmAthene’s common stock at December 31, 2012, would have resulted in a change in fair value of derivative instruments and our earnings of approximately $0.2 million.

Item 8.   Financial Statements and Supplementary Data.

Our financial statements and supplementary data required to be filed pursuant to this Item 8 appear in a separate section of this report beginning on page F-1.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2012. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsored Organization of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on this assessment, management concluded that as of December 31, 2012, the Company’s internal control over financial reporting is effective at the reasonable assurance level.

The Company's independent registered public accounting firm has issued a report on the effectiveness of internal control over financial reporting. This report dated March 13, 2013 appears on page F-2 of this Form 10-K.

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

Financial Statement Schedules

Required information is included in the footnotes to the financial statements.

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated January 19, 2007, by and among Healthcare Acquisition Corp., PAI Acquisition Corp., and PharmAthene, Inc. (2)

2.2	Sale and Purchase Agreement, dated March 20, 2008, by and among the Registrant and Avecia Investments Limited, Avecia Biologics Limited and Avecia Biologics, Inc. (5)

2.3	Amendment Agreement, dated April 2, 2008, by and among, PharmAthene, Inc., PharmAthene UK Limited and PharmAthene US Corporation and Avecia Investments Limited, Avecia Biologics Limited and Avecia Biologics, Inc. (6)

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended. (17)

3.2	By-laws, as amended. (7)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (4)

4.3	Amendment to Unit Purchase Option by and between the Registrant and Maxim Partners, LLC dated January 28, 2007. (3)

4.4	Form of Warrant in connection with Securities Purchase Agreement dated as of March 23, 2009. (15)

4.5	Form of Warrant in connection with Note and Warrant Purchase Agreement, as amended as of July 28, 2009. (14)

4.6	Form of Warrant in connection with Securities Purchase Agreement dated as of April 7, 2010. (21)

4.7	Form of Warrant in connection with Securities Purchase Agreement dated as of July 20, 2010. (22)

4.8	Form of Warrant in connection with Subscription Agreement dated as of June 10, 2011. (30)

4.9	Form of Warrant in connection with Loan and Security Agreement, dated March 30, 2012. (31)

10.4	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders. (1)

10.9	Form of Registration Rights Agreement by and among Healthcare Acquisition Corp. and the former stockholders and note holders of PharmAthene, Inc. (2)

10.12	Amended and Restated 2007 Long-Term Incentive Compensation Plan. (8)

10.23	Collaboration Agreement, dated November 29, 2004, by and between the Company and Medarex, Inc. (4) +

10.28	Office Lease, dated September 14, 2006, by and between the Company and Park Place Trust, as amended by First Amendment to Office Lease, dated January 22, 2007. (4) +

10.28.2	Second Amendment to Office Lease, by and between the Company and Park Place Trust, dated September 16, 2008. (28)

10.30	Form of PharmAthene Inc. Executive Employment Agreement. (9) ++

10.30.1	Employment Agreement, dated April 18, 2008, by and between Eric Richman and the Company ++ (26)

10.30.3	Amendment, dated as of May 18, 2010, to Employment Agreement, dated as of April 18, 2008, by and between Eric I. Richman and the Company. ++ (25)

10.30.5	Employment Agreement, dated April 5, 2010, by and between Thomas Fuerst and the Company. ++ (28)
10.30.6	Form of Executive Restricted Stock Award Agreement.++ (29)

10.30.7	Form of Executive Stock Option Agreement. ++ (29)

10.30.8	Form of Director Stock Option Agreement. ++ (29)

10.30.9	Employment Agreement, dated June 30, 2008, by and between Jordan P. Karp and the Company. ++

10.30.10	Employment Agreement, dated February 7, 2012, by and between Linda Chang and the Company. ++

10.31	Form of PharmAthene Inc. Confidentiality and Non-Solicitation Agreement. (9)

10.33	Master Service Agreement, dated December 15, 2004, between Avecia Limited and the Secretary of State for Defence, acting through the Defence Science and Technology Laboratory (DSTL). (10)+

10.34	Master Service Agreement, dated August 18, 2005, between Avecia Limited and DSTL. (10) +

10.35	Manufacturing Licence Agreement, dated June 20, 2006, between Avecia Limited and DSTL. (10) +

10.36.1	Amended and Restated Manufacturing and Marketing Licence Agreement between the Secretary of State for Defence as represented by the Defence Science and Technology Laboratory (Dstl) and PharmAthene UK Ltd. in respect of Recombinant [***] Vaccine, dated February 11, 2009. (13) +

10.37	Letter Agreement, dated March 20, 2008, between Avecia Biologics Limited and DSTL. (10)+

10.37.1	Amended and Restated Licence Agreement between the Secretary of State for Defence as represented by the Defence Science and Technology Laboratory (Dstl) and PharmAthene UK Ltd. in respect of Recombinant [***] Vaccine, dated February 5, 2009. (13) +

10.44	Contract with the National Institutes of Health for the Production and Testing of Anthrax Recombinant Protective Antigen (rPA) Vaccine (#N01-AI-30052) (“NIH Prime Contract-Anthrax”), dated September 29, 2003. (19) +

10.45	Amendments 1 through 13 to the NIH Prime Contract-Anthrax. (19) + , **

10.45.1	Modification (Amendment) 16 to the Contract with the National Institutes of Health for the Production and Testing of Anthrax Recombinant Protective Antigen (rPA) Vaccine (#N01-AI-30052). (18) +

10.45.2	Modification (Amendment) 18 to the Contract with the National Institutes of Health for the Production and Testing of Anthrax Recombinant Protective Antigen (rPA) Vaccine (HHSO100200900203C). (27) +

10.48	Form of Indemnification Agreement (12)

10.49	Form of Securities Purchase Agreement dated as of March 23, 2009 between the Company and the Purchasers party thereto. (15)

10.51	Form of Note and Warrant Purchase Agreement, dated as of July 24, 2009, by and among PharmAthene, Inc. and the investors signatories thereto, as amended by Amendment No. 1 to Note and Warrant Purchase Agreement, dated as of July 26, 2009 and Amendment No. 2 to Note and Warrant Purchase Agreement, dated as of July 28, 2009. (14)

10.52	Form of Registration Rights Agreement, dated as of July 28, 2009 by and among PharmAthene, Inc. and the investors signatories thereto. (14)

10.53	Technology Transfer and Development Services Subcontract, dated as of September 17, 2009, by and between Diosynth Biotechnologies Inc. and PharmAthene, Inc. (18) +

10.55	Form of Securities Purchase Agreement, dated as of April 7, 2010, between PharmAthene and the Purchasers party thereto.(23)

10.56	Form of Securities Purchase Agreement, dated as of July 20, 2010, between PharmAthene and the Purchasers party thereto.(24)

10.57	Form of Subscription Agreement, dated as of June 10, 2011, between PharmAthene and the Investors party thereto. (30)

10.58	Loan and Security Agreement, dated March 30, 2012. (31)

10.59	Agreement, dated December 5, 2011, between PharmAthene Canada, Inc. and Ferme Pillar Hill Enr., regarding the sale of real estate.*

21	Subsidiaries. (28)

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm *

31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).*

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.*

(101)	The following consolidated financial statements from the PharmAthene, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensive Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (v) Notes to consolidated financial statements.*

101.INS	Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant filed on May 6, 2005.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on January 22, 2007.

(3)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on January 25, 2007.

(4)	Incorporated by reference to the Current Report on Form 8-K/A filed by the Registrant on September 24, 2007.

(5)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on March 26, 2008.

(6)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on April 8, 2008.

(7)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on May 2, 2008.

(8)	Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed by the Registrant on May 15, 2008.

(9)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q filed by the Registrant on August 14, 2008.

(10)	Incorporated by reference to the corresponding exhibit to the Amendment to the Quarterly Report on Form 10-Q/A filed by the Registrant on August 19, 2008.

(11)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q filed by the Registrant on November 14, 2008.

(12)	Incorporated by reference to Exhibit 10.45 to the Current Report on Form 8-K filed by the Registrant on January 27, 2009.

(13)	Incorporated by reference to the corresponding exhibit to the Quarterly Report on Form 10-Q filed by the Registrant on May 15, 2009.

(14)	Incorporated by reference to Amendment No. 1 to the Company’s current report on Form 8-K filed on August 3, 2009.

(15)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Current Report on Form 8-K filed by the Registrant on March 27, 2009 (File No. 001-32587).

(16)	Intentionally omitted.

(17)	Incorporated by reference to the Company’s current report on Form 8-K filed on November 4, 2009.

(18)	Incorporated by reference to the Exhibits 10.45.1 and 10.52, respectively, to the Company’s quarterly report on Form 10-Q filed on November 13, 2009.

(19)	Incorporated by reference to the corresponding exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2008.

(20)	Incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q filed by the Registrant on November 14, 2008.

(21)	Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on April 8, 2010.

(22)	Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on July 20, 2010.

(23)	Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 8, 2010.

(24)	Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 20, 2010.

(25)	Incorporated by reference to Exhibit 10.30.3 to the Company’s current report on Form 8-K filed on May 24, 2010.

(26)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2009.

(27)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2010.

(28)	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2010.

(29)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011.

(30)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on June 10, 2011.

(31)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on April 3, 2012.

*	Filed herewith.

**	Amendments No. 2 and 5 to the NIH Prime Contract-Anthrax have been superseded in full by subsequent amendments filed herewith and are therefore omitted. Amendment No. 12 to the NIH Prime Contract-Anthrax and Amendment No. 8 to the NIH Prime Contract-Plague were never executed and are therefore omitted.

+	Certain confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

++	Management Compensation Arrangement.

Financial Statements and Schedules of Subsidiaries and Affiliates

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Annapolis, State of Maryland, on the 13th day of March, 2013.

PHARMATHENE, INC.

By:	/s/ Eric I. Richman
Eric I. Richman
President & Chief Executive Officer

POWER OF ATTORNEY

BY THESE PRESENTS, each person whose signature appears below constitutes and appoints Eric I. Richman, Linda L. Chang, and Jordan P. Karp his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric I. Richman	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2013
Eric I. Richman

/s/ Linda L. Chang	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2013
Linda L. Chang

/s/ Mitchel Sayare	Chairman of the Board	March 13, 2013
Mitchel Sayare, Ph.D.

/s/ John Gill		March 13, 2013
John Gill	Director

/s/ Brian Markison		March 13, 2013
Brian Markison	Director

/s/ Derace Schaffer		March 13, 2013
Derace Schaffer, M.D.	Director

/s/ Joel McCleary		March 13, 2013
Joel McCleary	Director

/s/ Jeffrey W. Runge		March 13, 2013
Jeffrey W. Runge, M.D.	Director

/s/ Steven St. Peter		March 13, 2013
Steven St. Peter, M.D.	Director

PHARMATHENE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders of

PharmAthene, Inc.

We have audited PharmAthene, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PharmAthene, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PharmAthene, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PharmAthene, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 13, 2013 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Baltimore, Maryland

March 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders of

PharmAthene, Inc.

We have audited the accompanying consolidated balance sheets of PharmAthene, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PharmAthene, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PharmAthene, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

 Baltimore, Maryland

March 13, 2013

PHARMATHENE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$12,701,517	$11,236,771
Accounts receivable (billed)	2,432,641	4,424,442
Unbilled accounts receivable	4,114,442	3,021,208
Prepaid expenses and other current assets	547,245	830,585
Restricted cash	-	100,000
Total current assets	19,795,845	19,613,006

Property and equipment, net	483,976	788,666
Other long-term assets and deferred costs	113,130	53,384
Goodwill	2,348,453	2,348,453
Total assets	$22,741,404	$22,803,509

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,697,280	$1,445,700
Accrued expenses and other liabilities	2,328,877	2,655,330
Deferred revenue	1,381,755	514,312
Current portion of long-term debt	749,997	-
Short-term debt	1,330,507	-
Total current liabilities	7,488,416	4,615,342

Other long-term liabilities	579,427	449,709
Long-term debt, less current portion	1,704,108	-
Derivative instruments	1,295,613	1,886,652
Total liabilities	11,067,564	6,951,703

Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 48,352,651 and 48,236,172 shares issued and outstanding at December 31, 2012 and 2011, respectively	4,835	4,824
Additional paid-in-capital	210,495,905	208,525,917
Accumulated other comprehensive (loss) income	(217,328)	1,010,522
Accumulated deficit	(198,609,572)	(193,689,457)
Total stockholders' equity	11,673,840	15,851,806
Total liabilities and stockholders' equity	$22,741,404	$22,803,509

The accompanying notes are an integral part of the consolidated financial statements.

PHARMATHENE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010

Revenue	$25,175,887	$24,266,274	$20,993,605

Operating expenses:
Research and development	19,509,629	21,219,853	20,875,536
General and administrative	11,628,732	14,311,079	18,015,761
Depreciation and amortization (including $4,635,489 of impairment charges in 2010)	303,916	461,073	5,655,865
Total operating expenses	31,442,277	35,992,005	44,547,162

Loss from operations	$(6,266,390)	$(11,725,731)	$(23,553,557)
Other income (expense):
Interest income	17,808	16,660	6,955
Interest expense	(342,561)	(54,573)	(5,936,480)
Gain on the sale of assets held for sale	-	781,760	-
Realization of cumulative translation adjustment	1,227,656	-	-
Change in fair value of derivative instruments	591,039	7,144,983	(5,457,550)
Other income, net	47,862	39,328	91,355
Total other income (expense)	1,541,804	7,928,158	(11,295,720)

Net loss before income taxes	(4,724,586)	(3,797,573)	(34,849,277)
Provision for income taxes	(195,529)	-	-
Net loss	$(4,920,115)	$(3,797,573)	$(34,849,277)

Basic and diluted net loss per share	$(0.10)	$(0.08)	$(1.08)
Weighted average shares used in calculation of basic and diluted net loss per share	48,323,067	47,331,763	32,309,621

The accompanying notes are an integral part of the consolidated financial statements.

PHARMATHENE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
	2012	2011	2010
Net loss	$(4,920,115)	$(3,797,573)	$(34,849,277)
Other comprehensive (loss) income:
Realization of cumulative translation adjustment included in net loss	(1,227,656)	-	-
Foreign currency translation adjustments	(194)	(239,975)	68,824
Net unrealized losses on investments	-	-	(6,483)
Comprehensive loss	$(6,147,965)	$(4,037,548)	$(34,786,936)

The accompanying notes are an integral part of the consolidated financial statements.

PHARMATHENE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance as of 12/31/2009	28,130,284	$2,813	$157,004,037	$1,188,156	$(155,042,607)	$3,152,399
Net loss	-	-	-	-	(34,849,277)	(34,849,277)
Net unrealized (losses) on short-term investments	-	-	-	(6,483)	-	(6,483)
Foreign currency translation adjustments	-	-	-	68,824	-	68,824
Issuance of common stock, net issuance costs	9,397,382	940	19,471,084	-	-	19,472,024
Exercise of stock purchase warrants	14,537	1	2,698	-	-	2,699
Share-based compensation - stock options	-	-	2,292,479	-	-	2,292,479
Shares issued upon exercise of stock options	22,316	2	56,206	-	-	56,208
Employee vesting of restricted shares, net	84,742	9	191,486	-	-	191,495
Conversion of July 2009 Convertible Debt	8,588,983	859	21,829,478	-	-	21,830,337
Balance as of 12/31/2010	46,238,244	$4,624	$200,847,468	$1,250,497	$(189,891,884)	$12,210,705
Net loss	-	-	-	-	(3,797,573)	(3,797,573)
Foreign currency translation adjustments	-	-	-	(239,975)	-	(239,975)
Issuance of common stock, net issuance costs	1,857,143	186	5,068,542	-	-	5,068,728
Share-based compensation - stock options	-	-	2,251,501	-	-	2,251,501
Shares issued upon exercise of stock options	44,464	4	118,305	-	-	118,309
Employee vesting of restricted shares, net	96,321	10	240,101	-	-	240,111
Balance as of 12/31/2011	48,236,172	$4,824	$208,525,917	$1,010,522	$(193,689,457)	$15,851,806
Net loss	-	-	-	-	(4,920,115)	(4,920,115)
Reclassification of the cumulative translation adjustment on substantial liquidation of PharmAthene Canada	-	-	-	(1,227,656)	-	(1,227,656)
Foreign currency translation adjustments	-	-	-	(194)	-	(194)
Share-based compensation - stock options	-	-	1,803,427	-	-	1,803,427
Shares issued upon exercise of stock options	31,474	3	38,981	-	-	38,984
Employee vesting of restricted shares, net	85,005	8	57,704	-	-	57,712
Warrants to purchase common stock issued in connection with issuance of long-term debt	-	-	69,876	-	-	69,876
Balance as of 12/31/2012	48,352,651	$4,835	$210,495,905	$(217,328)	$(198,609,572)	$11,673,840

The accompanying notes are an integral part of the consolidated financial statements.

PHARMATHENE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011	2010
Operating activities
Net loss	$(4,920,115)	$(3,797,573)	$(34,849,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Realization of cumulative translation adjustment	(1,227,656)	-	-
Bad debt (recovery) expense	-	(40,524)	2,935,063
Change in fair value of derivative instruments	(591,039)	(7,144,983)	5,457,550
Depreciation and amortization expense	303,916	461,073	1,020,376
Impairment of assets held for sale	-	-	4,635,489
Gain on the disposal of assets held for sale	-	(781,760)	-
Gain of the disposal of property and equipment	(66,626)	-	-
Share-based compensation expense	1,894,099	2,565,961	2,513,159
Deferred income taxes	195,529	-	-
Non-cash interest expense	122,342	-	4,653,633
Changes in operating assets and liabilities:
Accounts receivable	1,991,801	20,748	1,279,875
Unbilled accounts receivable	(1,093,234)	987,408	5,408,216
Prepaid expenses and other current assets	367,149	1,481,150	(650,722)
Accounts payable	251,561	(1,682,461)	1,245,975
Accrued expenses and other liabilities	(418,076)	(391,904)	(8,513,914)
Deferred revenue	867,443	514,312	-
Net cash used in operating activities	(2,322,906)	(7,808,553)	(14,864,577)
Investing activities
Purchases of property and equipment	-	(71,439)	(374,581)
Proceeds from the disposal of assets held for sale	-	1,758,960	-
Proceeds from the sale of property and equipment	67,400	-	-
Proceeds from sales of short-term investments	-	-	3,130,588
Net cash provided by investing activities	67,400	1,687,521	2,756,007
Financing activities
Proceeds from issuance (repayment) of debt	2,500,000	-	(11,439)
Proceeds from revolving credit agreement	1,330,507	-	-
Deferred financing costs	(216,460)	-	-
Change in restricted cash requirements	100,000	-	(100,000)
Proceeds from issuance of common stock and warrants	38,984	5,855,689	21,601,075
Other	(32,960)	(74,361)	(29,184)
Net cash provided by financing activities	3,720,071	5,781,328	21,460,452
Effects of exchange rates on cash	181	(208,852)	(240,122)
Increases (decreases) in cash and cash equivalents	1,464,746	(548,556)	9,111,760
Cash and cash equivalents, at beginning of period	11,236,771	11,785,327	2,673,567
Cash and cash equivalents, at end of period	$12,701,517	$11,236,771	$11,785,327
Supplemental disclosure of cash flow information
Cash paid for interest	$220,219	$54,573	$1,234,142
Cash paid for income taxes	$-	$10,630	$-
Financing activity
Value of warrants issued to lender in connection with loan	$69,876	$-	$-
Value of warrants issued in connection with the issuance of common stock	$-	$668,640	$2,070,146

The accompanying notes are an integral part of the consolidated financial statements.

PharmAthene, Inc.

Notes to Consolidated Financial Statements

As of and For the Year Ended December 31, 2012

Note 1 - Organization and Business

We were formed in April 2005 as Healthcare Acquisition Corp. (“HAQ”), a special purpose acquisition company, formed solely to acquire a then unidentified business. On August 3, 2005, we consummated our initial public offering. On August 3, 2007, we acquired all the outstanding equity of PharmAthene, Inc., a Delaware Corporation, and changed our name from Healthcare Acquisition Corp. to PharmAthene, Inc. In March 2008, PharmAthene Inc., through its wholly-owned subsidiary PharmAthene UK Limited, acquired substantially all the assets and liabilities related to the biodefense vaccines business of Avecia Biologics Limited.

We are incorporated under the laws of the State of Delaware and are a biopharmaceutical company focused on developing biodefense countermeasure applications.  We are subject to those risks associated with any biopharmaceutical company that has substantial expenditures for research and development.  There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable.  In addition, we operate in an environment of rapid technological change and are largely dependent on the services and expertise of our employees, consultants and other third parties.

Historically, we have performed under government contracts and grants and raised funds from investors (including additional debt and equity issued in 2012, 2011 and 2010) to sustain our operations. The Company has spent and will continue to spend substantial funds in the research, development, clinical and pre-clinical testing of the Company's product candidates with the goal of ultimately obtaining approval from the FDA, to market and sell our products. We may elect to raise additional capital through debt and or equity to strengthen our financial position.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements include the accounts of PharmAthene, Inc. and its wholly-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.  Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.  We currently operate in one business segment. Certain receivables, primarily related to tax credits or grants, of approximately $0.5 million and $0.6 million as of December 31, 2011 and 2010 respectively, previously classified in our consolidated balance sheets as “accounts receivable,” have been reclassified as “prepaid expenses and other current assets” to conform with current period presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Our consolidated financial statements include significant estimates for the expected economic life and value of our intangible assets, and the amount of our net operating losses, our share-based compensation, our financial instruments, among other things. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Foreign Currency Translation

The functional currency of our wholly owned foreign subsidiaries is their local currency.  Assets and liabilities of our foreign subsidiaries are translated into United States dollars based on exchange rates at the end of the reporting period.  Income and expense items are translated at the weighted average exchange rates prevailing during the reporting period.  Translation adjustments for subsidiaries that have not been sold, substantially liquidated or otherwise disposed of, are accumulated in other comprehensive income (loss), a component of stockholders’ equity.  Foreign currency translation adjustments are the sole component of accumulated other comprehensive income (loss) at December 31, 2012 and 2011. Transaction gains or (losses) are included in the determination of net income or loss, and were approximately ($0.01) million, ($0.1) million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

In July 2012, we substantially liquidated our Canadian subsidiary, which we acquired in 2005.   As a result, we realized approximately $1.2 million of income in our consolidated statement of operations, which represents the amount of previously recorded foreign currency translation adjustments related to our Canadian subsidiary.

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

Effective January 1, 2012, the Company adopted ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). As a result, the Company now presents comprehensive income (loss) in its consolidated financial statements as a single financial statement. The adoption of ASU 2011-05 did not affect the Company’s consolidated results of operations, financial position, or liquidity.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents are stated at market value.  We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.  Interest income earned on cash and cash equivalents and short-term investments was approximately $0.02 million, $0.02 million and $0.01 million in 2012, 2011 and 2010, respectively.

As of December 31, 2011 and 2010 we had $0.1 million in restricted cash associated with a letter of credit to support our corporate credit card program. As of December 31, 2012, none of our cash was restricted.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily cash, restricted cash and cash equivalents, and billed and unbilled accounts receivable.  We maintain our cash, restricted cash and cash equivalents in the form of money market accounts and overnight deposits with financial institutions that we believe are credit worthy. Because our billed and unbilled accounts receivable consist of amounts due from the U.S. federal government, management deems there to be minimal credit risk.

Revolving Line of Credit and Term Loan

As discussed further in Note 6, we entered into a loan agreement with General Electric Capital Corporation (“GE Capital”) in March 2012. As part of that agreement, we issued stock purchase warrants to GE Capital that expire in March 2022. The fair value of the warrants was charged to additional paid-in-capital, resulting in a debt discount at the date of issuance. The debt discount is being amortized over the term of the loan agreement using the effective interest method. Financing costs incurred in connection with this agreement are being amortized over the term of the agreement using the effective interest method. The amortization of both the debt discount and deferred financing costs are included in interest expense in the consolidated statement of operations.

Significant Customers and Accounts Receivable

Our primary customers are the U.S. Department of Defense (the “DoD”), Chemical Biological Medical Systems (“CBMS”), the National Institute of Allergy and Infectious Diseases (“NIAID”), the Biomedical Advanced Research and Development Authority (“BARDA”), and the National Institute of Health (“NIH”).

As of December 31, 2012 and 2011, the Company’s trade receivable balances were comprised solely of receivables from these customers.  Unbilled accounts receivable totaling $4.1 million and $3.0 million as of December 31, 2012 and 2011, respectively, relate to the contracts with these same customers.

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

In the fourth quarter of 2010, we realized an impairment of certain assets associated with the closing of our Canadian operations upon the expiration of the Protexia® contract with the DoD. As a result we recognized an impairment charge of approximately $4.6 million which is included in depreciation and amortization expense in the accompanying 2010 consolidated statement of operations. The remaining assets consisting of land and buildings of approximately $1.0 million were reclassified as assets held for sale as of December 31, 2010, and subsequently sold in 2011.

Exit Activities

In the fourth quarter 2011, we recognized a gain on the sale of assets of PharmAthene Canada of approximately $0.8 million, which is included in 2011 in the consolidated statement of operations. We substantially completed the liquidation of our Canadian subsidiary in July 2012 and at that time realized approximately $1.2 million of accumulated foreign currency translation adjustments, which is included in 2012, in the consolidated statement of operations and the consolidated statement of comprehensive loss.

Fair Value of Financial Instruments

The carrying amounts of our short term financial instruments, which primarily include cash and cash equivalents, restricted cash, accounts receivable (billed and unbilled), other current assets, accounts payable, accrued and other liabilities, and short term debt, approximate their fair values due to their short maturities. The fair value of our long-term indebtedness is estimated based on the current rates offered to the Company for debt of the same remaining maturities. See Note 3 for further details.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net identifiable assets associated with acquisitions.  We review the recoverability of goodwill by comparing our market value (as measured by our stock price multiplied by the number of outstanding shares as of the end of the year) to the net book value of our equity. If our market value exceeds our net book value, no further analysis is required. Changes in our business strategy or adverse changes in market conditions could impact the impairment analyses and require the recognition of an impairment charge equal to the excess of the carrying value over its estimated fair value.  We completed our annual impairment assessment of goodwill on December 31, 2012 and determined that there was no impairment as of that date.

In 2010 we recognized an impairment charge of $0.8 million associated with our patents related to Protexia® as a result of our decision to shut down the Canadian operation upon the expiration of the Protexia® contract with the DoD. The impairment charge is included within depreciation and amortization in 2010, in our consolidated statement of operations.

Revenue Recognition

We generate our revenue from different types of contractual arrangements: cost-plus-fee contracts, cost reimbursable grants and fixed price contracts.

Revenues on cost-plus-fee contracts are recognized in an amount equal to the costs incurred during the period plus an estimate of the applicable fee earned.  The estimate of the applicable fee earned is determined by reference to the contract:  if the contract defines the fee in terms of risk-based milestones and specifies the fees to be earned upon the completion of each milestone, then the fee is recognized when the related milestones are earned, as further described below; otherwise, we estimate the fee earned in a given period by using a proportional performance method based on costs incurred during the period as compared to total estimated project costs and application of the resulting fraction to the total project fee specified in the contract.

Under the milestone method of revenue recognition, milestone payments (including milestone payments for fees) contained in research and development arrangements are recognized as revenue when: (i) the milestones are achieved; (ii) no further performance obligations with respect to the milestone exist; (iii) collection is reasonably assured; and (iv) substantive effort was necessary to achieve the milestone.

Milestones are considered substantive if all of the following conditions are met:

•	it is commensurate with either our performance to meet the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from our performance to achieve the milestone,
•	it relates solely to past performance,
•	the value of the milestone is reasonable relative to all the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

If a milestone is deemed not to be substantive, the Company recognizes the portion of the milestone payment as revenue that correlates to work already performed; the remaining portion of the milestone payment is deferred and recognized as revenue as the Company completes its performance obligations.

Revenue on fixed price contracts (without substantive milestones as described above) is recognized on the percentage-of-completion method.  The percentage-of-completion method recognizes income as the contract progresses (generally related to the costs incurred in providing the services required under the contract).  The use of the percentage-of-completion method depends on the ability to make reasonable dependable estimates and the fact that circumstances may necessitate frequent revision of estimates does not indicate that the estimates are unreliable for the purpose for which they are used.

As a result of our revenue recognition policies and the billing provisions contained in our contracts, the timing of customer billings may differ from the timing of recognizing revenue. Amounts invoiced to customers in excess of revenue recognized are reflected on the balance sheet as deferred revenue. We recorded approximately $1.4 million and $0.5 million as deferred revenue as of December 31, 2012 and 2011. Amounts recognized as revenue in excess of amounts billed to customers are reflected on the balance sheet as unbilled accounts receivable.

We analyze each cost reimbursable grant to determine whether we should report such reimbursements as revenue or as an offset to our expenses incurred.  For the years ended December 31, 2012, 2011 and 2010, we recorded approximately $1.1 million, $0.7 million and $2.9 million, respectively, of costs reimbursed by the government as a reduction of research and development expenses. Included in the 2010 grants was approximately $0.9 million in therapeutic discovery tax grants, which was offset against research and development expense in 2010.

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

Research and Development

Research and development costs are expensed as incurred; advance payments are deferred and expensed as performance occurs.  Research and development costs include salaries, facilities expense, overhead expenses, material and supplies, pre-clinical expense, clinical trials and related clinical manufacturing expenses, share-based compensation expense, contract services and other outside services.

Share-Based Compensation

We expense the estimated fair value of share-based awards granted to employees under our stock compensation plans.  The fair value of stock options is determined at the grant date using an option pricing model.  We have estimated the fair value of each stock option award using the Black-Scholes option pricing model.  The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of our stock price. The value of the award that is ultimately expected to vest is recognized as expense on a straight line basis over the employee’s requisite service period.

The fair value of restricted stock grants is determined based on the closing price of our common stock on the award date and is recognized as expense ratably over the requisite service period.

Employee share-based compensation expense in 2012, 2011 and 2010 is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures at a rate of 12%.

Share-based compensation expense for 2012, 2011 and 2010 is as follows:

	Year ended December 31,
	2012	2011	2010

Research and development	$518,375	$754,554	$1,008,368
General and administrative	1,375,724	1,811,407	1,504,791
Total share-based compensation expense	$1,894,099	$2,565,961	$2,513,159

During 2012, we granted 852,139 options to employees and non-employee directors and made no restricted stock grants.  At December 31, 2012, we had total unrecognized share-based compensation expense related to unvested awards of options and restricted shares of approximately $2.3 million, net of estimated forfeitures, which we expect to recognize as expense over a weighted-average period of 2.36 years.

During the years ended December 31, 2012, 2011 and 2010, we received $38,984, $118,309 and $56,208 from stock options exercised, respectively.

Income Taxes

We account for income taxes using the asset and liability approach, which requires the recognition of future tax benefits or liabilities on the temporary differences between the financial reporting and tax bases of our assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. We also recognize a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. Our policy is to recognize interest and penalties on uncertain tax positions as a component of income tax expense. As of December 31, 2012 and 2011, we had recognized a full valuation allowance since the likelihood of realization of our tax deferred assets does not meet the more likely than not threshold.

For the year ended December 31, 2012, we incurred income tax expense of approximately $0.2 million relating exclusively to the generation of a deferred tax liability associated with the amortization of goodwill, which is included as a component of other long-term liabilities on our consolidated balance sheets. There was no income tax expense for the periods ended December 31, 2011 or 2010.

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

For the periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses.  Approximately 11.9 million, 12.0 million and 10.7 million potential dilutive shares have been excluded in the calculation of diluted net loss per share in 2012, 2011 and 2010, respectively, because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

Effective January 1, 2012, the Company adopted ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). As a result, the Company now presents comprehensive income (loss) in its consolidated financial statements as a single financial statement. The adoption of ASU 2011-05 did not affect the Company’s consolidated results of operations, financial position, or liquidity.

Effective January 1, 2012, the Company adopted ASU 2011-04, Fair Value Measurement (Topic 820) (“ASU 2011-04”), which contains amendments to achieve common fair value measurement and disclosures in U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 explains how to measure fair value for financial reporting. The guidance does not require fair value measurements in addition to those already required or permitted by other Topics. The adoption of ASU 2011-04 did not have any effect on the Company’s condensed consolidated results of operations, financial position or liquidity.

Effective January 1, 2012, the Company adopted ASU 2011-08, Intangibles-Goodwill and Other (Topic 350) (ASU 2011-08). Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit is less than its carrying amount, then a second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The adoption of ASU 2011-08 did not have a material effect on our results of operations, financial position or cash flows.

In, February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoptions of ASU 2013-02 will not have a material effect on the Company’s results of operation, financial position or cash flows.

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

We have segregated our financial assets and liabilities that are measured at fair value into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.  We have no non-financial assets and liabilities that are measured at fair value at December 31, 2012 and 2011.

	As of December 31, 2012
	Level 1	Level 2	Level 3	Balance

Liabilities
Derivatives instruments	$-	$-	$1,295,613	$1,295,613

	As of December 31, 2011
	Level 1	Level 2	Level 3	Balance

Liabilities
Derivatives instruments	$-	$-	$1,886,652	$1,886,652

The following table sets forth a summary of changes in the fair value of our Level 3 liabilities for the years ended December 31, 2012, 2011 and 2010:

Description	Balance as of December 31, 2011	New Liabilities	Unrealized (Gains)	Balance as of December 31, 2012

Stock purchase warrants	$1,886,652	-	$(591,039)	$1,295,613

Description	Balance as of December 31, 2010	New Liabilities 2011	Unrealized (Gains)	Balance as of December 31, 2011

Stock purchase warrants	$8,362,995	$668,640	$(7,144,983)	$1,886,652

Description	Balance as of December 31, 2009	New Liabilities 2010	Unrealized Losses	Balance as of December 31, 2010

Stock purchase warrants	$835,299	$2,070,146	$5,457,550	$8,362,995

At December 31, 2012 and 2011 derivative liabilities are comprised of 2,899,991 warrants to purchase common stock. The warrants are considered to be derivative liabilities due to the presence of net settlement features and, as a result, are recorded at fair value at each balance sheet date.  The fair value of our warrants is determined based on the Black-Scholes option pricing model.  Use of the Black-Scholes option-pricing model requires the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends.  Changes in any of the assumptions related to the unobservable inputs identified above may change the stock purchase warrants’ fair value; increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in the unobservable inputs generally result in decreases in fair value. Gains and losses on the fair value adjustments for these derivative instruments are classified in other income (expense) as the change in fair value of derivative instruments in our consolidated statements of operations.  The $0.6 million unrealized gains on the change in the market value of derivative instruments during the year ended December 31, 2012 is due primarily to the change in the closing price of our stock, which was $1.27 per share as of December 30, 2011 and $1.12 per share as of December 31, 2012. The $7.1 million unrealized gains on the change in the market value of derivative instruments during the year ended December 31, 2011 is due primarily to the change in the closing price of our stock, which was $4.23 per share as of December 31, 2010 and $1.27 per share as of December 31, 2011. The $5.5 million unrealized loss on the change in the market value of derivative instruments during the year ended December 31, 2010 is due primarily to the unrecognized losses on the new derivative liabilities issued during 2010 and the change in the closing price of our stock from their date of issuance to $4.23 per share as of December 31, 2010.

Quantitative Information about Level 3 Fair Value Measurements
Fair Value at 12/31/2012	Valuation Technique	Unobservable Inputs
$1,295,613	Black-Scholes option pricing model	Expected term
Expected dividends
Anticipated volatility

As of December 31, 2012 and 2011 the Company had no assets or liabilities that were measured at fair value on a non-recurring basis.

The fair value of long-term debt approximates its face value at December 31, 2012, which was $2.5 million.

Note 4 - Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2012	2011

Leasehold improvements	$758,126	$758,126
Furniture and office equipment	234,018	234,018
Computer and other equipment	1,397,012	1,409,580
	2,389,156	2,401,724
Less accumulated depreciation	(1,905,180)	(1,613,058)
Property and equipment, net	$483,976	$788,666

Depreciation expense for the years ended December 31, 2012 and 2011 was $0.3 million, $0.5 million, respectively. Depreciation and amortization expense for the year ended December 31, 2010 was $5.7 million. The Company recorded an impairment charge in 2010 of approximately $3.8 million associated with the closing of the Canadian operation upon the expiration of the Protexia® contract and of certain patents of approximately $0.8 million. These charges are included in depreciation and amortization in the accompanying 2010 consolidated statement of operations.

Note 5 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2012	2011
Accrued development expenses	$1,716,557	$1,479,105
Accrued professional services	365,680	423,756
Accrued employee payroll and related expenses	189,746	752,469
Other	56,894	-
Accrued expenses and other liabilities	$2,328,877	$2,655,330

Note 6 – Debt

Term Loan and Revolving Line of Credit

On March 30, 2012, we entered into a Loan Agreement with GE Capital. The Loan Agreement provides for a senior secured debt facility including a $2.5 million term loan and a revolving line of credit of up to $5 million based on our outstanding qualified accounts receivable.  On March 30, 2012, the term loan was funded for an aggregate amount of $2.5 million.

Under the terms of the revolving line of credit, the Company may draw down from the revolving line of credit up to 85% of qualified billed accounts receivable and 80% of qualified unbilled accounts receivable. As of December 31, 2012, the total amount available to draw was approximately $2.9 million, of which $1.3 million was drawn and outstanding.

The fixed interest rate on the term loan is 10.14% per annum. The revolving line of credit has an adjustable interest rate based upon the 3-month London Interbank Offered Rate (LIBOR), with a floor of 1.5%, plus 5%. As of December 31, 2012, the interest rate was 6.5%.  Both the term loan and the revolving line of credit mature in September 2015.  Payments on the term loan were originally interest-only for the first 10 months, which has since been extended to 12 months pursuant to terms of the agreement. Subsequently, the term loan will fully amortize over its remaining term as of December 31, 2012. Principal payments on the term loan are scheduled as follows:

Year	Principal Payments
2013	$749,997
2014	999,996
2015	750,007
$2,500,000

The term loan is recorded on the 2012 consolidated balance sheet, net of debt discount, as follows:

Current portion of long-term debt	$749,997
Long-term debt, less current portion	$1,704,108

If we prepay the term loan and terminate the revolving line of credit prior to the scheduled maturity date, we are obligated to pay a prepayment premium equal to 3% of the then outstanding principal amount of the term loan if prepaid during the first two years of the loan and 2% if prepaid during the third year or thereafter. In addition, we are obligated to pay a final payment fee of 3% of the term loan balance. The final payment fee is being accrued and expensed over the term of the agreement, using the effective interest method and is included in other long-term liabilities on the consolidated balance sheet.

Our obligations under the Loan Agreement are collateralized by a security interest in substantially all of our assets. While the security interest does not, except in limited circumstances, cover our intellectual property, it does cover any proceeds received by us from the use or sale of our intellectual property.

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

In connection with the Loan Agreement, we issued GE Capital warrants to purchase 46,584 shares of the Company’s common stock at an exercise price of $1.61 per share, The warrants are exercisable immediately and subject to customary and standard anti-dilution adjustments. The warrants are classified in equity and, as a result, the fair value of the warrants was charged to additional paid-in capital resulting in a debt discount at the date of issuance. The debt discount is being amortized over the term of the loan agreement using the effective interest method. Financing costs incurred in connection with this agreement are also being amortized over the term of the agreement using the effective interest method.

The fair value of the long-term term loan approximates its face value at December 31, 2012, which was approximately $2.5 million.

Convertible Notes

In July 2009, we issued approximately $19.3 million of convertible notes (“Convertible Notes”) and stock purchase warrants to investors in a private placement.

In November 2010, holders of Convertible Notes in the aggregate principal amount (plus accrued interest) of approximately $17.0 million converted their notes into approximately 6.7 million shares of common stock (at the stated conversion price of $2.54 per share) pursuant to an early conversion offer we made to all holders.  During the fourth quarter of 2010, we expensed approximately $1.1 million related to the early conversion offer.   After we issued a redemption (call) notice in November 2010, holders of additional Convertible Notes in the aggregate principal amount (plus accrued interest) of approximately $4.8 million converted their notes into approximately 1.9 million shares.  Convertible Notes with principal plus accrued interest of approximately $11,000 were not converted, and as a result of the redemption notice, we paid the holder in cash to satisfy our obligations under such note on the redemption date.

We incurred approximately $5.8 million of interest expense related to the Convertible Notes in 2010.

Note 7 - Commitments and Contingencies

Leases

We lease our offices in Maryland under a 10 year operating lease, which commenced on May 1, 2007.   We also lease offices in North Carolina with the lease term expiring in September 2013. Remaining annual minimum payments for these two leases are as follows:

Year	Lease Payments
2013	$809,400
2014	$797,700
2015	$821,600
2016	$846,200
2017	$356,900

For each of the years ended December 31, 2012, 2011 and 2010 total rent expense under operating lease agreements approximated $0.8 million, $0.8 million and $1.0 million, respectively.

License Agreements

In connection with an acquisition in 2008, we acquired license agreements with The Defence Science and Technology Laboratory of the United Kingdom Ministry of Defence (“DSTL”) for the rights to certain technologies.  These agreements allow for the licensing of certain patents and technology necessary to perform development of the rPA vaccine program as required under the Company’s government contracts.  Upon commercialization, the license agreements require that PharmAthene make royalty payments equal to a specified percentage of future sales of products for both government procurement and commercial markets.  No royalty payments on these licenses have been incurred.

In 2012 we entered into a commercial licensing agreement allowing for the licensing of certain patent and other intellectual property rights from a research company related to BChE.  The agreement includes certain annual maintenance and other development milestone payments.  Upon commercialization, the license agreement requires royalty payments equal to a specified percentage of future sales of products for both government procurement and commercial market sales subject to the license through the expiration of the licensed patents.  No maintenance or milestone payments were incurred in 2012.

SIGA Litigation

In December 2006, we filed a complaint against SIGA Technologies, Inc. (“SIGA”) in the Delaware Court of Chancery.  The complaint alleged, among other things, that we have the right to license exclusively development and marketing rights for SIGA’s drug candidate, Arestvyr™ (Tecovirimat), pursuant to a merger agreement between the parties that was terminated in 2006.  The complaint also alleged that SIGA failed to negotiate in good faith the terms of such a license pursuant to the terminated merger agreement.

In September 2011, the Court issued an opinion in the case finding that SIGA had breached certain contractual obligations to us and upholding our claims of promissory estoppel.  The Court awarded us the right to receive 50% of all net profits (as defined in the court’s final judgment) related to the sale of Arestvyr™ and related products for 10 years following initial commercial sale of the drug once SIGA earns $40 million in net profits from the sale of Arestvyr™ and related products.  The Court also awarded us one-third of our reasonable attorney's fees and expert witness fees, which amounts to approximately $2.4 million plus interest. In May 2012, the Court issued its final judgment. SIGA has appealed aspects of the decision to the Delaware Supreme Court. In response, we cross-appealed other aspects of the decision. In January 2013, the Delaware Supreme Court heard oral argument in the case.

We can provide no assurances that SIGA will not prevail on its appeal, that we will be successful in our appeal, and that the Delaware Supreme Court will not overturn the trial court’s decision awarding us a 10 year 50% net profit of the sales of Arestvyr™ and related products (once SIGA retains the first $40 million in net profit). We have not yet recorded any amount due from SIGA in relation to this case.

Vendor litigation

One of our vendors mishandled the storage of certain biological materials. While we have recently been engaged in discussions with the vendor to address our concerns, so far we have not come to agreement. The vendor recently filed suit against us in Delaware state court seeking a declaration that they are not liable for damages and seeking damages from us for allegedly not maintaining the required amount and type of insurance. We filed suit against the vendor in Maryland state court seeking damages related to the loss of the property. We believe we did maintain the appropriate amount and type of insurance, that in no event did we harm the vendor, and thus their damages claim is without merit . We plan to vigorously defend against their claims while pursuing our own.

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

Under the terms of the convertible notes, which were converted or extinguished in 2010, if after the 2nd consecutive business day (other than during an allowable blackout period) on which sales of all of the securities required to be included on the registration statement cannot be made pursuant to the registration statement (a “Maintenance Failure”), we will be required to pay to each selling stockholder a one-time payment of 1.0% of the aggregate principal amount of the convertible notes relating to the affected shares on the initial day of a Maintenance Failure. Our total maximum obligation under this provision at December 31, 2012, would be approximately $0.2 million.

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

Note 8 - Stockholders’ Equity

Common Stock

In April 2010, we completed a public offering of 1,666,668 shares of our common stock at $1.50 per share and warrants to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $1.89 per share, generating gross proceeds of approximately $2.5 million. The warrants became exercisable on October 13, 2010 and expire on October 13, 2015 and are classified as derivative instruments. Placement fees of approximately $175,000 and legal and other fees of approximately $140,000 were incurred in connection with this transaction.

In July 2010, we completed a public offering of 2,785,714 shares of our common stock at $1.40 per share and warrants to purchase an aggregate of 1,323,214 shares of our common stock at an exercise price of $1.63 per share, generating gross proceeds of approximately $3.9 million. The warrants became exercisable on January 23, 2011 and expire on January 23, 2017 and are classified as derivative instruments. Placement fees of approximately $260,000 and legal and other fees of approximately $145,000 were incurred in connection with this transaction.

In November 2010, we completed an underwritten public offering of 4,945,000 shares of our common stock at a price to the public of $3.50 per share, generating gross proceeds of approximately $17.3 million. We incurred offering expenses of approximately $1.0 million and legal and other fees of approximately $0.4 million in connection with this transaction.

In June 2011, we completed a public offering of 1,857,143 shares of common stock at $3.50 per share inclusive of warrants to purchase up to an additional 371,423 shares of common stock. The warrants are exercisable immediately at an exercise price of $3.50 per share until the fifth anniversary of the date of issuance which is June 15, 2016. The warrants are classified as derivative instruments because they include net settlement provisions.  We received gross proceeds of approximately $6.5 million and net proceeds of approximately $5.1 million for stock and $0.7 million for derivative instruments.

Long-Term Incentive Compensation Plan

In 2007, the Company’s stockholders approved the 2007 Long-Term Incentive Compensation Plan (the “2007 Plan”) which provides for the granting of incentive and non-qualified stock options, stock appreciation rights, performance units, restricted common awards and performance bonuses (collectively “awards”)  to Company officers and employees.  Additionally, the 2007 Plan authorizes the granting of non-qualified stock options and restricted stock awards to Company directors and to independent consultants.

In 2008, the Company’s shareholders approved amendments to the 2007 Plan, increasing from 3.5 million shares to 4.6 million shares the maximum number of shares authorized for issuance under the plan and adding an evergreen provision pursuant to which the number of shares authorized for issuance under the plan will increase automatically in each year, beginning in 2009 and continuing through 2015, according to certain limits set forth in the 2007 Plan.  At December 31, 2012, there are approximately 8.2 million shares approved for issuance under the 2007 plan, of which approximately 1.3 million shares are available to be issued. The Board of Directors in conjunction with management determines who receives awards, the vesting conditions and the exercise price.  Options may have a maximum term of ten years.

The following tables summarize the activity of the 2007 Plan for options:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Options
Outstanding January 1, 2010	4,913,366	$3.88	8.1
Granted	2,722,131	2.50
Exercised	(22,316)	2.56
Forfeited	(2,273,768)	3.89
Outstanding, December 31, 2010	5,339,413	$3.18	8.3
Granted	1,934,566	1.71
Exercised	(44,464)	2.66
Forfeited	(936,533)	3.07
Outstanding, December 31, 2011	6,292,982	$2.74	8.0
Granted	852,139	1.22
Exercised	(31,474)	1.24
Forfeited	(888,035)	2.91
Outstanding, December 31, 2012	6,225,612	$2.52	7.4

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Exercisable, December 31, 2012	4,044,636	$2.86	6.6
Vested and expected to vest, December 31, 2012	5,963,894	$2.55	7.3

The aggregate intrinsic value is calculated as the difference between (i) the closing price of the common stock at December 31, 2012 and (ii) the exercise price of the underlying awards, multiplied by the number of options that had an exercise price less than the closing price on the last trading day. Our outstanding and exercisable options had no aggregate intrinsic value as of December 31, 2012, as the exercise price of all outstanding and exercisable options was below the closing price of the common stock at December 31, 2012.

At December 31, 2012, total compensation costs for unvested stock option awards outstanding approximated $2.2 million, net of estimated forfeitures, which we expect to recognize as stock compensation expense over a weighted average period of 2.37 years.

Valuation assumptions used to determine fair value of share-based compensation

The weighted–average grant date fair value for options granted in 2012, 2011 and 2010 approximated $0.86, $1.17 and $1.88, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $9,067, $34,935 and $29,319, respectively. The total fair value of awards vested during 2012, 2011 and 2010 was $2,071,649, $2,259,625 and $2,300,053, respectively. The fair value for the 2012, 2011 and 2010 awards were estimated at the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	December 31,
	2012	2011	2010
Weighted-average volatility	86%	83%	87%
Risk-free rate	0.79% - 1.18%	0.79% - 2.79%	0.28% - 3.2%
Expected annual dividend yield	-	-	-
Expected weighted-average life, in years	5.9	5.9	6.0

 The valuation assumptions were determined as follows:

•	Weighted average volatility: We determine expected volatility by using our historical volatility weighted 50% and the average historical volatility from comparable public companies with an expected term consistent with the expected term of our options weighted 50%.

•	Risk-free interest rate: The yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term of the award.

•	Expected annual dividend yield: The estimate for annual dividends is zero because we have not historically paid a dividend and do not intend to do so in the foreseeable future.

•	Expected life: The expected term of the awards represents the period of time that the awards are expected to be outstanding. The Company estimated the expected term using the “simplified-method” as it does not have sufficient historical exercise data to provide a reasonable estimate.

The following table summarizes the activity of the 2007 plan for restricted shares:

	Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Restricted Shares
Outstanding January 1, 2010	305,316	$3.36	$598,419
Granted	35,000	2.67
Vested	(101,899)	3.29
Forfeited	(127,286)	3.95
Outstanding, December 31, 2010	111,131	$2.92	$470,084
Granted	145,000	1.43
Vested	(123,066)	2.59
Forfeited	(9,168)	2.46
Outstanding, December 31, 2011	123,897	$1.53	$157,349
Granted	-	-
Vested	(110,564)	1.53
Forfeited	-	-
Outstanding, December 31, 2012	13,333	$1.59	$14,933

Warrants

At December 31, 2012 and 2011 there were warrants outstanding to purchase 5,620,128 and 5,573,544 shares of our common stock, respectively. At December 31, 2010, there were warrants outstanding to purchase 5,202,121 shares of our common stock (of which 1,323,214 were not exercisable until January 2011). The warrants outstanding as of December 31, 2012 were as follows:

Number of Common Shares Underlying Warrants		Issue Date/Exercisable Date	Exercise Price	Expiration Date
100,778	(1)	Mar-07 / Mar-07	$3.97	Mar-17
705,354	(2)	Mar-09 / Sep-09	$3.00	Sep-14
2,572,775	(1)	Jul-09 / Jan-10	$2.50	Jan-15
500,000	(2)	Apr-10 / Oct-10	$1.89	Oct-15
1,323,214	(2)	Jul-10 / Jan-11	$1.63	Jan-17
371,423	(2)	Jun-11 / Jun-11	$3.50	Jun-16
46,584	(1)	Mar-12 / Mar-12	$1.61	Mar-22
5,620,128

(1)	These warrants to purchase common stock are classified as equity.

(2)	These warrants to purchase common stock are classified as derivative liabilities. The fair value of these liabilities (see note 4) is remeasured at the end of every reporting period and the change in fair value is reported in the consolidated statements of operations as other income (expense).

Note 9 - Income Taxes

The actual income tax provision differs from the expected income tax provision computed at the federal statutory rate as follows:

	December 31,
	2012	2011	2010

Statutory federal tax benefit	$(1,604,648)	$(1,291,175)	$(11,848,754)
State income tax, net of federal benefit	(19,918)	(232,489)	(1,284,265)
Other permanent differences	4,975	22,101	607,981
Foreign rate differential	(80,292)	(50,173)	2,492,478
Rate change	388,656	-	-
Lobbying costs	122,204	-	-
Write-off of expired/forfeited options and conversion of notes	193,605	391,826	3,071,189
Canada transfer pricing and expiring attributes	-	(8,965,832)	-
Expiration (reversal of expiration) of net operating losses	-	(4,745,271)	5,053,927
Other	1,393,366	732,322	309,840
Subtotal	397,948	(14,138,691)	(1,597,604)
Decrease (increase) in valuation allowance	(202,451)	14,138,691	1,597,604
Income tax expense	$195,497	$-	$-

Our net deferred tax assets consisted of the following:

	December 31,
	2012	2011

Net operating loss carry forwards	$58,334,073	$62,873,360
Fixed assets/intangibles	114,826	49,389
Research and development credits/loss carry forwards	3,278,995	3,291,651
Stock based compensation	3,047,573	2,611,770
Accrued expenses and other	2,789,776	1,368,036
Total deferred tax assets	67,565,243	70,194,206

Deferred tax liabilities:
Intercompany bad debt	(3,978,944)	(6,209,959)
Total deferred tax liabilities	(3,978,944)	(6,209,959)
Net deferred tax assets	63,586,299	63,984,247
Less: valuation allowance	(63,781,796)	(63,984,247)
Net deferred tax assets	$(195,497)	$-

For the years ended December 31, 2012 and 2011, we increased the valuation allowance to fully reserve for the value of deferred tax assets. Due to continued operating losses, there is no indication that it is more likely than not that we will be able to utilize our deferred tax assets. As such, there have been no recoveries of previously recorded valuation allowances in 2012 or 2011.

The U.S. federal net operating loss carry forwards of approximately $134.3 million will begin to expire in various years beginning in 2021.  Under Section 382 of the U.S. Internal Revenue Code, the Company’s net operating loss carry forwards may be limited due to underlying ownership of its common stock.  The Canadian federal net operating loss carry forwards of approximately $3.6 million will begin to expire in 2030.  The Quebec Provincial net operating loss carry forwards of approximately $3.6 million will begin to expire in 2030. The UK net operating loss carry forwards of approximately $19.6 million have an unlimited life.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax asset will not be realized.  The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carry forwards are available.  We consider projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by us in making this assessment on a jurisdiction-by-jurisdiction basis.  Based upon these factors, we have established a full valuation allowance against the net deferred tax asset in 2012, consistent with 2011. The Company has a deferred tax liability related to tax deductible goodwill. The scheduled reversal of this deferred tax liability is not determinable. As such, that deferred tax liability cannot be used as a source of future taxable income with which to realize the deferred tax assets. The cumulative amount of this deferred tax liability is $195,497.

We have analyzed tax positions in all jurisdictions where the Company is required to file an income tax return and have concluded that we do not have any material unrecognized tax benefits.  As such, we believe that any of our uncertain tax positions would not result in adjustments to our effective income tax rate.

Note 10 – Supplemental Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2012 and 2011 is presented in the following tables:

	Three months ended
	March 31,	June 30,	September 30,	December 31,
Fiscal year 2012
Revenue	$6,149,052	$6,316,998	$6,696,126	$6,013,711
Loss from operations	(1,590,696)	(1,458,204)	(1,790,377)	(1,427,113)
Net loss	(2,679,888)	(756,543)	(213,936)	(1,269,748)
Net loss per share, basic	(0.06)	(0.02)	0.00	(0.03)
Net loss per share, diluted	(0.06)	(0.02)	0.00	(0.03)
Fiscal year 2011
Revenue	$6,337,722	$6,428,840	$5,260,057	$6,239,655
Loss from operations	(4,539,935)	(3,081,320)	(3,021,914)	(1,082,562)
Net (loss) income	(2,075,657)	(2,437,613)	(33,496)	749,193
Net (loss) income per share, basic	(0.04)	(0.05)	0.00	0.02
Net (loss) income per share, diluted	(0.04)	(0.05)	0.00	0.02

