Form 10-Q
period 2013-03-31
PHARMATHENE, INC
filed 2013-05-08
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:    The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of May 2, 2013 was 49,460,686.

PHARMATHENE, INC.

Item 1.  Financial Statements

PHARMATHENE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (Unaudited)	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$12,873,411	$12,701,517
Accounts receivable (billed)	1,865,916	2,432,641
Unbilled accounts receivable	3,713,797	4,114,442
Prepaid expenses and other current assets	614,388	547,245
Total current assets	19,067,512	19,795,845

Property and equipment, net	456,842	483,976
Other long-term assets and deferred costs	99,578	113,130
Goodwill	2,348,453	2,348,453
Total assets	$21,972,385	$22,741,404

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,289,627	$1,697,280
Accrued expenses and other liabilities	3,294,315	2,328,877
Deferred revenue	874,404	1,381,755
Current portion of long-term debt	999,996	749,997
Short-term debt	1,329,233	1,330,507
Total current liabilities	7,787,575	7,488,416

Other long-term liabilities	580,238	579,427
Long-term debt, less current portion	1,460,417	1,704,108
Derivative instruments	2,201,390	1,295,613
Total liabilities	12,029,620	11,067,564

Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 48,416,483 and 48,352,651 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	4,842	4,835
Additional paid-in-capital	210,877,892	210,495,905
Accumulated other comprehensive loss	(219,012)	(217,328)
Accumulated deficit	(200,720,957)	(198,609,572)
Total stockholders' equity	9,942,765	11,673,840
Total liabilities and stockholders' equity	$21,972,385	$22,741,404

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2013	2012

Contract revenue	$6,475,138	$6,149,052

Operating expenses:
Research and development	5,233,475	4,705,357
General and administrative	2,279,795	2,948,481
Depreciation and amortization	52,602	85,910
Total operating expenses	7,565,872	7,739,748

Loss from operations	(1,090,734)	(1,590,696)
Other income (expense):
Interest income	783	2,988
Interest expense	(99,791)	(3,028)
Other income (expense)	(6,123)	52,915
Change in fair value of derivative instruments	(905,777)	(991,662)
Total other income (expense)	(1,010,908)	(938,787)

Net loss before income taxes	(2,101,642)	(2,529,483)

Income tax expense	(9,743)	(150,405)

Net loss	$(2,111,385)	$(2,679,888)

Basic and diluted net loss per share	$(0.04)	$(0.06)
Weighted average shares used in calculation of basic and diluted net loss per share	48,359,181	48,269,894

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

2

PHARMATHENE, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

	Three months ended March 31,
	2013	2012

Net Loss	$(2,111,385)	$(2,679,888)

Other comprehensive income (loss):
Foreign currency translation adjustment	(1,684)	13,369

Comprehensive loss	$(2,113,069)	$(2,666,519)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2013	2012

Operating activities
Net loss	$(2,111,385)	$(2,679,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative instruments	905,777	991,662
Depreciation and amortization expense	52,602	85,910
Gain on the disposal of property and equipment	-	(66,626)
Deferred income tax expenses	9,743	150,405
Non-cash interest expense	32,431	-
Share-based compensation expense	328,581	548,664
Changes in operating assets and liabilities:
Accounts receivable	566,725	3,278,062
Unbilled accounts receivable	400,645	(1,254,867)
Prepaid expenses and other current assets	39,486	137,362
Accounts payable	(407,653)	(35,280)
Accrued expenses and other liabilities	950,800	131,338
Deferred revenue	(507,351)	(495,372)
Net cash provided by operating activities	260,401	791,370

Investing activities
Purchase of property and equipment	(25,468)	-
Proceeds from the sale of property and equipment	-	67,400
Net cash provided (used) by investing activities	(25,468)	67,400

Financing activities
Proceeds from issuance of long-term debt	-	2,500,000
Net (repayment of) proceeds from revolving credit agreement	(1,274)	857,808
Deferred financing costs	-	(220,234)
Controlled equity offering issuance costs	(112,500)	-
Change in restricted cash requirements	-	100,000

Proceeds from issuance of common stock	53,413	-
Other	-	(32,960)
Net cash (used) provided by financing activities	(60,361)	3,204,614
Effects of exchange rates on cash	(2,678)	4,034
Increases in cash and cash equivalents	171,894	4,067,418
Cash and cash equivalents, at beginning of period	12,701,517	11,236,771
Cash and cash equivalents, at end of period	$12,873,411	$15,304,189

Supplemental disclosure of cash flow information
Cash paid for interest	$67,360	$3,028
Noncash financing activities
Value of warrants issued to lender in connection with loan	$-	$69,876

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

Our unaudited condensed consolidated financial statements include the accounts of PharmAthene, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows.  The unaudited condensed consolidated balance sheet at December 31, 2012 has been derived from audited consolidated financial statements at that date.  The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year.   Certain information and footnote disclosure normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission. We currently operate in one business segment.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Our unaudited condensed consolidated financial statements include significant estimates for the expected economic life and value of our intangible assets, the amount of our net operating losses, our share-based compensation, the value of our financial instruments, among other things. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Foreign Currency Translation

The functional currency of our wholly owned foreign subsidiaries is their local currency.  Assets and liabilities of our foreign subsidiaries are translated into United States dollars based on exchange rates at the end of the reporting period.  Income and expense items are translated at the weighted average exchange rates prevailing during the reporting period.  Translation adjustments for subsidiaries that have not been sold, substantially liquidated or otherwise disposed of, are accumulated in other comprehensive income (loss), a component of stockholders’ equity.  Foreign currency translation adjustments are the sole component of accumulated other comprehensive loss at March 31, 2013 and December 31, 2012. Transaction gains or losses are included in the determination of net loss.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at market value.  We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Revolving Line of Credit and Term Loan

As discussed further in Note 6, we entered into a loan agreement with General Electric Capital Corporation (“GE Capital”) in March 2012. As part of that agreement, we issued stock purchase warrants to GE Capital that expire in March 2022. The fair value of the warrants was charged to additional paid-in-capital, resulting in a debt discount to the Term Loan at the date of issuance. The debt discount and the financing costs, incurred in connections with the agreement, are being amortized over the term of the loan using the effective interest method. The amortization of both the debt discount and deferred financing costs are included in interest expense in the unaudited condensed consolidated statements of operations.

Significant Customers and Accounts Receivable

Our primary customers are the U.S. Department of Defense (the “DoD”) - Chemical Biological Medical Systems (“CBMS”), and the Biomedical Advanced Research and Development Authority (“BARDA”). As of March 31, 2013 and December 31, 2012, the Company’s trade receivable and unbilled receivable balances were comprised solely of receivables from CBMS and BARDA.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net identifiable assets associated with acquisitions. We review the recoverability of goodwill annually as of December 31st by comparing our market value (as measured by our stock price multiplied by the number of outstanding shares as of the end of the year) to the net book value of our equity. If our market value exceeds our net book value, no further analysis is required. Changes in our business strategy or adverse changes in market conditions could impact the impairment analyses and require the recognition of an impairment charge equal to the excess of the carrying value over its estimated fair value. We completed our last annual impairment assessment of goodwill as of December 31, 2012 and determined that there was no impairment as of that date.

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

We analyze each cost reimbursable grant to determine whether we should report such reimbursements as revenue or as an offset to our expenses incurred. For the three months ended March 31, 2013 and 2012, we recorded approximately $0.02 million and $0.5 million, respectively, of costs reimbursed by the government as an offset to research and development expenses.

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

Employee share-based compensation expense recognized in the three months ended March 31, 2013 and 2012 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of approximately 12%, based on historical forfeitures.

Share-based compensation expense for the three months ended March 31, 2013 and 2012 was:

	Three months ended March 31,
	2013	2012

Research and development	$88,634	$117,067
General and administrative	239,947	431,597
Total share-based compensation expense	$328,581	$548,664

During the three months ended March 31, 2013, we granted 60,000 options to employees and consultants and made no restricted stock grants.  During the three months ended March 31, 2012, we granted 15,948 options to employees and made no restricted stock grants.  At March 31, 2013, we had total unrecognized share-based compensation expense related to unvested awards of approximately $2.0 million net of estimated forfeitures, which we expect to recognize as expense over a weighted-average period of 2.25 years.

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

Income tax expense was $9,743 and $150,405 during the three months ended March 31, 2013 and 2012, respectively. Income tax expense is a result of the difference between the treatment of goodwill for income tax purposes and for U.S. GAAP, resulting in a deferred tax liability, which cannot offset deferred tax assets. This deferred tax liability is included in our condensed consolidated balance sheet in other long-term liabilities.

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

For the periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses. A total of approximately 11.6 million and 11.5 million potential dilutive securities have been excluded in the calculation of diluted net loss per share in the three months ended March 31, 2013 and 2012, respectively, because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

We have evaluated all Accounting Standards Updates through the date the unaudited condensed consolidated financial statements were issued and believe the adoption of these will not have a material impact on our results of operations, financial position, or cash flows.

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

We have segregated our financial assets and liabilities that are measured at fair value into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.  We have no non-financial assets and liabilities that are measured at fair value on a recurring basis.  As of March 31, 2013 and 2012 we had Level 3 derivative liabilities of approximately $2.2 million and $2.9 million, respectively.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2013
	Level 1	Level 2	Level 3	Balance
Liabilities
Derivatives instruments	$-	$-	$2,201,390	$2,201,390

	As of December 31, 2012
	Level 1	Level 2	Level 3	Balance
Liabilities
Derivatives instruments	$-	$-	$1,295,613	$1,295,613

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2013:

Description	Balance as of December 31, 2012	Unrealized Losses	Balance as of March 31, 2013

Derivative liabilities related to stock purchase warrants	$1,295,613	$905,777	$2,201,390

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2012:

Description	Balance as of December 31, 2011	Unrealized Losses	Balance as of March 31, 2012

Derivative liabilities related to stock purchase warrants	$1,886,652	$991,662	$2,878,314

At March 31, 2013 and 2012, derivative liabilities are comprised of warrants to purchase 2,899,991 shares of common stock. The warrants are considered to be derivative liabilities due to the presence of net settlement features and, as a result, are recorded at fair value at each balance sheet date, with changes in fair value recorded in the unaudited condensed consolidated statements of operations.  The fair value of our warrants is determined based on the Black-Scholes option pricing model.  Use of the Black-Scholes option pricing model requires the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends.

Quantitative Information about Level 3 Fair Value Measurements
Fair Value at 3/31/2013	Valuation Technique	Unobservable Inputs
$2,201,390	Black-Scholes option pricing model	Expected term
Expected dividends
Anticipated volatility

Changes in any of the assumptions related to the unobservable inputs identified above may change the stock purchase warrants’ fair value; increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in the unobservable inputs generally result in decreases in fair value. Gains and losses on the fair value adjustments for these derivative instruments are classified in other expenses as the change in fair value of derivative instruments in our unaudited condensed consolidated statements of operations.  The $0.9 million change in the market value of derivative instruments during the three-month period ended March 31, 2013 is due primarily to the change in the closing price of PharmAthene stock, which was $1.12 per share as of December 31, 2012 and $1.70 per share as of March 28, 2013. The $1.0 million change in the market value of derivative instruments during the three-month period ended March 31, 2012 is due primarily to the change in the closing price of PharmAthene stock, which was $1.27 per share as of December 30, 2011 and $1.77 per share as of March 30, 2012.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company measures its long-lived assets, including, property and equipment and goodwill, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. (see Note 2). As of March 31, 2013, the Company had no other assets or liabilities that were measured at fair value on a nonrecurring basis.

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

Vendor Litigation

One of our vendors mishandled the storage of certain biological materials. While we have been engaged in discussions with the vendor to address our concerns, so far we have not come to agreement. The vendor filed suit against us in Delaware state court seeking a declaration that they are not liable for damages and seeking damages from us for allegedly not maintaining the required amount and type of insurance. We filed suit against the vendor in Maryland state court seeking damages related to the loss of the property. We believe we did maintain the appropriate amount and type of insurance, that in no event did we harm the vendor, and thus their damages claim is without merit. We plan to vigorously defend against their claims while pursuing our own.

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

Under the terms of the convertible notes, which were converted or extinguished in 2010, if after the 2nd consecutive business day (other than during an allowable blackout period) on which sales of all of the securities required to be included on the registration statement cannot be made pursuant to the registration statement (a “Maintenance Failure”), we will be required to pay to each selling stockholder a one-time payment of 1.0% of the aggregate principal amount of the convertible notes relating to the affected shares on the initial day of a Maintenance Failure. Our total maximum obligation under this provision at March 31, 2013, would be approximately $0.2 million.

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

In 2008, the Company’s shareholders approved amendments to the 2007 Plan, increasing from 3.5 million shares to 4.6 million shares the maximum number of shares authorized for issuance under the plan and adding an evergreen provision pursuant to which the number of shares authorized for issuance under the plan will increase automatically in each year, beginning in 2009 and continuing through 2015, according to certain limits set forth in the 2007 Plan.  At March 31, 2013, there are approximately 9.3 million shares approved for issuance under the 2007 plan, of which approximately 2.6 million shares are available to be issued. The Board of Directors in conjunction with management determines who receives awards, the vesting conditions and the exercise price.  Options may have a maximum term of ten years.

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

In connection with the March 30, 2012, debt financing (see Note 6), we issued warrants to purchase an aggregate of 46,584 shares of the Company’s common stock at an exercise price of $1.61 per share to GE Capital Equity Investments, Inc. The relative fair value attributable to the warrants of $69,876 was recorded in equity during the quarter ended March 31, 2012. The warrants will expire on March 30, 2022.

Warrants

At March 31, 2013 and 2012 there were warrants outstanding to purchase 5,620,128 shares of our common stock, respectively. The warrants outstanding as of March 31, 2013 and 2012 were as follows:

Number of Common Shares Underlying Warrants		Issue Date/Exercisable Date	Exercise Price	Expiration Date
100,778	(1)	Mar-07 / Mar-07	$3.97	Mar-17
705,354	(2)	Mar-09 / Sep-09	$3.00	Sep-14
2,572,775	(1)	Jul-09 / Jan-10	$2.50	Jan-15
500,000	(2)	Apr-10 / Oct-10	$1.89	Oct-15
1,323,214	(2)	Jul-10 / Jan-11	$1.63	Jan-17
371,423	(2)	Jun-11 / Jun-11	$3.50	Jun-16
46,584	(1)	Mar-12 / Mar-12	$1.61	Mar-22
5,620,128

(1)	These warrants to purchase common stock are classified as equity.

(2)	These warrants to purchase common stock are classified as derivative liabilities. The fair value of these liabilities (see note 3) is remeasured at the end of every reporting period and the change in fair value is reported in the unaudited condensed consolidated statements of operations as other income (expense).

Note 6 – Financing Transactions

Controlled Equity Offering

On March 25, 2013, we entered into a controlled equity offering with a sales agent pursuant to which we may offer and sell, from time to time, through the agent shares of our common stock having an aggregate offering price of up to $15.0 million. Under the arrangement, the agent may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NYSE MKT, or any other existing trading market for our Common Stock or to or through a market maker. We are not obligated to sell any shares under the arrangement. Subject to the terms and conditions of that agreement, the agent will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of NYSE MKT, to sell shares from time to time based upon our instructions. We are obligated to pay the agent a commission of 3.0% of the aggregate gross proceeds from each sale of shares. Total expenses incurred for the offering, excluding commission payable to the agent, were approximately $277,000. Through March 31, 2013, we sold 19,900 shares of our common stock under this arrangement, which did not settle until April 2013, that resulted in net proceeds to the company of approximately $33,000. As of March 31, 2013, aggregate gross sales for additional common stock of approximately $14.97 million remained available under the arrangement.

Loan Agreement with GE Capital

On March 30, 2012, we entered into a Loan Agreement with GE Capital. The Loan Agreement provides for a senior secured debt facility including a $2.5 million term loan and a revolving line of credit of up to $5 million based on our outstanding qualified accounts receivable.  On March 30, 2012, the term loan was funded for an aggregate amount of $2.5 million.

Under the terms of the revolving line of credit, the Company may draw down from the revolving line of credit up to 85% of qualified billed accounts receivable and 80% of qualified unbilled accounts receivable. As of March 31, 2013, the total amount available to draw was approximately $2.3 million, of which $1.3 million was drawn and outstanding.

The fixed interest rate on the term loan is 10.14% per annum. The revolving line of credit has an adjustable interest rate based upon the 3-month London Interbank Offered Rate (LIBOR), with a floor of 1.5%, plus 5%. As of March 31, 2013, the interest rate was 6.5%.  Both the term loan and the revolving line of credit mature in September 2015.  Payments on the term loan were originally interest-only for the first 10 months, which has since been extended to 12 months pursuant to terms of the agreement. Subsequently, the term loan will fully amortize over its remaining term as of March 31, 2013. Principal payments on the term loan are scheduled as follows:

Year	Principal Payments
2013	$749,997
2014	999,996
2015	750,007
$2,500,000

The term loan, net of discount of $39,587, is recorded on the 2013 condensed consolidated balance sheet, net of debt discount, as follows:

Current portion of long-term debt	$999,996
Long-term debt, less current portion	$1,460,417

If we prepay the term loan and terminate the revolving line of credit prior to the scheduled maturity date, we are obligated to pay a prepayment premium equal to 3% of the then outstanding principal amount of the term loan if prepaid during the first two years of the loan and 2% if prepaid during the third year or thereafter. In addition, we are obligated to pay a final payment fee of 3% of the term loan balance. The final payment fee is being accrued and expensed over the term of the agreement, using the effective interest method and is included in other long-term liabilities on the condensed consolidated balance sheet.

Our obligations under the Loan Agreement are collateralized by a security interest in substantially all of our assets. While the security interest does not, except in limited circumstances, cover our intellectual property, it does cover any proceeds received by us from the use or sale of our intellectual property.

In connection with the Loan Agreement, we issued GE Capital warrants to purchase 46,584 shares of the Company’s common stock at an exercise price of $1.61 per share. The warrants are exercisable immediately and subject to customary and standard anti-dilution adjustments. The warrants are classified in equity and, as a result, the fair value of the warrants was charged to additional paid-in capital resulting in a debt discount at the date of issuance. The debt discount is being amortized over the term of the loan agreement using the effective interest method. Financing costs incurred in connection with this agreement are also being amortized over the term of the agreement using the effective interest method.

The fair value of the Company’s outstanding borrowings under its revolving credit facility at March 31, 2013 was consistent with its carrying value as of that date primarily due to the short term nature of the Revolver’s repayment terms. The Company determined the fair value of the Term Loan approximated its carrying value as of March 31, 2013.

Note 7 – Subsequent Events

Subsequent to March 31, 2013, we sold 1,030,870 shares of our common stock under the controlled equity offering, which resulted in net proceeds of approximately $1.63 million. (See Note 6). Aggregate gross proceeds of up to approximately $13.29 million remain available under the arrangement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  This information may involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  These risks, uncertainties and other factors include, but are not limited to, risk associated with the following:

•	the reliability of the results of the studies relating to efficacy and safety, and possible adverse effects resulting from the administration, of the Company’s product candidates;

•	funding delays, reductions in or elimination of U.S. government funding and/or non-renewal of expiring funding for one or more of our development programs;

•	the award of government contracts to our competitors or delays caused by third parties challenging government contract awards to us;

•	unforeseen safety and efficacy issues;

•	challenges related to the development, technology transfer, scale-up, and/or process validation of manufacturing processes for our product candidates; and

•	unexpected determinations that these product candidates prove not to be effective and/or capable of being marketed as products;

as well as risks detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) from time to time thereafter. In particular, there can be no assurance that the Company will prevail in the appeal to the Delaware Supreme Court of the ruling of the Delaware Court of Chancery awarding PharmAthene 50% of all net profits (as defined in the court’s final judgment) related to the sale of Arestvyr™ (formerly called ST-246®) and related products for 10 years following initial commercial sale of the drug once SIGA earns $40 million in net profits from the sale of Arestvyr™ and related products. Further, the timing and amount of any future sales and revenues of Arestvyr™ is uncertain. Significant additional non-clinical animal studies, human clinical trials, and manufacturing development work remain to be completed for all our products candidates, including Valortim® and rBChE, and with FDA’s August 2012 clinical hold of SparVax®, it is unclear when, if ever, we can re-initiate human clinical trials for that product candidate. At this point future government funding to support the development of Valortim® is unlikely and remains uncertain. It is also uncertain whether any of our product candidates will be shown to be safe and effective and approved by regulatory authorities for use in humans. Forward-looking statements describe management’s current expectations regarding our future plans, strategies and objectives and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “potential” or “plan” or the negative of these words or other variations on these words or comparable terminology. Such statements include, but are not limited to:

•	statements about potential future government contract or grant awards;

•	potential payments under government contracts or grants;

•	potential regulatory approvals;

•	future product advancements; and

•	anticipated financial or operational results.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements which present our results of operations for the three months ended March 31, 2013 and 2012, as well as our financial positions at March 31, 2013 and December 31, 2012, contained elsewhere in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 13, 2013, including the consolidated financial statements contained therein.

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

Critical Accounting Policies

A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

There were no significant changes in critical accounting policies from those at December 31, 2012.

Results of Operations

Revenue

We recognized revenue of $6.5 million and $6.1 million during the three months ended March 31, 2013 and 2012, respectively.

	Three months ended March 31,
Revenue ($ in millions)	2013	2012	% Change
SparVax®	$5.1	$5.2	-1.9%
rBChE bioscavanger	1.4	0.8	75.0%
Valortim®	0.0	0.1	-100.0%
Total Revenue	$6.5	$6.1	6.6%

Our revenue was derived primarily from contracts with the U.S. government for the development of SparVax®, and our rBChE bioscavanger. Our revenue in the three months ended March 31, 2013 changed from the comparable period of 2012 primarily due to the following:

•

Under our contract for the development of SparVax®, we recognized approximately $5.1 million and $5.2 million of revenue for the three months ended March 31, 2013 and 2012, respectively.  During the quarter ended March 31, 2013 revenue was primarily attributable to work related to manufacturing process characterization, ongoing stability testing of bulk drug substance (BDS) and final drug product (FDP), immunopotency assay development, and the completion of a rabbit dose ranging efficacy study.  During the quarter ended March 31, 2012 revenue for the Company's SparVax® program was primarily attributable to work related to the manufacture of final drug product of SparVax® as well as activities related to the Phase 2 clinical trial planned to commence later in 2012 and the completion of certain activities related to the development of analytical assays. Milestone revenue for the three months ended March 31, 2013 was $0.07 million and for the three months ended March 31, 2012 was $0.9 million. During the quarter, we submitted our complete response to the FDA in response to a clinical hold notification for our proposed Phase II clinical trial of SparVax®.

•	We recognized approximately $1.4 million and $0.8 million related to work on our second generation rBChE bioscavanger in the first three months of 2013 and 2012, respectively, under the $5.7 million August 2011 Firm Fixed Price contract with the DoD for the development of the advanced expression system for rBChE. In the first three months of 2012 our activities related to clone generation and initiation of process development, while in the comparable 2013 period we continued with the process development work and focused on material generation for non-clinical studies.

Research and Development Expenses

Our research and development expenses were $5.2 million and $4.7 million for the three months ended March 31, 2013 and 2012, respectively.  These expenses resulted from research and development activities in both periods related primarily to our SparVax® and rBChE bioscavanger programs.  Direct expenses included salaries and other costs of personnel, raw materials and supplies, and an allocation of indirect expenses.  We also incurred third-party costs, such as contract research, consulting and clinical development costs for individual projects.  Research and development expenses for the three months ended March 31, 2013 and 2012 were net of cost reimbursements under certain of our government grants of $0.02 million and $0.5 million, respectively.

Research and development expenses for the three months ended March 31, 2013 and 2012 were attributable to research programs as follows:

	Three Months ended March 31,
Research and Development Expenses ($ in millions)	2013	2012	% Change
SparVax® and Valortim®	$4.4	$4.2	4.8%
rBChE bioscavenger	0.8	0.4	100.0%
Internal research and development	0.0	0.1	-100.0%
Total research and development expenses	$5.2	$4.7	10.6%

For the three months ended March 31, 2013, research and development expenses increased $0.5 million from the same period in the prior year, due to increased costs related to our SparVax® program, as a result of the completion of a significant number of BDS process characterization activities and the conduct of activities required to address the FDA clinical hold issues, and our rBChE bioscavanger program. These increases were offset by the reduction in direct costs related to our Valortim® program as a result of the completion of work under the contract in the first quarter of 2012.

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

Expenses associated with general and administrative functions were $2.3 million for the three months ended March 31, 2013 and $2.9 million for the three months ended March 31, 2012.  The $0.6 million dollar decrease from the same period in the prior year, was principally due to reduced labor and associated share-based compensation costs and lower professional and consulting fees.

Depreciation and Amortization

Depreciation and amortization expenses were approximately $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

Other Income (Expense)

Other income (expense) primarily consists of income on our investments, interest expense on our debt and other financial obligations, changes in fair value of our derivative financial instruments, foreign currency transaction gains or losses, and the gain on the disposal of property and equipment.

Other expense in 2013 was $1.01 million, compared to $0.94 million in 2012, an increase of $0.07 million. The increase was primarily the result of (i) $0.1 million of additional interest expense in 2013 generated from our loans with GE Capital, (ii) a $0.07 million gain in 2012 on the disposal of property and equipment, and (iii) a $0.1 million difference in losses related to the changes in fair value of our derivative instruments.

Income Taxes

Income tax expense was $0.01 million and $0.15 million during the three months ended March 31, 2013 and 2012, respectively. Income tax expense in 2012 resulted from the difference between the treatment of goodwill for income tax purposes and for U.S. Generally Accepted Accounting Principles.

Liquidity and Capital Resources

Overview

Our primary source of cash during the first quarter 2013 was provided by our operating activities. Our future capital requirements will depend on many factors, including, the progress of our research and development programs; the progress of pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approval; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; changes in our existing research relationships; competing technological and marketing developments; our ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others; and any future change in our business strategy.  These cash requirements could change materially as a result of shifts in our business and strategy. The need to raise additional capital will depend on many factors, including but not limited to, our future cash requirements, future contract funding, whether SIGA prevails in its appeal challenging the trial court ruling awarding us an interest in a portion of the net profits of Arestvyr™, the timing, amount, and profitability of sales of Arestvyr™, if any (including the timing of SIGA’s recognition of revenue related thereto), and if the trial court ruling is upheld, our ability to collect our portion of net profits related to Arestvyr™.

For the three months ended March 31, 2013 and 2012, we generated positive cash flows from operations, however, historically, we have not generated positive cash flows from operations.  To bridge the gap between payments made to us under our government contracts and grants and our operating and capital needs, we have had to rely on a variety of financing sources, including the issuance of equity securities and equity-linked securities and proceeds from loans and other borrowings.  On March 25, 2013, we entered into a controlled equity offering pursuant to which we may offer and sell, from time to time, through a sales agent, shares of our common stock having an aggregate offering price of up to $15.0 million. (See Financing Activities below). For the foreseeable future, we will continue to need these types of financing vehicles and potentially others to help fund our future operating and capital requirements.

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

Sources and Uses of Cash

Cash and cash equivalents were $12.9 million and $12.7 million at March 31, 2013 and December 31, 2012, respectively.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$260,401	$791,370
Investing activities	(25,468)	67,400
Financing activities	(60,361)	3,204,614
Effects of exchange rates on cash	(2,678)	4,034
Total increase in net cash	$171,894	$4,067,418

Operating Activities

Net cash provided by operating activities was $0.3 million and $0.8 million and for the three months ended March 31, 2013 and 2012, respectively.

Net cash provided by operating activities during the three months ended March 31, 2013 reflects our net loss of $2.1 million, adjusted for the increase in the fair value of derivative instruments of $0.9 million and other noncash expenses of $0.4 million. A decrease in receivables (billed and unbilled) of approximately $1.0 million and an increase in accrued expenses and other liabilities of $1.0 million was partially offset by a decrease in accounts payable of $0.4 million and deferred revenue of $0.5 million.

Net cash provided by operations during the three months ended March 31, 2012 reflects our net loss of $2.7 million, adjusted for the increase in the fair value of derivative instruments of $1.0 million and other noncash expenses of $0.8 million. A decrease in accounts receivable of $3.3 million was partially offset by an increase in unbilled accounts receivable of $1.3 million.

Investing Activities

There were no significant investing activities during the three months ended March 31, 2013 and March 31, 2012.

Financing Activities

Net cash used by financing activities was $0.06 million for the three months ended March 31, 2013, as compared to, $3.2 million provided by financing activities for the three months ended March 31, 2012.

Net cash used by financing activities for the three months ended March 31, 2013 was principally the result of issuance costs incurred in connection with the controlled equity offering which were partially offset from proceeds received from the issuance of common stock in connection with stock option exercises. The majority of our cash provided by financing for the three months ended March 30, 2012, was a result of us entering into a senior fully-secured debt facility with GE Capital as described in Note 6 to the unaudited condensed consolidated financial statements, which is included in Part 1 of this Form 10-Q.

On March 25, 2013, we entered into a controlled equity offering pursuant to which we may offer and sell, from time to time, through a sales agent, shares of our common stock having an aggregate offering price of up to $15.0 million. Under the arrangement, the agent may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NYSE MKT, on any other existing trading market for the Common Stock or to or through a market maker. We are not obligated to sell any shares under the Sales Agreement. We are obligated to pay the agent a commission of 3.0% of the aggregate gross proceeds from each sale of shares. See additional discussion in Note 6 to the unaudited condensed consolidated financial statements which are included in Part 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following are contractual commitments at March 31, 2013:

Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years

Operating facility leases	$3,429,900	$803,500	$1,631,200	$995,200	$-
Research and development agreements	4,760,000	4,760,000	-	-	-
Term loan, principal payments only	2,500,000	999,996	1,500,004	-	-
Total contractual obligations	$10,689,900	$6,563,496	$3,131,204	$995,200	$-

(1)  This table does not include any royalty payments relating to future sales of products subject to license agreements the Company has entered into in relation to its in-licensed technology, as the timing and likelihood of such payments are not known. In addition, the table does not include the final payment fee of $75,000 on the term loan, which is being accrued and expensed over the term of the agreement, using the effective interest method, or the debt discount, which is being amortized over the term of the agreement. The debt discount and final payment accrual at March 31, 2013 were $39,587 and $32,009 respectively. See additional discussion in Note 6 to the unaudited condensed consolidated financial statements which are included in Part 1 of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

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

The change in fair value of our derivative instruments is calculated utilizing the Black-Scholes model; therefore, a 10% increase/decrease in the closing price of PharmAthene’s common stock at March 31, 2013, would result in a change in fair value of derivative instruments and our earnings of approximately $0.3 million.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2013, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

One of our vendors mishandled the storage of certain biological materials. While we have been engaged in discussions with the vendor to address our concerns, so far we have not come to agreement. The vendor filed suit against us in Delaware state court seeking a declaration that they are not liable for damages and seeking damages from us for allegedly not maintaining the required amount and type of insurance. We filed suit against the vendor in Maryland state court seeking damages related to the loss of the property. We believe we did maintain the appropriate amount and type of insurance, that in no event did we harm the vendor, and thus their damages claim is without merit. We plan to vigorously defend against their claims while pursuing our own.

Item 1A.  Risk Factors

Investing in our securities involves risks.  In addition to the other information in this quarterly report on Form 10-Q, stockholders and potential investors should carefully consider the risks and uncertainties discussed in the section "Item 1A.  Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2012.  If any of the risks and uncertainties set forth in our 2012 annual report on Form 10-K actually materialize, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment. The risks and uncertainties set forth in our 2012 annual report on Form 10-K are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6.  Exhibits.

No.	Description
10.30.4	Amendment to Employment Agreement, dated as of December 23, 2010, between the Company and Eric I. Richman (2)
10.61	Controlled Equity OfferingSM Sales Agreement between PharmAthene, Inc. and Cantor Fitzgerald & Co. dated March 25, 2013. (1)
10.62	Employment Agreement, dated as of April 18, 2008, between the Company and Francesca Cook.
31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(101)	The following condensed consolidated financial statements from the PharmAthene, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in Extensive Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2013 and 2012, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) Notes to consolidated financial statements.*

101.INS	Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on March 25, 2013

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on December 30, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMATHENE, INC.

Dated: May 8, 2013	By:	/s/ Eric I. Richman
Eric I. Richman
President and Chief Executive Officer

Dated: May 8, 2013	By:	/s/ Linda L. Chang
Linda L. Chang
Chief Financial Officer

