Form 10-Q
period 2013-06-30
PHARMATHENE, INC
filed 2013-08-08
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:    The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of August 2, 2013 was 52,310,913.

PHARMATHENE, INC.

Item 1.  Financial Statements

PHARMATHENE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (Unaudited)	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$15,789,909	$12,701,517
Billed accounts receivable	1,540,060	2,432,641
Unbilled accounts receivable	3,694,631	4,114,442
Prepaid expenses and other current assets	667,850	547,245
Total current assets	21,692,450	19,795,845

Property and equipment, net	460,101	483,976
Other long-term assets and deferred costs	85,907	113,130
Goodwill	2,348,453	2,348,453
Total assets	$24,586,911	$22,741,404

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,992,549	$1,697,280
Accrued expenses and other liabilities	2,053,522	2,328,877
Deferred revenue	508,175	1,381,755
Current portion of long-term debt	999,996	749,997
Short-term debt	1,168,143	1,330,507
Total current liabilities	7,722,385	7,488,416

Other long-term liabilities	577,725	579,427
Long-term debt, less current portion	1,217,791	1,704,108
Derivative instruments	1,848,566	1,295,613
Total liabilities	11,366,467	11,067,564

Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 51,173,919 and 48,352,651 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	5,117	4,835
Additional paid-in-capital	215,392,930	210,495,905
Accumulated other comprehensive loss	(220,274)	(217,328)
Accumulated deficit	(201,957,329)	(198,609,572)
Total stockholders' equity	13,220,444	11,673,840
Total liabilities and stockholders' equity	$24,586,911	$22,741,404

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenue	$4,295,400	$6,316,998	$10,770,538	$12,466,050

Operating Expenses:
Research and development	3,402,545	4,918,655	8,636,020	9,624,012
General and administrative	2,332,730	2,780,099	4,612,525	5,728,580
Depreciation	41,854	76,448	94,456	162,358
Total operating expenses	5,777,129	7,775,202	13,343,001	15,514,950

Loss from operations	(1,481,729)	(1,458,204)	(2,572,463)	(3,048,900)
Other income (expense):
Interest income	1,656	4,819	2,439	7,807
Interest expense	(100,027)	(111,353)	(199,818)	(114,381)
Change in fair value of derivative instruments	352,824	823,809	(552,953)	(167,853)
Other income (expense)	2,110	519	(4,013)	53,434
Total other income (expense)	256,563	717,794	(754,345)	(220,993)
Net loss before provision for income taxes	(1,225,166)	(740,410)	(3,326,808)	(3,269,893)
Provision for income taxes	(11,206)	(16,133)	(20,949)	(166,538)
Net loss	$(1,236,372)	$(756,543)	$(3,347,757)	$(3,436,431)
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.07)	$(0.07)
Weighted average shares used in calculation of basic and diluted net loss per share	49,749,167	48,325,945	49,058,014	48,297,919

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net loss	$(1,236,372)	$(756,543)	$(3,347,757)	$(3,436,431)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,262)	(19,902)	(2,946)	(6,533)
Comprehensive loss	$(1,237,634)	$(776,445)	$(3,350,703)	$(3,442,964)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2013	2012

Operating activities
Net loss	$(3,347,757)	$(3,436,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	652,589	1,060,705
Change in fair value of derivative instruments	552,953	167,853
Depreciation expense	94,456	162,358
Deferred provision for income taxes	20,949	166,538
Non-cash interest expense	70,473	40,470
Gain on the disposal of property and equipment	-	(66,626)
Changes in operating assets and liabilities:
Billed accounts receivable	892,581	979,612
Unbilled accounts receivable	419,811	(1,765,096)
Prepaid expenses and other current assets	355,878	248,707
Accounts payable	1,292,796	617,014
Accrued expenses and other liabilities	(366,136)	408,088
Deferred revenue	(873,580)	(495,571)
Net cash used by operating activities	(234,987)	(1,912,379)

Investing activities
Purchase of property and equipment	(70,581)	-
Proceeds from the sale of property and equipment	-	67,400
Net cash provided (used) by investing activities	(70,581)	67,400

Financing activities
Proceeds from issuance (repayment) of long-term debt	(249,999)	2,500,000
Net repayment of revolving credit agreement	(162,364)	-
Deferred financing costs	-	(216,460)
Change in restricted cash requirements	-	100,000
Proceeds from issuance of common stock, net of issuance costs	3,810,403	38,983
Other	-	(32,960)
Net cash provided by financing activities	3,398,040	2,389,563
Effects of exchange rates on cash	(4,080)	(4,434)
Increases in cash and cash equivalents	3,088,392	540,150
Cash and cash equivalents, at beginning of period	12,701,517	11,236,771
Cash and cash equivalents, at end of period	$15,789,909	$11,776,921

Supplemental disclosure of cash flow information
Cash paid for interest	$129,345	$73,911
Noncash financing activities
Value of warrants issued to lender in connection with loan	$-	$69,876

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013

Note 1 - Organization and Business

We are a biopharmaceutical company focused on developing biodefense countermeasure applications.  We are subject to those risks associated with any biopharmaceutical company that has substantial expenditures for research and development.  There can be no assurance that our research and development projects will be successful, that the products we may develop will obtain necessary regulatory approval, or that any approved product will be commercially viable.  In addition, we operate in an environment of rapid technological change and are largely dependent on the services and expertise of our employees, consultants and other third parties.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Our unaudited condensed consolidated financial statements include significant estimates for the value and the expected economic life of our intangible assets, the amount of our net operating losses available for income tax purposes, our share-based compensation, the value of our derivative financial instruments, among other things. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Foreign Currency Translation

The functional currency of our wholly owned foreign subsidiaries is their local currency.  Assets and liabilities of our foreign subsidiaries are translated into United States dollars based on exchange rates at the end of the reporting period; income and expense items are translated at the weighted average exchange rates prevailing during the reporting period.  Translation adjustments for subsidiaries that have not been sold, substantially liquidated or otherwise disposed of are accumulated in other comprehensive income (loss), a component of stockholders’ equity.   Transaction gains or losses are included in the determination of net loss.

Comprehensive Loss and Accumulated Other Comprehensive Income

Comprehensive loss includes the total of our net loss and all other changes in equity other than transactions with owners, which currently only includes changes in equity for cumulative translation adjustments resulting from the consolidation of foreign subsidiaries as the financial statements of the subsidiaries located outside of the United States are accounted for using the local currency as the functional currency.

Cash and Cash Equivalents

Cash and cash equivalents are stated at market value.  We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Revolving Line of Credit and Term Loan

As discussed further in Note 6, we entered into a loan agreement with General Electric Capital Corporation (“GE Capital”) in March 2012. As part of that agreement, we issued stock purchase warrants to GE Capital that expire in March 2022 (see Note 5). The fair value of the warrants was charged to additional paid-in-capital, resulting in a debt discount to the term loan at the date of issuance. The debt discount and the financing costs incurred in connection with the agreement are being amortized over the term of the loan using the effective interest method. The amortization of both the debt discount and deferred financing costs are included in interest expense in the unaudited condensed consolidated statements of operations.

Significant Customers and Accounts Receivable

Our primary customers are the U.S. Department of Defense (the “DoD”) - Chemical Biological Medical Systems (“CBMS”), and the Biomedical Advanced Research and Development Authority (“BARDA”). As of June 30, 2013 and December 31 2012, the Company’s billed and unbilled receivable balances were comprised solely of receivables from CBMS and BARDA.

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

Under the milestone method of revenue recognition, substantive milestone payments (including milestone payments for fees) contained in research and development arrangements are recognized as revenue when: (i) the milestones are achieved; (ii) no further performance obligations with respect to the milestone exist; (iii) collection is reasonably assured; and (iv) substantive effort was necessary to achieve the milestone.

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

We analyze each cost reimbursable grant to determine whether we should report such reimbursements as revenue or as an offset to our expenses incurred. For the three months ended June 30, 2012, we recorded approximately $0.4 million of costs reimbursed by the government as an offset to research and development expenses (no such reimbursements were recorded for the three months ended June 30, 2013).  For the six months ended June 30, 2013 and 2012, we recorded approximately $0.02 million and $1.0 million, respectively, of costs reimbursed by the government as an offset to research and development expenses.

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

Employee share-based compensation expense recognized in the three months and six months ended June 30, 2013 and 2012 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of approximately 12%, based on historical forfeitures.

Share-based compensation expense for the three months ended June 30, 2013 and 2012 was:

	Three months ended June 30,
	2013	2012

Research and development	$73,859	$127,076
General and administrative	250,149	384,965
Total share-based compensation expense	$324,008	$512,041

During the three months ended June 30, 2013, we granted 145,000 options to employees and nonemployee directors and made no restricted stock grants.  During the three months ended June 30, 2012, we granted 185,000 options to employees and nonemployee directors and made no restricted stock grants.

Share-based compensation expense for the six months ended June 30, 2013 and 2012 was:

	Six months ended June 30,
	2013	2012

Research and development	$162,493	$244,143
General and administrative	490,096	816,562
Total share-based compensation expense	$652,589	$1,060,705

During the six months ended June 30, 2013, we granted 205,000 options to employees, nonemployee directors and consultants and made no restricted stock grants.  During the six months ended June 30, 2012, we granted 200,948 options to employees and nonemployee directors and made no restricted stock grants.

At June 30, 2013, we had total unrecognized share-based compensation expense related to unvested awards of approximately $1.8 million, net of estimated forfeitures, which we expect to recognize as expense over a weighted-average period of 2.13 years.

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

Our provision for income taxes was $11,206 and $16,133 during the three months ended June 30, 2013 and 2012, respectively. The provision for income taxes was $20,949 and $166,538 during the six months ended June 30, 2013 and 2012, respectively. The provision for income taxes is a result of the difference between the treatment of goodwill for income tax purposes and for U.S. GAAP, resulting in a deferred tax liability which cannot be used to offset deferred tax assets. This deferred tax liability is included in our condensed consolidated balance sheet in other long-term liabilities.

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

For the periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses. A total of approximately11.7 million and 11.6 million potential dilutive securities have been excluded in the calculation of diluted net loss per share in the three and six months ended June 30, 2013 and 2012, respectively, because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

We have evaluated all issued and unadopted Accounting Standards Updates and believe the adoption of these will not have a material impact on our results of operations, financial position, or cash flows.

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

We have segregated our financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.  We have no non-financial assets and liabilities that are measured at fair value on a recurring basis.  As of June 30, 2013 and 2012 we had Level 3 derivative liabilities of approximately $1.8 million and $2.1 million, respectively.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	As of June 30, 2013
	Level 1	Level 2	Level 3	Balance
Liabilities
Derivative instruments	$-	$-	$1,848,566	$1,848,566

	As of December 31, 2012
	Level 1	Level 2	Level 3	Balance
Liabilities
Derivative instruments	$-	$-	$1,295,613	$1,295,613

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2013:

Description	Balance as of December 31, 2012	Unrealized Losses	Balance as of June 30, 2013

Derivative liabilities related to stock purchase warrants	$1,295,613	$552,953	$1,848,566

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2012:

Description	Balance as of December 31, 2011	Unrealized Losses	Balance as of June 30, 2012

Derivative liabilities related to stock purchase warrants	$1,886,652	$167,853	$2,054,505

At June 30, 2013 and 2012, derivative liabilities are comprised of warrants to purchase 2,899,991 shares of common stock. The warrants are considered to be derivative liabilities due to the presence of net settlement features and, as a result, are recorded at fair value at each balance sheet date, with changes in fair value recorded in the unaudited condensed consolidated statements of operations.  The fair value of our warrants is determined based on the Black-Scholes option pricing model.  Use of the Black-Scholes option pricing model requires the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends.

Quantitative Information about Level 3 Fair Value Measurements
Fair Value at 6/30/2013	Valuation Technique	Unobservable Inputs
$1,848,566	Black-Scholes option pricing model	Expected term
Expected dividends
Anticipated volatility

Changes in any of the assumptions related to the unobservable inputs identified above may change the stock purchase warrants’ fair value; increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in these unobservable inputs generally result in decreases in fair value. Gains and losses on the fair value adjustments for these derivative instruments are classified in other expenses as the change in fair value of derivative instruments in our unaudited condensed consolidated statements of operations.  The $0.6 million change in the market value of derivative instruments during the six-month period ended June 30, 2013 is due primarily to the change in the closing market price of our common stock, which was $1.12 per share as of December 31, 2012 and $1.59 per share as of June 28, 2013. The $0.2 million change in the market value of derivative instruments during the six-month period ended June 30, 2012 is also due primarily to the change in our closing stock price, which was $1.27 per share as of December 30, 2011 and $1.39 per share as of June 29, 2012.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company measures its long-lived assets, including, property and equipment and goodwill, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired (see Note 2).

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

In September 2011, the Court issued an opinion in the case finding that SIGA had breached certain contractual obligations to us and upholding our claims of promissory estoppel.  The Court awarded us the right to receive 50% of all net profits (as defined in the court’s final judgment) related to the sale of Arestvyr™ and related products for 10 years following initial commercial sale of the drug once SIGA earns $40 million in net profits from the sale of Arestvyr™ and related products.  The Court also awarded us one-third of our reasonable attorney's fees and expert witness fees, which amounts to approximately $2.4 million plus interest. In May 2012, the Court issued its final judgment. SIGA appealed aspects of the decision to the Delaware Supreme Court. In response, we cross-appealed other aspects of the decision.

In May 2013, the Delaware Supreme Court issued its ruling on the appeal, affirming the lower Court’s finding of breach of contract, reversing its finding of promissory estoppel, and remanding the case back to the Court of Chancery to reconsider the remedy and award of attorney's fees and expert witness costs in light of the Supreme Court’s opinion.

We can provide no assurances that on remand the Delaware Court of Chancery will re-instate its prior remedy or order another meaningful remedy for us, that SIGA will not appeal any subsequent decision by the Court of Chancery, and that SIGA will not be successful in any subsequent appeal. We have not yet recorded any amount due from SIGA in relation to this case.

Government Contracting

Payments to the Company on cost-plus-fee contracts are provisional. The accuracy and appropriateness of costs charged to U.S. Government contracts are subject to regulation, audit and possible disallowance by the Defense Contract Audit Agency and other government agencies such as BARDA.  Accordingly, costs billed or billable to U.S. Government customers are subject to potential adjustment upon audit by such agencies. In our opinion, adjustments that may result from audits are not expected to have a material effect on our financial position, results of operations, or cash flows.

Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect the Company's financial condition or results of operations.  Furthermore, contracts with the U.S. Government may be terminated or suspended by the U.S. Government at any time, with or without cause.  Such contract suspensions or terminations could result in unreimbursable expenses or charges or otherwise adversely affect the Company's financial condition and/or results of operations.

Registration Rights Agreements

We entered into a Registration Rights Agreement with the investors who participated in the July 2009 private placement of convertible notes and related warrants.  We subsequently filed two registration statements on Form S-3 with the Securities and Exchange Commission to register the resale of the shares issuable upon conversion of the convertible notes and exercise of the related warrants, which registration statements have been declared effective. We are obligated to maintain the registration statements effective until the date when such shares (and any other securities issued or issuable with respect to or in exchange for such shares) have been sold. The convertible notes were converted or extinguished in 2010, although the related warrants remain outstanding. The warrants will expire on January 28, 2015.

We have separate registration rights agreements with investors, under which we have obligations to keep the corresponding registration statements effective until the registrable securities (as defined in each agreement) have been sold, and under which we may have separate obligations to file registration statements in the future on either a demand or “piggy-back” basis or both.

Under the terms of the convertible notes, which were converted or extinguished in 2010, if after the 2nd consecutive business day (other than during an allowable blackout period) on which sales of all of the securities required to be included on the registration statement cannot be made pursuant to the registration statement (a “Maintenance Failure”), we will be required to pay to each selling stockholder a one-time payment of 1.0% of the aggregate principal amount of the convertible notes relating to the affected shares on the initial day of a Maintenance Failure. Our total maximum obligation under this provision at June 30, 2013, would be approximately $0.2 million.

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

Vendor Litigation

One of our vendors mishandled the storage of certain biological materials. The vendor filed suit against us in Delaware state court and we filed suit against the vendor in Maryland state court. The case was settled and we received approximately $0.5 million as a result of the settlement during the second quarter of 2013 which was recorded as a reduction in research and development expenses.

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

In 2008, the Company’s shareholders approved amendments to the 2007 Plan, increasing from 3.5 million shares to 4.6 million shares the maximum number of shares authorized for issuance under the plan and adding an evergreen provision pursuant to which the number of shares authorized for issuance under the plan will increase automatically in each year, beginning in 2009 and continuing through 2015, according to certain limits set forth in the 2007 Plan.  At June 30, 2013, there are approximately 9.3 million shares approved for issuance under the 2007 plan, of which approximately 2.5 million shares are available to be issued. The Board of Directors in conjunction with management determines who receives awards, the vesting conditions and the exercise price.  Options may have a maximum term of ten years.

Stock Purchase Warrants

At June 30, 2013 and 2012 there were warrants outstanding to purchase 5,620,128 shares of our common stock, respectively. The warrants outstanding as of June 30, 2013 and 2012 were as follows:

Number of Common Shares Underlying Warrants		Issue Date/Exercisable Date	Exercise Price	Expiration Date
100,778	(1)	Mar-07 / Mar-07	$3.97	Mar-17
705,354	(2)	Mar-09 / Sep-09	$3.00	Sep-14
2,572,775	(1)	Jul-09 / Jan-10	$2.50	Jan-15
500,000	(2)	Apr-10 / Oct-10	$1.89	Oct-15
1,323,214	(2)	Jul-10 / Jan-11	$1.63	Jan-17
371,423	(2)	Jun-11 / Jun-11	$3.50	Jun-16
46,584	(1)	Mar-12 / Mar-12	$1.61	Mar-22
5,620,128

(1)	These warrants to purchase common stock are classified as equity.

(2)	Because of the presence of net settlement provisions, these warrants to purchase common stock are classified as derivative liabilities. The fair value of these liabilities (see Note 3) is remeasured at the end of every reporting period and the change in fair value is reported in the unaudited condensed consolidated statements of operations as other income (expense).

Note 6 – Financing Transactions

Controlled Equity Offering

On March 25, 2013, we entered into a controlled equity offering arrangement with a sales agent pursuant to which we may offer and sell, from time to time, through the agent shares of our common stock having an aggregate offering price of up to $15.0 million. Under the arrangement, the agent may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NYSE MKT, or any other existing trading market for our Common Stock or to or through a market maker. Subject to the terms and conditions of that agreement, the agent will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of NYSE MKT, to sell shares from time to time based upon our instructions. We are not obligated to sell any shares under the arrangement. We are obligated to pay the agent a commission of 3.0% of the aggregate gross proceeds from each sale of shares under the arrangement.

Total expenses incurred for the arrangement and the offering of shares thereunder, excluding commission payable to the agent, were approximately $304,000. Through June 30, 2013, we sold 2,777,336 shares of our common stock under this arrangement resulting in net proceeds (net of commission and offering costs) to the Company of approximately $4.2 million, of which approximately $0.5 million was not received until July 2013. As of June 30, 2013, aggregate gross sales for additional common stock of approximately $10.4 million remained available under the arrangement.

Loan Agreement with GE Capital

On March 30, 2012, we entered into a Loan Agreement with GE Capital. The Loan Agreement provides for a senior secured debt facility, including a $2.5 million term loan and a revolving line of credit of up to $5 million based on our outstanding qualified accounts receivable.  On March 30, 2012, the term loan was funded for the full $2.5 million.

Under the terms of the revolving line of credit, the Company may draw down from the revolving line of credit up to 85% of qualified billed accounts receivable and 80% of qualified unbilled accounts receivable. As of June 30, 2013, the total amount available to draw was approximately $3.2 million, of which $1.2 million was drawn and outstanding.

The fixed interest rate on the term loan is 10.14% per annum. The revolving line of credit has an adjustable interest rate based upon the 3-month London Interbank Offered Rate (LIBOR), with a floor of 1.5%, plus 5%. As of June 30, 2013, the interest rate was 6.5%.  Both the term loan and the revolving line of credit mature in September 2015.  Payments on the term loan were originally interest-only for the first 10 months (which has since been extended to 12 months pursuant to terms of the agreement); subsequently, the term loan will fully amortize over its remaining term. Remaining principal payments on the term loan are scheduled as follows:

Year	Principal Payments
2013	$499,998
2014	999,996
2015	750,007
$2,250,001

The term loan, net of a debt discount of $32,214, is recorded on our unaudited condensed consolidated balance sheet as follows:

Current portion of long-term debt	$999,996
Long-term debt, less current portion	$1,217,791

If we prepay the term loan and terminate the revolving line of credit prior to the scheduled maturity date, we are obligated to pay a prepayment premium equal to 3% of the then outstanding principal amount of the term loan if prepaid during the first two years of the loan and 2% if prepaid during the third year or thereafter. In addition, we are obligated to pay a final payment fee of 3% of the term loan balance. The final payment fee is being accrued and expensed over the term of the agreement, using the effective interest method and is included in other long-term liabilities on our unaudited condensed consolidated balance sheet.

Our obligations under the Loan Agreement are collateralized by a security interest in substantially all of our assets. While the security interest does not, except in limited circumstances, cover our intellectual property, it does cover any proceeds received by us from the use or sale of our intellectual property.

In connection with the Loan Agreement, we issued GE Capital warrants to purchase 46,584 shares of our common stock at an exercise price of $1.61 per share. The warrants are exercisable immediately and subject to customary and standard anti-dilution adjustments. The warrants are classified in equity and, as a result, the fair value of the warrants was charged to additional paid-in capital resulting in a debt discount at the date of issuance. The debt discount is being amortized over the term of the loan agreement using the effective interest method. Financing costs incurred in connection with this agreement are also being amortized over the term of the agreement using the effective interest method.

The estimated fair value of the Company’s outstanding borrowings under its revolving credit facility at June 30, 2013 was equal to its carrying value as of that date due to the short term nature of the Revolver’s repayment terms. The Company determined the estimated fair value of the Term Loan also approximated its carrying value as of June 30, 2013.

Note 7 – Subsequent Events

Proposed Merger

On July 31, 2013, PharmAthene entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which its wholly-owned subsidiary, Taurus Merger Sub, Inc. (“Merger Sub”), will be merged with and into Theraclone Sciences, Inc., a Delaware corporation (“Theraclone”), with Theraclone as the surviving subsidiary (the “Merger”).

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of common stock of Theraclone will be converted into the right to receive a number of shares of PharmAthene common stock equal to the quotient obtained by dividing the Fully Diluted Equity (as defined below) of PharmAthene by the Fully Diluted Equity of Theraclone (the “Exchange Ratio”), less a pro rata share of PharmAthene common stock representing 5% of the merger consideration issuable to the stockholders of Theraclone (the “Escrow Shares”). The Merger Agreement defines “Fully Diluted Equity” to mean, with respect to PharmAthene, the total number of shares outstanding of PharmAthene common stock assuming full conversion or exercise of all then outstanding options and warrants, which, in each case, have an exercise price less than or equal to $2.50 per share, and convertible securities. With respect to Theraclone, “Fully Diluted Equity” means the total number of shares outstanding of Theraclone common stock, assuming full conversion or exercise of all then-outstanding options and warrants and all convertible securities. Holders of Theraclone common stock will receive cash in lieu of fractional shares. In addition, all outstanding Theraclone options, as well as Theraclone’s 2004 Option Plan, will be assumed by PharmAthene. Each option or warrant to purchase one share of Theraclone common stock will be converted into an option or warrant, as the case may be, to purchase a number of shares of PharmAthene common stock representing the number of Theraclone shares for which the exchanged option or warrant was exercisable multiplied by the Exchange Ratio. The exercise price would be proportionately adjusted.

Following the consummation of the transactions contemplated by the Merger Agreement, the security holders of PharmAthene immediately prior to the Effective Time and the security holders of Theraclone immediately prior to the Effective Time will each own approximately 50% of the fully-diluted equity (without regard to PharmAthene options and warrants having an exercise price greater than $2.50 per share) after the Merger. The Escrow Shares described above, which will serve to secure the Theraclone stockholders’ indemnification obligations under the Merger Agreement, will be deposited with Citibank, N.A., as escrow agent under a separate escrow agreement to be entered into prior to the completion of the Merger. The escrow period will expire nine months from the date of completion of the Merger.

The Merger is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Pursuant to a related board of directors composition agreement between PharmAthene and certain former stockholders of Theraclone, which is expected to be entered into at completion of the Merger (the “Board Composition Agreement”), the nine-member board of directors of post-Merger PharmAthene (the “Board”) will consist of five directors designated by PharmAthene and four directors designated by Theraclone. Those members will initially be Steve Gillis, Ph.D., Wende Hutton and Clifford J. Stocks of Theraclone, and Mitchel Sayare, Ph.D., Eric I. Richman, John M. Gill, Brian A. Markison and Derace L. Schaffer, M.D. of PharmAthene, with a ninth director still to be designated by Theraclone. Under the Board Composition Agreement, the executive officers and directors of PharmAthene, the directors of Theraclone and their affiliates, and certain holders of 5% or more of Theraclone’s Capital stock (collectively, the “Signing Stockholders”) will agree to vote all shares owned by such holders, or over which such holders have voting control, as necessary to ensure that the PharmAthene and Theraclone designees are elected to the Board at each annual or special meeting of stockholders of PharmAthene at which directors are elected or through any action taken by written consent of the stockholders of PharmAthene by which directors are elected. The Signing Stockholders will also agree to cause the resignation of one of PharmAthene’s designees upon the earlier of (i) the full settlement or final, non-appealable resolution of PharmAthene’s civil action against SIGA Technologies, Inc. (“SIGA”) (the “SIGA Determination Date”) and (ii) the second anniversary of the completion of the Merger, but not prior to the first anniversary of the completion of the Merger. We refer to this date as the “Designee Resignation Date.” The Board Composition Agreement will obligate the Signing Stockholders to cause half of the members of all committees of the Board to be filled by Theraclone board designees and where a committee consists of an odd number of directors, the third director will be mutually agreed on by the PharmAthene and Theraclone members of such committee. The Board Composition Agreement will terminate on the earliest to occur of the fifth anniversary of the date of the Board Composition Agreement and the SIGA Determination Date, but not prior to the first anniversary of completion of the Merger. The Signing Stockholders may sell their shares free of the rights and obligations under the Board Composition Agreement.

Theraclone’s current chief executive officer, Clifford J. Stocks, is expected to serve as the chief executive officer of the combined company, while Russ Hawkinson, Theraclone’s current chief financial officer, is expected to serve as its chief financial officer. The Merger Agreement obligates PharmAthene to amend its bylaws to provide that Clifford Stocks may not be removed from his position as chief executive officer of PharmAthene without the approval of at least 66 2/3% of the Board, until the earlier of the second anniversary of the date of the Merger Agreement or such time as there is a period longer than 30 days in which less than five PharmAthene board designees serve on the Board (provided that he may be removed by at least a majority of the then-serving members of PharmAthene’s board of directors following the Designee Resignation Date).

Completion of the Merger is subject to a number of conditions, including, but not limited to (i) approval of the issuance of shares of PharmAthene common stock in connection with the Merger, and approval of an increase in the authorized number of shares of common stock, by PharmAthene’s stockholders and the adoption and approval of the Merger Agreement and the transactions contemplated thereby by Theraclone’s stockholders; (ii) the effectiveness of a registration statement on Form S-4 to be filed by PharmAthene with the Securities and Exchange Commission (the “SEC”) to register the issuance of the shares of PharmAthene common stock in connection with the Merger, which will contain a joint proxy statement/prospectus; (iii) approval for listing on the NYSE MKT LLC of such shares of PharmAthene common stock; (iv) execution of the Board Composition Agreement; (v) exercise of appraisal rights by no more than 5% of PharmAthene’s stockholders; (vi) the amendment of PharmAthene’s bylaws to limit the ability to remove Clifford Stocks as described above; (vii) all $8,000,000 of capital committed to Theraclone pursuant to its Series B-1 Preferred Stock and Warrant Purchase and Exchange Agreement shall have been delivered to Theraclone and (viii) other customary closing conditions.

Concurrently and in connection with the execution of the Merger Agreement, certain of PharmAthene’s stockholders, who beneficially own approximately 7.5% of the outstanding shares of PharmAthene common stock, entered into a voting agreement with Theraclone (the “PharmAthene Voting Agreement”), pursuant to which each stockholder agreed to vote its shares of PharmAthene common stock in furtherance of the transactions contemplated by the Merger Agreement and against any amendment of PharmAthene’s certificate of incorporation or bylaws or any other proposal or transaction, the effect of which amendment or other proposal is to delay, impair, prevent or nullify the Merger or the transaction contemplated by the Merger Agreement.

In addition, certain of Theraclone’s stockholders, who in the aggregate held approximately 75% of the outstanding shares of Theraclone capital stock as of July 31, 2013, entered into a voting agreement with PharmAthene (the “Theraclone Voting Agreement”), pursuant to which each stockholder agreed to vote its shares of Theraclone capital stock (i) in favor of the adoption of the Merger Agreement and any actions required in furtherance thereof, (ii) in favor of the conversion of all outstanding shares of Theraclone preferred stock into Theraclone common stock on a 1:1 basis (as of immediately prior to the Effective Time and contingent upon the Merger occurring) pursuant to Theraclone’s restated certificate of incorporation, (iii) against any other proposal or transaction involving Theraclone, the effect of which amendment or other proposal or transaction would be to delay, impair, prevent or nullify the Merger or the transactions contemplated by the Merger Agreement, (iv) against any amendment of Theraclone’s certificate of incorporation or bylaws that changes in any manner the voting rights of any capital stock of Theraclone (other than the conversion of Theraclone preferred stock into Theraclone common stock), and (v) against any other action or agreement that would result in a breach in any material respect of any covenant, representation or warranty of the Merger Agreement.

Both the PharmAthene Voting Agreement and the Theraclone Voting Agreement will terminate upon, among other things, the earlier of the Effective Time or termination of the Merger Agreement.

Concurrently and in connection with the execution of the Merger Agreement, the directors of Theraclone and their affiliates, as well as certain holders of 5% or more of Theraclone’s capital stock, who in the aggregate held approximately 75% of the outstanding shares of Theraclone capital stock as of July 31, 2013, entered into post-closing lock-up agreements with PharmAthene (the “Post-Closing Lock-up Agreements”). Pursuant to these agreements, each such stockholder will be subject to lock-up restrictions on the sale of PharmAthene common stock acquired in the Merger, pursuant to which 33% of the shares obtained in the Merger may be sold six months after the completion of the Merger, 66% may be sold nine months after the completion of the Merger, and 100% may be sold after the first anniversary of the date of completion of the Merger.

Each of PharmAthene and Theraclone have made customary representations, warranties and covenants in the Merger Agreement, including among others, covenants that (i) each party will conduct its business in the ordinary course consistent with past practice during the interim period between execution of the Merger Agreement and completion of the Merger; (ii) each party will not engage in certain kinds of transactions or take certain actions during such period (including, but not limited to, the issuance and sale of its securities and the incurrence of debt, with certain exceptions); (iii) Theraclone will solicit approval by its stockholders of the Merger Agreement and the transactions contemplated thereby and the board of directors of Theraclone will recommend that its stockholders adopt and approve the Merger Agreement, subject to certain exceptions; and (iv) PharmAthene will convene and hold a meeting of its stockholders for the purpose of considering the approval of the issuance of shares of PharmAthene common stock in connection with the Merger, the election of the PharmAthene and Theraclone board designees and the authorization of additional shares of common stock and the board of directors of PharmAthene will recommend that its stockholders adopt and approve such proposals, subject to certain exceptions.  PharmAthene also has agreed not to solicit proposals relating to alternative business combination transactions or enter into discussions or an agreement concerning any proposals for alternative business combination transactions, subject to exceptions in the event of its receipt of a “superior proposal,” as defined in the Merger Agreement. All representations and warranties of Theraclone (but not PharmAthene) included in the Merger Agreement will survive the completion of the Merger and remain in full force and effect until nine months after the closing date.

The Merger Agreement contains termination rights in favor of each of PharmAthene and Theraclone in certain circumstances. If PharmAthene terminates the Merger Agreement pursuant to its superior proposal termination right, it is obligated to pay to Theraclone a break-up fee of $3,500,000. If the PharmAthene board of directors changes its voting recommendations to PharmAthene stockholders as a result of a Transaction Event and Theraclone terminates as a result of such change in recommendation, or if PharmAthene terminated the Merger Agreement as a result of a Transaction Event (as defined below), PharmAthene is obligated to pay Theraclone a break-up fee of $4,500,000. A “Transaction Event” is defined to occur if the Court of Chancery of the State of Delaware renders a substantive decision on the merits in PharmAthene’s civil case against SIGA and within 20 business days thereafter the PharmAthene board of directors determines, in its reasonable discretion, that, as a result of such decision, it can no longer consider the Merger a merger of equals. In addition, either party may terminate the Merger Agreement if (i) the Merger has not been completed by January 31, 2014 (the “Outside Termination Date”), provided that if the registration statement on Form S-4 is not declared effective by October 4, 2013, then either party is generally entitled to extend the Outside Termination Date by 60 days, or (ii) the PharmAthene stockholders fail to approve the issuance of shares in the Merger, the increase in authorized shares of common stock or the election of the PharmAthene or Theraclone board designees. If (a) the Merger Agreement is terminated because the Merger has not been completed prior to the Outside Termination Date, (b) a takeover approval was announced prior to the PharmAthene stockholder meeting with respect to the Merger and (c) within nine months after the date of the termination of the Merger Agreement, PharmAthene enters into an agreement or understanding with respect to any takeover proposal that is subsequently completed, then PharmAthene is obligated to pay to Theraclone a break-up fee of $3,500,000. In certain other circumstances, PharmAthene will be obligated to reimburse Theraclone for expenses incurred in connection with the Merger, not to exceed $1,000,000.  The Merger Agreement contains certain indemnification provisions, which, among other things, provide that Theraclone stockholders are not obligated, absent fraud or willful misconduct, to indemnify PharmAthene and its affiliates unless and until the aggregate amount of indemnification claims brought against them by PharmAthene and its affiliates is at least $1,000,000. In addition, no Theraclone stockholder has an obligation, absent fraud or willful misconduct of Theraclone, to indemnify PharmAthene or its affiliates for an amount in excess of such Theraclone stockholder’s pro rata share of the Escrow Shares. The Merger Agreement furthermore appointed Steven Gillis, Ph.D. as the agent for and on behalf of the Theraclone stockholders with respect to the Merger Agreement and Escrow Agreement, as well as related matters.

Controlled Equity Offering Arrangements

Subsequent to June 30, 2013, we sold 1,105,837 shares of our common stock under the controlled equity offering arrangement, which resulted in net proceeds of approximately $1.7 million excluding the $0.5 million in proceeds from June sales that were not received until July (See Note 6). Aggregate gross proceeds of up to approximately $8.6 million remain available under the arrangement. However, under the terms of the Merger Agreement with Theraclone, we are currently prohibited from using the arrangement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  This information may involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  Statements that are not historical facts, including statements preceded by, followed by, or that include the words “will”; "potential"; "believe"; "anticipate"; "intend"; "plan"; "expect"; "estimate"; “predict”; "could"; "may"; “would”; "should"; “might”, “possible” or similar statements are forward-looking statements. Such statements include, but are not limited to, those referring to the potential for the generation of value, ability to leverage funding sources, potential for revenue, potential for growth, the expected completion and outcome of the merger and the transactions contemplated by the Merger Agreement with Theraclone and related agreements, statements about potential future government contract or grant awards, potential payments under government contracts or grants, potential regulatory approvals, future product advancements and anticipated financial or operational results.

Risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statement include, among others, failure to obtain necessary shareholder approval for the proposed merger with Theraclone and the matters related thereto; failure of either party to meet the conditions to closing of the transaction; delays in completing the transaction and the risk that the transaction may not be completed at all; failure to realize the anticipated benefits from the transaction or delay in realization thereof; the businesses of PharmAthene and Theraclone may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected; operating costs and business disruption during the pendency of and following the transaction, including adverse effects on employee retention and on business relationships with third parties; the combined company’s need for and ability to obtain additional financing; risk associated with the reliability of the results of the studies relating to human safety and possible adverse effects resulting from the administration of the combined company's product candidates; unexpected funding delays and/or reductions or elimination of U.S. government funding for one or more of the combined company's development programs; the award of government contracts to competitors; unforeseen safety issues; unexpected determinations that these product candidates prove not to be effective and/or capable of being marketed as products; as well as risks detailed from time to time in PharmAthene's Form 10-K under the caption "Risk Factors" and in its other reports filed with the U.S. Securities and Exchange Commission (the "SEC").

In particular, there is significant uncertainty regarding the level and timing of sales of Arestvyr™ and when and whether it will be approved by the U.S. FDA and corresponding health agencies around the world. PharmAthene cannot predict with certainty if or when SIGA will begin recognizing profit on the sale thereof and there can be no assurance that any profits received by SIGA and paid to PharmAthene will be significant. In its May 2013 decision, the Delaware Supreme Court reversed the remedy ordered by the Court of Chancery and remanded the issue of a remedy back to the trial court for reconsideration in light of the Supreme Court’s opinion. As a result, there can be no assurance that the Chancery Court will issue a remedy that provides PharmAthene with a financial interest in Arestvyr™ and related products or any meaningful remedy. In addition, significant additional research work, non-clinical animal studies, human clinical trials, and manufacturing development work remain to be done with respect to SparVax® and each of Theraclone's lead product candidates, TCN-202 and TCN-032. At this point there can be no assurance that any of these product candidates will be shown to be safe and effective and approved by regulatory authorities for use in humans.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements which present our results of operations for the three and six months ended June 30, 2013 and 2012, as well as our financial positions at June 30, 2013 and December 31, 2012, contained elsewhere in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 13, 2013, including the audited consolidated financial statements contained therein.

Overview

We are a biodefense company engaged in the development and commercialization of next generation medical countermeasures against biological and chemical threats.  Our current biodefense portfolio includes the following product candidates:

•	SparVax®, a next generation recombinant protective antigen (“rPA”) anthrax vaccine. In May 2013 the FDA lifted the clinical hold it had placed on SparVax® in August 2012. We are now in discussions with BARDA regarding the commencement of our planned Phase II clinical trial for that product candidate.

•	rBChE (recombinant butyrylcholinesterase) bioscavanger, a medical countermeasure for nerve agent poisoning by organophosphorous compounds, including nerve gases and pesticides.

•	Valortim®, a fully human monoclonal antibody for the prevention and treatment of anthrax infection.

In addition, in May 2013 the Delaware Supreme Court affirmed a September 2011 ruling of the Delaware Court of Chancery that SIGA Technologies, Inc. (“SIGA”) had breached certain contractual obligations to us. The matter is on remand to the Delaware Court of Chancery to fashion a remedy in light of the Supreme Court’s decision. Previously the Court of Chancery had awarded us the right to receive 50% of all net profits (as defined in the court’s prior final judgment) related to the sale of SIGA’s Arestvyr™ (formerly known as ST-246®) and related products for 10 years following initial commercial sale of the drug once SIGA earns $40 million in net profits from such sales. There can be no assurance that the Delaware Court of Chancery will re-instate its prior remedy or order another meaningful remedy for us, that SIGA will not appeal any subsequent decision by the Court of Chancery, and that SIGA will not be successful in any subsequent appeal.

Recent Developments

On July 31, 2013, we entered into an agreement and plan of merger (the “Merger Agreement”) pursuant to which our wholly-owned subsidiary, Taurus Merger Sub, Inc., will be merged with and into Theraclone Sciences, Inc. (“Theraclone”). The description of the Merger Agreement is incorporated herein by reference to Note 7 - Subsequent Events in the accompanying notes to unaudited condensed consolidated financial statements, and to our current report on Form 8-K filed with the SEC on August 1, 2013, including the exhibits thereto.

Critical Accounting Policies

A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

During the six months ended June 30, 2013, there were no significant changes in critical accounting policies from those at December 31, 2012.

Results of Operations

Revenue

We recognized revenue of $4.3 million and $6.3 million during the three months ended June 30, 2013 and 2012, respectively. We recognized revenue of $10.8 million and $12.5 million during the six months ended June 30, 2013 and 2012, respectively.

	Three months ended June 30,
Revenue ($ in millions)	2013	2012	% Change
SparVax®	$3.5	$6.1	(42.6)%
rBChE bioscavanger	0.8	0.2	300.0%
Valortim®	-	-	-%
Total Revenue	$4.3	$6.3	(31.7)%

	Six months ended June 30,
Revenue ($ in millions)	2013	2012	% Change
SparVax®	$8.6	$11.3	(23.9)%
rBChE bioscavanger	2.2	1.1	100.0%
Valortim®	-	0.1	(100.0)%
Total Revenue	$10.8	$12.5	(13.6)%

Our revenue was derived primarily from contracts with the U.S. government for the development of SparVax® and our rBChE bioscavanger. Our revenue in the three and six months ended June 30, 2013 changed from the comparable periods of 2012 primarily due to the following:

•	Under our contract for the development of SparVax®, we recognized approximately $3.5 million and $6.1 million of revenue for the three months ended June 30, 2013 and 2012, respectively, and approximately $8.6 million and $11.3 million of revenue for the six months ended June 30, 2013 and 2012, respectively. During the three and six months ended June 30, 2013 revenue was primarily attributable to ongoing stability testing of our Bulk Drug Substance (BDS) and Final Drug Product (FDP), BDS process characterization studies, a non-clinical rabbit dose ranging efficacy study and continued immunopotency assay development which included qualification and acceptance by the FDA. Milestone revenue for the six months ended June 30, 2013 was $0.07 million (no milestone revenue was recorded for the three months ended June 30, 2013). During the three and six months ended June 30, 2012 revenue for the SparVax® program was primarily attributable to the initiation of BDS process characterization to prepare for validation activities, further progression in the development of bioanalytical and analytical assays and the achievement of several contract milestones. Revenue for the six months ended June 30, 2012 was also attributable to work related to the manufacture of SparVax® FDP as well as activities related to the Phase II clinical trial that had been anticipated to commence later in 2012 but was suspended following the FDA’s clinical hold in August 2012 and the completion of certain activities related to the development of analytical assays and ongoing stability programs for BDS and FDP. Milestone revenue received for the achievement of key technical milestones for the three and six months ended June 30, 2012 was $0.4 million and $1.3 million, respectively. The decrease in revenue for the three and six months ended June 30, 2013 compared to the same periods in 2012 is due to the decrease in milestone revenue, the completion of the majority of on-site work at our subcontractor’s manufacturing facility, the postponement of certain assay validation work as a result of the FDA’s clinical hold imposed in August 2012, as well as reduced activity relating to the potency assay, as we replaced the assay we had been using with an improved assay, work on which will take place in future periods. With the lifting of the FDA’s clinical hold in May 2013 on SparVax®, we anticipate recognizing revenue starting later this year with respect to a planned Phase II clinical trial for that product candidate. However, we anticipate that SparVax® revenues will remain lower in the second half of 2013 than they were for the corresponding period during 2012.

•	Under our contract for our second generation rBChE bioscavanger, we recognized approximately $0.8 million and $0.2 million of revenue for the three months ended June 30, 2013 and 2012, respectively, and approximately $2.2 million and $1.1 million of revenue for the six months ended June 30, 2013 and 2012, respectively. In the first three and six months of 2012 our activities related to clone generation and initiation of process development, while in the comparable 2013 periods we continued with the process development work and focused on material generation and initiated non-clinical studies.

Research and Development Expenses

Our research and development expenses were $3.4 million and $4.9 million for the three months ended June 30, 2013 and 2012, respectively.  Our research and development expenses were $8.6 million and $9.6 million for the six months ended June 30, 2013 and 2012, respectively.  These expenses resulted from research and development activities in all periods related primarily to our SparVax® and rBChE bioscavanger programs.  Direct expenses included salaries and other costs of personnel, raw materials and supplies, and an allocation of indirect expenses.  We also incurred third-party costs, such as contract research, consulting and clinical development costs for individual projects.  Research and development expenses for the three months ended June 30, 2013, were net of the receipt of approximately $0.5 million, the result of the settlement of a lawsuit filed against a vendor. Research and development expenses for the three months ended June 30, 2012 were net of cost reimbursements under certain of our government grants of $0.4 million. For the three months ended June 30, 2013, no cost reimbursements by the government were recorded as an offset to research and development expenses. Research and development expenses for the six months ended June 30, 2013 and 2012 were net of cost reimbursements under certain of our government grants of $0.02 million and $1.0 million, respectively.

Research and development expenses for the three and six months ended June 30, 2013 and 2012 were attributable to research programs as follows:

	Three Months ended June 30,
Research and Development Expenses ($ in millions)	2013	2012	% Change
SparVax® and Valortim®	$3.3	$4.6	(28.3)%
rBChE bioscavenger	0.6	0.3	100.0%
Internal research and development	(0.5)	-	-%
Total research and development expenses	$3.4	$4.9	(30.6)%

	Six Months ended June 30,
Research and Development Expenses ($ in millions)	2013	2012	% Change
SparVax® and Valortim®	$7.7	$8.8	(12.5)%
rBChE bioscavenger	1.4	0.7	100.0%
Internal research and development	(0.5)	0.1	(600.0)%
Total research and development expenses	$8.6	$9.6	(10.4)%

For the three and six months ended June 30, 2013, research and development expenses decreased $1.5 million and $1.0 million, respectively from the same periods in the prior year, primarily due to (i) the receipt in the 2013 period of approximately $0.5 million, the result of the settlement of a lawsuit filed against a vendor and (ii) decreased costs related to our SparVax® program as a result of the fact that ongoing process characterization studies and non-clinical studies were nearing completion, the postponement of certain assay validation work, and reduced activity relating to the potency assay, as we replaced the assay we had been using with an improved assay, work on which will take place in future periods. These reductions in cost were partially offset by increased costs in our rBChE bioscavanger program. With the lifting of the FDA’s clinical hold in May 2013 on SparVax®, we anticipate incurring costs starting later this year with respect to a planned Phase II clinical trial for that product candidate.

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

Expenses associated with general and administrative functions were $2.3 million for the three months ended June 30, 2013 and $2.8 million for the three months ended June 30, 2012.  The $0.5 million dollar decrease from the same period in the prior year, was principally due to reduced labor and associated share-based compensation costs and reduced professional and consulting and legal fees.

Expenses associated with general and administrative functions were $4.6 million for the six months ended June 30, 2013 and $5.7 million for the six months ended June 30, 2012.  The $1.1 million dollar decrease from the same period in the prior year was principally due to reduced labor and associated share-based compensation costs and reduced professional and consulting and legal fees.

Depreciation

Depreciation expense was $41,854 for the three months ended June 30, 2013 and $76,448 for the three months ended June 30, 2012.  Depreciation expense was $94,456 for the six months ended June 30, 2013 and $162,358 for the six months ended June 30, 2012.

Other Income (Expense)

Other income (expense) primarily consists of income on our cash and investments, interest expense on our debt and other financial obligations, changes in the fair value of our derivative financial instruments, foreign currency transaction gains or losses, and the gain on the disposal of property and equipment.

Other income was $256,563 for the three months ended June 30, 2013, compared to $717,794 in the comparable period in 2012, a decrease of $461,231. The decrease was primarily the result of a $470,985 decrease in unrealized gains related to the changes in fair value of our derivative instruments.

Other expense was $754,345 in the six months ended June 30, 2013, compared to $220,993 in the comparable period in 2012, an increase of $533,352. The increase was primarily the result of (i) a $385,100 increase in unrealized losses related to the changes in fair value of our derivative instruments (ii) $85,437 of additional interest expense in 2013 generated from our loans with GE Capital, and (iii) $66,626 gain in 2012 on the disposal of property and equipment.

Income Taxes

The provision for income taxes was $11,206 and $16,133 during the three months ended June 30, 2013 and 2012, respectively. The provision for income taxes was $20,949 and $166,538 during the six months ended June 30, 2013 and 2012, respectively. Our provision for income taxes results from the difference between the treatment of goodwill for income tax purposes and for U.S. GAAP.

Liquidity and Capital Resources

Overview

In addition to monies paid under our development contract for SparVax®, our primary source of cash during the second quarter and first half of 2013 was provided from proceeds raised as a result of sales of shares of our common stock under the controlled equity offering arrangement, which we commenced at the end of March 2013. Under the terms of our Merger Agreement with Theraclone, we are currently prohibited from using our controlled equity offering arrangement. Our future capital requirements will depend on many factors, including, the progress of our research and development programs; the progress of pre-clinical and clinical testing; the time and cost involved in obtaining regulatory approval; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; changes in our existing research relationships; competing technological and marketing developments; our ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others; and any future change in our business strategy, including the proposed merger between the Company and Theraclone.  If the proposed merger between the Company and Theraclone is not completed, the Company will reevaluate its strategic alternatives. Our cash requirements could change materially as a result of shifts in our business and strategy. The need to raise additional capital will depend on many factors, including but not limited to, the completion of the proposed merger, our future cash requirements, future contract funding, the ongoing proceedings in our litigation with SIGA, the timing, amount, and profitability of sales of Arestvyr™, if any (including potentially the timing of SIGA’s recognition of revenue related thereto) in the event the trial court awards us a remedy tied to sales or profits of that product, and our ability to collect monies from SIGA in the event the trial court awards us a remedy tied to sales or profits of Arestvyr™.

Historically, we have not generated positive cash flows from operations.  To bridge the gap between payments made to us under our government contracts and grants and our operating and capital needs, we have had to rely on a variety of financing sources, including the issuance of equity and equity-linked securities and proceeds from loans and other borrowings.  On March 25, 2013, we entered into a controlled equity offering arrangement pursuant to which we may offer and sell, from time to time, through a sales agent, shares of our common stock having an aggregate offering price of up to $15.0 million. As of June 30, 2013, aggregate gross sales for additional common stock of approximately $10.4 million remained available under the arrangement. (See Financing Activities below). For the foreseeable future, we will continue to need these types of financing vehicles and potentially others to help fund our future operating and capital requirements; however, under the terms of the Merger Agreement with Theraclone, we are currently prohibited from using the arrangement.

Due to the current economic environment, the U.S. government may be forced or choose to reduce or delay spending in the biodefense field, which could decrease the likelihood of future government contract awards, the likelihood that the government will exercise its right to extend any of its existing contracts with us and/or the likelihood that the government would procure products from us.

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

Sources and Uses of Cash

Cash and cash equivalents were $15.8 million and $12.7 million at June 30, 2013 and December 31, 2012, respectively.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$(234,987)	$(1,912,379)
Investing activities	(70,581)	67,400
Financing activities	3,398,040	2,389,563
Effects of exchange rates on cash	(4,080)	(4,434)
Total increase in net cash	$3,088,392	$540,150

Operating Activities

Net cash used by operating activities was $0.2 million and $1.9 million for the six months ended June 30, 2013 and 2012, respectively.

Net cash used by operating activities during the six months ended June 30, 2013 reflects our net loss of $3.3 million, adjusted for $0.7 million for non-cash share-based compensation expense, $0.6 million for the increase in the fair value of derivative instruments and $0.2 million for other non-cash expenses. A decrease in receivables (billed and unbilled) of $1.3 million and an increase in accounts payable of $1.3 million was partially offset by a decrease in accrued expenses and other liabilities of $0.4 million and deferred revenue of $0.9 million. The increase in the fair value of the derivative instruments primarily relates to the change in our stock price from December 31, 2012 to June 28, 2013.

Net cash used in operations during the six months ended June 30, 2012 reflects our net loss of $3.4 million, adjusted for non-cash share-based compensation expense of $1.1 million, the increase in the fair value of derivative instruments of $0.2 million and other noncash expenses of $0.3 million. The increase in unbilled accounts receivable of approximately $1.8 million was partially offset by a decrease in accounts receivable of approximately $1.0 million.  The increase in the fair value of the derivative instruments primarily relates to the change in our stock price from December 30, 2011 to June 29, 2012.

Investing Activities

There were no significant investing activities during the six months ended June 30, 2013 and June 30, 2012.

Financing Activities

Net cash provided by financing activities was $3.4 million for the six months ended June 30, 2013, as compared to, $2.4 million provided by financing activities for the six months ended June 30, 2012.

Net cash provided by financing activities for the six months ended June 30, 2013 was principally the result of net proceeds received from sales of our stock under the controlled equity offering arrangement partially offset by the repayment the current portion of long-term debt and net repayment of the revolving credit agreement. The majority of our cash provided by financing for the six months ended June 30, 2012, was a result of us entering into a senior fully-secured debt facility.

On March 25, 2013, we entered into a controlled equity offering arrangement pursuant to which we may offer and sell, from time to time, through a sales agent, shares of our common stock having an aggregate offering price of up to $15.0 million. Under the arrangement, the agent may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NYSE MKT, on any other existing trading market for the Common Stock or to or through a market maker. We are not obligated to sell any shares under this arrangement. We are obligated to pay the agent a commission of 3.0% of the aggregate gross proceeds from each sale of shares. As of June 30, 2013, aggregate gross sales for additional common stock of approximately $10.4 million remained available under the arrangement. Under the terms of the Merger Agreement with Theraclone, we are currently prohibited from using the arrangement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following are contractual commitments at June 30, 2013:

Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years

Operating facility leases	$3,226,000	$797,600	$1,643,200	$785,200	$-
Research and development agreements	4,144,000	4,138,000	6,000	-	-
Term loan, principal payments only	2,250,001	999,996	1,250,005	-	-
Total contractual obligations	$9,620,001	$5,935,596	$2,899,205	$785,200	$-

(1)  This table does not include any royalty payments relating to future sales of products subject to license agreements the Company has entered into in relation to its in-licensed technology, as the timing and likelihood of such payments are not known. In addition, the table does not include the final payment fee of $75,000 on the term loan, which is being accrued and expensed over the term of the agreement, using the effective interest method, or the debt discount, which is being amortized over the term of the agreement. The debt discount and final payment accrual at June 30, 2013 were $32,214 and $39,810 respectively.

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

The change in fair value of our derivative instruments is calculated utilizing the Black-Scholes model; therefore, a 10% increase/decrease in the closing price of our common stock at June 30, 2013 would result in a change in fair value of derivative instruments and our earnings of approximately $0.3 million.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2013, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Except as noted below, we are not a party to any material legal proceedings.

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

In September 2011, the Court issued an opinion in the case finding that SIGA had breached certain contractual obligations to us and upholding our claims of promissory estoppel.  The Court awarded us the right to receive 50% of all net profits (as defined in the court’s final judgment) related to the sale of Arestvyr™ and related products for 10 years following initial commercial sale of the drug once SIGA earns $40 million in net profits from the sale of Arestvyr™ and related products.  The Court also awarded us one-third of our reasonable attorney's fees and expert witness fees, which amounts to approximately $2.4 million plus interest. In May 2012, the Court issued its final judgment. SIGA appealed aspects of the decision to the Delaware Supreme Court. In response, we cross-appealed other aspects of the decision.

In May 2013, the Delaware Supreme Court issued its ruling on the appeal, affirming the lower Court’s finding of breach of contract, reversing its finding of promissory estoppel, and remanding the case back to the Court of Chancery to reconsider the remedy and award of attorney's fees and expert witness costs in light of the Supreme Court’s opinion.

We can provide no assurances that on remand the Delaware Court of Chancery will re-instate its prior remedy or order another meaningful remedy for us, that SIGA will not appeal any subsequent decision by the Court of Chancery, and that SIGA will not be successful in any subsequent appeal. We have not yet recorded any amount due from SIGA in relation to this case.

Item 1A.  Risk Factors

Investing in our securities involves risks.  In addition to the other information in this quarterly report on Form 10-Q, stockholders and potential investors should carefully consider the risks and uncertainties discussed in the section "Item 1A.  Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2012.  If any of the risks and uncertainties set forth in our 2012 annual report on Form 10-K or below actually materialize, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment. The risks and uncertainties set forth in our 2012 annual report on Form 10-K and below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.

The announcement and pendency of the merger with Theraclone could have an adverse effect on the trading price of PharmAthene common stock and/or the business, financial condition, results of operations or business prospects for PharmAthene.

While there have been no significant adverse effects to date, the announcement and pendency of the merger could disrupt PharmAthene’s business in the following ways, among others:

•	third parties may seek to terminate and/or renegotiate their relationships with PharmAthene as a result of the merger, whether pursuant to the terms of their existing agreements with PharmAthene or otherwise; and

•	the attention of PharmAthene management may be directed toward completion of the merger and related matters and may be diverted from the day-to-day business operations of PharmAthene, including from other opportunities that otherwise might be beneficial to PharmAthene.

Should they occur, any of these matters could adversely affect the trading price of PharmAthene common stock or harm the financial condition, results of operations or business prospects of PharmAthene.

Failure to complete the merger could negatively impact PharmAthene’s business, financial condition or results of operations or the trading price of PharmAthene common stock.

Completion of the merger is subject to a number of conditions, including but not limited to the approval of certain matters in connection with the merger by the stockholders of PharmAthene and Theraclone. There can be no assurance that such stockholder approval will be obtained or the other conditions to completion of the merger will be satisfied, or, if satisfied, that they will be satisfied within the time period contemplated by management of PharmAthene and Theraclone. If the merger is not completed or is delayed, PharmAthene will be subject to several risks, including but not limited to:

•	the current trading price of PharmAthene common stock may reflect a market assumption that the merger will occur, meaning that a failure to complete the merger could result in a decline in the trading price of PharmAthene common stock;

•	the PharmAthene board of directors will need to reevaluate PharmAthene’s strategic alternatives, which alternatives may include a sale of the company, or other strategic transaction;

•	PharmAthene may be required to reimburse Theraclone for expenses of up to $1 million or pay a termination fee of up to $4.5 million to Theraclone, if the Merger Agreement is terminated under certain circumstances;

•	PharmAthene will incur substantial transaction costs in connection with the merger whether or not the merger is completed;

•	under the Merger Agreement, PharmAthene is subject to certain restrictions on the conduct of its business prior to completion of the merger, which restrictions could adversely affect our ability to realize certain of our respective business strategies or take advantage of certain business opportunities.

If the merger is not completed, these risks may materialize and affect materially and adversely PharmAthene’s business, financial condition, results of operations, or the trading price of PharmAthene common stock.

The issuance of shares of PharmAthene common stock to Theraclone stockholders in the merger will dilute substantially the voting power of current PharmAthene stockholders.

Pursuant to the terms of the Merger Agreement, PharmAthene will issue shares of PharmAthene common stock to Theraclone’s stockholders, such that, following the completion of the transactions contemplated by the Merger Agreement (the “Effective Time”), the security holders of PharmAthene immediately prior to the Effective Time and the security holders of Theraclone immediately prior to the Effective Time will each own approximately 50% of the fully-diluted equity (without regard to PharmAthene options and warrants having an exercise price greater than $2.50 per share) after the merger.

Accordingly, the issuance of shares of PharmAthene common stock to Theraclone stockholders in the merger will reduce significantly the relative voting power of each share of PharmAthene common stock held by current PharmAthene stockholders. Consequently, PharmAthene stockholders as a group will have significantly less influence over the management and policies of the combined company after the merger than prior to the merger.

The Merger Agreement and the voting agreements contain provisions that could discourage or make it difficult for a third party to acquire PharmAthene prior to completion of the merger.

The Merger Agreement and related voting and lock-up agreements contains provisions that make it difficult for PharmAthene to entertain a third-party proposal for an acquisition of PharmAthene. These provisions might discourage an otherwise interested third party from considering or proposing an acquisition of PharmAthene, even one that may be deemed of greater value to PharmAthene stockholders than the merger with Theraclone. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee or payment of the other party’s expenses may result in that third party offering a lower value to PharmAthene stockholders than such third party might otherwise have offered.

Because the lack of a public market for shares of Theraclone capital stock makes it difficult to evaluate the fairness of the merger, Theraclone stockholders may receive consideration in the merger that is greater than the fair value of the shares of capital stock of Theraclone.

Theraclone is privately held and its outstanding capital stock is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair value of Theraclone or its shares of capital stock. Since the percentage of PharmAthene’s equity to be issued to Theraclone stockholders was determined based on negotiations between the parties, it is possible that the value of the PharmAthene securities to be issued in the merger will be greater than the fair value of Theraclone.

The success of the merger will depend, in large part, on the ability of the combined company following completion of the merger to realize the anticipated benefits from combining the businesses of PharmAthene and Theraclone.

The merger involves the integration of two companies that previously have operated independently with principal offices in two distinct locations. Due to legal restrictions, PharmAthene and Theraclone are able to conduct only limited planning regarding the integration of the two companies prior to completion of the merger. Significant management attention and resources will be required to integrate the two companies after completion of the merger. The failure to integrate successfully and on a timely basis and to manage successfully the challenges presented by the integration process may result in the combined company’s failure to achieve, or delay in achieving, some or all of the anticipated benefits of the merger. Potential difficulties that may be encountered in the integration process include the following:

•	using the combined company’s cash and other assets efficiently to develop the business of the combined company;

•	appropriately managing the liabilities of the combined company;

•	potential unknown or currently unquantifiable liabilities associated with the merger and the operations of the combined company;

•	potential unknown and unforeseen expenses, delays or regulatory conditions associated with the merger; and

•	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the merger and integrating the companies’ operations.

Delays in the integration process could adversely affect the combined company’s business, financial results, financial condition and stock price following the merger. Even if the combined company is able to integrate the business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, innovation and operational efficiencies that may be possible from this integration and that these benefits will be achieved within a reasonable period of time.

As a result of the ruling of the Delaware Supreme Court we no longer have a financial interest in Arestvyr™ and there can be no assurance that the Chancery Court will issue a remedy that provides us with a financial interest in that product or another meaningful remedy.

In its May 2013 decision, the Delaware Supreme Court reversed the remedy ordered by the Court of Chancery and remanded the issue of a remedy back to the trial court for reconsideration in light of the Supreme Court’s opinion. As a result there can be no assurance that the Chancery Court will issue a remedy that provides us with a financial interest in Arestvyr™ and related products or any meaningful remedy. Even if the Court of Chancery does provide us with a remedy that provides us with a financial interest in Arestvyr™, we may never receive any proceeds from SIGA’s future sales of that product.

In addition to the risks that ordinarily accompany the development and commercialization of biodefense products, including with respect to government contracting activities (including protests filed by third parties), competition (which with respect to Arestvyr™ includes potential competing products being developed by Chimerix, Inc.), FDA and other regulatory approval and commercialization efforts, which are described elsewhere in our risk factors, any interest we may have in future sales of SIGA’s product Arestvyr™ and related products is subject to additional risks, including, but not limited to the following.

SIGA’s ability to deliver product to the SNS (and potential foreign government purchasers), and the timing and profitability thereof (including the timing of SIGA’s recognition of revenue related thereto), are subject to a number of significant risks and uncertainties (certain of which are outlined in SIGA’s filings with the SEC) as to which we have limited knowledge and no ability to control, mitigate or fully evaluate.  We have no first-hand knowledge of, and SIGA has not publicly disclosed, any information related to the potential margins or profitability of Arestvyr™ and related products.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6.  Exhibits.

No.	Description
2.1	Agreement and Plan of Merger dated as of July 31, 2013 by and among PharmAthene, Inc., Taurus Merger Sub, Inc., Theraclone Science, Inc. and Steven Gillis, Ph.D., as Securityholders’ Representative*
10.1	Form of PharmAthene Voting and Lock-Up Agreement dated as of July 31, 2013*
10.2	Form of Theraclone Voting and Lock-Up Agreement dated as of July 31, 2013*
10.3	Form of Board Composition Agreement*
10.4	Form of Post-Closing Lockup Agreement*
31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
(101)	The following condensed consolidated financial statements from the PharmAthene, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in Extensive Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2013 and 2012, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) Notes to consolidated financial statements.*

101.INS	Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Incorporated by reference to the corresponding exhibit in the Company’s current report on Form 8-K filed on August 1, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMATHENE, INC.

Dated: August 7, 2013	By:	/s/ Eric I. Richman
Eric I. Richman
President and Chief Executive Officer

Dated: August 7, 2013	By:	/s/ Linda L. Chang
Linda L. Chang
Chief Financial Officer

