Form 10-Q
period 2013-09-30
PHARMATHENE, INC
filed 2013-11-07
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of November 1, 2013 was 52,310,913.

PHARMATHENE, INC.

Item 1.  Financial Statements

PHARMATHENE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,943,399	$12,701,517
Billed accounts receivable	-	2,432,641
Unbilled accounts receivable	1,613,325	4,114,442
Prepaid expenses and other current assets	209,514	547,245
Total current assets	17,766,238	19,795,845

Property and equipment, net	429,506	483,976
Other long-term assets and deferred costs	74,594	113,130
Goodwill	2,348,453	2,348,453
Total assets	$20,618,791	$22,741,404

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	1,159,179	1,697,280
Accrued expenses and other liabilities	2,590,605	2,328,877
Deferred revenue	471,816	1,381,755
Current portion of long-term debt	999,996	749,997
Current portion of derivative instruments	191,643	-
Short-term debt	-	1,330,507
Total current liabilities	5,413,239	7,488,416

Other long-term liabilities	592,028	579,427
Long-term debt, less current portion	974,413	1,704,108
Derivative instruments, less current portion	2,285,545	1,295,613
Total liabilities	9,265,225	11,067,564

Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 52,297,580 and 48,352,651 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	5,230	4,835
Additional paid-in-capital	217,471,662	210,495,905
Accumulated other comprehensive loss	(220,110)	(217,328)
Accumulated deficit	(205,903,216)	(198,609,572)
Total stockholders' equity	11,353,566	11,673,840
Total liabilities and stockholders' equity	$20,618,791	$22,741,404

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Contract Revenue	3,488,142	6,696,126	14,258,680	19,162,176

Operating expenses:
Research and development	2,556,383	5,138,622	11,192,403	14,762,634
General and administrative	4,086,348	3,275,428	8,698,873	9,004,008
Depreciation	44,593	72,453	139,049	234,811
Total operating expenses	6,687,324	8,486,503	20,030,325	24,001,453

Loss from operations	(3,199,182)	(1,790,377)	(5,771,645)	(4,839,277)
Other income (expense):
Interest income	31	5,727	2,470	13,534
Interest expense	(89,817)	(112,529)	(289,635)	(226,910)
Realization of cumulative translation adjustment	-	1,227,656	-	1,227,656
Change in fair value of derivative instruments	(628,622)	508,971	(1,181,575)	341,118
Other income (expense)	507	(31,312)	(3,506)	22,122
Total other income (expense)	(717,901)	1,598,513	(1,472,246)	1,377,520

Net loss before provision for income taxes	(3,917,083)	(191,864)	(7,243,891)	(3,461,757)
Provision for income taxes	(28,804)	(22,072)	(49,753)	(188,610)
Net Loss	$(3,945,887)	$(213,936)	$(7,293,644)	$(3,650,367)

Basic and diluted net loss per share	$(0.08)	$(0.00)	$(0.15)	$(0.08)

Weighted average shares used in calculation of basic and diluted net loss per share	52,166,733	48,345,984	50,105,641	48,314,058

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net loss	$(3,945,887)	$(213,936)	$(7,293,644)	$(3,650,367)
Other comprehensive (loss) income:
Realization of cumulative translation adjustment included in net loss	-	(1,227,656)	-	(1,227,656)
Foreign currency translation adjustments	164	7,690	(2,782)	1,157
Comprehensive loss	$(3,945,723)	$(1,433,902)	$(7,296,426)	$(4,876,866)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2013	2012

Operating activities
Net loss	$(7,293,644)	$(3,650,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Realization of cumulative translation adjustment	-	(1,227,656)
Share-based compensation expense	957,261	1,499,910
Change in fair value of derivative instruments	1,181,575	(341,118)
Depreciation expense	139,049	234,811
Provision for deferred income taxes	49,753	188,610
Non-cash interest expense	104,726	81,252
Gain on the disposal of property and equipment	(3,500)	(66,626)
Changes in operating assets and liabilities:
Billed accounts receivable	2,432,641	2,818,201
Unbilled accounts receivable	2,501,117	(661,103)
Prepaid expenses and other current assets	313,384	557,683
Accounts payable	(588,086)	400,764
Accrued expenses and other liabilities	203,951	455,184
Deferred revenue	(909,939)	(467,409)
Net cash used by operating activities	(911,712)	(177,864)

Investing activities
Purchases of property and equipment	(84,579)	-
Proceeds from the sale of property and equipment	3,500	67,400
Net cash (used) provided by investing activities	(81,079)	67,400

Financing activities
Proceeds from issuance (repayment) of debt and warrants	(499,998)	2,500,000
Net proceeds from (repayment of) revolving credit agreement	(1,330,507)	1,208,370
Deferred financing costs	-	(216,460)
Change in restricted cash requirements	-	100,000
Proceeds from issuance of common stock, net of offering costs	6,068,891	38,984
Other	-	(32,960)
Net cash provided by financing activities	4,238,386	3,597,934
Effects of exchange rates on cash	(3,713)	2,087
Increases in cash and cash equivalents	3,241,882	3,489,557
Cash and cash equivalents, at beginning of period	12,701,517	11,236,771
Cash and cash equivalents, at end of period	$15,943,399	$14,726,328

Supplemental disclosure of cash flow information
Cash paid for interest	$184,909	$145,658
Noncash Financing activity
Value of warrants issued to lender in connection with loan	$-	$69,876

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013

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

Revolving Line of Credit and Term Loan

As discussed further in Note 7, we entered into a loan agreement with General Electric Capital Corporation (“GE Capital”) in March 2012. As part of that agreement, we issued stock purchase warrants to GE Capital that expire in March 2022 (see Note 7). The fair value of the warrants was charged to additional paid-in-capital, resulting in a debt discount to the term loan at the date of issuance. The debt discount and the financing costs incurred in connection with the agreement are being amortized over the term of the loan using the effective interest method. The amortization of both the debt discount and deferred financing costs are included in interest expense in the unaudited condensed consolidated statements of operations.

 Significant Customers and Accounts Receivable

Our primary customers are the U.S. Department of Defense (the “DoD”) - Chemical Biological Medical Systems (“CBMS”), and the Biomedical Advanced Research and Development Authority (“BARDA”). As of September 30, 2013 and December 31, 2012, the Company’s billed and unbilled receivable balances were comprised solely of receivables from CBMS and BARDA.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net identifiable assets associated with acquisitions. We review the recoverability of goodwill when there are indicators of impairment and at least annually as of December 31st by comparing our market value (as measured by our stock price multiplied by the number of outstanding shares as of the end of the year) to the net book value of our equity. If our market value exceeds our net book value, no further analysis is required. Changes in our business strategy or adverse changes in market conditions could impact the impairment analyses and require the recognition of an impairment charge equal to the excess of the carrying value of goodwill over its estimated fair value. We completed our last annual impairment assessment of goodwill as of December 31, 2012 and determined that there was no impairment as of that date.

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

Milestones are considered substantive if all of the following conditions are met:

•	it is commensurate with either our performance to meet the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from our performance to achieve the milestone;

•	it relates solely to past performance; and

•	the value of the milestone is reasonable relative to all the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

If a milestone is deemed not to be substantive, the Company recognizes the portion of the milestone payment as revenue that correlates to work already performed using the proportional performance method; the remaining portion of the milestone payment is deferred and recognized as revenue as the Company completes its performance obligations.

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

We analyze each cost reimbursable grant to determine whether we should report such reimbursements as revenue or as an offset to our expenses incurred. For the three months ended September 30, 2012, we recorded approximately $0.1 million of costs reimbursed by the government as an offset to research and development expenses, while no such reimbursements were recorded for the three months ended September 30, 2013.  For the nine months ended September 30, 2013 and 2012, we recorded approximately $0.02 million and $1.1 million, respectively, of costs reimbursed by the government as an offset to research and development expenses.

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

Employee share-based compensation expense recognized in the three months and nine months ended September 30, 2013 and 2012 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures based on historical forfeitures.

Share-based compensation expense for the three months ended September 30, 2013 and 2012 was:

	Three months ended September 30,
	2013	2012

Research and development	$105,796	$107,199
General and administrative	198,876	332,006
Total share-based compensation expense	$304,672	$439,205

During the three months ended September 30, 2013 and September 30, 2012, no options were granted to employees and nonemployee directors and we made no restricted stock grants.

Share-based compensation expense for the nine months ended September 30, 2013 and 2012 was:

	Nine months ended September 30,
	2013	2012

Research and development	$268,289	$351,342
General and administrative	688,972	1,148,568
Total share-based compensation expense	$957,261	$1,499,910

During the nine months ended September 30, 2013, we granted 205,000 options to employees, nonemployee directors and consultants and made no restricted stock grants.  During the nine months ended September 30, 2012, we granted 200,948 options to employees and nonemployee directors and made no restricted stock grants.

At September 30, 2013, we had total unrecognized share-based compensation expense related to unvested awards of approximately $1.6 million, net of estimated forfeitures, which we expect to recognize as expense over a weighted-average period of 1.9 years.

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

Our provision for income taxes was $0.03 million and $0.02 million during the three months ended September 30, 2013 and 2012, respectively. The provision for income taxes was $0.05 million and $0.2 million during the nine months ended September 30, 2013 and 2012, respectively. The provision for income taxes is a result of the difference between the treatment of goodwill for income tax purposes and for U.S. GAAP, resulting in a deferred tax liability which cannot be used to offset deferred tax assets. This deferred tax liability is included in our condensed consolidated balance sheet in other long-term liabilities.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses. A total of approximately 11.6 million potentially dilutive securities have been excluded in the calculation of diluted net loss per share in the three and nine months ended September 30, 2013 and 11.5 million potentially dilutive securities have been excluded in the calculation of diluted net loss per share in the three and nine months ended September 30, 2012 because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, (“ASU 2013-11”). The objective of this update is to eliminate the diversity in practice in the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The amendments in this update require an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for those instances described above, except in certain situations discussed in the update. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently evaluating the impact of adopting this guidance.

In March 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-05, Foreign Currency Matters (Topic 830)-Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, (“ASU 2013-05”). This amendment clarifies the applicable guidance for the release of cumulative translation adjustment into net earnings. When an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the entity is required to apply the guidance in FASB Accounting Standards Codification Topic 830-30 to release any related cumulative translation adjustment into net earnings. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. Adoption of this guidance did not have a significant impact on the determination or reporting of the Company’s financial results.

Note 3 – Proposed Merger

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

Completion of the Merger is subject to a number of conditions, including, but not limited to (i) approval of the issuance of shares of PharmAthene common stock in connection with the Merger, and approval of an increase in the authorized number of shares of common stock, by PharmAthene’s stockholders and the adoption and approval of the Merger Agreement and the transactions contemplated thereby by Theraclone’s stockholders; (ii) the effectiveness of a registration statement on Form S-4 filed by PharmAthene with the Securities and Exchange Commission (the “SEC”) to register the issuance of the shares of PharmAthene common stock in connection with the Merger, which will contain a joint proxy statement/prospectus (see Note 8 – Subsequent Events); (iii) approval for listing on the NYSE MKT LLC of such shares of PharmAthene common stock; (iv) execution of the Board Composition Agreement; (v) exercise of appraisal rights by no more than 5% of Theraclone’s stockholders; (vi) the amendment of PharmAthene’s bylaws to limit the ability to remove Clifford Stocks as Chief Executive Officer; (vii) all $8.0 million of capital committed to Theraclone pursuant to its Series B-1 Preferred Stock and Warrant Purchase and Exchange Agreement shall have been delivered to Theraclone (which Theraclone has confirmed did occur) and (viii) other customary closing conditions.

The Merger Agreement contains termination rights in favor of each of PharmAthene and Theraclone in certain circumstances. If PharmAthene terminates the Merger Agreement pursuant to its superior proposal termination right, it is obligated to pay to Theraclone a break-up fee of $3.5 million. If the PharmAthene board of directors changes its voting recommendations to PharmAthene stockholders as a result of a Transaction Event and Theraclone terminates as a result of such change in recommendation, or if PharmAthene terminated the Merger Agreement as a result of a Transaction Event (as defined below), PharmAthene is obligated to pay Theraclone a break-up fee of $4.5 million. A “Transaction Event” is defined to occur if the Court of Chancery of the State of Delaware (“Delaware Court of Chancery”) renders a substantive decision on the merits in PharmAthene’s civil case against SIGA and within 20 business days thereafter the PharmAthene board of directors determines, in its reasonable discretion, that, as a result of such decision, it can no longer consider the Merger a merger of equals. In addition, either party may terminate the Merger Agreement if (i) the Merger has not been completed by January 31, 2014 (the “Outside Termination Date”), provided that if the registration statement on Form S-4 is not declared effective by October 4, 2013, then either party is generally entitled to extend the Outside Termination Date by 60 days, or (ii) the PharmAthene stockholders fail to approve the issuance of shares in the Merger, the increase in authorized shares of common stock or the election of the PharmAthene or Theraclone board designees. If (a) the Merger Agreement is terminated because the Merger has not been completed prior to the Outside Termination Date, (b) a takeover approval was announced prior to the PharmAthene stockholder meeting with respect to the Merger and (c) within nine months after the date of the termination of the Merger Agreement, PharmAthene enters into an agreement or understanding with respect to any takeover proposal that is subsequently completed, then PharmAthene is obligated to pay to Theraclone a break-up fee of $3.5 million. In certain other circumstances, PharmAthene will be obligated to reimburse Theraclone for expenses incurred in connection with the Merger, not to exceed $1.0 million.  The Merger Agreement contains certain indemnification provisions, which, among other things, provide that Theraclone stockholders are not obligated, absent fraud or willful misconduct, to indemnify PharmAthene and its affiliates unless and until the aggregate amount of indemnification claims brought against them by PharmAthene and its affiliates is at least $1.0 million. In addition, no Theraclone stockholder has an obligation, absent fraud or willful misconduct of Theraclone, to indemnify PharmAthene or its affiliates for an amount in excess of such Theraclone stockholder’s pro rata share of the Escrow Shares. The Merger Agreement furthermore appointed Steven Gillis, Ph.D. as the agent for and on behalf of the Theraclone stockholders with respect to the Merger Agreement and Escrow Agreement, as well as related matters.

The merger, if completed, will be accounted for in accordance with the acquisition method of accounting. Under the acquisition method, the purchase consideration is allocated to the assets acquired and the liabilities assumed based on their estimated fair values, with any excess of the purchase consideration over the estimated fair values of the identifiable net assets acquired being recorded as goodwill.

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

We have segregated our financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.  We have no non-financial assets and liabilities that are measured at fair value on a recurring basis.  As of September 30, 2013 and December 31, 2012 we had Level 3 derivative instruments related to stock purchase warrants of approximately $2.5 million and $1.3 million, respectively.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	As of September 30, 2013
	Level 1	Level 2	Level 3	Balance
Liabilities
Current portion of derivative instruments related to stock purchase warrants	$-	$-	$191,643	$191,643
Non-current portion of derivative instruments related to stock purchase warrants	-	-	2,285,545	2,285,545
Total derivative instruments related to stock purchase warrants	$-	$-	$2,477,188	$2,477,188

	As of December 31, 2012
	Level 1	Level 2	Level 3	Balance
Liabilities
Non-current portion of derivative instruments related to stock purchase warrants	$-	$-	$1,295,613	$1,295,613
Total derivative instruments related to stock purchase warrants	$-	$-	$1,295,613	$1,295,613

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2013:

	Balance as of		Balance as of
	December 31,		September 30,
Description	2012	Unrealized Losses	2013
Derivative liabilities related to stock purchase warrants	$1,295,613	$1,181,575	$2,477,188

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2012:

	Balance as of		Balance as of
	December 31,		September 30,
Description	2011	Unrealized (Gains)	2012
Derivative liabilities related to stock purchase warrants	$1,886,652	$(341,118)	$1,545,534

At September 30, 2013 and December 31, 2012, derivative liabilities are comprised of warrants to purchase 2,899,991 shares of common stock. The warrants are considered to be derivative liabilities due to the presence of net settlement features and, as a result, are recorded at fair value at each balance sheet date, with changes in fair value recorded in the unaudited condensed consolidated statements of operations. Stock purchase warrants to acquire 705,354 shares of common shares, expire on September 27, 2014 and the value of these warrants have been reported as current liabilities. The fair value of our warrants is determined based on the Black-Scholes option pricing model. Use of the Black-Scholes option pricing model requires the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends.

Quantitative Information about Level 3 Fair Value Measurements
Fair Value at 9/30/2013	Valuation Technique	Unobservable Inputs
$2,477,188	Black-Scholes option pricing model	Expected term
Expected dividends
Anticipated volatility

Changes in any of the assumptions related to the unobservable inputs identified above may change the stock purchase warrants’ fair value; increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in these unobservable inputs generally result in decreases in fair value. Beginning in the third quarter of 2013, we stopped using a peer group index to determine our estimated stock price volatility and began using our own historical stock volatility since we now have sufficient historical stock price data. We accounted for this change in accounting prospectively as a change in accounting estimate. Gains and losses on the fair value adjustments for these derivative instruments are classified in other expenses as the change in fair value of derivative instruments in our unaudited condensed consolidated statements of operations

Assets Measured at Fair Value on a Nonrecurring Basis

The Company measures its long-lived assets, including, property and equipment and goodwill, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired (see Note 2).

Note 5 - Commitments and Contingencies

SIGA Litigation

In December 2006, we filed a complaint against SIGA Technologies, Inc. (“SIGA”) in the Chancery Court. The complaint alleged, among other things, that we have the right to license exclusively development and marketing rights for SIGA’s drug candidate, Arestvyr™ (Tecovirimat), pursuant to a merger agreement between the parties that was terminated in 2006. The complaint also alleged that SIGA failed to negotiate in good faith the terms of such a license pursuant to the terminated merger agreement with SIGA.

In September 2011, the Delaware Court of Chancery issued an opinion in the case finding that SIGA had breached certain contractual obligations to us and upholding our claims of promissory estoppel. The Delaware Court of Chancery awarded us the right to receive 50% of all net profits (as defined in the court’s final judgment) related to the sale of Arestvyr™ and related products for 10 years following initial commercial sale of the drug once SIGA earns $40 million in net profits from the sale of Arestvyr™ and related products. The Delaware Court of Chancery also awarded us one-third of our reasonable attorney's fees and expert witness fees, which amounts to approximately $2.4 million plus interest. In May 2012, the Delaware Court of Chancery issued its final judgment. SIGA appealed aspects of the decision to the Delaware Supreme Court. In response, we cross-appealed other aspects of the decision.

In May 2013, the Delaware Supreme Court issued its ruling on the appeal, affirming the Chancery Court’s finding of breach of contract, reversing its finding of promissory estoppel, and remanding the case back to the Delaware Court of Chancery to reconsider the remedy and award of attorney's fees and expert witness costs in light of the Delaware Supreme Court’s decision. Currently, because the Delaware Supreme Court remanded the issue of a remedy back to the Delaware Court of Chancery, we no longer have a financial interest in Arestvyr™ and may never receive any proceeds from the product.

While we believe there may be significant revenue potential under a potential damages award, we can provide no assurances that on remand the Chancery Court will re-instate its prior remedy or order another remedy for us, that SIGA will not appeal any subsequent decision by the Delaware Court of Chancery, or that SIGA will not be successful in any subsequent appeal. We have not yet recorded any amount due from SIGA in relation to this case.

Government Contracting

Payments to the Company on cost-plus-fee contracts are provisional. The accuracy and appropriateness of costs charged to U.S. Government contracts are subject to regulation, audit and possible disallowance by the Defense Contract Audit Agency (“DCAA”) and other government agencies such as BARDA. Accordingly, costs billed or billable to U.S. Government customers are subject to potential adjustment upon audit by such agencies. In our opinion, adjustments that may result from audits are not expected to have a material effect on our financial position, results of operations, or cash flows.

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

Under the terms of the convertible notes, which were converted or extinguished in 2010, if after the 2nd consecutive business day (other than during an allowable blackout period) on which sales of all of the securities required to be included on the registration statement cannot be made pursuant to the registration statement (a “Maintenance Failure”), we will be required to pay to each selling stockholder a one-time payment of 1.0% of the aggregate principal amount of the convertible notes relating to the affected shares on the initial day of a Maintenance Failure. Our total maximum obligation under this provision at September 30, 2013, which is not probable of payment, would be approximately $0.2 million.

Following a Maintenance Failure, we will also be required to make to each selling stockholder monthly payments of 1.0% of the aggregate principal amount of the convertible notes relating to the affected shares on every 30th day after the initial day of a Maintenance Failure, in each case prorated for shorter periods and until the failure is cured. Our total maximum obligation under this provision, which is not probable of payment, would be approximately $0.2 million for each month until the failure, if it occurs, is cured.

Note 6 - Stockholders’ Equity

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

In 2008, the Company’s shareholders approved amendments to the 2007 Plan, increasing from 3.5 million shares to 4.6 million shares the maximum number of shares authorized for issuance under the plan and adding an evergreen provision pursuant to which the number of shares authorized for issuance under the plan will increase automatically in each year, beginning in 2009 and continuing through 2015, according to certain limits set forth in the 2007 Plan. At September 30, 2013, there are approximately 9.3 million shares approved for issuance under the 2007 Plan, of which approximately 2.6 million shares are available to be issued. The Board of Directors in conjunction with management determines who receives awards, the vesting conditions and the exercise price. Options may have a maximum term of ten years.

Stock Purchase Warrants

At September 30, 2013 and 2012 there were warrants outstanding to purchase 5,620,128 shares of our common stock, respectively. The warrants outstanding as of September 30, 2013 and December 31, 2012 were as follows:

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

Note 7 – Financing Transactions

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

Through September 30, 2013, we sold 3,883,173 shares of our common stock under this arrangement resulting in net proceeds (net of commission and offering costs) to the Company of approximately $5.9 million. As of September 30, 2013, aggregate gross sales for additional common stock of approximately $8.6 million remained available under the arrangement. Under the terms of the Merger Agreement with Theraclone Sciences (see Note 3), we are currently prohibited from using the controlled equity offering arrangement.

Loan Agreement with GE Capital

On March 30, 2012, we entered into a Loan Agreement with GE Capital. The Loan Agreement provides for a senior secured debt facility, including a $2.5 million term loan and a revolving line of credit of up to $5 million based on our outstanding qualified accounts receivable. On March 30, 2012, the term loan was funded for the full $2.5 million.

Under the terms of the revolving line of credit, the Company may draw down from the revolving line of credit up to 85% of qualified billed accounts receivable and 80% of qualified unbilled accounts receivable. As of September 30, 2013, the total amount available to draw was approximately $0.7 million, none of which was drawn and outstanding under the line of credit.

The fixed interest rate on the term loan is 10.14% per annum. The revolving line of credit has an adjustable interest rate based upon the 3-month London Interbank Offered Rate (LIBOR), with a floor of 1.5%, plus 5%. As of September 30, 2013, the interest rate was 6.5%. Both the term loan and the revolving line of credit mature in September 2015. Payments on the term loan were originally interest-only for the first 10 months (which has since been extended to 12 months pursuant to terms of the agreement); subsequently, the term loan will fully amortize over its remaining term. Remaining principal payments on the term loan are scheduled as follows:

Year	Principal Payments
2013	$249,999
2014	999,996
2015	750,007
$2,000,002

The term loan, net of a debt discount of $25,593, is recorded on our unaudited condensed consolidated balance sheet as follows:

Current portion of long-term debt	$999,996
Long-term debt, less current portion	$974,413

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

In connection with the Loan Agreement, we issued GE Capital warrants to purchase 46,584 shares of our common stock at an exercise price of $1.61 per share. The warrants were exercisable immediately and subject to customary and standard anti-dilution adjustments. The warrants are classified in equity and, as a result, the fair value of the warrants was charged to additional paid-in-capital resulting in a debt discount at the date of issuance. The debt discount is being amortized over the term of the loan agreement using the effective interest method. Financing costs incurred in connection with this agreement are also being amortized over the term of the agreement using the effective interest method.

The estimated fair value of the Company’s outstanding borrowings under its revolving credit facility at December 31, 2012 was equal to its carrying value as of that date due to the short-term nature of the Revolver’s repayment terms. The Company determined the estimated fair value of the Term Loan also approximated its carrying value as of September 30, 2013.

Note 8 – Subsequent Events

S-4 Effective And Shareholders Meeting

The SEC declared our registration statement on Form S-4 effective on October 29, 2013, and we have set December 3, 2013 as the date for the shareholders meeting to consider and vote upon the proposed merger with Theraclone.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This information may involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Statements that are not historical facts, including statements preceded by, followed by, or that include words such as “will”; "potential"; "believe"; "anticipate"; "intend"; "plan"; "expect"; "estimate"; “predict”; "could"; "may"; “would”; "should"; “might”; “possible”; or similar statements are forward-looking statements. Our results could be materially different from our expectations because of various risks, including the risks discussed in “Part II-Item 1A – Risk Factors” of this Quarterly Report on Form 10-Q. In addition, forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in the forward-looking statements will come to pass. Such statements include, but are not limited to, those referring to the potential for the generation of value, ability to leverage funding sources, potential for revenue, potential for growth, the expected completion and outcome of the Company’s proposed merger with Theraclone Sciences, Inc. and the transactions contemplated by the Merger Agreement with Theraclone and related agreements, statements about potential future government contract or grant awards, potential payments under government contracts or grants, potential regulatory approvals, future product advancements and anticipated financial or operational results.

Risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statement include, among others, failure to obtain necessary shareholder approval for the proposed merger with Theraclone and the matters related thereto; failure of either party to meet the conditions to closing of the transaction; delays in completing the transaction and the risk that the transaction may not be completed at all; failure to realize the anticipated benefits from the transaction or delay in realization thereof; the businesses of PharmAthene and Theraclone may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected; operating costs and business disruption during the pendency of and following the transaction, including adverse effects on employee retention and on business relationships with third parties; the combined company’s need for and ability to obtain additional financing; risk associated with the reliability of the results of the studies relating to human safety and possible adverse effects resulting from the administration of the combined company's product candidates; unexpected funding delays and/or reductions or elimination of U.S. government funding for one or more of the combined company's development programs; the award of government contracts to competitors; unforeseen safety issues; unexpected determinations that these product candidates prove not to be effective and/or capable of being marketed as products; as well as risks detailed from time to time in our Form 10-K under the caption "Risk Factors" and in its other reports filed with the U.S. Securities and Exchange Commission (the "SEC").

In particular, there is significant uncertainty regarding the level and timing of sales of Arestvyr™ and when and whether it will be approved by the U.S. FDA and corresponding health agencies around the world. We cannot predict with certainty if or when SIGA will begin recognizing profit on the sale thereof and there can be no assurance that any profits received by SIGA and paid to us will be significant. In its May 2013 decision, the Delaware Supreme Court reversed the remedy ordered by the Court of Chancery and remanded the issue of a remedy back to the trial court for reconsideration in light of the Supreme Court’s opinion. As a result, there can be no assurance that the Delaware Court of Chancery will issue a remedy that provides us with a financial interest in Arestvyr™ and related products or any meaningful remedy. In addition, significant additional research work, non-clinical animal studies, human clinical trials, and manufacturing development work remain to be done with respect to SparVax®, rBChE bioscavanger, and Valortim®. At this point there can be no assurance that any of our product candidates will be shown to be safe and effective and approved by regulatory authorities for use in humans.

We have based the forward-looking statements included in this Quarterly Report on Form 10-Q on information available to us on the date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements, other than as required by law. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements which present our results of operations for the three and nine months ended September 30, 2013 and 2012, as well as our financial positions at September 30, 2013 and December 31, 2012, contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 13, 2013, including the audited consolidated financial statements contained therein.

Overview

We are a biodefense company engaged in the development and commercialization of next generation medical countermeasures against biological and chemical threats. Our current biodefense portfolio includes the following product candidates:

•	SparVax®, a next generation recombinant protective antigen (“rPA”) anthrax vaccine;

•	rBChE (recombinant butyrylcholinesterase) bioscavanger, a medical countermeasure for nerve agent poisoning by organophosphorous compounds, including nerve gases and pesticides; and

•	Valortim®, a fully human monoclonal antibody for the prevention and treatment of anthrax infection.

In addition, in May 2013 the Delaware Supreme Court affirmed a September 2011 ruling of the Delaware Court of Chancery that SIGA had breached certain contractual obligations to us. The matter is on remand to the Delaware Court of Chancery to determine a remedy in light of the Delaware Supreme Court’s decision. Previously the Delaware Court of Chancery had awarded us the right to receive 50% of all net profits (as defined in the court’s final judgment) related to the sale of SIGA’s ArestvyrTM (formerly known as ST-246®) and related products for 10 years following initial commercial sale of the drug once SIGA earns $40.0 million in net profits from the sales of ArestvyrTM and related products and a portion of our attorney’s fees and expert witness and other costs. There can be no assurance that the Delaware Court of Chancery will re-instate its prior remedy or order another remedy for us, that SIGA will not appeal any subsequent decision by the Delaware Court of Chancery, or that SIGA will not be successful in any subsequent appeal.

On July 31, 2013, we entered into an agreement and plan of merger (the “Merger Agreement”) pursuant to which our wholly-owned subsidiary, Taurus Merger Sub, Inc., will be merged with and into Theraclone Sciences, Inc. (“Theraclone”). The description of the Merger Agreement is incorporated herein by reference to Note 3 – Proposed Merger and Note 8 – Subsequent Events in the accompanying notes to unaudited condensed consolidated financial statements, to Amendment No. 1 to Form S-4 (Registration No. 333-191055) filed with the SEC on October 25, 2013, including the Annexes thereto, and to our current report on Form 8-K filed with the SEC on August 1, 2013, including the exhibits thereto.

Recent Developments

Shareholders Meeting

The SEC declared our registration statement on Form S-4 (Registration No. 333-191055) effective on October 29, 2013, and we have set December 3, 2013 as the date for the shareholders meeting to consider and vote upon the proposed merger with Theraclone.

Debt Restructuring

Along with Theraclone, we are in negotiations with both parties’ existing potential lenders for a term loan and revolving line of credit for the combined company, to be funded promptly after the closing of the merger. The combined company would use the proceeds from the borrowings to refinance our existing senior fully-secured debt facility with GE Capital and Theraclone’s credit facility with MidCap Financial and Silicon Valley Bank.

Specifically, upon completion of the proposed merger, we expect that the combined company will establish a $15 million senior secured credit facility with these lenders, as reflected in a non-binding letter of intent. Such credit facility is expected to consist of a $5 million revolving loan facility and a $10 million term loan, each with a 42-month term. The revolving loan facility is anticipated to bear interest at an annual rate of one month LIBOR (subject to a 1.5% floor) plus a 5.0% margin and the term loan is anticipated to bear interest at an annual rate of 9.0%. The combined company is expected to pay an origination fee of 1.0% of the revolving loan facility and 0.25% of the term loan, in addition to any unused line fees, prepayment fees, final payment fees and other administrative fees. The revolving loan facility and the term loan will be secured by the combined company’s existing and after- acquired assets and will be cross-collateralized and cross-defaulted. The credit facility is also expected to contain representations, warranties, covenants, conditions and defaults customary for transactions of this type. The foregoing terms remain subject to final negotiation with the lenders, and the final terms of any senior secured credit facility may be different in whole or in part from the terms described above.

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

During the nine months ended September 30, 2013, there were no significant changes in critical accounting policies from those at December 31, 2012.

Results of Operations

Revenue

We recognized revenue of $3.5 million and $6.7 million during the three months ended September 30, 2013 and 2012, respectively. We recognized revenue of $14.3 million and $19.2 million during the nine months ended September 30, 2013 and 2012, respectively.

	Three months ended September 30,
Revenue ($ in millions)	2013	2012	% Change
SparVax®	$3.4	$5.6	(39.3)%
rBChE bioscavanger	0.1	0.7	(85.7)%
Valortim®	0.0	0.4	(100.0)%
Total Revenue	$3.5	$6.7	(47.8)%

	Nine months ended September 30,
Revenue ($ in millions)	2013	2012	% Change
SparVax®	$12.0	$16.9	(29.0)%
rBChE bioscavanger	2.3	1.8	27.8%
Valortim®	0.0	0.5	(100.0)%
Total Revenue	$14.3	$19.2	(25.5)%

Our revenue was derived primarily from contracts with the U.S. government for the development of SparVax® and our rBChE bioscavanger. Our revenue in the three and nine months ended September 30, 2013 changed from the comparable periods of 2012 primarily due to the following:

•	Under our contract for the development of SparVax®, we recognized approximately $3.4 million and $5.6 million of revenue for the three months ended September 30, 2013 and 2012, respectively, and approximately $12.0 million and $16.9 million of revenue for the nine months ended September 30, 2013 and 2012, respectively. During the three and nine months ended September 30, 2013 revenue was primarily attributable to chemistry, manufacturing, and controls (“CMC”) work and non-clinical animal studies. Milestone revenue for the three months and nine months ended September 30, 2013 was $0.3 million and $0.4 million, respectively. During the three and nine months ended September 30, 2012 revenue for the SparVax® program was primarily attributable to CMC work, certain non-clinical activities and limited clinical trial pre-study activities. Milestone revenue received for the achievement of key technical milestones for the three and nine months ended September 30, 2012 was $0.02 million and $1.3 million, respectively. The decrease in revenue for the three and nine months ended September 30, 2013 compared to the same periods in 2012 reflects lower overall development activity in the later periods partially as a result of the FDA’s clinical hold imposed in August 2012. With the lifting of the FDA’s clinical hold in May 2013 on SparVax®, and as a result of the consent and extension of the period of performance of our development contract from BARDA, we anticipate recognizing revenue during the fourth quarter of 2013 and through 2014 with respect to a planned Phase 2 clinical trial for that product candidate. As a result of the partial federal government shutdown from October 1 - 16, 2013, work was temporarily suspended under our development contract for SparVax®. Consequently, revenues and corresponding research and development costs under this contract for the fourth quarter 2013 may be lower than they otherwise would have been. We expect to make up these revenues in future periods. However, we expect that unless we are able to secure new contracts and orders from the U.S. government to fund additional development activities for our SparVax® program and for eventual procurement of that product, we anticipate that revenues for this program in future periods to be less than in past years.

•	Under our contract for our second generation rBChE bioscavanger, we recognized approximately $0.1 million and $0.7 million of revenue for the three months ended September 30, 2013 and 2012, respectively, and approximately $2.3 million and $1.8 million of revenue for the nine months ended September 30, 2013 and 2012, respectively. In the first three and nine months of 2012 our activities related to the establishment of final clones, genetic stability and fed batch evaluation to establish the bioreactor conditions for manufacturing, while in the comparable 2013 periods we completed process development work and material generation activities and continued to execute activities to support non-clinical studies. Unless we are able to secure additional funding for our rBChE bioscavanger development program, we anticipate revenues for this program in future periods to be less than in past years.

Research and Development Expenses

Our research and development expenses were $2.6 million and $5.1 million for the three months ended September 30, 2013 and 2012, respectively. Our research and development expenses were $11.2 million and $14.8 million for the nine months ended September 30, 2013 and 2012, respectively. These expenses resulted from research and development activities in all periods related primarily to our SparVax® and rBChE bioscavanger programs. Direct expenses included salaries and other costs of personnel, raw materials and supplies, and an allocation of indirect expenses. We also incurred third-party costs, such as contract research, consulting and clinical development costs for individual projects. Research and development expenses for the nine months ended September 30, 2013, were net of the receipt of approximately $0.5 million, the result of the settlement of a lawsuit filed against a vendor. Research and development expenses for the three months ended September 30, 2012 were net of cost reimbursements under certain of our government grants of $0.1 million. For the three months ended September 30, 2013, no cost reimbursements by the government were recorded as an offset to research and development expenses. Research and development expenses for the nine months ended September 30, 2013 and 2012 were net of cost reimbursements under certain of our government grants of $0.02 million and $1.1million, respectively.

Research and development expenses for the three and nine months ended September 30, 2013 and 2012 were attributable to research programs as follows:

	Three months ended September 30,
Research and Development Expenses ($ in millions)	2013	2012	% Change
SparVax® and Valortim®	$2.5	$4.7	(46.8)%
rBChE bioscavenger	0.1	0.4	(75.0)%
Internal research and development	-	-	0.0%
Total research and development expenses	$2.6	$5.1	(49.0)%

	Nine months ended September 30,
Research and Development Expenses ($ in millions)	2013	2012	% Change
SparVax® and Valortim®	$10.2	$13.6	(25.0)%
rBChE bioscavenger	1.5	1.1	36.4%
Internal research and development	(0.5)	0.1	(600.0)%
Total research and development expenses	$11.2	$14.8	(24.3)%

For the three and nine months ended September 30, 2013, research and development expenses decreased $2.5 million and $3.6 million, respectively from the same periods in the prior year, primarily due to (i) the receipt in the 2013 period of approximately $0.5 million, the result of the settlement of a lawsuit filed against a vendor and (ii) decreased costs related to SparVax® resulting from reduced overall development activity in the 2013 periods, partially as a result of the FDA’s clinical hold imposed in August 2012. These reductions in cost were partially offset by increased costs in our rBChE bioscavanger program. With the lifting of the FDA’s clinical hold in May 2013 on SparVax®, and as a result of the consent and extension of the period of performance of our development contract from BARDA, we anticipate costs will increase for the remainder of this year and into 2014 with respect to a planned Phase 2 clinical trial. As a result of the partial federal government shutdown from October 1 - 16, 2013, work was temporarily suspended under our development contract for SparVax®. Consequently, research and development costs and corresponding revenues under this contract for the fourth quarter 2013 may be lower than they otherwise would have been. While we expect to incur these costs in future periods, unless we are able to secure new contracts or orders from the U.S. government to fund development activities for our SparVax® program and for eventual procurement of that product, as a result of the general cost-reimbursement approach of government funding for biodefense product development (including for our SparVax® development program),we anticipate that research and development costs for this program in future periods to be less than in past years.

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

General and administrative expenses increased by $0.8 million, or 25%, to $4.1 million for the three months ended September 30, 2013, from $3.3 million for the three months ended September 30, 2012. The change in expense was principally due to a $1.3 million increase in merger related transactions costs, which were partially offset by lower legal and share-based compensation expenses during the quarter.

General and administrative expenses decreased by $0.3 million, or 3.4%, to $8.7 million for the nine months ended September 30, 2013, from $9.0 million for the nine months ended September 30, 2012. The decrease in expenses during the period were primarily due to reduced labor and associated share-based compensation costs and decreased legal and professional fees which were partially offset with a $1.2 million increase in merger related transactions costs.

Depreciation

Depreciation expense was $0.04 million for the three months ended September 30, 2013 and $0.07 million for the three months ended September 30, 2012. Depreciation expense was $0.1 million for the nine months ended September 30, 2013 and $0.2 million for the nine months ended September 30, 2012.

Other Income (Expense)

Other income (expense) primarily consists of income on our cash and investments, interest expense on our debt and other financial obligations, changes in the fair value of our derivative financial instruments, foreign currency transaction gains or losses, and the gain on the disposal of property and equipment.

Other expense was $0.7 million for the three months ended September 30, 2013, compared to other income of $1.6 million in the comparable period in 2012, resulting in a change in other income (expense) of approximately $2.3 million, or 145%. The change was primarily the result of (i) the $1.1 change in fair value of our derivative instruments, from a $0.5 million unrealized gain to a $0.6 million unrealized loss, for the three months ended September 30, 2012 and 2013, respectively and (ii) as a result of substantially completing the liquidation of our Canadian subsidiary in July 2012, which had been acquired in 2005. Prior to substantially liquidating the Canadian subsidiary, currency fluctuations were recorded as foreign currency translation adjustments, a component of other comprehensive income. As a result of the substantially completing the liquidation, we realized approximately $1.2 million of income in our condensed consolidated statement of operations, which represents the amount of previously recorded foreign currency translation adjustments related to our Canadian subsidiary, in the three month period ended September 30, 2012.

Other expense was $1.5 million in the nine months ended September 30, 2013, compared to other income of $1.4 million in the comparable period in 2012, resulting in a change in other income (expense) of approximately $2.8 million, or 207%. The change was primarily the result of (i) the $1.5 million change in the fair value of derivative instruments, from an unrealized gain of $0.3 million to an unrealized losses of $1.2 million, for the nine months ended September 30, 2012 and 2013, respectively and (ii) as a result of substantially completing the liquidation of our Canadian subsidiary in July 2012, which resulted in the realization of approximately $1.2 million of income in our condensed consolidated statement of operations, which represents the amount of previously recorded foreign currency translation adjustments related to our Canadian subsidiary.

Income Taxes

The provision for income taxes was $0.03 million and $0.02 million during the three months ended September 30, 2013 and 2012, respectively, an increase of approximately $0.01 million. The provision for income taxes was $0.05 million and $0.2 million during the nine months ended September 30, 2013 and 2012, respectively, a decrease of approximately $0.15 million. Our provision for income taxes results from the difference between the treatment of goodwill for income tax purposes and for U.S. GAAP.

Liquidity and Capital Resources

Overview

In addition to amounts paid under our development contract for SparVax®, our primary source of cash during the third quarter and first nine months of 2013 was provided from proceeds raised as a result of sales of shares of our common stock under the controlled equity offering arrangement, which we commenced at the end of March 2013. Our primary source of funding in the same periods in 2012 were amounts paid under our development contract for SparVax® and for the nine month period proceeds from our term loan and revolving line of credit with GE Capital. Under the terms of the Merger Agreement, we are currently prohibited from using our controlled equity offering arrangement.

Our future capital requirements will depend on many factors, including, the progress of our research and development programs; the progress of preclinical and clinical testing; the time and cost involved in obtaining regulatory approval; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; changes in our existing research relationships; competing technological and marketing developments; our ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others; and any future change in our business strategy, including the proposed merger with Theraclone. If the proposed merger is not completed, we may reevaluate its strategic alternatives. Our cash requirements could change materially as a result of shifts in our business and strategy. The need to raise additional capital will depend on many factors, including but not limited to, the completion of the proposed merger, our future cash requirements, future contract funding, the ongoing proceedings in our litigation with SIGA, the timing, amount, and profitability of sales of ArestvyrTM, if any (including potentially the timing of SIGA’s recognition of revenue related thereto) in the event the trial court awards us a remedy tied to sales or profits of that product, and our ability to collect amounts due from SIGA in the event the trial court awards us a remedy tied to sales or profits of ArestvyrTM.

Historically, we have not generated positive cash flows from operations. To bridge the gap between payments made to us under our U.S. government contracts and grants and our operating and capital needs, we have had to rely on a variety of financing sources, including the issuance of equity and equity-linked securities and proceeds from loans and other borrowings. On March 25, 2013, we entered into a controlled equity offering arrangement pursuant to which we may offer and sell, from time to time, through a sales agent, shares of our common stock having an aggregate offering price of up to $15.0 million. As of September 30, 2013, aggregate gross sales for additional common stock of approximately $8.6 million remained available under the arrangement. Please see “— Financing Activities” below. For the foreseeable future, we will continue to need these types of financing vehicles and potentially others to help fund our future operating and capital requirements; however, under the terms of the Merger Agreement, we are currently prohibited from using the existing controlled equity offering arrangement. Due to the current economic environment, the U.S. government may be forced or choose to reduce or delay spending in the biodefense field, which could decrease the likelihood of future government contract awards, the likelihood that the government will exercise its right to extend any of its existing contracts with us and/or the likelihood that the government would procure products from us. As a result of the partial federal government shutdown from October 1 - 16, 2013, work was temporarily suspended under our development contract for SparVax®. Consequently, revenues and corresponding research and development costs under this contract for the fourth quarter 2013 may be lower than they otherwise would have been. We expect to recognize revenues and incur costs related to this delayed work in future periods.

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

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2013 and 2012.

	Nine months ended September 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$(911,712)	$(177,864)
Investing activities	(81,079)	67,400
Financing activities	4,238,386	3,597,934
Effects of exchange rates on cash	(3,713)	2,087
Total increase (decrease) in net cash	$3,241,882	$3,489,557

Sources and Uses of Cash

Cash and cash equivalents were $15.9 million and $12.7 million at September 30, 2013 and December 31, 2012, respectively.

Operating Activities

Net cash used by operating activities was $0.9 million and $0.2 million for the nine months ended September 30, 2013 and 2012, respectively.

Net cash used by operating activities during the nine months ended September 30, 2013 reflects our net loss of $7.3 million, adjusted for $1.0 million for non-cash share-based compensation expense, $1.2 million for the increase in the fair value of derivative instruments and $0.3 million for other non-cash expenses. A decrease in receivables (billed and unbilled) of $4.9 million and prepaid expense and other current assets of $0.3 million and an increase in accrued expenses and other liabilities of $0.2 million was partially offset by a decrease in accounts payable of $0.6 million and deferred revenue of $0.9 million. The increase in the fair value of the derivative instruments primarily relates to the change in our stock price from $1.12 per share at December 31, 2012 to $2.10 per share at September 30, 2013.

Net cash used in operations during the nine months ended September 30, 2012 reflects our net loss of $3.6 million, adjusted for non-cash share-based compensation expense of $1.5 million, the $1.2 million gain on substantially complete liquidation of PharmAthene Canada, Inc., the decrease in the fair value of derivative instruments of $0.3 million and other noncash expenses of $0.4 million. The decrease in billed accounts receivable of approximately $2.8 million was partially offset by an increase in unbilled accounts receivable of approximately $0.7 million.  The increase in the fair value of the derivative instruments primarily relates to the change in our stock price from $1.27 per share at December 30, 2011 to $1.18 per share at September 30, 2012.

Unless we are able to secure new contracts and orders from the U.S. government to fund additional development activities for our programs and for eventual procurement of our products, we anticipate net cash generated by operating activities will be lower in future periods than in past years.

Investing Activities

There were no significant investing activities during the nine months ended September 30, 2013 and September 30, 2012.

Financing Activities

Net cash provided by financing activities was $4.2 million for the nine months ended September 30, 2013, as compared to, $3.6 million provided by financing activities for the nine months ended September 30, 2012.

Net cash provided by financing activities for the nine months ended September 30, 2013 was principally the result of net proceeds received from sales of our stock under the controlled equity offering arrangement partially offset by the repayment the current portion of long-term debt and net repayment of the revolving credit agreement. The majority of cash provided by financing for the nine months ended September 30, 2012, was a result of our entering into a senior fully-secured debt facility.

On March 25, 2013, we entered into a controlled equity offering arrangement pursuant to which we may offer and sell, from time to time, through a sales agent, shares of our common stock having an aggregate offering price of up to $15.0 million. Under the arrangement, the agent may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for the Common Stock or to or through a market maker. We are not obligated to sell any shares under this arrangement. We are obligated to pay the agent a commission of 3.0% of the aggregate gross proceeds from each sale of shares. As of September 30, 2013, aggregate gross sales for additional common stock of approximately $8.6 million remained available under the arrangement. Under the terms of the Merger Agreement, we are currently prohibited from using the controlled equity arrangement.

The majority of cash provided by financing for the nine months ended September 30, 2012, was a result of our entering into a senior fully-secured debt facility with GE Capital as described in Note 7 to the unaudited condensed consolidated financial statements. Along with Theraclone we are in negotiations with their existing potential lenders for a term loan and revolving line of credit for the combined company, to be funded promptly after the closing of the merger. The combined company would use the proceeds from the borrowings to refinance our existing senior fully-secured debt facility with GE Capital and Theraclone’s credit facility with MidCap Financial and Silicon Valley Bank. See “Recent Developments – Debt Restructuring” above for a description of the currently anticipated terms for the debt restructuring.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following are contractual commitments at September 30, 2013:

Contractual Obligations(1)		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Operating facility leases	$3,018,400	$791,800	$1,655,500	$571,100	$-
Research and development agreements	7,225,000	5,900,000	1,325,000	-	-
Term loan, principal payments only	2,000,002	999,996	1,000,006	-	-
Total contractual obligations	$12,243,402	$7,691,796	$3,980,506	$571,100	$-

(1)	This table does not include any royalty payments relating to future sales of products subject to license agreements we have entered into in relation to our in-licensed technology, as the timing and likelihood of such payments are not known. The table also excludes any obligations related to registration rights agreements, as a result of a Maintenance Failure, as the likelihood of such payment is not probable. In addition, the table does not include the final payment fee of $0.08 million on the term loan, which is being accrued and expensed over the term of the agreement, using the effective interest method, or the debt discount, which is being amortized over the term of the agreement. The debt discount and final payment accrual at September 30, 2013 were $0.03 million and $0.05 million respectively.

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

The change in fair value of our derivative instruments is calculated utilizing the Black-Scholes model; therefore, a 10% increase/decrease in the closing price of our common stock at September 30, 2013 would result in a change in fair value of derivative instruments and our earnings of approximately $0.4 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2013, and has concluded that there was no change that occurred during the quarterly period ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2013, the Delaware Supreme Court issued its ruling on the appeal, affirming the lower Court’s finding of breach of contract, reversing its finding of promissory estoppel, and remanding the case back to the Court of Chancery to reconsider the remedy and award of attorney's fees and expert witness costs in light of the Supreme Court’s opinion. Currently, because the Delaware Supreme Court remanded the issue of a remedy back to the Delaware Court of Chancery, we no longer have a financial interest in Arestvyr TM and may never receive any proceeds from the product.

While we believe there may be significant revenue potential under a potential damages award, we can provide no assurances that on remand the Chancery Court will re-instate its prior remedy or order another meaningful remedy for us, that SIGA will not appeal any subsequent decision by the Delaware Court of Chancery, or that SIGA will not be successful in any subsequent appeal. We have not yet recorded any amount due from SIGA in relation to this case.

Item 1A. Risk Factors

In addition to the risks described below and in our subsequent SEC reports, there are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially, adversely affect our business, financial condition or operating results.

Investing in our securities involves risks.   If any of the risks and uncertainties set forth below actually materialize, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment. The risks and uncertainties set forth below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.

Risks Related to our Financial Condition

We have a history of losses and negative cash flow, anticipate future losses and negative cash flow, and cannot provide assurances that we will achieve profitability.

We have incurred significant losses since we commenced operations. As of December 31, 2012, we had accumulated losses of $198.6 million since our inception, and had net losses of approximately $4.9 million, $3.8 million, and $34.8 million during the last three years, respectively. Our losses to date have resulted principally from research and development costs related to the development of our product candidates and general and administrative costs related to operations. Currently our development efforts are primarily focused on one product candidate, SparVax®. At September, 2013, we had cash on hand of approximately $15.9 million.

We expect to incur substantial losses for the foreseeable future as a result of increases in our research and development costs, including costs associated with conducting preclinical testing, clinical trials and regulatory compliance activities. If we continue to incur losses and are not able to raise adequate funds to cover those losses, we may be required to curtail significantly our development and commercialization activities. This would have a material adverse effect on our business, financial condition and/or results of operations.

Our likelihood for achieving profitability will depend on numerous factors, including success in:

•	completing the merger;

•	refinancing of the existing credit facilities;

•	obtaining a ruling from the Delaware Court of Chancery that provides for a remedy in our on-going litigation with SIGA;

•	the timing, amount and profitability of sales of ArestvyrTM (including the timing of SIGA’s recognition of revenue related thereto) if any final ruling from the Delaware Court of Chancery provides as a remedy for a cash flow to us related to sales or profits of ArestvyrTM;

•	developing our existing products and developing and testing new product candidates;

•	continuing to receive government funding and identifying new government funding opportunities;

•	receiving regulatory approvals;

•	carrying out our intellectual property strategy;

•	establishing our competitive position;

•	pursuing third-party collaborations;

•	acquiring or in-licensing products; and

•	manufacturing and marketing products.

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

To the extent that we raise additional capital through the sale of securities, the issuance of those securities or shares underlying such securities would result in dilution that could be substantial to our stockholders. In addition, if it incurs additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities.

If adequate funds are not available, we may be required to curtail significantly our development and commercialization activities. This would have a material adverse effect on our business, financial condition and/or results of operations.

As a result of the ruling of the Delaware Supreme Court, we no longer have a financial interest in ArestvyrTM and there can be no assurance that the Delaware Chancery Court will issue a remedy that provides us with a financial interest in that product or another remedy.

In its May 2013 decision, the Delaware Supreme Court reversed the remedy ordered by the Delaware Court of Chancery and remanded the issue of a remedy back to the trial court for reconsideration in light of the Delaware Supreme Court’s opinion. There can be no assurance that the Delaware Court of Chancery Court will issue a remedy that provides us with a financial interest in ArestvyrTM and related products, that SIGA will not appeal any subsequent decision by the Delaware Court of Chancery, or that SIGA will not be successful in any subsequent appeal. Even if the Delaware Court of Chancery does provide us with a remedy that provides us with a financial interest in ArestvyrTM, we may never receive any proceeds from SIGA’s future sales of that product.

In addition to the risks that ordinarily accompany the development and commercialization of biodefense products, including with respect to government contracting activities (including protests filed by third parties), competition (which with respect to ArestvyrTM includes potential competing products being developed by Chimerix, Inc.), FDA and other regulatory approval and commercialization efforts, which are described elsewhere in our risk factors, any interest we may have in future sales of SIGA’s product ArestvyrTM and related products is subject to additional risks.

In particular, SIGA’s ability to deliver product to the U.S. strategic national stockpile (“SNS”) (and potential foreign government purchasers), and the timing and profitability thereof (including the timing of SIGA’s recognition of revenue related thereto), are subject to a number of significant risks and uncertainties (certain of which are outlined in SIGA’s filings with the SEC) as to which we have limited knowledge and no ability to control, mitigate or fully evaluate. We have no first-hand knowledge of, and SIGA has not publicly disclosed, any information related to the potential margins or profitability of ArestvyrTM and related products.

Even if the Delaware Chancery Court re-instates its prior remedy or another remedy granting us a financial interest in ArestvyrTM, the potential value of any damages that may be awarded to us is subject to several variables, many of which are controlled by SIGA, and uncertainties, including the timing of any final decision by the courts, which preclude the current calculation of a predictable value of the SIGA litigation.

In its May 31, 2012 judgment, the Delaware Chancery Court awarded us the right to receive 50% of certain profits related to the sale of ArestvyrTM and related products for a specified period of time once SIGA retained the first $40 million in profits. However, as noted in the prior risk factor, although the Delaware Supreme Court affirmed in May 2013 that SIGA breached contractual obligations to us, its remand of the issue of the remedy back to the Delaware Chancery Court for reconsideration has effectively deprived us of any current financial interest on ArestvyrTM and related products. We cannot predict whether the Delaware Chancery Court will re-instate its prior remedy or order another remedy.

We have taken the position in documents submitted to the courts, that our damages may be as high as $1 billion. SIGA has taken the position, in documents that it has submitted to the courts, that it owes us no or nominal damages. In addition, SIGA has taken post-judgment positions with respect to ArestvyrTM as to timing and costs (positions we disputes), which we expect SIGA may continue to take in the future, thus reducing SIGA's revenues from ArestvyrTM and related products and, correspondingly, potentially reducing any damages that would be owed to us. We intend to continue to vigorously pursue in court our position that, as a result of our successful breach of contract case against SIGA, we deserve significant damages in our award from the Delaware Chancery Court. We can provide no assurance that we will succeed in our litigation strategy or, as stated above, that the Delaware Chancery Court will re-instate its prior remedy or provide any remedy at all.

Even if we are awarded a remedy by the court, we are unable to control or predict the timing of sales of or whether or when SIGA will recognize any profits with respect to ArestvyrTM or related products. It is possible that SIGA could discontinue development, production or sales of ArestvyrTM and any related products at any time such that we would not collect any damages.

Risks Related to Product Development and Commercialization

We have not commercialized any products or recognized any revenues from sales. All of our product candidates are still under development, and there can be no assurance of successful commercialization of any of our products.

We have not commercialized any product candidates or recognized any revenues from product sales. In general, our research and development programs are in development stages. There can be no assurances that one or more of our future product candidates will not fail to meet safety and efficacy standards in human testing, even if those product candidates are found to be effective in animal studies. To develop and commercialize biodefense treatment and prophylactic product candidates, we must provide the FDA and foreign regulatory authorities with human clinical and non-clinical animal data that demonstrate adequate safety and effectiveness. To generate these data, we will have to subject our product candidates to significant additional research and development efforts, including extensive non-clinical studies and clinical testing. We cannot be sure that our approach to drug discovery will be effective or will result in the development of any drug. Currently our development efforts are primarily focused on one product candidate, SparVax®. Even if our product candidates are successful when tested in animals, such success would not be a guarantee of the safety or effectiveness of such product candidates in humans.

Research and development efforts are time-consuming and subject to delays. Even if we initially receive positive early-stage preclinical or clinical results, such results may not be indicative of results that could be anticipated in the later stages of drug development. Delays in obtaining results in our non-clinical studies and clinical testing can occur for a variety of reasons, such as slower than anticipated enrollment by volunteers in the trials, adverse events related to the products, failure to comply with Good Clinical Practices, unforeseen safety issues, unsatisfactory results in trials, perceived defects in the design of clinical trials, changes in regulatory policy as well as for reasons detailed in the section entitled “— Necessary reliance on the Animal Rule in conducting trials is time-consuming and expensive.”

Any delay or adverse clinical event arising during any of our clinical trials could force us to conduct additional clinical trials in order to obtain approval from the FDA and other regulatory bodies. Our development costs will increase substantially if we experience material delays in any clinical trials or if we need to conduct more or larger trials than planned.

If delays are significant, or if any of our product candidates do not prove to be safe, pure, and potent (including efficacy) or do not receive required regulatory approvals, we may have to abandon the product candidate altogether and will be unable to recognize revenues from the sale of that product. In addition, our collaborative partners may not be able to conduct clinical testing or obtain necessary approvals from the FDA or other regulatory authorities for any product candidates jointly developed by us and our partners. If we fail to obtain required governmental approvals, we and our collaborative partners will experience delays in, or be precluded from, marketing products developed through them or, as applicable, their research.

If we cannot maintain successful licensing arrangements and collaborations, enter into new licensing arrangements and collaborations, or effectively accomplish strategic acquisitions, our ability to develop and commercialize a diverse product portfolio could be limited and our ability to compete may be harmed.

A key component of our business strategy is the in-licensing of compounds and products developed by other pharmaceutical and biotechnology companies or academic research laboratories. In addition, we have entered into licensing and research and development agreements with a number of other parties and collaborators. There can be no assurances that the research and development conducted pursuant to these agreements will result in revenue generating product candidates. If our suppliers, vendors, licensors, or other collaboration partners experience financial difficulties as a result of the weak economy, change in strategic direction (like the decision of our main CRO vendor on our rBChE program to cease its research and development operations, which caused us to locate a replacement vendor on an expedited basis), or if they are acquired as part of the current wave of consolidations in the pharmaceutical industry (such as, for example, with the acquisitions of Medarex by Bristol-Myers Squibb and Diosynth Biotechnologies, Inc.’s parent company by Merck & Co., Inc. in 2009 and of Avecia’s CMO subsidiary (Avecia Biologics) by Merck in 2010 and the subsequent acquisition of these two entities by FUJIfilm in 2011), their priorities or our working relationship with them might change. As a result, they might shift resources away from the research, development and/or manufacturing efforts intended to benefit our products, which could lead to significant delays in our development programs and potential future sales. Our current licensing, research and development, and supply agreements may expire and may not be renewable or could be terminated if we do not meet our obligations.

If we are not able to identify new licensing opportunities or enter into other licensing arrangements on acceptable terms, we may be unable to develop a diverse portfolio of products. For our future collaboration efforts to be successful, we must first identify partners whose capabilities complement and integrate well with ours. We face, and will continue to face, significant competition in seeking appropriate collaborators. Collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish and implement collaborations or other similar arrangements. The terms of any collaboration or other arrangements that we establish may not be favorable to it. Furthermore, technologies to which we gain access may prove ineffective, become obsolete, or unsafe or our partners may prove difficult to work with or less skilled than we originally expected. In addition, any past collaborative successes are no indication of potential future success.

Necessary reliance on the Animal Rule in conducting trials is time-consuming and expensive.

To obtain FDA approval for our biological warfare defense products under current FDA regulations, we are required to utilize animal model studies for efficacy and provide animal and human safety data under the Animal Rule. For many of the biological and chemical threats, animal models are not yet available, and as such we are developing, or will have to develop, appropriate animal models, which is a time-consuming and expensive research effort. Further, we may not be able to sufficiently demonstrate the animal correlation to the satisfaction of the FDA, as these corollaries are difficult to establish and are often unclear. The FDA may decide that our data are insufficient for approval and require additional non-clinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products. Further, other countries have not, at this time, established criteria for review and approval of these types of products outside their normal review process, i.e., there is no Animal Rule equivalent, and consequently there can be no assurance that we will be able to make a submission for marketing approval in foreign countries based on such animal data.

Additionally, few facilities in the United States and internationally have the capability to test animals with anthrax, nerve agents, or other lethal biotoxins or chemical agents or otherwise assist us in qualifying the requisite animal models. We have to compete with other biodefense companies for access to this limited pool of highly specialized resources. We therefore may not be able to secure contracts to conduct the testing in a predictable timeframe or at all.

Even if we succeed in commercializing our product candidates, they may not become profitable and manufacturing problems or side effects discovered at later stages can further increase costs of commercialization.

We cannot assure you that any drugs resulting from its research and development efforts will become commercially available. Even if we succeed in developing and commercializing our product candidates, they may never generate sufficient or sustainable revenues to enable us to be profitable.

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

We may become subject to product liability claims, which could reduce demand for its product candidates or result in damages that exceed its insurance coverage.

We face an inherent risk of exposure to product liability suits in connection with our product candidates being tested in clinical trials or sold commercially. We may become subject to a product liability suit if any product we develop causes injury, or if treated individuals subsequently become infected or suffer adverse effects from our products. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers, and loss of revenues.

In addition, if a product liability claim is brought against us, the cost of defending the claim could be significant and any adverse determination may result in liabilities in excess of our insurance coverage. Although our anthrax countermeasures are covered under the general immunity provisions of the U.S. Public Readiness and Emergency Preparedness Act (the “Public Readiness Act”) there can be no assurance that the U.S. Secretary of Health and Human Services will make other declarations in the future that cover any of our other product candidates or that the U.S. Congress will not act in the future to reduce coverage under the Public Readiness Act or to repeal it altogether. For further discussion of that act, see “— Legislation limiting or restricting liability for medical products used to fight bioterrorism is new, and it cannot be certain that any such protection will apply to our products or if applied what the scope of any such coverage will be.” Additionally, we are considering applying for indemnification under the U.S. Support Anti-terrorism by Fostering Effective Technologies (SAFETY) Act of 2002 which preempts and modifies tort laws so as to limit the claims and damages potentially faced by companies who provide certain “qualified” anti-terrorism products. However, we cannot be certain that we will be able to obtain or maintain coverage under the SAFETY Act or adequate insurance coverage on acceptable terms, if at all.

If we cannot effectively accomplish strategic acquisitions, generally, our ability to develop and commercialize a diverse product portfolio could be limited and our ability to compete may be harmed.

We may pursue other strategic acquisitions to further its development and commercialization efforts, which could result in our incurring significant out of pocket costs as well as expending management time and those of other employees. To achieve the anticipated benefits of an acquisition, we must integrate the acquired company’s business, technology and employees in an efficient and effective manner. The successful combination of companies in a rapidly changing biodefense industry is generally more difficult to accomplish than in other industries. As with the proposed merger, the combination of two companies requires, among other things, integration of the companies’ respective technologies and research and development efforts. We cannot assure you that any integration will be accomplished smoothly or successfully. The difficulties of integration are increased by the need to coordinate geographically separated organizations and address possible differences in corporate cultures and management philosophies. The integration of operations and systems will require the dedication of management resources that may temporarily distract attention from the day-to-day operations of the combined companies. The business of the combined companies may also be disrupted by employee retention uncertainty and lack of focus during integration. The inability of management to integrate successfully the operations of the two companies, in particular, to integrate and retain key scientific personnel, or the inability to successfully integrate technology platforms, could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Dependence on U.S. Government Contracts

All of our immediately foreseeable future revenues are contingent upon grants and contracts from the U.S. government and we may not achieve sufficient revenues from these agreements to attain profitability.

For the foreseeable future, we believe our main customer will be the U.S. government. Substantially all of our revenues to date have been derived from grants and U.S. government contracts. There can be no assurances that existing U.S. government contracts will be renewed or that we can enter into new contracts or receive new grants to supply the United States or other governments with our products. The process of obtaining government contracts is lengthy and uncertain.

If the U.S. government makes significant contract awards for the supply to the U.S. SNS, to our competitors, rather than to us, our business will be harmed and it is unlikely that it will ultimately be able to supply that particular treatment or product to foreign governments or other third parties. Further, changes in U.S. government budgets and agendas, funding strategies, cost overruns in our programs, or advances by our competitors, may result in changes in the timing of funding for, a decreased and de-prioritized emphasis on, or termination of, U.S. government contracts that support the development and/or procurement of the biodefense products we are developing. For example, while RFP-BARDA-08-15 for an rPA-based anthrax vaccine for the U.S. SNS initially indicated that the U.S. government would make an award by September 26, 2008, the award was delayed multiple times and ultimately canceled in December 2009.

Funding is subject to U.S. Congressional appropriations generally made on an annual basis even for multi-year contracts. More generally, due to the ongoing economic uncertainty, the U.S. government may reduce or delay spending in the biodefense field or eliminate funding of certain programs altogether, which could decrease the likelihood of future government contract awards or that the government would procure products from us. Future funding levels for two of our key government customers, BARDA and DoD, for the advanced development and procurement of medical countermeasures are uncertain, and may be subject to budget cuts as the U.S. Congress and the President look to reduce the nation’s budget deficit.

For example, due to DoD budget constraints and concerns about potential duration of protection with the current route of Protexia® administration, the DoD did not extend our September 2006 contract for Protexia®, which contract expired on December 31, 2010. As a result of DoD’s decision not to continue funding Protexia® development, we closed down our Protexia®-related operations. We incurred wind-down costs in the fourth quarter of 2010 and approximately $0.5 million in 2011, for which we did not get reimbursed by the government. We also wrote down the net book value of our Protexia® -related assets recognizing approximately $4.6 million of impairment charges for the year ended December 31, 2010.

The U.S. government deficit and budget crisis has created increasing pressure to reduce government spending. In August 2011, President Obama signed into law the Budget Control Act of 2011 (the “Budget Control Act”) which increased the U.S. government’s debt ceiling and enacted 10-year discretionary spending caps expected to generate substantial savings for the U.S. government. The Budget Control Act also established a joint bipartisan committee of Congress responsible for identifying at least $1.2 trillion in additional savings by November 2011. The joint committee did not meet the deadline for proposing recommended legislation and Congress missed a related deadline in January 2013. Under the Budget Control Act, additional automatic spending cuts, referred to as sequestration totaling $1.2 trillion (subsequently adjusted downward to approximately $1.0 trillion) over nine years would be triggered. These discretionary spending cuts are expected to be evenly split between defense and non-defense areas.

On March 1, 2013, the sequestration became effective and the law required the President to issue a sequestration order cancelling $85 billion in budgetary resources across the federal government for the government fiscal year, which ended on September 30, 2013. The Office of Management and Budget calculated that, over the course of the government fiscal year, the sequestration required a 7.8 percent reduction in non-exempt defense discretionary spending and a 5.0 percent reduction in non-exempt nondefense discretionary spending. The sequestration also required reductions of 2.0 percent to Medicare, 5.1 percent to other non-exempt nondefense mandatory programs, and 7.9 percent to non-exempt defense mandatory programs. Because these cuts had to be achieved over only 7 months instead of 12, the effective percentage reductions were approximately 13 percent for non-exempt defense programs and 9 percent for non-exempt nondefense programs.

As of December 31, 2012, of the total $5.6 billion allotted under Project BioShield in 2004, over $2.6 billion in procurement contracts had been awarded and approximately $2.3 billion had been transferred out of the Project BioShield Special Reserve fund (“SRF”) for non-procurement related activities. Remaining funds in the SRF were approximately $500 million as of December 31, 2012. It is expected that BARDA, which administers the SRF, obligated these remaining funds as of the end of the fiscal year 2013 (i.e., September 30, 2013). Sequestration was applied to fiscal year 2013 funding only. As BARDA was funded through a transfer of the SRF advanced appropriation, and not fiscal year 2013 funds, its funding was not impacted.

The Pandemic and All Hazards Preparedness Act Reauthorization (“PAHPA”) signed into law in March 2013, authorized $2.8 billion in funding for the SRF for fiscal years 2014-2018. These funds are for the procurement of medical countermeasures. PAHPA also authorized $415 million in funding to BARDA for advanced development activities. However, actual funding for BARDA is dependent on annual congressional appropriations. Currently, Congress has not passed appropriation legislation for fiscal year 2014 and, until Congress reaches an agreement, it is premature to predict future funding to BARDA. Until Congress reaches an agreement on the budget for fiscal year 2014, the amount and nature of future federal budget spending will be uncertain. Potential reductions in funding could severely limit our ability to maintain, renew or enter into new contracts with respect to our business generally and therefore materially adversely impact our business.

Our current development contract for Valortim® with NIAID expired January 31, 2012. There can be no assurance it will be successful in obtaining additional financial support for this program.

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

U.S. government contracts typically contain unilateral termination provisions for the government and are subject to audit and modification by the government at its sole discretion, which will subject us to additional risks. These risks include the ability of the U.S. government unilaterally to:

•	suspend or prevent us for a set period of time from receiving new contracts or extending existing contracts based on violations or suspected violations of laws or regulations;

•	terminate our contracts, including for poor performance or if funds become unavailable or are not provided to the applicable governmental agency;

•	reduce the scope and value of our contracts and/or revise the timing for work to be performed;

•	audit and object to our contract-related costs and fees, including allocated indirect costs;

•	control and potentially prohibit the export of our products;

•	claim rights to products, including intellectual property, developed under the contract;

•	change certain terms and conditions in our contracts; and

•	cancel outstanding RFP solicitations (as was the case with RFP-BARDA-08-15) or BAAs.

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

For example, in March 2010, a third-party filed a bid protest with the GAO challenging the February 2010 decision of the DHHS to modify its existing research and development contract with us for the development of SparVax®. In March 2010 DHHS suspended performance under the modification pursuant to the automatic stay provisions of the FAR, pending a decision by the GAO on the protest. While the bid protest was ultimately denied, and the related DHHS “stop work” order canceled in June 2010, the protest contributed to a reduction in revenues and cash and cash equivalents over the period that work could not be performed under the modification. In addition, we incurred unexpected general and administrative expenses to intervene in the protest. In October 2010 a losing bidder filed a successful protest with the small business administration claiming that SIGA did not qualify as a small business entitled to a contract award under RFP-BARDA-09-35 for a smallpox antiviral. When the government subsequently issued a contract to SIGA in May 2011 without the small business requirement, this same losing bidder filed a second protest, this time with the GAO. While this protest was withdrawn, in exchange for dropping the protest, the government agreed to remove an option from the contract permitting the government to purchase up to 12 million additional courses of therapy of ArestvyrTM beyond the base purchase of 1.7 million courses of therapy.

In addition, as a result of the partial U.S. Federal government shutdown from October 1 through October 16, 2013, work was temporarily suspended under our development contract for SparVax®. Consequently, our revenues under this contract for the fourth quarter of 2013 may be lower than they otherwise could have been.

Our business is subject to audit by the U.S. government, and a negative audit could adversely affect our business.

U.S. government agencies such as the DCAA routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.

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

In addition, we could suffer serious reputational harm if allegations of impropriety were made against it.

Laws and regulations affecting government contracts make it more costly and difficult for us to successfully conduct its business.

We must comply with numerous laws and regulations relating to the formation, administration and performance of government contracts, which can make it more difficult for us to retain our rights under these contracts. These laws and regulations affect how we conduct business with government agencies. Among the most significant government contracting regulations that affect our business are:

•	the Federal Acquisition Regulation (“FAR”) and agency-specific regulations supplemental to the Federal Acquisition Regulation, which comprehensively regulate the procurement, formation, administration and performance of government contracts;

•	the business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and incorporate other requirements such as the Anti-Kickback Act, the Procurement Integrity Act, the False Claims Act and Foreign Corrupt Practices Act;

•	export and import control laws and regulations; and

•	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

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

Risks Related to Dependence on or Competition From Third Parties

Because we depend on clinical research centers and other contractors for clinical and non-clinical testing, including testing under the Animal Rule, and for certain research and development activities, the results of its clinical trial, non-clinical animal efficacy studies, and research and development activities are largely beyond our control.

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

While the regulatory climate for generic versions of biological products approved under a Biologics License Application (“BLA”) in the United States remains uncertain, and currently there is no formalized mechanism by which the FDA can approve a generic version of an approved biological product, Federal legislation has been introduced to establish a legal pathway for the approval of generic versions of approved biological products. If enacted, the legislation may impact the revenue projections for our products.

Even if we are successful in developing effective products, and obtains FDA and other regulatory approvals necessary for commercializing them, our products may not compete effectively with other successful products. Our competitors may succeed in developing and marketing products either that are more effective than those that we may develop, alone or with our collaborators, making our products obsolete, or that are marketed before any products that we develop are marketed.

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

Issues surrounding patents of biotechnology firms often involve complex legal and factual questions, and, therefore, validity and enforceability cannot be predicted with certainty. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. We currently has five pending U.S. patent applications, and have a limited number of foreign patents and pending international and foreign patents applications. In addition, we have rights under numerous other patents and patent applications pursuant to exclusive and non-exclusive license arrangements with licensors and collaborators. However, there can be no assurance that patent applications owned or licensed by us will result in patents being issued or that the patents, whether existing or issued in the future, will afford protection against competitors with similar technology. Any conflicts resulting from third-party patent applications and patents could significantly reduce the coverage of the patents owned, optioned by or licensed to us or our collaborators and limit our ability or that of our collaborators to obtain meaningful patent protection.

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

Legislation limiting or restricting liability for medical products used to fight bioterrorism is new, and it cannot be certain that any such protection will apply to our products or if applied what the scope of any such coverage will be.

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

Our product candidates are subject to the Export Administration Regulations (“EAR”) administered by the U.S. Department of Commerce and are, in certain instances (such as aspects of our nerve agent countermeasure product candidates) subject to the International Traffic in Arms Regulations (“ITAR”) administered by the U.S. Department of State. EAR restricts the export of dual-use products and technical data to certain countries, while ITAR restricts the export of defense products, technical data and defense services. The U.S. government agencies responsible for administering EAR and ITAR have significant discretion in the interpretation and enforcement of these regulations. Failure to comply with these regulations can result in criminal and civil penalties and may harm our ability to enter into contracts with the U.S. government. It is also possible that these regulations could adversely affect our ability to sell our products to non-U.S. customers.

Risks Related to Personnel

We depend on our key technical and management personnel, and the loss of these personnel could impair the development of our products.

We rely, and will continue to rely, on our key management and scientific staff, all of whom are employed at-will. The loss of key personnel or the failure to recruit necessary additional qualified personnel could have a material adverse effect on our business and results of operations. There is intense competition from other companies, research and academic institutions and other organizations for qualified personnel. Furthermore uncertainties regarding the proposed merger can lead employees who are otherwise satisfied working for us to leave the organization for other opportunities. We may not be able to continue to attract and retain the qualified personnel necessary for the development of our business. If we do not succeed in retaining and recruiting necessary personnel or developing this expertise, our business could suffer significantly.

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

Risks Related to our Common Stock and Under our Loan Agreement

If we do not meet the continued listing standards of the NYSE MKT our common stock could be delisted from trading, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.

Our common stock is listed on the NYSE MKT, a national securities exchange, which imposes continued listing requirements with respect to listed shares.

Our stock price is volatile.

The market price of our common stock has been, and is expected to continue to be, subject to significant volatility. The value of our common stock may decline regardless of our operating performance or prospects. Factors that may affect our market price include:

•	Our perceived prospects, including but not limited to any developments in the timing and outcome of the SIGA litigation and changes in U.S. government funding of projects in which we participate;

•	variations in our operating results and whether we have achieved key business targets;

•	changes in, or our failure to meet, revenue estimates;

•	changes in securities analysts’ buy/sell recommendations;

•	differences between our reported results and those expected by investors and securities analysts;

•	announcements of new contracts by us or our competitors;

•	reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors; and

•	general economic, political or stock market conditions.

Shares that we may issue in the future in connection with certain capital-raising transactions and shares available for future issuance upon exercise of warrants and options could dilute our stockholders and depress the market price of our common stock.

The issuance of our securities in the future may depress the market price of our stock, and any such financing(s) will dilute our existing stockholders.

In addition, as of October 4, 2013, we had outstanding options to purchase approximately 6.0 million shares of common stock (not including restricted shares). Additional shares are reserved for issuance under our 2007 Long-Term Incentive Compensation Plan. Our stock options are generally exercisable for ten years, with a significant portion exercisable either immediately or beginning one year after the date of the grant.

We filed two registration statements on Form S-3 (File Nos. 333-161587 and 333-176607) covering the resale of shares issued upon conversion of our 10% convertible notes and issuable upon exercise of related warrants by certain of our affiliates, among other security holders. Both registration statements have been declared effective. Our obligation under the terms of the related registration rights agreement is to keep these registration statements effective. The sale by these security holders of their shares pursuant to the registration statement or otherwise could depress the market price of our common stock.

Finally, as of October 4, 2013, we had issued and outstanding additional warrants to purchase up to approximately 5.6 million shares of common stock.

The issuance or even the expected issuance of a large number of shares of our common stock upon conversion or exercise of the securities described above could depress the market price of our stock and the issuance of such shares will dilute the stock ownership of our existing stockholders. Shares that we may issue in the future in connection with certain capital-raising transactions and shares available for future issuance upon exercise of warrants and options could dilute our stockholders and depress the market price of our common stock (see “Risks Related to the Proposed Merger – The issuance of shares of our common stock to Theraclone stockholders in the merger will dilute substantially the voting power of our current stockholders.” below).

We can give no assurances that we will ever pay dividends.

We did not pay any dividends on our common stock in 2013, 2012, 2011, or 2010 and we do not intend to declare any dividends in the foreseeable future. While subject to periodic review, our current policy is to retain all earnings, if any, primarily to finance our future growth. The current loan and security agreement with GE Capital (“the “GE Loan Agreement”) specifically restricts the declaration or payment of any dividends. We make no assurances that we will ever pay dividends, cash or otherwise. Whether we pay any dividends in the future will depend on our financial condition, results of operations, and other factors that we will consider.

Our fully-secured loan agreement with GE Capital is subject to acceleration in specified circumstances, including the proposed Merger with Theraclone Sciences, Inc., which may result in GE Capital taking possession and disposing of any collateral.

In the first quarter 2012, we closed on a senior fully-secured debt facility with GE Capital providing for a $2.5 million term loan and a revolving line of credit of up to $5 million based on a percentage of our outstanding qualified accounts receivable. Our obligations under the GE Loan Agreement are secured by a security interest in substantially all of our assets. While the security interest does not, except in limited circumstances, cover our intellectual property, it does cover any proceeds to us from the use of intellectual property. The GE Loan Agreement contains customary representations, warranties and covenants, including limitations on acquisitions, dispositions, incurrence of indebtedness and the granting of security interests. Upon the occurrence and during the continuance of any event of default, GE Capital may, and at the written request of the requisite lenders shall, terminate the commitments under the facilities and declare any or all of the obligations to be immediately due and payable, without demand or notice to us. The completion of the proposed merger with Theraclone and related transactions would, in the absence of a waiver, constitute an event of default under the loan agreement and permit GE Capital to terminate the commitments under the facilities and declare any or all of the obligations to be immediately due and payable, without demand or notice to us. However, any event of default relating to timely payment of debts, insolvency, liquidation, bankruptcy or similar events will result in automatic acceleration. Among the remedies available to GE Capital in case of an event of default are the taking possession and disposition of any collateral under the GE Loan Agreement.

Risks Related to the Proposed Merger

The issuance of shares of our common stock to Theraclone stockholders in the merger will dilute substantially the voting power of our current stockholders.

Pursuant to the terms of the Merger Agreement, at the Effective Time (as defined in the Merger Agreement), all outstanding shares of Theraclone common stock will be converted into shares of our common stock based on the exchange ratio. Upon completion of the merger, our security holders will own 50% of the outstanding equity of the combined company, and Theraclone security holders will own 50% of the outstanding equity of the combined company, in each case, on an as converted and fully diluted basis but excluding our warrants and options with an exercise price of more than $2.50 per share. Based on the number of outstanding securities of each company as of October 4, 2013, (i) if none of our or Theraclone options or warrants are exercised prior to the completion of the merger, our and Theraclone security holders would own, respectively, approximately 54.1% and 45.9% of the outstanding shares of common stock of the combined company and (ii) if our warrants and options with an exercise price of more than $2.50 per share are exercised, to the extent such exercises occur, our and Theraclone security holders would own, respectively, between approximately 51.5% and 50.0% and 48.5% and 50.0% of the outstanding equity of the combined company, on a fully diluted basis.

Accordingly, the issuance of shares of our common stock to Theraclone stockholders in the merger will reduce significantly the relative voting power of each share of our common stock held by our current stockholders. Consequently, our stockholders as a group will have significantly less influence over the management and policies of the combined company after the merger than prior to the merger.

There is no assurance when or even if the merger will be completed. Failure to obtain required approvals necessary to satisfy closing conditions may delay or prevent completion of the merger.

Completion of the merger is subject to the satisfaction or waiver of a number of conditions, including the requisite approvals by our stockholders and the stockholders of Theraclone. There can be no assurance that we or Theraclone will be able to satisfy the closing conditions or that closing conditions beyond their control will be satisfied or waived. If the merger is not completed, we will need to consider other strategic alternatives to grow and diversify our business to enhance stockholder value.

Our valuation is highly dependent on the outcome of the SIGA litigation and, because the timing and outcome of the SIGA litigation is inherently uncertain, its impact on us cannot be determined with certainty.

Prior to May 2013 one of our primary assets was our financial interest in ArestvyrTM and related products as a result of the September 2011 ruling of the Delaware Chancery Court. In May 2013, the Delaware Supreme Court affirmed the trial court’s ruling that SIGA had breached certain contractual obligations to us, but remanded the matter back to the Delaware Chancery Court to determine a remedy consistent with the Delaware Supreme Court’s opinion. Previously, the Delaware Chancery Court, in its May 31, 2012 judgment, had awarded us the right to receive 50% of all net profits in connection with the sale of SIGA's ArestvyrTM and related products once SIGA retained the first $40 million in profits (see below) and a portion of our attorney fees and expert witness and other costs. As a result of our successful breach of contract case against SIGA, we believe that we have significant revenue potential under a potential damages award from the Delaware Chancery Court.

Previously, the Delaware Chancery Court, in its May 31, 2012 judgment, had awarded us the right to (1) receive 50% of all net profits in connection with the sale of SIGA’s ArestvyrTM and related products (once SIGA retained the first $40 million in profits) and (2) a portion of our attorney fees and expert witness and other costs.

However, notwithstanding the Delaware Supreme Court's May 2013 affirmation that SIGA breached contractual obligations to us, its remand of the issue of the remedy back to the Delaware Chancery Court for reconsideration has effectively deprived us of any current financial interest in ArestvyrTM and related products.

We have taken the position in documents submitted to the courts, that our damages may be as high as $1 billion. SIGA has taken the position, in documents that it has submitted to the courts, that it owes us no or nominal damages. We expect to continue to pursue in court our position that, as a result of our successful breach of contract case against SIGA, we deserve significant damages in our award from the Delaware Court of Chancery.

We cannot predict the outcome of the SIGA litigation, and there can be no assurance that the Delaware Chancery Court will re-instate its prior remedy or order another remedy for us or that SIGA will not appeal any subsequent decision by the Delaware Chancery Court. It is possible the litigation could continue for the foreseeable future. Due to the uncertainty of the timing and the ultimate outcome of the SIGA litigation, as well as our lack of access to information about SIGA's sales of ArestvyrTM and related products, inability to influence SIGA's sales of ArestvyrTM and related products and lack of access to information about SIGA's recording of revenues or profits based on any such sales, we cannot predict the ultimate value of the SIGA litigation.

Our valuation is highly dependent on the outcome of the SIGA litigation. There can be no assurance that the estimated value attributed to the SIGA litigation by us and Theraclone in negotiating the Merger Agreement and the merger consideration will prove to be commensurate with the actual outcome of the SIGA litigation. If our valuation of the SIGA litigation for purposes of the merger proves to be materially different than the actual value based on a final and binding court decision, our stockholders may have experienced either more or less dilution than they would have had the outcome of the SIGA litigation been known or predictable at the time the Merger Agreement was executed.

Each of PharmAthene and Theraclone must either refinance or repay their credit facilities simultaneously with the closing of the merger.

PharmAthene is a party to a senior fully-secured debt facility with GE Capital under which approximately $2.0 million is currently outstanding and Theraclone is a party to a credit facility with MidCap Financial and Silicon Valley Bank under which approximately $6.0 million is currently outstanding. Each of these credit facilities requires the applicable lenders to consent to the merger prior to the closing of the merger. As of the date of this Form 10-Q, none of the lenders has provided the required consent. Failure to obtain such consent prior to the closing of the merger would constitute an event of default under each credit facility. PharmAthene and Theraclone have received a non-binding letter of intent from the lenders that provides terms for a $15 million senior secured credit facility with the same three lenders, which is intended to replace the credit facilities currently in place. There can be no assurance that the companies will be able to negotiate binding agreements with the lenders that are satisfactory to the companies, that the companies will be able to satisfy the conditions set forth in the non-binding term sheet necessary for the lenders to enter into and fund a replacement facility or that the lenders will not otherwise determine not to proceed with the transaction. The failure of PharmAthene and Theraclone to enter into a new credit facility to replace the existing facilities could delay the closing of the merger, prevent the closing of the merger or, if the companies determine to proceed without a new facility in place, result in the need to repay the existing facilities, severely depleting the reserve of currently available cash for the combined company.

The pendency of the merger could have an adverse effect on the trading price of our common stock and our business, financial condition, results of operations or business prospects.

While there have been no significant adverse effects to date, the pendency of the merger could disrupt our businesses in the following ways, including:

•	third parties may seek to terminate or renegotiate their relationships with us as a result of the merger, whether pursuant to the terms of their existing agreements with us or otherwise; and

•	the attention of our management may be directed toward completion of the merger and related matters and may be diverted from the day-to-day business operations, including from other opportunities that otherwise might be beneficial to us.

Should they occur, any of these matters could adversely affect the trading price of our common stock or harm our financial condition, results of operations or business prospects.

During the pendency of the merger, we may be unable to enter into a business combination with another party because of restrictions in the Merger Agreement.

The Merger Agreement restricts the ability of PharmAthene and Theraclone to make acquisitions or complete other transactions during the pendency of the merger. While the Merger Agreement is in effect, subject to limited exceptions, each party is prohibited from soliciting, initiating, encouraging or taking actions designed to facilitate any inquiries or the making of any proposal or offer that could lead to such party entering into certain extraordinary transactions with any third party, such as a sale of assets, an acquisition of equity interest, a tender offer for capital stock or a merger or other business combination outside the ordinary course of business. Any such transactions could be favorable to our stockholders.

In addition, certain of our stockholders, who in the aggregate beneficially owned approximately 7.5% of the shares of PharmAthene common stock outstanding on and issuable within 60 days of July 31, 2013 (approximately 7.6% as of October 4, 2013), entered into the PharmAthene Voting Agreement, pursuant to which each stockholder agreed to, among other things, vote its shares of PharmAthene common stock in furtherance of the transactions contemplated by the Merger Agreement. Certain of Theraclone’s stockholders, who in the aggregate held approximately 75% of the outstanding shares of Theraclone capital stock as of July 31, 2013 (approximately 75% as of October 4, 2013), entered into the Theraclone Voting Agreement, pursuant to which each stockholder agreed to, among other things, vote its shares of Theraclone capital stock in favor of the approval and the adoption of the Merger Agreement and any actions required in furtherance thereof.

These provisions might discourage an otherwise interested third party from considering or proposing an acquisition of PharmAthene or Theraclone, even one that may be deemed of greater value than the merger to PharmAthene stockholders or Theraclone stockholders, as applicable.

The merger may be completed even though material adverse changes may result from the announcement of the merger, industry-wide changes or other causes.

In general, either party can refuse to complete the merger if there is a material adverse change affecting the other party between July 31, 2013, the date of the Merger Agreement, and the closing of the merger. However, some types of changes do not permit either party to refuse to complete the merger, even if such changes would have a material adverse effect on PharmAthene or Theraclone. If adverse changes occur but PharmAthene and Theraclone must still complete the merger, the combined company’s stock price may suffer.

We have incurred and will continue to incur significant transaction costs in connection with the merger.

We have incurred and will continue to incur significant transaction costs in connection with the merger. We estimate that we will incur aggregate direct transaction costs of approximately $2.5 million associated with the merger and additional costs associated with the commencement of the combined company’s operation as a public company, which cannot be estimated accurately at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6.  Exhibits.

No.	Description
10.1	Form of Amendment to Employment Agreement of Eric I. Richman
10.2	Form of Amendment to Employment Agreement of Linda Chang
31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
(101)	The following condensed consolidated financial statements from the PharmAthene, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in Extensive Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) Notes to consolidated financial statements.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMATHENE, INC.

Dated: November 7, 2013	By:	/s/ Eric I. Richman
Eric I. Richman
President and Chief Executive Officer

Dated: November 7, 2013	By:	/s/ Linda L. Chang
Linda L. Chang
Chief Financial Officer

