Form 10-Q
period 2014-03-31
PHARMATHENE, INC
filed 2014-05-08
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:    The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of May 1, 2014 was 54,476,138.

PHARMATHENE, INC.

i

Item 1.  Financial Statements

PHARMATHENE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014 (Unaudited)	2013
ASSETS
Current assets:
Cash and cash equivalents	$9,534,720	$10,480,979
Accounts receivable (billed)	-	1,427,113
Unbilled accounts receivable	1,649,896	2,199,525
Prepaid expenses and other current assets	401,448	231,491
Total current assets	11,586,064	14,339,108

Property and equipment, net	380,572	386,068
Other long-term assets and deferred costs	59,132	65,660
Goodwill	2,348,453	2,348,453
Total assets	$14,374,221	$17,139,289

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$471,803	$1,128,172
Accrued expenses and other liabilities	1,929,379	3,182,687
Deferred revenue	62,261	341,723
Short-term debt	-	1,091,740
Current portion of long-term debt	999,996	999,996
Current portion of derivative instruments	2,018	51,663
Total current liabilities	3,465,457	6,795,981

Other long-term liabilities	602,398	588,745
Long-term debt, less current portion	485,388	730,279
Derivative instruments, less current portion	1,495,576	1,688,572
Total liabilities	6,048,819	9,803,577

Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 53,773,705 and 52,304,426 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	5,377	5,230
Additional paid-in-capital	221,125,757	217,877,117
Accumulated other comprehensive loss	(219,367)	(218,710)
Accumulated deficit	(212,586,365)	(210,327,925)
Total stockholders' equity	8,325,402	7,335,712
Total liabilities and stockholders' equity	$14,374,221	$17,139,289

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013

Contract Revenue	$3,742,525	$6,475,138

Operating expenses:
Research and development	3,427,000	5,233,475
General and administrative	2,677,452	2,279,795
Depreciation	39,939	52,602
Total operating expenses	6,144,391	7,565,872

Loss from operations	$(2,401,866)	$(1,090,734)
Other income (expense):
Interest income and expense, net	(69,872)	(99,008)
Change in fair value of derivative instruments	242,641	(905,777)
Other income (expense)	362	(6,123)
Total other income (expense)	173,131	(1,010,908)

Net loss before provision for income taxes	(2,228,735)	(2,101,642)
Provision for income taxes	(29,705)	(9,743)
Net loss	$(2,258,440)	$(2,111,385)

Basic and diluted net loss per share	$(0.04)	$(0.04)
Weighted average shares used in calculation of basic and diluted net loss per share	53,044,119	48,359,181

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

2

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended March 31,
	2014	2013

Net loss	$(2,258,440)	$(2,111,385)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(657)	(1,684)
Comprehensive loss	$(2,259,097)	$(2,113,069)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2014	2013
Operating activities
Net loss	$(2,258,440)	$(2,111,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	528,878	328,581
Change in fair value of derivative instruments	(242,641)	905,777
Depreciation expense	39,939	52,602
Deferred income taxes	29,705	9,743
Non-cash interest expense	26,591	32,431
Gain on the disposal of property and equipment	(5,393)	-
Changes in operating assets and liabilities:
Accounts receivable	1,427,113	566,725
Unbilled accounts receivable	549,629	400,645
Prepaid expenses and other current assets	(178,704)	39,486
Accounts payable	(656,373)	(407,653)
Accrued expenses and other liabilities	(1,274,906)	950,800
Deferred revenue	(279,462)	(507,351)
Net cash (used in) provided by operating activities	(2,294,064)	260,401
Investing activities
Purchases of property and equipment	(37,050)	(25,468)
Proceeds from the sale of property and equipment	8,000	-
Net cash used in investing activities	(29,050)	(25,468)
Financing activities
Repayment of debt	(249,999)	-
Net proceeds from (repayment of) revolving credit agreement	(1,091,740)	(1,274)
Deferred financing costs	-	(112,500)
Net proceeds from issuance of common stock	2,719,184	53,413
Net cash provided (used) by financing activities	1,377,445	(60,361)
Effects of exchange rates on cash	(590)	(2,678)
(Decrease) increase in cash and cash equivalents	(946,259)	171,894
Cash and cash equivalents, at beginning of period	10,480,979	12,701,517
Cash and cash equivalents, at end of period	$9,534,720	$12,873,411

Supplemental disclosure of cash flow information
Cash paid for interest	$43,287	$67,360

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

Note 1 - Business and Liquidity

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

Historically, we have performed under government contracts and grants and raised funds from investors (including additional equity and/or debt issued) to sustain our operations. The Company has spent and will continue to spend substantial funds in the research, development, clinical and preclinical testing in excess of revenues, to support the Company's product candidates with the goal of ultimately obtaining approval from the FDA, to market and sell our products. We have incurred losses in each year since inception, and have a retained deficit of $212.6 million. Our cash balance as of March 31, 2014 was $9.5 million, our accounts receivable (billed and unbilled) was $1.6 million, and our current liabilities were $3.5 million. The need to raise additional capital will depend on many factors, including, but not limited to, our future cash requirements, future contract funding, the ongoing proceedings in our litigation with SIGA (See Note 4 – Commitments and Contingencies), the timing, amount, and profitability of sales of ArestvyrTM, if any (including, potentially, the timing of SIGA’s recognition of revenue related thereto) in the event the trial court awards us a remedy tied to sales or profits of that product, our ability to collect amounts due from SIGA in the event the Delaware Court of Chancery awards us a remedy tied to sales or profits of ArestvyrTM, the outcome of any appeal of any subsequent decision by the Delaware Court of Chancery to the Delaware Supreme Court and future funding required to develop SparVax® in light of the notice the Company received from BARDA advising us of its decision to de-scope the current SparVax® anthrax vaccine contract through a partial termination for convenience. There can be no assurance that we will be able to raise additional capital in the future.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

Our unaudited condensed consolidated financial statements include the accounts of PharmAthene, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows.  The unaudited condensed consolidated balance sheet at December 31, 2013 has been derived from audited consolidated financial statements at that date.  Interest income in the prior year has been reclassified and is now included in interest income and expense, net on the unaudited condensed consolidated statements of operations to conform with current year’s presentation. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year.   Certain information and footnote disclosure normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission. We currently operate in one business segment.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Our unaudited condensed consolidated financial statements include significant estimates for our share-based compensation and the value of our financial instruments, among other things. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Foreign Currency Translation

The functional currency of our wholly owned foreign subsidiaries is their local currency.  Assets and liabilities of our foreign subsidiaries are translated into United States dollars based on exchange rates at the end of the reporting period.  Income and expense items are translated at the weighted average exchange rates prevailing during the reporting period. Translation adjustments for subsidiaries that have not been sold, substantially liquidated or otherwise disposed of, are accumulated in other comprehensive loss, a component of stockholders’ equity. Foreign currency translation adjustments are the sole component of accumulated other comprehensive loss at March 31, 2014 and December 31, 2013. Transaction gains or losses are included in the determination of net loss.

Cash and Cash Equivalents

Cash and cash equivalents are stated at market value.  We consider all highly liquid investments with original maturities of three months or less to be cash equivalents, which, among other things, consist of investments in money market funds with financial institutions. The Company maintains cash balances with financial institutions in excess of insured limits. The Company does not anticipate any losses on such cash balances.

Revolving Line of Credit and Term Loan

As discussed further in Note 6- Financing Transactions, we entered into a loan agreement with General Electric Capital Corporation (“GE Capital”) in March 2012. As part of that agreement, we issued stock purchase warrants to GE Capital that expire in March 2022. The fair value of the warrants was charged to additional paid-in-capital, resulting in a debt discount to the Term Loan at the date of issuance. The debt discount and the financing costs, incurred in connection with the agreement, are being amortized over the term of the loan using the effective interest method and are included in interest expense in the unaudited condensed consolidated statements of operations.

Significant Customers and Accounts Receivable

Our primary customers are the Biomedical Advanced Research and Development Authority, or BARDA, and Chemical Biological Medical Systems, or CBMS. As of March 31, 2014 and December 31, 2013, the Company’s receivable balances (both billed and unbilled) were comprised solely of receivables from BARDA. See Note 7 – Subsequent Events for further details on the status of our contract with BARDA.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net identifiable assets associated with acquisitions. We review the recoverability of goodwill annually at the end of our fiscal year and whenever events or changes in circumstances indicate that it is more likely than not that impairment exists. Recoverability of goodwill is reviewed by comparing our market value (as measured by our stock price multiplied by the number of outstanding shares as of the end of the year) to the net book value of our equity. If our market value exceeds our net book value, no further analysis is required. We completed our annual impairment assessment of goodwill on December 31, 2013 and determined that there was no impairment as of that date. Changes in our business strategy or adverse changes in market conditions could impact the impairment analyses and require the recognition of an impairment charge equal to the excess of the carrying value over its estimated fair value.

Financial Instruments

Our financial instruments, and/or embedded features contained in those instruments, often are classified as derivative liabilities and are recorded at their fair values. The determination of fair value of these instrument and features requires estimates and judgments. Some of our stock purchase warrants are considered to be derivative liabilities due to the presence of net settlement features and/or non-standard anti-dilution provisions; the fair value of our warrants is determined based on the Black-Scholes option pricing model.  Use of the Black-Scholes option pricing model requires the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. See Note 3- Fair Value Measurements for further details.

 Revenue Recognition

We generate our revenue from different types of contractual arrangements: cost-plus-fee contracts and fixed price contracts.

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

Upon notice of termination of a contract from the government, all related termination costs are expensed. If there is assurance that collection is reasonably assured, then revenue is taken as if the contract was a cost-plus-fee contract.

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

Employee share-based compensation expense recognized in the three months ended March 31, 2014 and 2013 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of approximately 12%, based on historical forfeitures.

Share-based compensation expense for the three months ended March 31, 2014 and 2013 was:

	Three months ended March 31,
	2014	2013

Research and development	$189,917	$88,634
General and administrative	338,961	239,947
Total share-based compensation expense	$528,878	$328,581

During the three months ended March 31, 2014, we granted 1,217,755 options to employees and consultants and made no restricted stock grants.  During the three months ended March 31, 2013, we granted 60,000 options to employees and made no restricted stock grants.  At March 31, 2014, we had total unrecognized share-based compensation expense related to unvested awards of approximately $2.3 million net of estimated forfeitures, which we expect to recognize as expense over a weighted-average period of 2.8 years.

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

Income tax expense was $29,705 and $9,743 during the three months ended March 31, 2014 and 2013, respectively relating exclusively to the generation of a deferred tax liability associated with the tax amortization of goodwill, which is included as a component of other long-term liabilities on our consolidated balance sheets.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses. A total of approximately 12.6 million and 11.6 million potential dilutive securities have been excluded in the calculation of diluted net loss per share in the three months ended March 31, 2014 and 2013, respectively, because their inclusion would be anti-dilutive.

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

·	Level 1 — Quoted prices in active markets for identical assets or liabilities.

·

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

·

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2014
	Level 1	Level 2	Level 3	Balance
Assets
Investment in money market funds (1)	$6,428,787	$-	$-	$6,428,787
Total investment in money market funds	$6,428,787	$-	$-	6,428,787

Liabilities
Current portion of derivative instruments related to stock purchase warrants	$-	$-	$2,018	$2,018
Non-current portion of derivative instruments related to stock purchase warrants	-	-	1,495,576	1,495,576
Total derivative instruments related to stock purchase warrants	$-	$-	$1,497,594	$1,497,594

	As of December 31, 2013
	Level 1	Level 2	Level 3	Balance
Assets
Investment in money market funds (1)	$7,928,807	$-	$-	$7,928,807
Total investment in money market funds	$7,928,807	$-	$-	7,928,807

Liabilities
Current portion of derivative instruments related to stock purchase warrants	$-	$-	$51,663	$51,663
Non-current portion of derivative instruments related to stock purchase warrants	$-	$-	$1,688,572	$1,688,572
Total derivative instruments related to stock purchase warrants	$-	$-	$1,740,235	$1,740,235

(1)	Included in cash and cash equivalents in accompanying condensed consolidated balance sheets.

As of March 31, 2014 and December 31, 2013, the Company did not have any transfers between Level 1 and Level 2 assets.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2014 and 2013:

	Balance as of	Unrealized	Balance as of
	December 31,	(Gains)	March 31,
Description	2013	2014	2014
Derivative liabilities related to stock purchase warrants	$1,740,235	$(242,641)	$1,497,594

	Balance as of	Unrealized	Balance as of
	December 31,	Losses	March 31,
Description	2012	2013	2013
Derivative liabilities related to stock purchase warrants	$1,295,613	$905,777	$2,201,390

At March 31, 2014 and 2013, derivative liabilities are comprised of warrants to purchase 2,899,991 shares of common stock. The warrants are considered to be derivative liabilities due to the presence of net settlement features and/or non-standard anti-dilution provisions, and as a result, are recorded at fair value at each balance sheet date. The fair value of our warrants is determined based on the Black-Scholes option pricing model. Use of the Black-Scholes option pricing model requires the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to the unobservable inputs identified above may change the stock purchase warrants’ fair value; increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in the unobservable inputs generally result in decreases in fair value. Unrealized gains and losses on the fair value adjustments for these derivative instruments are classified in other income (expense) as the change in fair value of derivative instruments in our unaudited condensed consolidated statements of operations.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company measures its long-lived assets, including, property and equipment and goodwill, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. (See Note 2-Summary of Significant Accounting Polices). As of March 31, 2014, the Company had no other assets or liabilities that were measured at fair value on a nonrecurring basis.

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

In May 2013, the Delaware Supreme Court issued its ruling on the appeal, affirming the Delaware Court of Chancery’s finding that SIGA had breached certain contractual obligations to us, reversing its finding of promissory estoppel, and remanding the case back to the Delaware Court of Chancery to reconsider the remedy and award of attorney's fees and expert witness and other costs in light of the Delaware Supreme Court’s opinion. The Delaware Court of Chancery heard final oral arguments on the issue of remedy during the first quarter of 2014, and we expect the court to issue its ruling within the next several months. Currently, because the Delaware Supreme Court remanded the issue of a remedy back to the Delaware Court of Chancery, we no longer have a financial interest in ArestvyrTM and may never receive any proceeds from the product.

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

Under the terms of the convertible notes, which were converted or extinguished in 2010, if after the 2nd consecutive business day (other than during an allowable blackout period) on which sales of all of the securities required to be included on the registration statement cannot be made pursuant to the registration statement (a “Maintenance Failure”), we will be required to pay to each selling stockholder a one-time payment of 1.0% of the aggregate principal amount of the convertible notes relating to the affected shares on the initial day of a Maintenance Failure. Our total maximum obligation under this provision at March 31, 2014, which is not probable of payment, would be approximately $0.2 million.

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

In 2008, the Company’s shareholders approved amendments to the 2007 Plan, increasing from 3.5 million shares to 4.6 million shares the maximum number of shares authorized for issuance under the plan and adding an evergreen provision pursuant to which the number of shares authorized for issuance under the plan will increase automatically in each year, beginning in 2009 and continuing through 2015, according to certain limits set forth in the 2007 Plan.  However, the 2007 Plan evergreen provision limit was reached on January 1, 2014. At March 31, 2014, there are approximately 10.3 million shares approved for issuance under the 2007 plan, of which approximately 2.5 million shares are available to be issued. The Board of Directors in conjunction with management determines who receives awards, the vesting conditions and the exercise price.  Options may have a maximum term of ten years.

Warrants

At March 31, 2014 and 2013 there were warrants outstanding to purchase 5,620,128 shares of our common stock, respectively. The warrants outstanding as of March 31, 2014 and 2013 were as follows, and all are exercisable:

Number of Common Shares Underlying Warrants		Issue Date	Exercise Price	Expiration Date
100,778	(1)	March 2007	$3.97	March 2017
705,354	(2)	March 2009	$3.00	September 2014
2,572,775	(1)	July 2009	$2.50	January 2015
500,000	(2)	April 2010	$1.89	October 2015
1,323,214	(2)	July 2010	$1.63	January 2017
371,423	(2)	June 2011	$3.50	June 2016
46,584	(1)	March 2012	$1.61	March 2022
5,620,128

(1)	These warrants to purchase common stock are classified as equity.

(2)	These warrants to purchase common stock are classified as derivative liabilities. The fair value of these liabilities (See Note 3 – Fair Value Measurements) is remeasured at the end of every reporting period and the change in fair value is reported in the unaudited condensed consolidated statements of operations as other income (expense).

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

For the three month period ending March 31, 2014, we sold 1,324,553 shares of our common stock under this arrangement resulting in net proceeds (net of commission) to the Company of approximately $2.5 million. As of March 31, 2014, aggregate gross sales for additional common stock of approximately $6.0 million remained available under the arrangement.  See (Note 7 – Subsequent Events) for additional details.

Loan Agreement with GE Capital

On March 30, 2012, we entered into a Loan Agreement with GE Capital. The Loan Agreement provides for a senior secured debt facility including a $2.5 million term loan and a revolving line of credit of up to $5.0 million based on our outstanding qualified accounts receivable. On March 30, 2012, the term loan was funded for an aggregate amount of $2.5 million.

Under the terms of the revolving line of credit, the Company may draw down from the revolving line of credit up to 85% of qualified billed accounts receivable and 80% of qualified unbilled accounts receivable. As of March 31, 2014, the total amount available to draw was approximately $0.9 million, of which none was drawn and outstanding.

The fixed interest rate on the term loan is 10.14% per annum. The revolving line of credit has an adjustable interest rate based upon the 3-month London Interbank Offered Rate (LIBOR), with a floor of 1.5%, plus 5%. As of March 31, 2014, the interest rate was 6.5%. Both the term loan and the revolving line of credit mature in September 2015. Payments on the term loan were originally interest-only for the first 10 months (which was extended to 12 months pursuant to terms of the agreement); subsequently, the term loan began fully amortizing over its remaining term. Remaining principal payments on the term loan are scheduled as follows:

Year	Principal Payments
2014	$749,997
2015	750,007
$1,500,004

The term loan, net of discount of $14,620, is recorded on the 2014 condensed consolidated balance sheet, as follows:

Current portion of long-term debt	$999,996
Long-term debt, less current portion	485,388
$1,485,384

If we prepay the term loan and terminate the revolving line of credit prior to the scheduled maturity date, we are obligated to pay a prepayment premium equal to 2% of the then outstanding principal amount of the term loan. In addition, we are obligated to pay a final payment fee of 3% of the term loan balance. The final payment fee is being accrued and expensed over the term of the agreement, using the effective interest method and is included in other long-term liabilities on the condensed consolidated balance sheet.

Our obligations under the Loan Agreement are collateralized by a security interest in substantially all of our assets. While the security interest does not, except in limited circumstances, cover our intellectual property, it does cover any proceeds received by us from the use or sale of our intellectual property.

In connection with the Loan Agreement, we issued to GE Capital warrants to purchase 46,584 shares of the Company’s common stock at an exercise price of $1.61 per share. The warrants are exercisable immediately and subject to customary and standard anti-dilution adjustments. The warrants are classified in equity and, as a result, the fair value of the warrants was charged to additional paid-in capital resulting in a debt discount at the date of issuance. The debt discount is being amortized over the term of the loan agreement using the effective interest method. Financing costs incurred in connection with this agreement are also being amortized over the term of the agreement using the effective interest method.

We currently owe GE Capital an aggregate of approximately $1.5 million under the GE Loan Agreement.  As a result of the receipt of the notice that we received from BARDA on April 4, 2014 advising us of its decision to de-scope the current SparVax® anthrax vaccine contract through a partial termination for convenience (See Note 7 – Subsequent Events), and its subsequent communication, and any further communications that we may receive from BARDA in the future, GE Capital could assert that there has occurred an event of default under the GE Loan Agreement, which would allow GE Capital to terminate the commitment and the loans under the GE Loan Agreement and declare any or all of the obligations thereunder to be immediately due and payable. We have not received notice from GE Capital that an event of default has occurred.

The Company determined that the fair value of the term loan approximated its carrying value as of March 31, 2014. The yield in a high yield bond index as of March 31, 2012 was compared to the fixed interest rate on the term loan.  The change in the yield of the high yield bond index as of March 31, 2012 and March 31, 2014 was used to extrapolate a revised fixed interest rate on the term loan.  The original fixed interest rate on the term loan and the revised fixed interest rate were used to compare the net present values of the amount to be repaid to GE Capital.

Note 7 – Subsequent Events

On April 4, 2014, we received notification from BARDA advising us of its decision to de-scope the current SparVax® anthrax vaccine contract through a partial termination for convenience. BARDA has subsequently provided guidance authorizing PharmAthene to complete six activities under the contract. All other activities were de-scoped, including the proposed Phase 2 clinical trial. PharmAthene has proposed a timeline for completing these contract activities up to and including the submission of its settlement proposal. The company expects these events to occur in the third or fourth quarter of 2014.

Subsequent to March 31, 2014, we sold 723,073 shares of our common stock under the controlled equity offering, which resulted in net proceeds of approximately $1.1 million. (See Note 6 – Financing Transactions). Aggregate gross proceeds of up to approximately $4.8 million remain available under the arrangement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  This information may involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  These risks, uncertainties and other factors include, but are not limited to, risks associated with the following:

·	the reliability of the results of the studies relating to efficacy and safety, and possible adverse effects resulting from the administration, of the Company’s product candidates;

·	funding delays, reductions in or elimination of U.S. government funding and/or non-renewal of expiring funding for one or more of our development programs;

·	our common stock;
·	the GE Loan Agreement;
·	our net operating loss carryforwards, or NOLs;
·	the award of government contracts to our competitors or delays caused by third parties challenging government contract awards to us;

·	unforeseen safety and efficacy issues;

·	challenges related to the development, technology transfer, scale-up, and/or process validation of manufacturing processes for our product candidates;

· .	unexpected determinations that these product candidates prove not to be effective and/or capable of being marketed as products; accomplishing future strategic acquisitions or business combinations;

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

·	statements about potential future government contract or grant awards;

·	potential payments under government contracts or grants;

·	potential regulatory approvals;

·	future product advancements; and

·	anticipated financial or operational results.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements which present our results of operations for the three months ended March 31, 2014 and 2013, as well as our financial positions at March 31, 2014 and December 31, 2013, contained elsewhere in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 11, 2014, including the consolidated financial statements contained therein.

Overview

We are a biodefense company engaged in the development and commercialization of next generation medical countermeasures against biological and chemical threats.  Our current biodefense portfolio includes the following product candidates:

·	SparVax®, a next generation recombinant protective antigen (“rPA”) anthrax vaccine,

·	rBChE (recombinant butyrylcholinesterase) bioscavanger, a medical countermeasure for nerve agent poisoning by organophosphorous compounds, including nerve gases and pesticides, and

·	Valortim®, a fully human monoclonal antibody for the prevention and treatment of anthrax infection.

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

On April 4, 2014, we received notification from BARDA, advising us of its decision to de-scope the current SparVax® anthrax vaccine contract through a partial termination for convenience. BARDA has subsequently provided guidance authorizing PharmAthene to complete six activities under the contract. All other activities were de-scoped, including the proposed Phase 2 clinical trial. PharmAthene has proposed a timeline for completing these contract activities up to and including the submission of its settlement proposal. The company expects these events to occur in the third or fourth quarter of 2014. We do not expect that we will receive additional significant funding from BARDA for the further development of SparVax®. Therefore, unless we are able to secure additional funding for our SparVax® development program, we anticipate that revenues for this program will be less in future periods than in prior years. We are continuing to explore different options for the future of the SparVax® program.

Critical Accounting Policies

A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

There were no significant changes in critical accounting policies from those at December 31, 2013.

Results of Operations

Revenue

We recognized revenue of $3.7 million and $6.5 million during the three months ended March 31, 2014 and 2013, respectively.

	Three months ended March 31,
($ in millions)	2014	2013	% Change
SparVax®	$3.4	$5.1	(33.3)
rBChE bioscavenger	0.3	1.4	(78.6)
Total Revenue	$3.7	$6.5	(43.1)

Our revenue was derived primarily from contracts with the U.S. government for the development of SparVax® and our rBChE bioscavanger. Our revenue in the three months ended March 31, 2014 changed from the comparable period of 2013 primarily due to the following:

•

Under our contract for the development of SparVax®, we recognized approximately $3.4 million and $5.1 million in revenue for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, revenue was primarily attributable to specific development activities including stability testing of Final Drug Product (FDP), non-clinical animal studies, and preparation for the BARDA In Process Review (IPR) meeting. Milestone revenue was $0.3 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively. During the quarter ended March 31, 2013 revenue was primarily attributable to pre-clinical and other development work for SparVax®. The decrease in revenue for the three months ended March 31, 2014 compared to the same period in 2013 reflects lower overall development activity in the current period, due to among other things, the FDA’s clinical hold. On April 4, 2014, we received notification from BARDA advising us of its decision to de-scope the current SparVax® anthrax vaccine contract through a partial termination for convenience. BARDA has subsequently provided guidance authorizing PharmAthene to complete six activities under the contract. All other activities were de-scoped, including the proposed Phase 2 clinical trial. PharmAthene has proposed a timeline for completing these contract activities up to and including the submission of its settlement proposal. The company expects these events to occur in the third or fourth quarter of 2014. We do not expect that we will receive additional significant funding from BARDA for the further development of SparVax®. Therefore, unless we are able to secure additional funding for our SparVax® development program, we anticipate that revenues for this program will be less in future periods than in prior years.

•

Under our contract for our second generation rBChE bioscavanger, we recognized approximately $0.3 million and $1.4 million of revenue for the three months ended March 31, 2014 and 2013, respectively. In the first three months of 2014 our activities were focused on the preparation and initial execution of planned efficacy and pharmacokinetic (PK) non- clinical studies, while in the comparable 2013 periods we completed additional upstream and downstream manufacturing activities and material purification and generation activities. The program period of performance was extended to September 2014 and as of March 31, 2014, approximately $0.6 million remains available under this contract. Unless we are able to secure additional funding for our rBChE bioscavanger development program, we anticipate that revenues for this program in future periods will be less than in prior years.

Research and Development Expenses

Our research and development expenses were $3.4 million and $5.2 million for the three months ended March 31, 2014 and March 31, 2013, respectively. These expenses resulted from research and development activities in all periods related primarily to our SparVax® and rBChE bioscavanger programs. Direct expenses included salaries and other costs of personnel, raw materials and supplies, and an allocation of indirect expenses. We also incurred third-party costs, such as contract research, consulting, and clinical development costs for individual projects.

Research and development expenses for the three months ended March 31, 2014 and 2013 were attributable to research programs as follows:

	Three months ended March 31,
($ in millions)	2014	2013	% Change
SparVax ® and Valortim ®	$3.2	$4.4	(27.3)%
rBChE bioscavenger	0.2	0.8	(75.0)%
Total research and development expenses	$3.4	$5.2	(34.6)%

For the three months ended March 31, 2014, research and development expenses decreased $1.8 million from the same period in the prior year, due to decreased costs related to our SparVax® program, as a result of the FDA’s clinical hold imposed in December 2013, and the completion of additional immunopotency assay studies. Costs related to our rBChE bioscavanger program decreased as a result of the completion of certain manufacturing activities.

General and Administrative Expenses

General and administrative functions include executive management, finance and administration, government affairs and regulations, corporate development, human resources, legal, and compliance. For each function, we may incur expenses such as salaries, supplies and third-party consulting and other external costs and non-cash expenditures such as expense related to stock option and restricted share awards.  An allocation of indirect costs such as facilities, utilities, and other administrative overhead is also included in general and administrative expenses.

Expenses associated with general and administrative functions were $2.7 million for the three months ended March 31, 2014 and $2.3 million for the three months ended March 31, 2013.  The $0.4 million increase from the same period in the prior year was primarily due to severance costs related to the General Counsel position, increased shared-based compensation expense, and professional and legal fees.

Other Income (Expense)

Other income (expense) primarily consists of changes in the fair value of our derivative financial instruments and interest expense on our debt and other financial obligations. For the three months ended March 31, 2014, other income was $0.2 million compared to other expense of $1.0 million for the three months ended March 31, 2013, resulting in a change in other income (expense) of approximately $1.2 million. This was primarily the result of the $1.1 million change in the fair value of our derivative instruments, from an unrealized loss of $0.9 million to an unrealized gain of $0.2 million, for the three months ended March 31, 2013 and 2014, respectively.

Income Taxes

The provision for income taxes was $0.03 million and $0.01 million for the three months ended March 31, 2014 and 2013, respectively, an increase of approximately $0.02 million. Our provision for income taxes results from the difference between the treatment of goodwill for income tax purposes and for U.S. GAAP.

Liquidity and Capital Resources

Overview

In addition to amounts paid under our development contract for SparVax®, our primary source of cash during the first quarter of 2014 was provided from proceeds raised as a result of sales of shares of our common stock under the controlled equity offering arrangement, which we commenced at the end of March 2013. Our primary source of cash during the first quarter of 2013 was provided by our operating activities.

Our future capital requirements will depend on many factors, including, the progress of our research and development programs; the progress of preclinical and clinical testing; the time and cost involved in obtaining regulatory approval; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; changes in our existing research relationships; competing technological and marketing developments; our ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others; and any future change in our business strategy. Our cash requirements could change materially as a result of shifts in our business and strategy. The need to raise additional capital will depend on many factors, including, but not limited to, our future cash requirements, future contract funding, the ongoing proceedings in our litigation with SIGA (See Note 4 - Commitments and Contingencies), the timing, amount, and profitability of sales of ArestvyrTM, if any (including, potentially, the timing of SIGA’s recognition of revenue related thereto) in the event the trial court awards us a remedy tied to sales or profits of that product, our ability to collect amounts due from SIGA in the event the Delaware Court of Chancery awards us a remedy tied to sales or profits of ArestvyrTM, the outcome of any appeal of any subsequent decision by the Delaware Court of Chancery to the Delaware Supreme Court and future funding required to develop SparVax® in light of the notice the Company received from BARDA advising us of its decision to de-scope the current SparVax® anthrax vaccine contract through a partial termination for convenience.

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

On April 4, 2014, we received notification from BARDA advising us of its decision to de-scope the current SparVax® anthrax vaccine contract through a partial termination for convenience. BARDA has subsequently provided guidance, authorizing PharmAthene to complete six activities under the contract. All other activities were de-scoped, including the proposed Phase 2 clinical trial. Unless we are able to secure additional funding for our SparVax® development program, we anticipate that revenues for this program will be less in future periods than in prior years.

We currently owe GE Capital an aggregate of approximately $1.5 million under the GE Loan Agreement. As a result of the notification from BARDA on April 4, 2014 advising us of its decision to de-scope the current SparVax® anthrax vaccine contract through a partial termination for convenience, and its subsequent communication, and any further communications that we may receive from BARDA in the future, GE Capital could assert that there has occurred an event of default under the GE Loan Agreement, which would allow GE Capital to terminate the commitment and the loans under the GE Loan Agreement and declare any or all of the obligations thereunder to be immediately due and payable. We have not received notice from GE Capital that an event of default has occurred.

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

Cash and cash equivalents were $9.5 million and $10.5 million at March 31, 2014 and December 31, 2013, respectively.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$(2,294,064)	$260,401
Investing activities	(29,050)	(25,468)
Financing activities	1,377,445	(60,361)
Effects of exchange rates on cash	(590)	(2,678)
Total (decrease) increase in cash and cash equivalents	$(946,259)	$171,894

 Operating Activities

Net cash used by operating activities was $2.3 million for the three months ended March 31, 2014 and $0.3 million was provided by operating activities for the three months ended March 31, 2013.

Net cash used by operating activities during the three months ended March 31, 2014 reflects our net loss of $2.3 million, adjusted for non-cash share-based compensation expense of $0.5 million, the decrease in the fair value of our derivative instruments of $0.2 million, and other non-cash expenses of $0.1 million. A decrease in receivables (billed and unbilled) of approximately $2.0 million was offset by a decrease in liabilities of $2.2 million and an increase in prepaid expenses of $0.2 million.

Net cash provided by operating activities during the three months ended March 31, 2013 reflects our net loss of $2.1 million, adjusted for the increase in the fair value of our derivative instruments of $0.9 million and other noncash expenses of $0.4 million. A decrease in receivables (billed and unbilled) of approximately $1.0 million and an increase in accrued expenses and other liabilities of $1.0 million was partially offset by a decrease in accounts payable of $0.4 million and deferred revenue of $0.5 million.

Investing Activities

There were no significant investing activities during the three months ended March 31, 2014 and March 31, 2013.

Financing Activities

Net cash provided by financing activities was $1.4 million for the three months ended March 31, 2014, as compared to $0.1 million used by financing activities for the three months ended March 31, 2013.

Net cash provided by financing activities during the three months ended March 31, 2014 was primarily due to net proceeds received of $2.5 million from the sale of our common stock under the controlled equity offering arrangement. This was partially offset by a $1.1 million repayment of the revolving credit agreement and $0.3 million term loan. Net cash used by financing activities for the three months ended March 31, 2013 was principally the result of issuance costs incurred in connection with the controlled equity offering which were partially offset from proceeds received from the issuance of common stock in connection with stock option exercises.

On March 25, 2013, we entered into a controlled equity offering arrangement pursuant to which we may offer and sell, from time to time, through a sales agent, shares of our common stock having an aggregate offering price of up to $15.0 million. Under the arrangement, the agent may sell shares by any method permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NYSE MKT, on any other existing trading market for the Common Stock or to or through a market maker. We are not obligated to sell any shares under this arrangement. We are obligated to pay the agent a commission of 3.0% of the aggregate gross proceeds from each sale of shares. As of March 31, 2014, aggregate gross sales for additional common stock of approximately $6.0 million remained available under the arrangement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following are contractual commitments at March 31, 2014:

Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating facility leases	$2,626,400	$803,600	$1,680,000	$142,800	$-
Research and development agreements	2,020,693	2,020,693	-	-	-
Term loan, principal and interest payments	1,624,000	1,108,000	516,000	-	-
Total contractual obligations	$6,271,093	$3,932,293	$2,196,000	$142,800	$-

 (1)  This table does not include any royalty payments relating to future sales of products subject to license agreements the Company has entered into in relation to its in-licensed technology, as the timing and likelihood of such payments are not known. In addition, the table does not include the final payment fee of $0.1 million on the term loan, which is being accrued and expensed over the term of the agreement, using the effective interest method, or the debt discount, which is being amortized over the term of the agreement. See additional discussion in Note 6 – Financing Transactions in the unaudited condensed consolidated financial statements which are included in Part 1 of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is currently confined to our cash and cash equivalents, our revolving line of credit and our derivative instruments.   We currently do not hedge interest rate exposure or foreign currency exchange exposure.  We have not used derivative financial instruments for speculation or trading purposes.

The Company’s current operations in foreign countries are minimal. We have closed our active operations in Canada and maintain only nominal operations in the United Kingdom. A 10% change in exchange rates (against the U.S. dollar) would not have a material impact on earnings, fair values or cash flow.

Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market interest rates would have a significant impact on their realized value. Our term loan with GE Capital is at a fixed 10.14% rate. Because of the fixed rate, a change in market interest rates would not have an impact on interest expense associated with the loan. The interest rate on the revolving line of credit is variable; therefore, a 1% increase in market interest rates above the interest rate floor of 1.5%, would increase interest expense associated with the line by $50,000 if the maximum amount of the line ($5.0 million) was drawn for a full year.

The change in fair value of our derivative instruments is calculated utilizing the Black-Scholes model; therefore, a 10% increase/decrease in the closing price of PharmAthene’s common stock at March 31, 2014, would result in a change in fair value of derivative instruments and our earnings of approximately $0.3 million.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2014, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2013, the Delaware Supreme Court issued its ruling on the appeal, affirming the Delaware Court of Chancery’s finding that SIGA had breached certain contractual obligations to us, reversing its finding of promissory estoppel, and remanding the case back to the Delaware Court of Chancery to reconsider the remedy and award of attorney's fees and expert witness and other costs in light of the Delaware Supreme Court’s opinion. The Delaware Court of Chancery heard final oral arguments on the issue of remedy during the first quarter of 2014, and we expect the court to issue its ruling within the next several months. Currently, because the Delaware Supreme Court remanded the issue of a remedy back to the Delaware Court of Chancery, we no longer have a financial interest in ArestvyrTM and may never receive any proceeds from the product.

While we believe there may be significant revenue potential under a potential damages award, there can be no assurance that the Delaware Court of Chancery will re-instate its prior remedy or order another remedy for us, that SIGA will not appeal any subsequent decision by the Delaware Court of Chancery, or that SIGA will not be successful in any subsequent appeal.

Item 1A.  Risk Factors

Investing in our securities involves risks.  In addition to the other information in this quarterly report on Form 10-Q, stockholders and potential investors should carefully consider the risks and uncertainties discussed in the section titled "Item 1A.  Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2013.  Except as set forth below, there have been no material changes to the risk factors included in the section titled "Item 1A.  Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2013.  The following risk factors are updated from the comparably titled risk factors included in the Form 10-K for the year ended December 31, 2013. All capitalized terms used in this section titled "Item 1A.  Risk Factors" and not otherwise defined herein shall have the respective meanings assigned to such terms in the section titled "Item 1A.  Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2013.

We have not commercialized any products or recognized any revenues from sales. SparVax® has been placed on clinical hold for a second time and our contract with BARDA has been partially terminated for convenience. All of our product candidates are still under development, and there can be no assurance of successful commercialization of any of our products.

We have not commercialized any product candidates or recognized any revenues from product sales. In general, our research and development programs are in development stages. There can be no assurances that one or more of our future product candidates will not fail to meet safety and efficacy standards in human testing, even if those product candidates are found to be effective in animal studies. To develop and commercialize biodefense treatment and prophylactic product candidates, we must provide the FDA and foreign regulatory authorities with human clinical and non-clinical animal data that demonstrate adequate safety and effectiveness. To generate these data, we will have to subject our product candidates to significant additional research and development efforts, including extensive non-clinical studies and clinical testing. We cannot be sure that our approach to drug discovery will be effective or will result in the development of any drug. Our development efforts have been primarily focused on one product candidate, SparVax®. Even if our product candidates are successful when tested in animals, such success would not be a guarantee of the safety or effectiveness of such product candidates in humans.

In August 2012, we received notification from the FDA that our SparVax® rPA anthrax vaccine program was placed on clinical hold prior to initiating any patient dosing in a planned Phase 2 clinical trial. The FDA requested additional stability data and information related to the stability indicating assays, which we supplied, and the FDA lifted the clinical hold in May 2013. In December 2013, we received notification from the FDA that our SparVax® rPA anthrax vaccine program was placed on clinical hold for a second time. Specifically the FDA observed a statistically significant downward trend in potency in the engineering lot of FDP manufactured in early 2012 and a similar but not statistically significant trend in the cGMP lot of SparVax® FDP produced four months later that we had intended to use in a planned Phase 2 clinical trial. PharmAthene recently completed the in-life portion of an ongoing non-clinical rabbit study which showed SparVax® to be beneficial in preventing anthrax infection in animals exposed to anthrax spores. This study was designed to evaluate the efficacy of SparVax® compared to BioThrax® in animals exposed to a lethal dose of anthrax. The study used the cGMP lot of SparVax® FDP that was 22 months old at the initial dose. The dose was repeated 28 days later using the same lot. Rabbits were vaccinated with an estimated human equivalent dose of each vaccine and the data showed 100% survival for both products. Additional data from future SparVax® clinical trials and non-clinical animal studies will be required to establish efficacy in humans. To move forward with clinical development of SparVax® and to be able to respond to the FDA’s concerns, the FDA has requested that we produce a new cGMP lot of FDP, provide the lot release data to the FDA, and provide stability data to the FDA on the BDS we use to produce the final drug product lot. The FDA has also requested that we continue to collect stability data on the previously manufactured engineering and cGMP lots. We cannot be certain that we will be able to produce a cGMP lot of SparVax® FDP that the FDA will find acceptable and it is unclear at this point when or if we will be able to commence a Phase 2 human clinical trial of SparVax®. Consequently, SparVax® revenues will be substantially less overall than they otherwise would have been. The clinical hold will delay the commercialization, if any, of SparVax®, and we cannot offer any assurance that we will ever be able to continue or complete product development for SparVax®.

On April 4, 2014, we received notification from BARDA, advising us of its decision to de-scope the current SparVax® anthrax vaccine contract through a partial termination for convenience. BARDA has subsequently provided guidance authorizing PharmAthene to complete six activities under the contract. All other activities were de-scoped, including the proposed Phase 2 clinical trial. PharmAthene has proposed a timeline for completing these contract activities up to and including the submission of its settlement proposal. The company expects these events to occur in the third or fourth quarter of 2014. Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and the relevant exhibits thereto, for a description of the Agreement. We do not expect that we will receive additional significant funding from BARDA for the further development of SparVax®.

All of our immediately foreseeable future revenues are contingent upon grants and contracts from the U.S. government and we may not achieve sufficient revenues from these agreements to attain profitability.

For the foreseeable future, we believe our main customer will be the U.S. government. Substantially all of our revenues to date have been derived from grants and U.S. government contracts. There can be no assurances that we can enter into new contracts or receive new grants to supply the United States or other governments with our products. The process of obtaining government contracts is lengthy and uncertain.

On April 4, 2014, we received notification from BARDA, advising us of its decision to de-scope the current SparVax® anthrax vaccine contract through a partial termination for convenience. We do not expect that we will receive additional significant funding from BARDA for the further development of SparVax®. If the U.S. government makes significant contract awards for the supply to the SNS to our competitors, rather than to us, our business may be harmed and we may ultimately be unable to supply that particular treatment or product to foreign governments or other third parties. Further, changes in U.S. government budgets and agendas, funding strategies, cost overruns in our programs, or advances by our competitors, may result in changes in the timing of funding for, a decreased and de-prioritized emphasis on, or termination of, U.S. government contracts that support the development and/or procurement of the biodefense products we are developing. For example, while RFP-BARDA-08-15 for an rPA-based anthrax vaccine for the SNS initially indicated that the U.S. government would make an award by September 26, 2008, the award was delayed multiple times and ultimately canceled in December 2009.

Funding is subject to U.S. Congressional appropriations, which are generally made on an annual basis even for multi-year contracts. More generally, due to the ongoing economic uncertainty, the U.S. government may reduce or delay spending in the biodefense field or eliminate funding of certain programs altogether, which could decrease the likelihood of future government contract awards or that the government would procure products from us. Future funding levels for two of our key government customers, BARDA and the U.S. Department of Defense, for the advanced development and procurement of MCMs are uncertain, and may be subject to budget cuts as the U.S. Congress and the President look to reduce the nation’s budget deficit. The Pandemic and All- Hazards Preparedness Reauthorization Act, or PAHPRA, signed into law in March 2013, authorized $2.8 billion in funding for the SRF for fiscal years 2014-2018. These funds are for the procurement of MCMs. PAHPRA also authorized $415 million in funding to BARDA for advanced development activities. However, actual funding for BARDA is dependent on annual congressional appropriations and congress is not obligated to appropriate the authorized amount. The fiscal year 2014 appropriation for BARDA advanced development is consistent with PAHPRA at $415 million. The fiscal year 2014 appropriation for the SRF is $255 million.

Our product development contract for Valortim® with NIAID expired January 31, 2012. In 2013 we entered into a contract for approximately $1 million to supply 35 vials of master cell bank for Valortim® to BARDA. There can be no assurance we will be successful in obtaining additional financial support to develop or procure Valortim®.

Our fully-secured loan agreement with GE Capital is subject to acceleration in specified circumstances, which may result in GE Capital terminating the commitment, accelerating repayment of obligations or taking possession and disposing of any collateral.

In the first quarter 2012, we closed on a senior fully-secured debt facility with GE Capital providing for a $2.5 million term loan and a revolving line of credit of up to $5.0 million based on a percentage of our outstanding qualified accounts receivable. Our obligations under the GE Loan Agreement are secured by a security interest in substantially all of our assets. While the security interest does not, except in limited circumstances, cover our intellectual property, it does cover any proceeds to us from the use of intellectual property. The GE Loan Agreement contains customary representations, warranties and covenants, including limitations on acquisitions, dispositions, incurrence of indebtedness and the granting of security interests. Upon the occurrence and during the continuance of any event of default, GE Capital may, and at the written request of the requisite lenders shall, terminate the commitments under the facilities and declare any or all of the obligations to be immediately due and payable, without demand or notice to us. Any event of default relating to timely payment of debts, insolvency, liquidation, bankruptcy or similar events will result in automatic acceleration. Among the remedies available to GE Capital in case of an event of default are terminating the commitment, accelerating repayment of obligations or taking possession and disposition of any collateral under the GE Loan Agreement.

We currently owe GE Capital an aggregate of approximately $1.5 million under the GE Loan Agreement. As a result of the receipt of the notice that we received from BARDA on April 4, 2014 advising us of its decision to de-scope the current SparVax® anthrax vaccine contract through a partial termination for convenience, and its subsequent communication, and any further communications that we may receive from BARDA in the future, GE Capital could assert that there has occurred an event of default under the GE Loan Agreement, which would allow GE Capital to terminate the commitment and the loans under the GE Loan Agreement and declare any or all of the obligations thereunder to be immediately due and payable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits.

No.	Description
31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(101)*	The following condensed consolidated financial statements from the PharmAthene, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in Extensive Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) Notes to consolidated financial statements.

101.INS*	Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMATHENE, INC.

Dated: May 8, 2014	By:	/s/ Eric I. Richman
Name: Eric I. Richman
Title: President and Chief Executive Officer

Dated: May 8, 2014	By:	/s/ Linda L. Chang
Name: Linda L. Chang
Title: Chief Financial Officer

