Form 10-Q
period 2014-06-30
PHARMATHENE, INC
filed 2014-08-05
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

(410) 269-2600

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer	☒

Non-Accelerated Filer ☐	Smaller Reporting Company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the registrant's Common Stock, par value $0.0001 per share, outstanding as of August 1, 2014 was 56,442,195.

PHARMATHENE, INC.

i

Item 1. Unaudited Financial Statements

PHARMATHENE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$11,265,082	$10,480,979
Billed accounts receivable	-	1,427,113
Unbilled accounts receivable	617,396	2,199,525
Prepaid expenses and other current assets	550,979	231,491
Total current assets	12,433,457	14,339,108

Property and equipment, net	386,541	386,068
Other long-term assets and deferred costs	55,032	65,660
Goodwill	2,348,453	2,348,453
Total assets	$15,223,483	$17,139,289

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$437,382	$1,128,172
Accrued expenses and other liabilities	1,393,856	3,182,687
Deferred revenue	-	341,723
Current portion of long-term debt	999,996	999,996
Current portion of derivative instruments	4	51,663
Short-term debt	-	1,091,740
Total current liabilities	2,831,238	6,795,981

Other long-term liabilities	572,854	588,745
Long-term debt, less current portion	239,738	730,279
Derivative instruments, less current portion	715,041	1,688,572
Total liabilities	4,358,871	9,803,577

Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 55,525,710 and 52,304,246 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	5,553	5,230
Additional paid-in-capital	224,104,547	217,877,117
Accumulated other comprehensive loss	(220,003)	(218,710)
Accumulated deficit	(213,025,485)	(210,327,925)
Total stockholders' equity	10,864,612	7,335,712
Total liabilities and stockholders' equity	$15,223,483	$17,139,289

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Contract revenue	$3,658,933	$4,295,400	$7,401,458	$10,770,538

Operating expenses:
Research and development	2,372,687	3,402,545	5,799,687	8,636,020
General and administrative	2,419,909	2,332,730	5,097,361	4,612,525
Depreciation	36,208	41,854	76,147	94,456
Total operating expenses	4,828,804	5,777,129	10,973,195	13,343,001

Loss from operations	$(1,169,871)	$(1,481,729)	$(3,571,737)	$(2,572,463)
Other income (expense):
Interest income	676	1,656	682	2,439
Interest expense	(57,230)	(100,027)	(127,108)	(199,818)
Change in fair value of derivative instruments	782,549	352,824	1,025,190	(552,953)
Other income (expense)	(1,912)	2,110	(1,550)	(4,013)
Total other income (expense)	724,083	256,563	897,214	(754,345)

Net loss before income taxes	(445,788)	(1,225,166)	(2,674,523)	(3,326,808)
Income tax (provision) benefit	6,668	(11,206)	(23,037)	(20,949)
Net loss	$(439,120)	$(1,236,372)	$(2,697,560)	$(3,347,757)

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.05)	$(0.07)
Weighted average shares used in calculation of basic and diluted net loss per share	54,670,870	49,749,167	53,861,988	49,058,014

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

2

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net loss	$(439,120)	$(1,236,372)	$(2,697,560)	$(3,347,757)
Other comprehensive loss:
Foreign currency translation adjustments	(636)	(1,262)	(1,293)	(2,946)
Comprehensive loss	$(439,756)	$(1,237,634)	$(2,698,853)	$(3,350,703)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2014	2013

Operating activities
Net loss	$(2,697,560)	$(3,347,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	891,983	652,589
Change in fair value of derivative instruments	(1,025,190)	552,953
Depreciation expense	76,147	94,456
Deferred income taxes	23,037	20,949
Non-cash interest expense	49,311	70,473
Gain on the disposal of property and equipment	(5,393)	-
Changes in operating assets and liabilities:
Accounts receivable	1,427,113	892,581
Unbilled accounts receivable	1,582,129	419,811
Prepaid expenses and other current assets	(278,333)	355,878
Accounts payable	(690,790)	1,292,796
Accrued expenses and other liabilities	(1,838,131)	(366,136)
Deferred revenue	(341,723)	(873,580)
Net cash used in operating activities	(2,827,400)	(234,987)
Investing activities
Purchases of property and equipment	(79,227)	(70,581)
Proceeds from the sale of property and equipment	8,000	-
Net cash used in investing activities	(71,227)	(70,581)
Financing activities
Repayment of debt	(499,998)	(249,999)
Net repayment of revolving credit agreement	(1,091,740)	(162,364)
Proceeds from issuance of common stock, net of offering costs	5,275,584	3,810,403
Net cash provided by financing activities	3,683,846	3,398,040
Effects of exchange rates on cash	(1,116)	(4,080)
Increase in cash and cash equivalents	784,103	3,088,392
Cash and cash equivalents, at beginning of period	10,480,979	12,701,517
Cash and cash equivalents, at end of period	$11,265,082	$15,789,909

Supplemental disclosure of cash flow information
Cash paid for interest	$77,797	$129,345

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

Note 1 - Business and Liquidity

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

Historically, we have performed under government contracts and grants and raised funds from investors (including additional equity and debt issuance) to sustain our operations. We have spent and will continue to spend substantial funds in the research, development, clinical and preclinical testing in excess of revenues, to support our product candidates with the goal of ultimately obtaining approval from the U.S. Food and Drug Administration, or the FDA, to market and sell our products. We have incurred losses in each year since inception, and have a retained deficit of $213 million. Our cash balance as of June 30, 2014 was $11.3 million, our accounts receivable (billed and unbilled) was $0.6 million, and our current liabilities were $2.8 million. With the de-scoping of the current SparVax® anthrax vaccine contract in April 2014, we expect revenue to decline significantly. While we have undertaken efforts to reduce expenses, we expect increased losses in the future. The need to raise additional capital will depend on many factors, including, but not limited to, our future cash requirements, future contract funding, the ongoing proceedings in our litigation with SIGA Technologies, Inc., or SIGA, (See Note 4—Commitments and Contingencies), the timing, amount, and profitability of sales of Tecovirimat, also known as ST-246® (formerly referred to as “Arestvyr™” and currently referred to by SIGA in its Current Report on Form 10-Q for the quarterly period ended June 30, 2014 as “Tecovirimat”), if any (including, potentially, the timing of SIGA's recognition of revenue related thereto) in the event the court awards us a remedy tied to sales or profits of the product. In addition, there are other factors, including, but not limited to, our ability to collect amounts due from SIGA in the event the Delaware Court of Chancery awards us a remedy tied to sales or profits, the outcome of any appeal of any subsequent decision by the Delaware Court of Chancery to the Delaware Supreme Court, and future funding required to develop SparVax® in light of the notice we received from the Biomedical Advanced Research and Development Authority, or BARDA, advising us of its decision to de-scope the current SparVax® anthrax vaccine contract through a partial termination for convenience. There can be no assurance that we will be able to raise additional capital in the future. We do not expect that we will receive additional significant funding from BARDA for the further development of SparVax®; however, we are pursuing other potential funding sources.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

Our unaudited condensed consolidated financial statements include the accounts of PharmAthene, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows.  The unaudited condensed consolidated balance sheet at December 31, 2013 has been derived from audited consolidated financial statements at that date.  The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year.  Certain information and footnote disclosure normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission, or the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC. We currently operate in one business segment.

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

Foreign Currency Translation

The functional currency of our wholly owned foreign subsidiaries is their local currency.  Assets and liabilities of our foreign subsidiaries are translated into United States dollars based on exchange rates at the end of the reporting period.  Income and expense items are translated at the weighted average exchange rates prevailing during the reporting period. Translation adjustments for subsidiaries that have not been sold, substantially liquidated or otherwise disposed of are accumulated in other comprehensive loss, a component of stockholders' equity. Foreign currency translation adjustments are the sole component of accumulated other comprehensive loss at June 30, 2014 and December 31, 2013. Transaction gains or losses are included in the determination of net loss.

Cash and Cash Equivalents

Cash and cash equivalents are stated at market value.  We consider all highly liquid investments with original maturities of three months or less to be cash equivalents, which, among other things, consist of investments in money market funds with financial institutions. We maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses on such cash balances.

Revolving Line of Credit and Term Loan

As discussed further in Note 6—Financing Transactions, we entered into a loan agreement with General Electric Capital Corporation, or GE Capital, in March 2012. As part of that agreement, we issued stock purchase warrants to GE Capital that expire in March 2022. The fair value of the warrants was charged to additional paid-in-capital, resulting in a debt discount to the Term Loan at the date of issuance. The debt discount and the financing costs, incurred in connection with the agreement, are being amortized over the term of the loan using the effective interest method and are included in interest expense in the unaudited condensed consolidated statements of operations.

Significant Customers and Accounts Receivable

Our primary customers are BARDA and Chemical Biological Medical Systems (an arm of the Department of Defense), or CBMS. As of June 30, 2014 and December 31, 2013, our receivable balances (both billed and unbilled) were comprised solely of receivables from BARDA.

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

Financial Instruments

Our financial instruments, and/or embedded features contained in those instruments, often are classified as derivative liabilities and are recorded at their fair values. The determination of fair value of these instruments and features requires estimates and judgments. Some of our stock purchase warrants are considered to be derivative liabilities due to the presence of net settlement features and/or non-standard anti-dilution provisions; the fair value of our warrants is determined based on the Black-Scholes option pricing model.  Use of the Black-Scholes option pricing model requires the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. See Note 3—Fair Value Measurements for further details.

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

A milestone is considered substantive if all of the following conditions are met:

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

If a milestone is deemed not to be substantive, we recognize the portion of the milestone payment as revenue that correlates to work already performed using the proportional performance method; the remaining portion of the milestone payment is deferred and recognized as revenue as we complete our performance obligations.

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

Upon notice of termination of a contract from the government, all related termination costs are expensed. Revenue is recognized on the termination costs to the extent those costs are allowable and billable under the contract.

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

Employee share-based compensation expense recognized in the three months and six months ended June 30, 2014 and 2013 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures, based on historical forfeitures.

Share-based compensation expense for the three months ended June 30, 2014 and 2013 was:

	Three months ended June 30,
	2014	2013

Research and development	$87,304	$73,859
General and administrative	275,801	250,149
Total share-based compensation expense	$363,105	$324,008

During the three months ended June 30, 2014, we granted 140,000 options to nonemployee directors and made no restricted stock grants. During the three months ended June 30, 2013, we granted 145,000 options to employees and nonemployee directors and made no restricted stock grants.

Share-based compensation expense for the six months ended June 30, 2014 and 2013 was:

	Six months ended June 30,
	2014	2013

Research and development	$277,221	$162,493
General and administrative	614,762	490,096
Total share-based compensation expense	$891,983	$652,589

During the six months ended June 30, 2014, we granted 1,357,755 options to employees, nonemployee directors and consultants and made no restricted stock grants.  During the six months ended June 30, 2013, we granted 205,000 options to employees, nonemployee directors and consultants and made no restricted stock grants.

At June 30, 2014, we had total unrecognized share-based compensation expense related to unvested awards of approximately $2.1 million net of estimated forfeitures, which we expect to recognize as expense over a weighted-average period of 2.7 years.

Income Taxes

We account for income taxes using the asset and liability approach, which requires the recognition of future tax benefits or liabilities on the temporary differences between the financial reporting and tax bases of our assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. We also recognize a tax benefit from uncertain tax positions only if it is "more likely than not" that the position is sustainable based on its technical merits. Our policy is to recognize interest and penalties on uncertain tax positions as a component of income tax expense.

Income tax (benefit) expense was $(6,668) and $11,206 during the three months ended June 30, 2014 and 2013, respectively and $23,037 and $20,949 during the six months ended June 30, 2014 and 2013, respectively, relating exclusively to the generation of a deferred tax liability associated with the tax amortization of goodwill, which is included as a component of other long-term liabilities on our consolidated balance sheets. The income tax (benefit) expense results from the difference between the treatment of goodwill for income tax purposes and for U.S. GAAP. This amount is amortized during the year based on estimated operations, and while this estimate may change due to circumstances, it does not indicate that the estimates are unreliable for the purpose for which they are used.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses. A total of approximately 12.3 million and 11.7 million potential dilutive securities have been excluded in the calculation of diluted net loss per share in the three and six months ended June 30, 2014 and 2013, respectively, because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue From Contracts With Customers, or ASU 2014-09. Pursuant to this update an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For a public entity, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We have not yet determined the impact of adoption on our financial statements.

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

An asset's or liability's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  At each reporting period, we perform a detailed analysis of our assets and liabilities that are measured at fair value.  All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

We have segregated our financial assets and liabilities that are measured at fair value into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.  We have no non-financial assets and liabilities that are measured at fair value on a recurring basis.

The following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis:

	As of June 30, 2014
	Level 1	Level 2	Level 3	Balance

Assets
Investment in money market funds(1)	$6,429,144	$-	$-	$6,429,144
Total investment in money market funds	$6,429,144	$-	$-	$6,429,144

Liabilities
Current portion of derivative instruments related to stock purchase warrants	$-	$-	$4	$4
Non-current portion of derivative instruments related to stock purchase warrants	-	-	715,041	715,041
Total derivative instruments related to stock purchase warrants	$-	$-	$715,045	$715,045

	As of December 31, 2013
	Level 1	Level 2	Level 3	Balance

Assets
Investment in money market funds(1)	$7,928,807	$-	$-	$7,928,807
Total investment in money market funds	$7,928,807	$-	$-	$7,928,807

Liabilities
Current portion of derivative instruments related to stock purchase warrants	$-	$-	$51,663	$51,663
Non-current portion of derivative instruments related to stock purchase warrants	-	-	1,688,572	1,688,572
Total derivative instruments related to stock purchase warrants	$-	$-	$1,740,235	$1,740,235

(1) Included in cash and cash equivalents in accompanying condensed consolidated balance sheets.

During the three and six months ended June 30, 2014 and 2013, we did not have any transfers between Level 1 and Level 2 assets.

The following table sets forth a summary of changes in the fair value of our Level 3 liabilities for the six months ended June 30, 2014:

	Balance as of	Unrealized	Balance as of
	December 31,	(Gains)	June 30,
Description	2013	2014	2014
Derivative liabilities related to stock purchase warrants	$1,740,235	$(1,025,190)	$715,045

The following table sets forth a summary of changes in the fair value of our Level 3 liabilities for the six months ended June 30, 2013:

	Balance as of	Unrealized	Balance as of
	December 31,	Losses	June 30,
Description	2012	2013	2013
Derivative liabilities related to stock purchase warrants	$1,295,613	$552,953	$1,848,566

At June 30, 2014 and 2013, derivative liabilities are comprised of warrants to purchase 2,899,991 shares of common stock. The warrants are considered to be derivative liabilities due to the presence of net settlement features and/or non-standard anti-dilution provisions, and as a result, are recorded at fair value at each balance sheet date. The fair value of our warrants is determined based on the Black-Scholes option pricing model. Use of the Black-Scholes option pricing model requires the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to the unobservable inputs identified above may change the stock purchase warrants' fair value; increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in the unobservable inputs generally result in decreases in fair value. Unrealized gains and losses on the fair value adjustments for these derivative instruments are classified in other income (expense) as the change in fair value of derivative instruments in our unaudited condensed consolidated statements of operations.

Quantitative Information about Level 3 Fair Value Measurements
Fair Value at June 30, 2014	Valuation Technique	Unobservable Inputs
$715,045	Black-Scholes option pricing model	Expected term
Expected dividends
Anticipated volatility

Assets Measured at Fair Value on a Nonrecurring Basis

We measure our long-lived assets, including, property and equipment and goodwill, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. (See Note 2—Summary of Significant Accounting Policies). As of June 30, 2014, we had no other assets or liabilities that were measured at fair value on a nonrecurring basis.

Note 4 - Commitments and Contingencies

SIGA Litigation

In December 2006, we filed a complaint against SIGA in the Delaware Court of Chancery.  The complaint alleged, among other things, that we have the right to license exclusively development and marketing rights for SIGA's drug candidate, Tecovirimat, pursuant to a merger agreement between the parties that was terminated in 2006.  The complaint also alleged that SIGA failed to negotiate in good faith the terms of such a license pursuant to the terminated merger agreement.

In September 2011, the Court issued an opinion in the case finding that SIGA had breached certain contractual obligations to us and upholding our claims of promissory estoppel.  The Court awarded us the right to receive 50% of all net profits (as defined in the court's final judgment) related to the sale of Tecovirimat and related products for 10 years following initial commercial sale of the drug once SIGA earns $40 million in net profits from the sale of Tecovirimat and related products.  The Court also awarded us one-third of our reasonable attorney's fees and expert witness fees, which amounts to approximately $2.4 million plus interest. In May 2012, the Court issued its final judgment. SIGA appealed aspects of the decision to the Delaware Supreme Court. In response, we cross-appealed other aspects of the decision.

In May 2013, the Delaware Supreme Court issued its ruling on the appeal, affirming the Delaware Court of Chancery's finding that SIGA had breached certain contractual obligations to us, reversing its finding of promissory estoppel, and remanding the case back to the Delaware Court of Chancery to reconsider the remedy and award of attorney's fees and expert witness and other costs in light of the Delaware Supreme Court's opinion. The Delaware Court of Chancery heard final oral arguments on the issue of remedy during the first quarter of 2014, and we expect the court to issue its ruling within the next several months. Currently, because the Delaware Supreme Court remanded the issue of a remedy back to the Delaware Court of Chancery, we no longer have a financial interest in Tecovirimat and may never receive any proceeds from the product.

While we believe we may generate revenue under a potential damages award, there can be no assurance that the Delaware Court of Chancery will re-instate its prior remedy or order another remedy for us, that SIGA will not appeal any subsequent decision by the Delaware Court of Chancery, or that SIGA will not be successful in any subsequent appeal. We have not yet recorded any amount due from SIGA in relation to this case.

Government Contracting

Payments we receive on cost-plus-fee contracts are provisional. The accuracy and appropriateness of costs charged to U.S. Government contracts are subject to regulation, audit and possible disallowance by the procuring agency. Accordingly, costs billed or billable to U.S. Government customers are subject to potential adjustment upon audit by such agencies. In our opinion, adjustments that may result from audits are not expected to have a material effect on our financial position, results of operations, or cash flows.

Registration Rights Agreements

We entered into a Registration Rights Agreement with the investors who participated in the July 2009 private placement of convertible notes and related warrants.  We subsequently filed two registration statements on Form S-3 with the SEC to register the offer and sale of the shares underlying the convertible notes and related warrants, which registration statements have been declared effective. We are obligated to maintain the registration statements effective until the date when all shares underlying the convertible notes and related warrants (and any other securities issued or issuable with respect to in exchange for such shares) have been sold. The convertible notes were converted or extinguished in 2010, although the related warrants remain outstanding. The warrants will expire on January 28, 2015.

We have separate registration rights agreements with investors, under which we have obligations to keep the corresponding registration statements effective until the registrable securities (as defined in each agreement) have been sold, and under which we may have separate obligations to file registration statements in the future on a demand basis or register the offer and sale of shares on a "piggy-back" basis or both.

Under the terms of the convertible notes, which were converted or extinguished in 2010, if after the second consecutive business day (other than during an allowable blackout period) on which sales of all of the securities required to be included on the registration statement cannot be made pursuant to the registration statement (a "Maintenance Failure"), we will be required to pay to each selling stockholder an initial payment of 1.0% of the aggregate principal amount of the convertible notes relating to the affected shares on the initial day of a Maintenance Failure. Our total maximum obligation under this provision at June 30, 2014, which is not probable of payment, is approximately $0.2 million.

Following a Maintenance Failure, we will also be required to make to each selling stockholder monthly payments of 1.0% of the aggregate principal amount of the convertible notes relating to the affected shares on every 30th day after the initial day of a Maintenance Failure, in each case prorated for shorter periods and until the failure is cured. Our total maximum obligation under this provision, which is not probable of payment, is approximately $0.2 million for each month until the failure, if it occurs, is cured.

Note 5 - Stockholders' Equity

Long-Term Incentive Plan

In 2007, our stockholders approved the 2007 Long-Term Incentive Compensation Plan, or the 2007 Plan, which provides for the granting of incentive and non-qualified stock options, stock appreciation rights, performance units, restricted common awards and performance bonuses, or collectively “awards", to our officers and employees.  Additionally, the 2007 Plan authorizes the granting of non-qualified stock options and restricted stock awards to our directors and to independent consultants.

In 2008, our stockholders approved amendments to the 2007 Plan, increasing from 3.5 million shares to 4.6 million shares the maximum number of shares authorized for issuance under the plan and adding an evergreen provision pursuant to which the number of shares authorized for issuance under the plan will increase automatically in each year, beginning in 2009 and continuing through 2015, according to certain limits set forth in the 2007 Plan.  However, the 2007 Plan evergreen provision limit was reached on January 1, 2014. At June 30, 2014, there are approximately 10.3 million shares approved for issuance under the 2007 Plan, of which approximately 2.7 million shares are available to be issued. The Board of Directors in conjunction with management determines who receives awards, the vesting conditions and the exercise price. Options may have a maximum term of ten years.

Warrants

At June 30, 2014 and 2013 there were warrants outstanding to purchase 5,620,128 shares of our common stock, respectively. The warrants outstanding as of June 30, 2014 and 2013 were as follows, and all are exercisable:

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

(2) These warrants to purchase common stock are classified as derivative liabilities. The fair value of these liabilities (See Note 3—Fair Value Measurements) is remeasured at the end of every reporting period and the change in fair value is reported in the unaudited condensed consolidated statements of operations as other income (expense).

Note 6 – Financing Transactions

Controlled Equity Offering

On March 25, 2013, we entered into a controlled equity offering sales agreement with a sales agent, and filed a prospectus supplement to our prospectus dated July 27, 2011 with the SEC, dated March 25, 2013 related thereto, pursuant to which we may offer and sell, from time to time, through the agent shares of our common stock having an aggregate offering price of up to $15.0 million. Under this arrangement, the agent may sell shares by any method permitted by law and deemed to be an "at-the-market" offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NYSE MKT, or any other existing trading market for our common stock or to or through a market maker. Subject to the terms and conditions of that agreement, the agent will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of NYSE MKT, to sell shares from time to time based upon our instructions. We are not obligated to sell any shares under the arrangement. We are obligated to pay the agent a commission of 3.0% of the aggregate gross proceeds from each sale of shares under the arrangement.

On May 23, 2014, we entered into an amendment to the controlled equity offering sales agreement with the sales agent, and filed a prospectus supplement to the aforementioned prospectus and a new registration statement with the SEC dated May 23, 2014 related thereto (declared effective on May 30, 2014), pursuant to which we may offer and sell, from time to time, through the agent shares of our common stock having an aggregate offering price of up to an additional $15.0 million. The prospectus supplement, dated March 25, 2013, relating to the first $15.0 million of shares of common stock pursuant to the sales agreement, as amended, expired on July 26, 2014 and is, therefore, no longer available for the sale of common stock by us thereunder. As of June 30, 2014, aggregate gross sales for additional common stock of approximately $3.3 million remained available under the prospectus supplement, dated March 25, 2013. $15.0 million remains available under the amendment to the controlled equity offering. During the six months ended June 30, 2014, we sold 3,068,803 shares of our common stock under this arrangement resulting in net proceeds (net of commission) to us of approximately $5.1 million. See Note 7—Subsequent Events for additional details.

Loan Agreement with GE Capital

On March 30, 2012, we entered into a Loan Agreement with GE Capital. The Loan Agreement provides for a senior secured debt facility including a $2.5 million term loan and a revolving line of credit of up to $5.0 million based on our outstanding qualified accounts receivable. On March 30, 2012, the term loan was funded for an aggregate amount of $2.5 million.

Under the terms of the revolving line of credit, we may draw down from the revolving line of credit up to 85% of qualified billed accounts receivable and 80% of qualified unbilled accounts receivable. As of June 30, 2014, the total amount available to draw was approximately $0.5 million, of which none was drawn and outstanding.

The fixed interest rate on the term loan is 10.14% per annum. The revolving line of credit has an adjustable interest rate based upon the 3-month London Interbank Offered Rate (LIBOR), with a floor of 1.5%, plus 5%. As of June 30, 2014, the interest rate was 6.5%. Both the term loan and the revolving line of credit mature in September 2015. Payments on the term loan were originally interest-only for the first 10 months (which was extended to 12 months pursuant to terms of the agreement); subsequently, the term loan began fully amortizing over its remaining term. Remaining principal payments on the term loan are scheduled as follows:

Year	Principal Payments
2014	$499,998
2015	750,007
$1,250,005

The term loan, net of discount, is recorded on the 2014 condensed consolidated balance sheet, as follows:

Current portion of long-term debt	$999,996
Long-term debt, less current portion	239,738
$1,239,734

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

In connection with the Loan Agreement, we issued to GE Capital warrants to purchase 46,584 shares of our common stock at an exercise price of $1.61 per share. The warrants are exercisable immediately and subject to customary and standard anti-dilution adjustments. The warrants are classified in equity and, as a result, the fair value of the warrants was charged to additional paid-in-capital resulting in a debt discount at the date of issuance. The debt discount is being amortized over the term of the loan agreement using the effective interest method. Financing costs incurred in connection with this agreement are also being amortized over the term of the agreement using the effective interest method.

We currently owe GE Capital an aggregate of approximately $1.3 million under the GE Loan Agreement.  As a result of the receipt of the notice that we received from BARDA on April 4, 2014 advising us of its decision to de-scope the current SparVax® anthrax vaccine contract through a partial termination for convenience, and its subsequent communication, and any further communications that we may receive from BARDA in the future, GE Capital could assert that there has occurred an event of default under the GE Loan Agreement, which would allow GE Capital to terminate the commitment and the loans under the GE Loan Agreement and declare any or all of the obligations thereunder to be immediately due and payable. We have not received notice from GE Capital that an event of default has occurred.

We determined that the fair value of the term loan approximated its carrying value as of June 30, 2014 based on market comparables.

Note 7 – Subsequent Events

In July 2014, we committed to a plan to realign our research and development resources, including a reduction in force of 11 employees, or approximately one third of our technical staff, and other cost-cutting measures. The reduction in force is in response to the notice from BARDA advising us that it was de-scoping the current SparVax® anthrax vaccine contract through a partial termination for convenience. We expect to record a restructuring charge of approximately $0.3 million in the quarter ending September 30, 2014 related to this plan.

Subsequent to June 30, 2014, we sold 876,954 shares of our common stock under the controlled equity offering arrangement, which resulted in net proceeds of approximately, $1.2 million. See Note 6 – Financing Transactions for additional details.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  This information may involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  These risks, uncertainties and other factors include, but are not limited to, risks associated with the following:

•	the reliability of the results of the studies relating to efficacy and safety, and possible adverse effects resulting from the administration, of the Company's product candidates;

•	funding delays, reductions in or elimination of U.S. government funding and/or non-renewal of expiring funding for one or more of our development programs;

•	our common stock;

•	the GE Loan Agreement;

•	our net operating loss carryforwards, or NOLs;

•	the award of government contracts to our competitors or delays caused by third parties challenging government contract awards to us;

•	unforeseen safety and efficacy issues;

•	challenges related to the development, technology transfer, scale-up, and/or process validation of manufacturing processes for our product candidates;

•	unexpected determinations that these product candidates are not effective and/or capable of being marketed as products; and

•	risk associated with accomplishing any future strategic acquisitions or business combinations.

In addition to the foregoing, please review the risks detailed under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and in our other reports filed with the SEC from time to time thereafter. In particular, in its May 2013 decision, the Delaware Supreme Court reversed the remedy ordered by the Delaware Court of Chancery which awarded PharmAthene 50% of all net profits (as defined in the court's final judgment) related to the sale of Tecovirimat, also known as ST-246® (formerly referred to as “Arestvyr™” and currently referred to by SIGA in its Current Report on Form 10-Q for the quarterly period ended June 30, 2014 as “Tecovirimat”) and related products for 10 years following the initial commercial sale of the drug once SIGA earns $40.0 million in net profits from the sale of Tecovirimat and related products and remanded the issue of a remedy back to the trial court for reconsideration. As a result, there can be no assurance that the Delaware Court of Chancery will issue a remedy that provides us with a financial interest in Tecovirimat t and related products or any remedy. Furthermore, there is significant uncertainty regarding the level and timing of sales of Tecovirimat and when and whether it will be approved by the FDA, and corresponding health agencies around the world. Therefore, even if the Delaware Court of Chancery does award us a remedy that provides us monies related to sales or profit of Tecovirimat, we cannot predict with certainty if or when SIGA will begin recognizing profit on the sale thereof and there can be no assurance that any profits, if recognized, received by SIGA and paid to us will be significant. Significant additional non-clinical animal studies, human clinical trials, and manufacturing development work remain to be completed for all our products candidates, including Valortim®, rBChE and SparVax®. At this point, future government funding to support the development of Valortim®, rBChE and SparVax® is unlikely. It is also uncertain whether any of our product candidates will be shown to be safe and effective and approved by regulatory authorities for use in humans. Forward-looking statements describe management's current expectations regarding our future plans, strategies and objectives and are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," "project," "potential" or "plan" or the negative of these words or other variations on these words or comparable terminology. Such statements include, but are not limited to:

•	statements about potential future government contract or grant awards;

•	potential payments under government contracts or grants;

•	potential regulatory approvals;

•	anticipated results of pending litigation;

•	future product advancements; and

•	anticipated financial or operational results.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements which present our results of operations for the three and six months ended June 30, 2014 and 2013, as well as our financial positions at June 30, 2014 and December 31, 2013, contained elsewhere in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2013, including the consolidated financial statements contained therein.

Overview

We are a biodefense company engaged in the development and commercialization of next generation medical countermeasures against biological and chemical threats.  Our current biodefense portfolio includes the following product candidates:

•	SparVax®, a next generation recombinant protective antigen, or rPA, anthrax vaccine;

•	rBChE (recombinant butyrylcholinesterase) bioscavanger, a medical countermeasure for nerve agent poisoning by organophosphorous compounds, including nerve gases and pesticides; and

•	Valortim®, a fully human monoclonal antibody for the prevention and treatment of anthrax infection.

In May 2013, the Delaware Supreme Court affirmed a September 2011 ruling of the Delaware Court of Chancery that SIGA had breached certain contractual obligations to us. The matter is on remand to the Delaware Court of Chancery to determine a remedy in light of the Delaware Supreme Court's decision. Previously, the Delaware Court of Chancery had awarded us the right to receive 50% of all net profits (as defined in the court's final judgment) related to the sale of SIGA, Tecovirimat and related products for 10 years following initial commercial sale of the drug once SIGA earns $40.0 million in net profits from the sales of Tecovirimat and related products and a portion of our attorney's fees and expert witness and other costs. While we believe we may generate revenue under a potential damages award, there can be no assurance that the Delaware Court of Chancery will re-instate its prior remedy or order another remedy for us, or that SIGA will not appeal any subsequent decision by the Delaware Court of Chancery, or that SIGA will not be successful in any subsequent appeal. Currently, because the Delaware Supreme Court remanded the issue of a remedy back to the Delaware Court of Chancery, we no longer have a financial interest in Tecovirimat and may never receive any proceeds from the product.

On April 4, 2014, we received notification from BARDA, advising us of its decision to de-scope the current SparVax® anthrax vaccine contract through a partial termination for convenience. BARDA has subsequently provided guidance authorizing PharmAthene to complete six activities under the contract. All other activities were de-scoped, including the proposed Phase 2 clinical trial. PharmAthene proposed an estimated timeline for the completion of these contract activities and the submission of a settlement proposal. BARDA has accepted PharmAthene’s proposed estimated timeline. We expect these events to occur in the third or fourth quarter of 2014. We do not expect that we will receive additional significant funding from BARDA for the further development of SparVax®. Therefore, unless we are able to secure additional funding for our SparVax® development program from other sources, we anticipate that revenues for this program will be less in future periods than in prior years. We are continuing to explore different options for the future of the SparVax® program.

Critical Accounting Policies

A "critical accounting policy" is one that is both important to the portrayal of our financial condition and results of operations and that requires management's most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC.

During the six months ended June 30, 2014, there were no significant changes in critical accounting policies from those at December 31, 2013.

Results of Operations

Revenue

We recognized revenue of $3.7 million and $4.3 million during the three months ended June 30, 2014 and 2013, respectively. We recognized revenue of $7.4 million and $10.8 million during the six months ended June 30, 2014 and 2013, respectively.

	Three months ended June 30,
($ in millions)	2014	2013	% Change
SparVax®	$3.4	$3.5	(2.9)%
rBChE bioscavenger	0.3	0.8	(62.5)%
Total revenue	$3.7	$4.3	(14.0)%

	Six Months ended June 30,
($ in millions)	2014	2013	% Change
SparVax®	$6.9	$8.6	(19.8)%
rBChE bioscavenger	0.5	2.2	(77.3)%
Total revenue	$7.4	$10.8	(31.5)%

Our revenue was derived primarily from contracts with the U.S. government for the development of SparVax® and our rBChE bioscavanger. Our revenue in the three and six months ended June 30, 2014 changed from the comparable period of 2013 primarily due to the following:

•	Under our contract for the development of SparVax®, we recognized approximately $3.4 million and $3.5 million in revenue for the three months ended June 30, 2014 and 2013, respectively, and approximately $6.9 million and $8.6 million of revenue for the six months ended June 30, 2014 and 2013, respectively. During the three and six months ended June 30, 2014, revenue was primarily attributable to specific development activities including stability testing of Final Drug Product (FDP), non-clinical animal studies, preparation for the BARDA In Process Review (IPR) meeting and ongoing activities necessary to close out the BARDA contract. Milestone revenue was $0.07 million for the six months ended June 30, 2013. During the three and six months ended June 30, 2013 milestone revenue was primarily attributable to the completion of non-clinical studies and other development work for SparVax®. During the three months and six months ending June 30, 2014, we received the payment of a substantial portion of the remaining Fixed Fee of $2.1 million, provided for under the SparVax® development contract, which was paid to PharmAthene as a result of the partial termination of the contract.

We received notification from BARDA advising us of its decision to de-scope the current SparVax® anthrax vaccine contract through a partial termination for convenience. BARDA has subsequently provided guidance authorizing PharmAthene to complete six activities under the contract. All other activities were de-scoped, including the proposed Phase 2 clinical trial. PharmAthene has proposed an estimated timeline for completing these contract activities up to and including the submission of its settlement proposal. We expect these events to occur in the third or fourth quarter of 2014. We do not expect that we will receive additional significant funding from BARDA for the further development of SparVax®. Therefore, unless we are able to secure additional funding for our SparVax® development program from other sources, we anticipate that revenues for this program will be less in future periods than in prior years.

•	Under our contract with CBMS for our second generation rBChE bioscavanger, we recognized approximately $0.3 million and $0.8 million of revenue for the three months ended June 30, 2014 and 2013, respectively, and approximately $0.5 million and $2.2 million of revenue for the six months ended June 30, 2014 and 2013, respectively. In the first six months of 2014 our activities were focused on the preparation and execution of planned pharmacokinetic (PK) non-clinical studies, while in the comparable 2013 periods we completed additional upstream and downstream manufacturing activities and material purification and generation activities. The program period of performance was extended to September 2014 and as of June 30, 2014, approximately $0.4 million remains available under this contract. Unless we are able to secure additional funding for our rBChE bioscavanger development program, we anticipate that revenues for this program in future periods will be less than in prior years.

Intellectual Property

On May 20, 2014, we were issued U.S. Patent number 8,729,245 “Recombinant Butyrylcholinesterases and Truncates Thereof”.

Research and Development Expenses

Our research and development expenses were $2.4 million and $3.4 million for the three months ended June 30, 2014 and June 30, 2013, respectively. These expenses resulted from research and development activities in all periods related primarily to our SparVax® and rBChE bioscavanger programs. Direct expenses included salaries and other costs of personnel, raw materials and supplies, and an allocation of indirect expenses. We also incurred third-party costs, such as contract research, consulting, and clinical development costs for individual projects.

Research and development expenses for the three and six months ended June 30, 2014 and 2013 were attributable to research programs as follows:

	Three months ended June 30,
($ in millions)	2014	2013	% Change
SparVax®and Valortim®	$2.2	$3.3	(33.3)%
rBChE bioscavenger	0.2	0.6	(66.7)%
Internal research and development	-	(0.5)	(100.0)%
Total research and development expenses	$2.4	$3.4	(29.4)%

	Six months ended June 30,
($ in millions)	2014	2013	% Change
SparVax®and Valortim®	$5.4	$7.7	(29.9)%
rBChE bioscavenger	0.4	1.4	(71.4)%
Internal research and development	-	(0.5)	(100.0)%
Total research and development expenses	$5.8	$8.6	(32.6)%

For the three and six months ended June 30, 2014, research and development expenses decreased $1.0 million and $2.8 million, respectively, from the same period in the prior year, due to decreased costs related to our SparVax® program, as a result of BARDA’s de-scoping of the contract and the change in scope from manufacturing to non-clinical studies for the rBChE bioscavenger program.

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

Expenses associated with general and administrative functions were $2.4 million for the three months ended June 30, 2014 and $2.3 million for the three months ended June 30, 2013.  Expenses associated with general and administrative functions were $5.1 million for the six months ended June 30, 2014 and $4.6 million for the six months ended June 30, 2013.  The $0.5 million increase when comparing the six months ending June 30, 2013 to the six months ending June 30, 2014 was primarily due to severance costs related to the General Counsel position, increased share-based compensation expense, and professional and legal fees.

Other Income (Expense)

Other income (expense) primarily consists of changes in the fair value of our derivative financial instruments and interest expense on our debt and other financial obligations. For the three months ended June 30, 2014, other income was $0.7 million compared to other income of $0.3 million for the three months ended June 30, 2013, resulting in a change in other income of approximately $0.4 million. This was primarily the result of the $0.4 million change in the fair value of our derivative instruments, from an unrealized gain of $0.4 million to an unrealized gain of $0.8 million, for the three months ended June 30, 2013 and 2014, respectively.

Income Taxes

Our provision for income taxes (income tax benefit) was $(6,668) and $11,206 during the three months ended June 30, 2014 and 2013, respectively. The provision for income taxes was $23,037 and $20,949 during the six months ended June 30, 2014 and 2013, respectively. The income tax (benefit) expense results from the difference between the treatment of goodwill for income tax purposes and for U.S. GAAP. This amount is amortized during the year based on estimated operations, and while this estimate may change due to circumstances, it does not indicate that the estimates are unreliable for the purpose for which they are used.

Liquidity and Capital Resources

Overview

In addition to amounts paid under our development contract for SparVax®, our other primary source of cash during the second quarter and first half of 2014 was proceeds from sales of shares of our common stock under the controlled equity offering arrangement, which we commenced in March 2013 and amended in May 2014. Our primary source of cash during the second quarter and first half of 2013 was provided by our financing activities.

With the de-scoping of the current SparVax® anthrax vaccine contract, we expect revenue to decline significantly. While we have undertaken efforts to reduce expenses, we expect increased losses in the future. Our future capital requirements will depend on many factors, including, the progress of our research and development programs; the progress of preclinical and clinical testing; the time and cost involved in obtaining regulatory approval; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; changes in our existing research relationships; competing technological and marketing developments; our ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others; and any future change in our business strategy. Our cash requirements could change materially as a result of shifts in our business and strategy. The need to raise additional capital will depend on many factors, including, but not limited to, our future cash requirements, future contract funding, the ongoing proceedings in our litigation with SIGA (See Note 4—Commitments and Contingencies), the timing, amount, and profitability of sales of Tecovirimat, if any (including, potentially, the timing of SIGA's recognition of revenue related thereto) in the event the trial court awards us a remedy tied to sales or profits of that product, our ability to collect amounts due from SIGA in the event the Delaware Court of Chancery awards us a remedy tied to sales or profits of Tecovirimat, the outcome of any appeal of any subsequent decision by the Delaware Court of Chancery to the Delaware Supreme Court and future funding required to develop SparVax® in light of the notice we received from BARDA advising us of its decision to de-scope the current SparVax® anthrax vaccine contract through a partial termination for convenience.

Historically, we have not generated positive cash flows from operations. To bridge the gap between payments made to us under our U.S. government contracts and grants and our operating and capital needs, we have had to rely on a variety of financing sources, including the issuance of equity and equity-linked securities and proceeds from loans and other borrowings. On March 25, 2013, we entered into a controlled equity offering arrangement pursuant to which we may offer and sell, from time to time, through a sales agent, shares of our common stock having an aggregate offering price of up to $15.0 million, which we later amended on May 23, 2014 to increase the offering amount by $15.0 million. Due to the current economic environment, the U.S. government may be forced or choose to reduce or delay spending in the biodefense field, which could decrease the likelihood of future government contract awards, the likelihood that the government will exercise its right to extend any of its existing contracts with us and/or the likelihood that the government would procure products from us.

On April 4, 2014, we received notification from BARDA advising us of its decision to de-scope the current SparVax® anthrax vaccine contract through a partial termination for convenience. BARDA has subsequently provided guidance, authorizing PharmAthene to complete six activities under the contract. All other activities were de-scoped, including the proposed Phase 2 clinical trial. We do not expect that we will receive additional significant funding from BARDA for the further development of SparVax®. Unless we are able to secure additional funding for our SparVax® development program from other sources, we anticipate that revenues for this program will be less in future periods than in prior years.

We currently owe GE Capital an aggregate of approximately $1.3 million under the GE Loan Agreement. As a result of the notification from BARDA on April 4, 2014 advising us of its decision to de-scope the current SparVax® anthrax vaccine contract through a partial termination for convenience, and its subsequent communication, and any further communications that we may receive from BARDA in the future, GE Capital could assert that there has occurred an event of default under the GE Loan Agreement, which would allow GE Capital to terminate the commitment and the loans under the GE Loan Agreement and declare any or all of the obligations thereunder to be immediately due and payable. We have not received notice from GE Capital that an event of default has occurred.

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

Cash and cash equivalents were $11.3 million and $10.5 million at June 30, 2014 and December 31, 2013, respectively.

During the six months ended June 30, 2014 we generated net proceeds of approximately $5.1 million under the controlled equity offering. We may elect to raise additional capital in 2014 or beyond to strengthen our financial position or, if our current expectations and estimates about future operating costs prove to be incorrect, we may need to raise additional capital in 2014 or beyond. There can be no assurance that we will be able to raise additional capital on terms acceptable to us or at all.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$(2,827,400)	$(234,987)
Investing activities	(71,227)	(70,581)
Financing activities	3,683,846	3,398,040
Effects of exchange rates on cash	(1,116)	(4,080)
Total increase in cash and cash equivalents	$784,103	$3,088,392

Operating Activities

Net cash used in operating activities was $2.8 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively.

Net cash used in operating activities during the six months ended June 30, 2014 reflects our net loss of $2.7 million, adjusted for non-cash share-based compensation expense of $0.9 million, the decrease in the fair value of our derivative instruments of $1.0 million, and other non-cash expenses of $0.1 million. A decrease in receivables (billed and unbilled) of approximately $3.0 million was offset by a decrease in liabilities of $2.9 million and an increase in prepaid expenses of $0.3 million.

Net cash used in operating activities during the six months ended June 30, 2013 reflects our net loss of $3.3 million, adjusted by $0.7 million for non-cash share-based compensation expense, $0.6 million for the increase in the fair value of derivative instruments and $0.2 million for other non-cash expenses. A decrease in receivables (billed and unbilled) of $1.3 million and an increase in accounts payable of $1.3 million was partially offset by a decrease in accrued expenses and other liabilities of $0.4 million and deferred revenue of $0.9 million. The increase in the fair value of the derivative instruments primarily relates to the change in our stock price from December 31, 2012 to June 28, 2013.

Investing Activities

There were no significant investing activities during the six months ended June 30, 2014 and June 30, 2013.

Financing Activities

Net cash provided by financing activities was $3.7 million for the six months ended June 30, 2014, as compared to $3.4 million provided by financing activities for the six months ended June 30, 2013.

Net cash provided by financing activities during the six months ended June 30, 2014 was primarily due to net proceeds received of $5.1 million from the sale of our common stock under the controlled equity offering arrangement. This was partially offset by a $1.1 million repayment of the revolving credit agreement and $0.5 million term loan.

On March 25, 2013, we entered into a controlled equity offering sales agreement with a sales agent, and filed a prospectus supplement to our prospectus dated July 27, 2011 with the SEC, dated March 25, 2013 related thereto, pursuant to which we may offer and sell, from time to time, through the agent shares of our common stock having an aggregate offering price of up to $15.0 million. Under this arrangement, the agent may sell shares by any method permitted by law and deemed to be an "at-the-market" offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NYSE MKT, or any other existing trading market for our common stock or to or through a market maker. Subject to the terms and conditions of that agreement, the agent will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of NYSE MKT, to sell shares from time to time based upon our instructions. We are not obligated to sell any shares under the arrangement. We are obligated to pay the agent a commission of 3.0% of the aggregate gross proceeds from each sale of shares under the arrangement.

On May 23, 2014, we entered into an amendment to the controlled equity offering sales agreement with the sales agent, and filed a prospectus supplement to the aforementioned prospectus and a new registration statement with the SEC dated May 23, 2014 related thereto (declared effective on May 30, 2014), pursuant to which we may offer and sell, from time to time, through the agent shares of our common stock having an aggregate offering price of up to an additional $15.0 million. The prospectus supplement, dated March 25, 2013, relating to the first $15.0 million of shares of common stock pursuant to the sales agreement, as amended, expired on July 26, 2014 and is, therefore, no longer available for the sale of common stock by us thereunder. As of June 30, 2014, aggregate gross sales for additional common stock of approximately $3.3 million remained available under the prospectus supplement, dated March 25, 2013. $15.0 million remains available under the amendment to the controlled equity offering. During the six months ended June 30, 2014, we sold 3,068,803 shares of our common stock under this arrangement resulting in net proceeds (net of commission) to us of approximately $5.1 million. See Note 7—Subsequent Events for additional details.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following are contractual commitments at June 30, 2014:

Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating facility leases	$2,428,500	$809,500	$1,619,000	$-	$-
Research and development agreements	1,190,723	1,190,723	-	-	-
Term loan, principal and interest payments	1,336,000	1,081,000	255,000	-	-
Total contractual obligations	$4,955,223	$3,081,223	$1,874,000	$-	$-

(1) This table does not include any royalty payments relating to future sales of products subject to license agreements we have entered into in relation to its in-licensed technology, as the timing and likelihood of such payments are not known. In addition, the table does not include the final payment fee of $0.1 million on the term loan, which is being accrued and expensed over the term of the agreement, using the effective interest method, or the debt discount, which is being amortized over the term of the agreement. See additional discussion in Note 6—Financing Transactions in the unaudited condensed consolidated financial statements which are included in Part 1 of this Form 10-Q.

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents, our revolving line of credit and our derivative instruments.   We currently do not hedge interest rate exposure or foreign currency exchange exposure.  We have not used derivative financial instruments for speculation or trading purposes.

Our current operations in foreign countries are minimal. We have closed our operations in Canada and maintain only nominal operations in the United Kingdom. A 10% change in exchange rates (against the U.S. dollar) would not have a material impact on earnings, fair values or cash flow.

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

The change in fair value of our derivative instruments is calculated utilizing the Black-Scholes model; therefore, a 10% increase/decrease in the closing price of PharmAthene's common stock at June 30, 2014, would result in a change in fair value of derivative instruments and our earnings of approximately $0.2 million.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2014, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Except as noted below, we are not a party to any legal proceedings.

In December 2006, we filed a complaint against SIGA in the Delaware Court of Chancery. The complaint alleged, among other things, that we have the right to license exclusively the development and marketing rights for SIGA's drug candidate, Tecovirimat, pursuant to a merger agreement between the parties that was terminated in 2006. The complaint also alleged that SIGA failed to negotiate in good faith the terms of such a license pursuant to the terminated merger agreement with SIGA.

In September 2011, the Delaware Court of Chancery issued an opinion in the case finding that SIGA had breached certain contractual obligations to us and upholding our claims of promissory estoppel. The Delaware Court of Chancery awarded us the right to receive 50% of all net profits (as defined in the court's final judgment) related to the sale of Tecovirimat (also known as ST-246®) and related products for 10 years following initial commercial sale of the drug once SIGA earns $40.0 million in net profits from the sale of Tecovirimat and related products. The Delaware Court of Chancery also awarded us a portion of our attorney's fees and expert witness and other costs. In May 2012, the Delaware Court of Chancery issued its judgment. SIGA appealed aspects of the decision to the Delaware Supreme Court. In response, we cross-appealed other aspects of the decision.

In May 2013, the Delaware Supreme Court issued its ruling on the appeal, affirming the Delaware Court of Chancery's finding that SIGA had breached certain contractual obligations to us, reversing its finding of promissory estoppel, and remanding the case back to the Delaware Court of Chancery to reconsider the remedy and award of attorney's fees and expert witness and other costs in light of the Delaware Supreme Court's opinion. The Delaware Court of Chancery heard final oral arguments on the issue of remedy during the first quarter of 2014, and we expect the court to issue its ruling within the next several months. Currently, because the Delaware Supreme Court remanded the issue of a remedy to the Delaware Court of Chancery, we no longer have a financial interest in Tecovirimat and may never receive any proceeds from the product.

While we believe we may generate revenue potential under a potential damages award, there can be no assurance that the Delaware Court of Chancery will re-instate its prior remedy or order another remedy for us, that SIGA will not appeal any subsequent decision by the Delaware Court of Chancery, or that SIGA will not be successful in any subsequent appeal.

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

We have not commercialized any product candidates or recognized any revenues from product sales. In general, our research and development programs are in development stages. There can be no assurances that any of our future product candidates will meet safety and efficacy standards in human testing, even if those product candidates are found to be effective in animal studies. To develop and commercialize biodefense treatment and prophylactic product candidates, we must provide the FDA and foreign regulatory authorities with human clinical and non-clinical animal data that demonstrate adequate safety and effectiveness. To generate this data, we will have to subject our product candidates to significant additional research and development efforts, including extensive non-clinical studies and clinical testing. We cannot be sure that our approach to drug discovery will be effective or will result in the development of any drug. Our development efforts have been primarily focused on one product candidate, SparVax®. Even if our product candidates are successful when tested in animals, such success would not be a guarantee of the safety or effectiveness of such product candidates in humans.

In August 2012, we received notification from the FDA that our SparVax® rPA anthrax vaccine program was placed on clinical hold prior to initiating any patient dosing in a planned Phase 2 clinical trial. The FDA requested additional stability data and information related to the stability indicating assays, which we supplied, and the FDA lifted the clinical hold in May 2013. In December 2013, we received notification from the FDA that our SparVax® rPA anthrax vaccine program was placed on clinical hold for a second time. Specifically, the FDA observed a statistically significant downward trend in potency in the engineering lot of FDP manufactured in early 2012 and a similar but not statistically significant trend in the cGMP lot of SparVax® FDP produced four months later that we had intended to use in a planned Phase 2 clinical trial. PharmAthene recently completed the in-life portion of an ongoing non-clinical rabbit study which showed SparVax® to be beneficial in preventing anthrax infection in animals exposed to anthrax spores. This study was designed to evaluate the efficacy of SparVax® compared to BioThrax® in animals exposed to a lethal dose of anthrax. The study used the cGMP lot of SparVax® FDP that was 22 months old at the initial dose. The dose was repeated 28 days later using the same lot. Rabbits were vaccinated with an estimated human equivalent dose of each vaccine and the data showed 100% survival for both products. Additional data from future SparVax® clinical trials and non-clinical animal studies will be required to establish efficacy in humans. To move forward with clinical development of SparVax® and to be able to respond to the FDA's concerns, the FDA has requested that we produce a new cGMP lot of FDP, provide the lot release data to the FDA, and provide stability data to the FDA on the BDS we use to produce the final drug product lot. The FDA has also requested that we continue to collect stability data on the previously manufactured engineering and cGMP lots. We cannot be certain that we will be able to produce a cGMP lot of SparVax® FDP that the FDA will find acceptable and it is unclear at this point when or if we will be able to commence a Phase 2 human clinical trial of SparVax®. Consequently, SparVax® revenues will be substantially less overall than they otherwise would have been. The clinical hold will delay the commercialization, if any, of SparVax®, and we cannot offer any assurance that we will ever be able to continue or complete product development for SparVax®.

On April 4, 2014, we received notification from BARDA, advising us of its decision to de-scope the current SparVax® anthrax vaccine contract through a partial termination for convenience. BARDA has subsequently provided guidance authorizing PharmAthene to complete six activities under the contract. All other activities were de-scoped, including the proposed Phase 2 clinical trial. PharmAthene has proposed a timeline for completing these contract activities up to and including the submission of its settlement proposal. We expect these events to occur in the third or fourth quarter of 2014. Reference is made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and the relevant exhibits thereto, for a description of the Agreement. We do not expect that we will receive additional significant funding from BARDA for the further development of SparVax®.

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

Funding is subject to U.S. Congressional appropriations, which are generally made on an annual basis even for multi-year contracts. More generally, due to the ongoing economic uncertainty, the U.S. government may reduce or delay spending in the biodefense field or eliminate funding of certain programs altogether, which could decrease the likelihood of future government contract awards or that the government would procure products from us. Future funding levels for two of our key government customers, BARDA and the U.S. Department of Defense, for the advanced development and procurement of MCMs are uncertain, and may be subject to budget cuts as the U.S. Congress and the President look to reduce the nation's budget deficit. The Pandemic and All- Hazards Preparedness Reauthorization Act, or PAHPRA, signed into law in March 2013, authorized $2.8 billion in funding for the SRF for fiscal years 2014-2018. These funds are for the procurement of MCMs. PAHPRA also authorized $415 million in funding to BARDA for advanced development activities. However, actual funding for BARDA is dependent on annual Congressional appropriations and Congress is not obligated to appropriate the authorized amount. The fiscal year 2014 appropriation for BARDA advanced development is consistent with PAHPRA at $415 million. The fiscal year 2014 appropriation for the SRF is $255 million.

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

We currently owe GE Capital an aggregate of approximately $1.3 million under the GE Loan Agreement. As a result of the receipt of the notice that we received from BARDA on April 4, 2014 advising us of its decision to de-scope the current SparVax® anthrax vaccine contract through a partial termination for convenience, and its subsequent communication, and any further communications that we may receive from BARDA in the future, GE Capital could assert that there has occurred an event of default under the GE Loan Agreement, which would allow GE Capital to terminate the commitment and the loans under the GE Loan Agreement and declare any or all of the obligations thereunder to be immediately due and payable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

No.	Description
1.1	Amendment No. 1 to Controlled Equity OfferingSM Sales Agreement, dated May 23, 2014, between the Registrant and Cantor Fitzgerald & Co. (1)

31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(101)*	The following condensed consolidated financial statements from the PharmAthene, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in Extensive Business Reporting Language, or XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2014 and 2013, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) Notes to consolidated financial statements.

101.INS*	Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Company's Registration Statement on Form S-3 filed on May 23, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMATHENE, INC.

Dated: August 4, 2014	By:	/s/ Eric I. Richman
Name: Eric I. Richman
Title: President and Chief Executive Officer

Dated: August 4, 2014	By:	/s/ Linda L. Chang
Name: Linda L. Chang
Title: Senior Vice President, Chief Financial Officer and Corporate Secretary

