Form 10-Q
period 2014-09-30
PHARMATHENE, INC
filed 2014-11-06
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of November 3, 2014 was 63,373,584.

PHARMATHENE, INC.

i

Item 1.  Financial Statements

PHARMATHENE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$19,620,392	$10,480,979
Billed accounts receivable	-	1,427,113
Unbilled accounts receivable	303,667	2,199,525
Prepaid expenses and other current assets	661,360	231,491
Total current assets	20,585,419	14,339,108

Property and equipment, net	362,458	386,068
Other long-term assets and deferred costs	53,384	65,660
Goodwill	2,348,453	2,348,453
Total assets	$23,349,714	$17,139,289

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$282,024	$1,128,172
Accrued expenses and other liabilities	2,552,674	3,182,687
Deferred revenue	56,786	341,723
Current portion of long-term debt	993,322	999,996
Current portion of derivative instruments	-	51,663
Short-term debt	-	1,091,740
Total current liabilities	3,884,806	6,795,981

Other long-term liabilities	507,072	588,745
Long-term debt, less current portion	-	730,279
Derivative instruments, less current portion	851,793	1,688,572
Total liabilities	5,243,671	9,803,577

Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 62,215,986 and 52,304,246 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	6,222	5,230
Additional paid-in-capital	235,979,613	217,877,117
Accumulated other comprehensive loss	(225,872)	(218,710)
Accumulated deficit	(217,653,920)	(210,327,925)
Total stockholders' equity	18,106,043	7,335,712
Total liabilities and stockholders' equity	$23,349,714	$17,139,289

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Contract revenue	$962,451	$3,488,142	$8,363,909	$14,258,680

Operating expenses:
Research and development	1,728,929	2,556,383	7,528,616	11,192,403
General and administrative	3,192,427	4,086,348	8,289,788	8,698,873
Depreciation	37,125	44,593	113,272	139,049
Total operating expenses	4,958,481	6,687,324	15,931,676	20,030,325

Loss from operations	$(3,996,030)	$(3,199,182)	$(7,567,767)	$(5,771,645)
Other income (expense):
Interest income	8	31	690	2,470
Interest expense	(46,938)	(89,817)	(174,046)	(289,635)
Change in fair value of derivative instruments	(560,487)	(628,622)	464,703	(1,181,575)
Other income (expense)	80	507	(1,470)	(3,506)
Total other income (expense)	(607,337)	(717,901)	289,877	(1,472,246)

Net loss before income taxes	(4,603,367)	(3,917,083)	(7,277,890)	(7,243,891)
Income tax provision	(25,068)	(28,804)	(48,105)	(49,753)
Net loss	$(4,628,435)	$(3,945,887)	$(7,325,995)	$(7,293,644)

Basic and diluted net loss per share	$(0.08)	$(0.08)	$(0.13)	$(0.15)
Weighted average shares used in calculation of basic and diluted net loss per share	58,952,731	52,166,733	55,577,550	50,105,641

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net loss	$(4,628,435)	$(3,945,887)	$(7,325,995)	$(7,293,644)
Other comprehensive loss:
Foreign currency translation adjustments	(5,869)	164	(7,162)	(2,782)
Comprehensive loss	$(4,634,304)	$(3,945,723)	$(7,333,157)	$(7,296,426)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2014	2013

Operating activities
Net loss	$(7,325,995)	$(7,293,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,172,703	957,261
Change in fair value of derivative instruments	(464,703)	1,181,575
Depreciation expense	113,272	139,049
Deferred income taxes	48,105	49,753
Non-cash interest expense	68,130	104,726
Gain on the disposal of property and equipment	(5,393)	(3,500)
Changes in operating assets and liabilities:
Accounts receivable	1,427,113	2,432,641
Unbilled accounts receivable	1,895,858	2,501,117
Prepaid expenses and other current assets	23,869	313,384
Accounts payable	(846,090)	(588,086)
Accrued expenses and other liabilities	(773,517)	203,951
Deferred revenue	(284,937)	(909,939)
Net cash used in operating activities	(4,951,585)	(911,712)
Investing activities
Purchases of property and equipment	(92,269)	(84,579)
Proceeds from the sale of property and equipment	8,000	3,500
Net cash used in investing activities	(84,269)	(81,079)
Financing activities
Repayment of debt	(749,997)	(499,998)
Net repayment of revolving credit agreement	(1,091,740)	(1,330,507)
Net proceeds from exercise of warrants	683,325	-
Proceeds from issuance of common stock, net of offering costs	15,341,264	6,068,891
Net cash provided by financing activities	14,182,852	4,238,386
Effects of exchange rates on cash	(7,585)	(3,713)
Increase in cash and cash equivalents	9,139,413	3,241,882
Cash and cash equivalents, at beginning of period	10,480,979	12,701,517
Cash and cash equivalents, at end of period	$19,620,392	$15,943,399

Supplemental disclosure of cash flow information
Cash paid for interest	$105,916	$184,909

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

Note 1 - Organization and Business

We are a biodefense company engaged in the development and commercialization of next generation medical countermeasures against biological and chemical threats. We are subject to those risks associated with any biopharmaceutical company that has substantial expenditures for research and development and whose products require review and approval by the U.S. Food and Drug Administration (“FDA”). There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and are largely dependent on the services and expertise of our employees, consultants and other third parties.

Historically, we have performed under government contracts and grants and raised funds from investors (through equity and debt issuance) to sustain our operations. We have spent and will continue to spend substantial funds in the research, development, clinical and preclinical testing in excess of revenues, to support our product candidates with the goal of ultimately obtaining approval from the FDA, to market and sell our products. We have incurred losses in each year since inception, and had an accumulated deficit of $217.7 million as of September 30, 2014. Our cash and cash equivalents balance as of September 30, 2014 was $19.6 million, our accounts receivable (billed and unbilled) was $0.3 million, and our current liabilities were $3.9 million. We anticipate that our current cash and cash equivalents as well as cash to be collected from expected revenue under contracts currently in place, will be sufficient to fund our operations through 2015. If our current expectations and estimates about future operating costs prove to be incorrect, or if our expenses related to the SIGA litigation are greater than anticipated, we may need to raise additional capital in 2015. With the de-scoping by the Biomedical Advanced Research and Development Authority (“BARDA”), of the current SparVax® anthrax vaccine contract in April 2014, we expect revenue to decline significantly from historical levels. While we have undertaken efforts to reduce expenses, we expect increased losses in the future. The need to raise additional capital will depend on many factors, including, but not limited to, our future cash requirements, future contract funding, the ongoing proceedings in our litigation with SIGA Technologies, Inc., or SIGA, (See Note 4-Commitments and Contingencies), the timing, amount, and profitability of sales of Tecovirimat, also known as ST-246® (formerly referred to as “Arestvyr™” and referred to by SIGA in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 as “Tecovirimat”), if any, and the amount of the award to which we are entitled under the August 8, 2014 order of the Delaware Court of Chancery. In addition, there are other factors, including, but not limited to, our ability to collect amounts due from SIGA, the final judgment and order from the Delaware Court of Chancery in response to SIGA’s appeal of the Chancery Court’s original decision, SIGA’s filing for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York, and future funding required to develop SparVax® in light of the notice we received from BARDA advising us of its decision to de-scope the current SparVax® anthrax vaccine contract through a partial termination for convenience. There can be no assurance that we will be able to raise additional capital in the future. We do not expect that we will receive additional significant funding from BARDA for the further development of SparVax®; however, we are pursuing other potential funding sources.

On September 9, 2014, we signed an agreement with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health, for the development of a next generation anthrax vaccine based on the Company's proprietary rPA anthrax vaccine technology platform. The agreement is incrementally funded. Over the base period of the agreement, we were awarded initial funding of approximately $5.2 million, which includes a cost reimbursement component and a fixed fee component payable upon achievement of certain milestone events. The agreement has a total value of up to approximately $28.1 million, assuming all development milestones are met and all eight contract options are exercised by NIAID, at its sole discretion. If NIAID elects to exercise all options, the contract would continue approximately five years.

We are currently working on an approximately $1.0 million fixed price order under an indefinite delivery, indefinite quantity (“IDIQ”) contract, awarded by BARDA in 2013 for Valortim®. Delivery under the contract is expected in the fourth quarter of 2014.

During the third quarter of 2014 we formed a strategic alliance with Nanotherapeutics, Inc., a company that has extensive manufacturing and formulation capabilities. Under the strategic alliance agreement, each company will contribute its specific expertise and resources with the objective of advancing biodefense products to be agreed to under individual project plans.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

Our unaudited condensed consolidated financial statements include the accounts of PharmAthene, Inc. and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation. Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 31, 2013 has been derived from audited consolidated financial statements at that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC. We currently operate in one business segment.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Our unaudited condensed consolidated financial statements include significant estimates for our share-based compensation and the value of our derivative instruments, among other things. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Foreign Currency Translation

The functional currency of our wholly owned foreign subsidiary is its local currency. Assets and liabilities of our foreign subsidiary are translated into United States dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the weighted average exchange rates prevailing during the reporting period. Translation adjustments for subsidiaries that have not been sold, substantially liquidated or otherwise disposed of are accumulated in other comprehensive loss, a component of stockholders’ equity. Foreign currency translation adjustments are the sole component of accumulated other comprehensive loss at September 30, 2014 and December 31, 2013. Transaction gains or losses are included in the determination of net loss.

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

Revolving Line of Credit and Term Loan

As discussed further in Note 6-Financing Transactions, we entered into a loan agreement with General Electric Capital Corporation (“GE Capital”) in March 2012. As part of that agreement, we issued stock purchase warrants to GE Capital that expire in March 2022. The fair value of the warrants was charged to additional paid-in-capital, resulting in a debt discount to the term loan at the date of issuance. The debt discount and the financing costs incurred in connection with the agreement are being amortized over the term of the loan using the effective interest method and are included in interest expense in the unaudited condensed consolidated statements of operations.

Significant Customers and Accounts Receivable

Our primary customers are BARDA, NIAID, and the Department of Defense Chemical Biological Medical Systems (“CBMS”). We had no billed receivable balance as of September 30, 2014, and our unbilled receivable balance consisted of amounts due from both BARDA and NIAID. Our December 31, 2013 receivable balances (both billed and unbilled) were comprised solely of receivables from BARDA.

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

The fair value of share-based awards granted to nonemployees is determined at the grant date using the Black-Scholes option pricing model and remeasured at each quarterly reporting date over their requisite service period. The value of the award that is ultimately expected to vest is recognized as expense on a straight line basis over their requisite service period.

The fair value of restricted stock grants is determined based on the closing price of our common stock on the award date and is recognized as expense ratably over the requisite service period.

Share-based compensation expense recognized in the three and nine months ended September 30, 2014 and 2013 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures based on historical forfeitures.

Share-based compensation expense for the three months ended September 30, 2014 and 2013 was:

	Three months ended September 30,
	2014	2013

Research and development	$52,434	$105,796
General and administrative	228,286	198,876
Total share-based compensation expense	$280,720	$304,672

During the three months ended September 30, 2014 and September 30, 2013, no options were granted to employees and nonemployee directors and we made no restricted stock grants.

Share-based compensation expense for the nine months ended September 30, 2014 and 2013 was:

	Nine months ended September 30,
	2014	2013

Research and development	$329,655	$268,289
General and administrative	843,048	688,972
Total share-based compensation expense	$1,172,703	$957,261

During the nine months ended September 30, 2014, we granted 1,357,755 options to employees, nonemployee directors and consultants and made no restricted stock grants.  During the nine months ended September 30, 2013, we granted 205,000 options to employees and nonemployee directors and made no restricted stock grants.

At September 30, 2014, we had total unrecognized share-based compensation expense related to unvested awards of approximately $1.7 million, net of estimated forfeitures, which we expect to recognize as expense over a weighted-average period of 2.6 years.

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

Income tax expense was $0.03 million during the three months ended September 30, 2014 and 2013, and $0.05 million during the nine months ended September 30, 2014 and 2013, relating exclusively to the generation of a deferred tax liability associated with the tax amortization of goodwill, which is included as a component of other long-term liabilities on our condensed consolidated balance sheets. The income tax expense results from the difference between the treatment of goodwill for income tax purposes and for U.S. GAAP.

Basic and Diluted Net Loss Per Share

Loss per share: Basic income (loss) per share is computed by dividing consolidated net income (loss) by the weighted average number of common shares outstanding during the period, excluding unvested restricted stock.

For periods of net income when the effects are not anti-dilutive, diluted earnings per share is computed by dividing our net income by the weighted average number of shares outstanding and the impact of all potential dilutive common shares, consisting primarily of stock options, unvested restricted stock and stock purchase warrants. The dilutive impact of our potential dilutive common shares resulting from stock options and stock purchase warrants is determined by applying the treasury stock method.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive due to the net losses. A total of approximately 10.9 million and 11.6 million potential dilutive securities have been excluded in the calculation of diluted net loss per share in the three and nine months ended September 30, 2014 and 2013, respectively, because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue From Contracts With Customers, or ASU 2014-09. Pursuant to this update an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We have not yet determined the impact of adoption on our financial statements.

In August 2014, FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern, or ASU 2014-15. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 further describes the disclosures that must be made in the financial statements if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern. The amendments in this Update are effective for the periods ending after December 15, 2016. Early application is permitted. We have not yet determined the impact of adoption on our financial statements.

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

The following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis:

	As of September 30, 2014
	Level 1	Level 2	Level 3	Balance

Assets
Investment in money market funds(1)	$6,429,125	$-	$-	$6,429,125
Total investment in money market funds	$6,429,125	$-	$-	$6,429,125

Liabilities
Current and non-current portion of derivative instruments related to stock purchase warrants	$-	$-	$851,793	$851,793
Total derivative instruments related to stock purchase warrants	$-	$-	$851,793	$851,793

	As of December 31, 2013
	Level 1	Level 2	Level 3	Balance

Assets
Investment in money market funds(1)	$7,928,807	$-	$-	$7,928,807
Total investment in money market funds	$7,928,807	$-	$-	$7,928,807

Liabilities
Current and non-current portion of derivative instruments related to stock purchase warrants	$-	$-	$1,740,235	$1,740,235
Total derivative instruments related to stock purchase warrants	$-	$-	$1,740,235	$1,740,235

(1) Included in cash and cash equivalents on the condensed consolidated balance sheets.

During September 2014, derivative instruments related to stock purchase warrants with 419,218 underlying common shares were exercised. The fair value of the exercised stock purchase warrants was $423,739. In addition, derivative instruments related to stock purchase warrants with 705,354 underlying common shares expired during the three and nine months ended September 30, 2014. During the three and nine months ended September 30, 2014 and 2013, we did not have any transfers between Level 1 and Level 2 assets or liabilities.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2014:

			Exercised
	Balance as of	Unrealized	Stock Purchase	Balance as of
	December 31,	(Gains)	Warrants	September 30,
Description	2013	2014	2014	2014
Derivative liabilities related to stock purchase warrants	$1,740,235	$(464,703)	$(423,739)	$851,793

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2013:

			Exercised
	Balance as of	Unrealized	Stock Purchase	Balance as of
	December 31,	Losses	Warrants	September 30,
Description	2012	2013	2013	2013
Derivative liabilities related to stock purchase warrants	$1,295,613	$1,181,575	$-	$2,477,188

At September 30, 2014 and December 31, 2013, derivative liabilities are comprised of warrants to purchase 1,775,419 and 2,899,991 shares of common stock, respectively. The warrants are considered to be derivative liabilities due to the presence of net settlement features and/or non-standard anti-dilution provisions, and as a result, are recorded at fair value at each balance sheet date, with changes in fair value recorded in the unaudited condensed consolidated statements of operations. The fair value of our warrants is determined based on the Black-Scholes option pricing model. Use of the Black-Scholes option pricing model requires the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to the unobservable inputs identified above may change the stock purchase warrants' fair value; increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in the unobservable inputs generally result in decreases in fair value. Unrealized gains and losses on the fair value adjustments for these derivative instruments are classified in other income (expense) as the change in fair value of derivative instruments in our unaudited condensed consolidated statements of operations.

Quantitative Information about Level 3 Fair Value Measurements
Fair Value at September 30, 2014	Valuation Technique	Unobservable Inputs
$851,793	Black-Scholes option pricing model	Expected term
Expected dividends
Anticipated volatility

Assets Measured at Fair Value on a Nonrecurring Basis

We measure our long-lived assets, including, property and equipment and goodwill, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. (See Note 2—Summary of Significant Accounting Policies). As of September 30, 2014, we had no other assets or liabilities that were measured at fair value on a nonrecurring basis.

Note 4 - Commitments and Contingencies

SIGA Litigation

In December 2006, we filed a complaint against SIGA in the Delaware Court of Chancery. The complaint alleged, among other things, that we have the right to license exclusively the development and marketing rights for SIGA's drug candidate, Tecovirimat, pursuant to a merger agreement between the parties that was terminated in 2006. The complaint also alleged that SIGA failed to negotiate in good faith the terms of such a license pursuant to the terminated merger agreement with us.

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

In May 2013, the Delaware Supreme Court issued its ruling on the appeal, affirming the Delaware Court of Chancery's finding that SIGA had breached certain contractual obligations to us, reversed its finding of promissory estoppel, and remanded the case back to the Delaware Court of Chancery to reconsider the remedy and award of attorney's fees and expert witness and other costs in light of the Delaware Supreme Court's opinion.

On August 8, 2014, the Delaware Court of Chancery issued a Memorandum Opinion and Order, or Chancery Court Order, finding that we are entitled to receive lump sum expectation damages for the value of the Company’s lost profits for Tecovirimat. In addition, the Delaware Court of Chancery found that the Company is entitled to receive pre-judgment interest and varying percentages of the Company’s reasonable attorneys’ and expert witness fees. On October 17, 2014, the Company and SIGA each filed opinions of our respective financial experts and Draft Orders and Judgments in accordance with the instructions of the Chancery Court Order. We now await a decision of the Court of Chancery in regards to a calculation of the damages awarded.

On September 16, 2014, SIGA announced that it filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. In connection therewith, SIGA filed with the Bankruptcy Court an affidavit of Eric A. Rose, Chief Executive Officer and Chairman of the Board of SIGA, in which he stated that, "[a]lthough the Court of Chancery has not yet issued a final judgment specifying the dollar amount of such damages, SIGA expects it to be substantial – as much as $232 million (or more with post-judgment interest and attorneys’ and expert fees)” and "SIGA has assumed that any judgment to be entered in this matter will be no less than $180 million (inclusive of pre-judgment interest through the date of entry of judgment by the Court of Chancery as well as professional fees and expenses)."

SIGA has indicated in its September 16, 2014 bankruptcy affidavit that it expects to continue to perform under its contract with BARDA. SIGA’s petition for bankruptcy initiated a process whereby its assets are protected from creditors, including us.

The Delaware Court of Chancery's most recent decision does not specify an amount of damages, and such amount is subject to dispute between the parties. The amount of the award remains subject to further calculation and approval by the Delaware Court of Chancery and there will be further proceedings before the final amount is approved by the Delaware Court of Chancery, which determination, along with the decision itself will remain subject to appeal by SIGA to the Delaware Supreme Court. As a result, the decision could be reversed, remanded or otherwise changed. There can be no assurances as to whether or when the Company will receive any payments from SIGA as a result of the decision. SIGA has stated publicly that it does not currently have cash sufficient to satisfy the potential award. Furthermore, because SIGA has filed for protection under the federal bankruptcy laws, the Company is automatically stayed from taking any enforcement action in the Delaware Court of Chancery. By agreement of the parties, and with the approval of the Bankruptcy Court, the automatic stay has been lifted for the sole purpose of allowing the Delaware Court of Chancery to enter a money judgment and to allow the parties to exercise their appellate rights.  Our ability to collect a money judgment from SIGA remains subject to further proceedings in the Bankruptcy Court.

Government Contracting

Payments we receive on cost-plus-fee contracts are provisional. The accuracy and appropriateness of costs charged to U.S. Government contracts are subject to regulation, audit and possible disallowance by the Defense Contract Audit Agency (“DCAA”) and other government agencies such as BARDA. Accordingly, costs billed or billable to U.S. Government customers are subject to potential adjustment upon audit by such agencies. In our opinion, adjustments that may result from audits are not expected to have a material effect on our financial position, results of operations, or cash flows. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect the Company's financial condition or results of operations.  Furthermore, contracts with the U.S. Government may be terminated or suspended by the U.S. Government at any time, with or without cause.  Such contract suspensions or terminations could result in unreimbursable expenses or charges or otherwise adversely affect our financial condition and/or results of operations.

Registration Rights Agreements

We entered into a Registration Rights Agreement with the investors who participated in the July 2009 private placement of convertible notes and related warrants. We subsequently filed two registration statements on Form S-3 with the SEC to register the resale of the shares issuable upon conversion of the convertible notes and exercise of the related warrants, which registration statements have been declared effective. We are obligated to maintain the registration statements effective until the date when such shares (and any other securities issued or issuable with respect to or in exchange for such shares) have been sold. The convertible notes were converted or extinguished in 2010, although the related warrants remain outstanding. The warrants will expire on January 28, 2015.

Under the terms of the convertible notes, which were converted or extinguished in 2010, if after the 2nd consecutive business day (other than during an allowable blackout period) on which sales of all of the securities required to be included on the registration statement cannot be made pursuant to the registration statement (a “Maintenance Failure”), we will be required to pay to each selling stockholder a one-time payment of 1.0% of the aggregate principal amount of the convertible notes relating to the affected shares on the initial day of a Maintenance Failure. Our total maximum obligation under this provision at September 30, 2014, which is not probable of payment, would be approximately $0.2 million.

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

In 2008, our shareholders approved amendments to the 2007 Plan, increasing from 3.5 million shares to 4.6 million shares the maximum number of shares authorized for issuance under the plan and adding an evergreen provision pursuant to which the number of shares authorized for issuance under the plan would increase automatically in each year, beginning in 2009, in accordance with certain limits set forth in the 2007 Plan. Under the terms of the evergreen provision, the annual increases would continue through 2015, subject to an aggregate limitation on the number of shares that could be authorized for issuance pursuant to such increases. This aggregate limitation was reached on January 1, 2014, so that the number of shares authorized for issuance under the plan will not automatically increase on January 1, 2015. At September 30, 2014, there are approximately 10.3 million shares approved for issuance under the 2007 Plan, of which approximately 2.9 million shares are available for grant. The Board of Directors in conjunction with management determines who receives awards, the vesting conditions and the exercise price. Options may have a maximum term of ten years.

Stock Purchase Warrants

At September 30, 2014 there were warrants outstanding to purchase 4,495,556 shares of our common stock. The warrants outstanding as of September 30, 2014 were as follows, and all are exercisable:

Number of Common Shares Underlying Warrants As of September 30, 2014		Issue Date	Exercise Price	Expiration Date
100,778	(1)	March 2007	$3.97	March 2017
2,572,775	(1)	July 2009	$2.50	January 2015
500,000	(2)	April 2010	$1.89	October 2015
903,996	(2)	July 2010	$1.63	January 2017
371,423	(2)	June 2011	$3.50	June 2016
46,584	(1)	March 2012	$1.61	March 2022
4,495,556

(1) These warrants to purchase common stock are classified as equity.

(2) Because of the presence of net settlement provisions, these warrants to purchase common stock are classified as derivative liabilities. The fair value of these liabilities (See Note 3-Fair Value Measurements) is remeasured at the end of every reporting period and the change in fair value is reported in the unaudited condensed consolidated statements of operations as other income (expense).

During the three months ended September 30, 2014, stock purchase warrants issued July 2010 with 419,218 underlying common shares were exercised. In addition, stock purchase warrants issued March 2009 with 705,354 underlying common shares expired.

Note 6 – Financing Transactions

Controlled Equity Offering

On March 25, 2013, we entered into a controlled equity offering sales agreement with a sales agent, and filed with the SEC a prospectus supplement, dated March 25, 2013 to our prospectus dated July 27, 2011, or the 2011 Prospectus, pursuant to which we could offer and sell, from time to time, through the agent shares of our common stock having an aggregate offering price of up to $15.0 million.

On May 23, 2014, we entered into an amendment, or the 2014 Amendment, to the controlled equity offering sales agreement with the sales agent, pursuant to which we may offer and sell, from time to time, through the agent shares of our common stock having an aggregate offering price of up to an additional $15.0 million. On that day, we filed a prospectus supplement to the 2011 Prospectus for use in any sales of these additional shares of common stock through July 26, 2014, the date the underlying registration statement (File No. 333-175394) expired. As a result of this expiration, the 2011 Prospectus, as supplemented on March 25, 2013 and May 23, 2014, may no longer be used for the sale of shares of common stock under the controlled equity offering sales agreement, as amended.

On May 23, 2014, we also filed a new universal shelf registration statement (File No. 333-196265) containing, among other things, a prospectus, or the 2014 Prospectus, for use in sales of the common stock under the 2014 Amendment. This registration statement was declared effective on May 30, 2014. Since the expiration of the 2011 Prospectus, all sales under the controlled equity offering sales agreement, as amended, are being effected under the 2014 Prospectus.

Under the controlled equity offering sales agreement, as amended, the agent may sell shares by any method permitted by law and deemed to be an "at-the-market" offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NYSE MKT, or any other existing trading market for our common stock or to or through a market maker. Subject to the terms and conditions of that agreement, the agent will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of NYSE MKT, to sell shares from time to time based upon our instructions. We are not obligated to sell any shares under the arrangement. We are obligated to pay the agent a commission of 3.0% of the aggregate gross proceeds from each sale of shares under the arrangement.

As of September 30, 2014, shares having an aggregate offering price of $5.3 million remained available under the controlled equity offering sales agreement, as amended. During the nine months ended September 30, 2014, we sold 9,194,591 shares of our common stock under this arrangement resulting in net proceeds (net of commission) to us of approximately $15.5 million. Included in the aforementioned nine month total is $0.5 million in proceeds received subsequent to September 30, 2014, which are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Loan Agreement with GE Capital

On March 30, 2012, we entered into a Loan Agreement with GE Capital. The Loan Agreement provides for a senior secured debt facility including a $2.5 million term loan and a revolving line of credit of up to $5.0 million based on our outstanding qualified accounts receivable. On March 30, 2012, the term loan was funded for an aggregate amount of $2.5 million.

Under the terms of the revolving line of credit, we may draw down from the revolving line of credit up to 85% of qualified billed accounts receivable and 80% of qualified unbilled accounts receivable. As of September 30, 2014, the total amount available to draw was approximately $0.1 million, of which none was drawn and outstanding.

The fixed interest rate on the term loan is 10.14% per annum. The revolving line of credit has an adjustable interest rate based upon the 3-month London Interbank Offered Rate (“LIBOR”), with a floor of 1.5%, plus 5%. As of September 30, 2014, the interest rate was 6.5%. Both the term loan and the revolving line of credit mature in September 2015. Remaining principal payments on the term loan are scheduled as follows:

Year	Principal Payments
2014	$249,999
2015	750,007
$1,000,006

The term loan, net of a debt discount of $6,684, is recorded on the condensed consolidated balance sheet as of September 30, 2014, as follows:

Current portion of long-term debt	$993,322
Long-term debt, less current portion	-
$993,322

If we prepay the term loan and terminate the revolving line of credit prior to the scheduled maturity date, we are obligated to pay a prepayment premium equal to 2% of the then outstanding principal amount of the term loan. In addition, we are obligated to pay a final payment fee of 3% of the term loan balance. The final payment fee is being accrued and expensed over the term of the agreement, using the effective interest method and is included in accrued expenses and other liabilities on the condensed consolidated balance sheets.

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

We currently owe GE Capital an aggregate of approximately $1.0 million under the GE Loan Agreement. As a result of the receipt of the notice that we received from BARDA on April 4, 2014 advising us of its decision to de-scope the current SparVax® anthrax vaccine contract through a partial termination for convenience, GE Capital could assert that there has occurred an event of default under the GE Loan Agreement, which would allow GE Capital to terminate the commitment and the loans under the GE Loan Agreement and declare any or all of the obligations thereunder to be immediately due and payable. We have not received notice from GE Capital that an event of default has occurred.

We determined that the fair value of the term loan approximated its carrying value as of September 30, 2014 based on market comparables.

Note 7 – Subsequent Events

Subsequent to September 30, 2014, we sold 1,325,863 shares of our common stock under the controlled equity offering sales agreement, as amended, which resulted in net proceeds of approximately $2.2 million (See Note 6–Financing Transactions). Aggregate gross proceeds of up to $3.0 million remain available under this arrangement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  This information may involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  These risks, uncertainties and other factors include, but are not limited to, risks associated with the following:

•	the reliability of the results of the studies relating to efficacy and safety, and possible adverse effects resulting from the administration, of the Company's product candidates;

•	funding delays, reductions in or elimination of U.S. Government funding and/or non-renewal of expiring funding for one or more of our development programs;

•	our common stock;

•	the GE Loan Agreement;

•	our net operating loss carryforwards, or NOLs;

•	the award of government contracts to our competitors or delays caused by third parties challenging government contract awards to us;

•	unforeseen safety and efficacy issues;

•	challenges related to the development, technology transfer, scale-up, and/or process validation of manufacturing processes for our product candidates;

•	unexpected determinations that these product candidates are not effective and/or capable of being marketed as products;

•	risk associated with accomplishing any future strategic acquisitions or business combinations;

•	continuing funding requirements and dilution relating thereto; and

•	continuing litigation with SIGA and the risk that we will not be able to collect any amounts related thereto.

In addition to the foregoing, please review the risks detailed under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and in our other reports filed with the SEC from time to time thereafter, including in this Quarterly Report. In particular, the Delaware Court of Chancery's most recent decision related to the sale of Tecovirimat, also known as ST-246® (formerly referred to as “Arestvyr™” and referred to by SIGA in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 as “Tecovirimat”) does not specify an amount of damages, and such amount is subject to dispute between the parties. The amount of the award remains subject to further calculation and approval by the Delaware Court of Chancery and there will be further proceedings before the final amount is approved by the Delaware Court of Chancery, which determination, along with the decision itself will remain subject to appeal by SIGA to the Delaware Supreme Court. As a result, the decision could be reversed, remanded or otherwise changed. There can be no assurances as to whether or when we will receive any payments from SIGA as a result of the decision. SIGA has stated publicly that it does not currently have cash sufficient to satisfy the potential award. Furthermore, because SIGA has filed for protection under the federal bankruptcy laws, we are automatically stayed from taking any enforcement action in the Delaware Court of Chancery. By agreement of the parties, and with the approval of the Bankruptcy Court, the automatic stay has been lifted for the sole purpose of allowing the Delaware Court of Chancery to enter a money judgment and to allow the parties to exercise their appellate rights.  Our ability to collect a money judgment from SIGA remains subject to further proceedings in the Bankruptcy Court.

Moreover, at this point, future government funding to support the development of Valortim®, rBChE and SparVax® is unlikely. Even if we received such funding, significant additional non-clinical animal studies, human clinical trials, and manufacturing development work remain to be completed for all our products candidates, including Valortim®, rBChE and SparVax®. It is also uncertain whether any of our product candidates will be shown to be safe and effective and approved by regulatory authorities for use in humans. Forward-looking statements describe management's current expectations regarding our future plans, strategies and objectives and are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," "project," "potential" or "plan" or the negative of these words or other variations on these words or comparable terminology. Such statements include, but are not limited to:

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements which present our results of operations for the three and nine months ended September 30, 2014 and 2013, as well as our financial positions at September 30, 2014 and December 31, 2013, contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 11, 2014, and amended on Form 10-K/A filed on April 30, 2014, including the audited consolidated financial statements contained therein.

Overview

We are a biodefense company engaged in the development and commercialization of next generation medical countermeasures against biological and chemical threats.  Our current biodefense portfolio includes the following product candidates:

•	SparVax®, a next generation recombinant protective antigen, or rPA, anthrax vaccine (liquid and lyophilized formulations);

•	rBChE (recombinant butyrylcholinesterase) bioscavenger, a medical countermeasure for nerve agent poisoning by organophosphorous compounds, including nerve gases and pesticides; and

•	Valortim®, a fully human monoclonal antibody for the prevention and treatment of anthrax infection.

In May 2013, the Delaware Supreme Court affirmed a September 2011 ruling of the Delaware Court of Chancery that SIGA had breached certain contractual obligations to us. The matter is on remand to the Delaware Court of Chancery to determine a remedy in light of the Delaware Supreme Court's decision.

On August 8, 2014, the Delaware Court of Chancery issued a Memorandum Opinion and Order, or Chancery Court Order, finding that we are entitled to receive lump sum expectation damages for the value of the Company's lost profits for Tecovirimat. In addition, the Delaware Court of Chancery found that the Company is entitled to receive pre-judgment interest and varying percentages of the Company's reasonable attorneys’ and expert witness fees. On October 17, 2014, the Company and SIGA each filed opinions of our respective financial experts and Draft Orders and Judgments in accordance with the instructions of the Chancery Court Order. We now await a decision of the Court of Chancery in regards to a calculation of the damages awarded.

On September 16, 2014, SIGA announced that it filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. In connection therewith, SIGA filed with the Bankruptcy Court an affidavit of Eric A. Rose, Chief Executive Officer and Chairman of the Board of SIGA, in which he stated that, "[a]lthough the Court of Chancery has not yet issued a final judgment specifying the dollar amount of such damages, SIGA expects it to be substantial – as much as $232 million (or more with post-judgment interest and attorneys’ and expert fees)” and "SIGA has assumed that any judgment to be entered in this matter will be no less than $180 million (inclusive of pre-judgment interest through the date of entry of judgment by the Court of Chancery as well as professional fees and expenses)."

SIGA has indicated in its September 16, 2014 bankruptcy affidavit that it expects to continue to perform under its contract with BARDA. SIGA’s petition for bankruptcy initiated a process whereby its assets are protected from creditors, including us.

The Delaware Court of Chancery's most recent decision does not specify an amount of damages, and such amount is subject to dispute between the parties. The amount of the award remains subject to further calculation and approval by the Delaware Court of Chancery and there will be further proceedings before the final amount is approved by the Delaware Court of Chancery, which determination, along with the decision itself will remain subject to appeal by SIGA to the Delaware Supreme Court. As a result, the decision could be reversed, remanded or otherwise changed. There can be no assurances as to whether or when the Company will receive any payments from SIGA as a result of the decision. SIGA has stated publicly that it does not currently have cash sufficient to satisfy the potential award. Furthermore, because SIGA has filed for protection under the federal bankruptcy laws, the Company is automatically stayed from taking any enforcement action in the Delaware Court of Chancery. By agreement of the parties, and with the approval of the Bankruptcy Court, the automatic stay has been lifted for the sole purpose of allowing the Delaware Court of Chancery to enter a money judgment and to allow the parties to exercise their appellate rights.  Our ability to collect a money judgment from SIGA remains subject to further proceedings in the Bankruptcy Court.

On April 4, 2014, we received notification from BARDA, advising us of its decision to de-scope the current SparVax® anthrax vaccine contract through a partial termination for convenience. BARDA has subsequently provided guidance authorizing the completion of six activities under the contract. All other activities were de-scoped, including the proposed Phase 2 clinical trial. We proposed an estimated timeline for the completion of these contract activities and the submission of a final settlement proposal. BARDA has accepted our proposed estimated timeline. We expect these events to occur in the fourth quarter of 2014. We do not expect that we will receive additional significant funding from BARDA for the further development of SparVax®. Therefore, unless we are able to secure additional funding for our SparVax® development program from other sources, we anticipate that revenues for this program will be significantly less in future periods than in prior periods. We are continuing to explore different options for the future of the SparVax® program.

On September 9, 2014, we signed an agreement with NIAID for the development of a next generation anthrax vaccine based on the Company's proprietary rPA anthrax vaccine technology platform. The agreement is incrementally funded. Over the base period of the agreement, we were awarded initial funding of approximately $5.2 million, which includes a cost reimbursement component and a fixed fee component payable upon achievement of certain milestone events. The agreement has a total value of up to approximately $28.1 million, assuming all development milestones are met and all eight contract options are exercised by NIAID, at its sole discretion. If NIAID elects to exercise all options, the contract would continue approximately five years.

We are currently working on an approximately $1.0 million fixed price order under an indefinite delivery, indefinite quantity (“IDIQ”) contract, awarded by BARDA in 2013 for Valortim®. Delivery under the contract is expected in the fourth quarter of 2014.

During the third quarter of 2014 we formed a strategic alliance with Nanotherapeutics, Inc., a company that has extensive manufacturing and formulation capabilities. Under the strategic alliance agreement, each company will contribute its specific expertise and resources with the objective of advancing biodefense products to be agreed to under individual project plans.

Critical Accounting Policies

A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the U.S. Securities and Exchange Commission.

During the nine months ended September 30, 2014, there were no significant changes in critical accounting policies from those at December 31, 2013.

Results of Operations

Revenue

We recognized revenue of $1.0 million and $3.5 million during the three months ended September 30, 2014 and 2013, respectively. We recognized revenue of $8.4 million and $14.3 million during the nine months ended September 30, 2014 and 2013, respectively.

	Three months ended September 30,
Revenue ($ in millions)	2014	2013	% Change
SparVax®and Valortim®	$1.0	$3.4	(70.6)%
rBChE bioscavenger	-	0.1	(100.0)%
Total revenue	$1.0	$3.5	(71.4)%

	Nine months ended September 30,
Revenue ($ in millions)	2014	2013	% Change
SparVax®and Valortim®	$7.9	$12.0	(34.2)%
rBChE bioscavenger	0.5	2.3	(78.3)%
Total revenue	$8.4	$14.3	(41.3)%

Our revenue was derived primarily from contracts with the U.S. Government for the development of SparVax® and our rBChE bioscavenger. Our revenue in the three and nine months ended September 30, 2014 changed from the comparable periods of 2013 primarily due to the following:

•

Under our contract for the development of SparVax®, we recognized approximately $1.0 million and $3.4 million of revenue for the three months ended September 30, 2014 and 2013, respectively, and approximately $7.9 million and $12.0 million of revenue for the nine months ended September 30, 2014 and 2013, respectively. During the three and nine months ended September 30, 2014, revenue was primarily attributable to completion of Final Drug Product stability testing and a non-clinical animal study and ongoing activities necessary to close out the BARDA contract. Milestone revenue for the nine months ended September 30, 2014 was $0.3 million. During the same nine months, we received the payment of the BARDA contract Fixed Fee of $2.1 million, provided for under the SparVax® development contract, which was paid to PharmAthene as a result of the contract’s partial termination. During the three and nine months ended September 30, 2013 revenue was primarily attributable to chemistry, manufacturing, and controls (“CMC”) work and non-clinical animal studies. Milestone revenue for the three months and nine months ended September 30, 2013 was $0.3 million and $0.4 million, respectively.

We received notification from BARDA advising us of its decision to de-scope the current SparVax® anthrax vaccine contract through a partial termination for convenience. BARDA has subsequently provided guidance authorizing the completion of six activities under the contract. All other activities were de-scoped, including the proposed Phase 2 clinical trial. We have proposed an estimated timeline for completing these contract activities up to and including the submission of a final settlement proposal. We expect these events to occur in the fourth quarter of 2014. We do not expect that we will receive additional significant funding from BARDA for the further development of SparVax®. Therefore, unless we are able to secure additional funding for our SparVax® development program from other sources, we anticipate that revenues for this program will be significantly less in future periods than in prior periods.

On September 9, 2014, we signed an agreement with NIAID for the development of a next generation anthrax vaccine based on the Company's proprietary rPA anthrax vaccine technology platform. The agreement is incrementally funded. Over the base period of the agreement, we were awarded initial funding of approximately $5.2 million, which includes a cost reimbursement component and a fixed fee component payable upon achievement of certain milestone events. The agreement has a total value of up to approximately $28.1 million, assuming all development milestones are met and all eight contract options are exercised by NIAID, at its sole discretion. If NIAID elects to exercise all options, the contract would continue approximately five years.

•	Under our contract with CBMS for our second generation rBChE bioscavenger, we recognized no revenue for the three months ended September 30, 2014 and approximately $0.1 million of revenue for the three months ended September 30, 2013. We recognized approximately $0.5 million and $2.3 million of revenue for the nine months ended September 30, 2014 and 2013, respectively. In the first nine months of 2014, our activities were focused on the execution and completion of planned pharmacokinetic (“PK”) non-clinical studies (with a substantial portion of those activities occurring prior to June 30, 2014), while in the comparable 2013 period we completed process development work and material generation activities and continued to execute activities to support non-clinical studies. The decrease in revenue is attributable to the decision by CBMS to remove the efficacy studies originally planned under this contract. Unless we are able to secure additional funding for our rBChE bioscavenger development program, we anticipate that revenues for this program in future periods will be less than in prior periods.

Research and Development Expenses

Our research and development expenses were $1.7 million and $2.6 million for the three months ended September 30, 2014 and 2013, respectively. Our research and development expenses were $7.5 million and $11.2 million for the nine months ended September 30, 2014 and 2013, respectively. These expenses resulted from research and development activities in all periods related primarily to our SparVax® and rBChE bioscavenger programs. Direct expenses included salaries and other costs of personnel, raw materials and supplies, and an allocation of indirect expenses. We also incurred third-party costs, such as contract research, consulting and clinical development costs for individual projects.

Research and development expenses for the three and nine months ended September 30, 2014 and 2013 were attributable to research programs as follows:

	Three months ended September 30,
Expenses ($ in millions)	2014	2013	% Change
SparVax®and Valortim®	$1.3	$2.5	(48.0)%
rBChE bioscavenger	-	0.1	(100.0)%
Internal research and development	0.4	-	100.0%
Total research and development expenses	$1.7	$2.6	(34.6)%

	Nine months ended September 30,
Expenses ($ in millions)	2014	2013	% Change
SparVax®and Valortim®	$6.3	$10.2	(38.2)%
rBChE bioscavenger	0.4	1.5	(73.3)%
Internal research and development	0.8	(0.5)	(260.0)%
Total research and development expenses	$7.5	$11.2	(33.0)%

For the three and nine months ended September 30, 2014, research and development expenses decreased $0.9 million and $3.7 million, respectively, from the same periods in the prior year, due to decreased costs related to our SparVax® program, as a result of BARDA’s de-scoping of the contract and the change in scope from manufacturing to non-clinical studies for the rBChE bioscavenger program, and corresponds with our transition to our next generation, lyophilized rPA anthrax vaccine program. For the three months ended September 30, 2014, the decreased costs related to our SparVax® program was offset by increased severance costs due to a reduction in force.

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

Expenses associated with general and administrative functions were $3.2 million for the three months ended September 30, 2014 and $4.1 million for the three months ended September 30, 2013. Expenses associated with general and administrative functions were $8.3 million for the nine months ended September 30, 2014 and $8.7 million for the nine months ended September 30, 2013. The reduction in expenses for three-month and nine-month periods is primarily due to a reduction in merger and acquisition expenses, partially offset by increased share-based compensation expenses and, for the nine months ended September 30, 2014, severance costs. On July 1, 2013, we entered into an agreement and a plan of merger with Theraclone Sciences, Inc. On December 1, 2013, we entered into a Termination Agreement to terminate the merger with Theraclone Sciences, Inc.

Other Income (Expense)

Other income (expense) primarily consists of changes in the fair value of our derivative financial instruments and interest expense on our debt and other financial obligations. For the three months ended September 30, 2014, other expense was $0.6 million compared to $0.7 million in the comparable period in 2013. The change was primarily the result of a decrease in the fair value of our derivative instruments during the three months ended September 30, 2014 that was less pronounced than during the comparable three months in 2013.

For the nine months ended September 30, 2014, other income was $0.3 million compared to other expense of $1.5 million for the nine-months ended September 30, 2013. This was primarily the result of the change in the fair value of our derivative instruments, from an unrealized loss of $1.2 million to an unrealized gain of $0.5 million, for the nine months ended September 30, 2013 and 2014, respectively.

Income Taxes

The income tax provision was $0.03 million during the three months ended September 30, 2014 and 2013. The income tax provision was $0.05 million during the nine months ended September 30, 2014 and 2013. Our provision for income taxes results from the difference between the treatment of goodwill for income tax purposes and for U.S. GAAP.

Liquidity and Capital Resources

Overview

Our primary source of cash during the third quarter and first nine months of 2014 were proceeds from sales of shares of our common stock under the controlled equity offering arrangement, which we commenced in March 2013 and amended in May 2014. Our primary source of cash during the third quarter and first nine months of 2013 was provided by sales of shares of our common stock under the controlled equity offering arrangement, in addition to amounts received under our development contract for SparVax®.

With the de-scoping of the current SparVax® anthrax vaccine contract, we expect revenue to decline significantly. While we have undertaken efforts to reduce expenses, including a reduction in force of 11 employees, or approximately one third of our technical staff, we expect increased losses in the future. The need to raise additional capital will depend on many factors, including, but not limited to, our future cash requirements, future contract funding, the ongoing proceedings in our litigation with SIGA Technologies, Inc., or SIGA, (See Note 4-Commitments and Contingencies), the timing, amount, and profitability of sales of Tecovirimat, also known as ST-246® (formerly referred to as “Arestvyr™” and referred to by SIGA in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 as “Tecovirimat”), if any, and the amount of the award to which we are entitled under the August 8, 2014 order of the Delaware Court of Chancery. In addition, there are other factors, including, but not limited to, our ability to collect amounts due from SIGA, the final judgment and order from the Delaware Court of Chancery in response to SIGA’s appeal of the Chancery Court’s original decision, SIGA’s filing for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York, and future funding required to develop SparVax® in light of the notice we received from BARDA, advising us of its decision to de-scope the current SparVax® anthrax vaccine contract through a partial termination for convenience. There can be no assurance that we will be able to raise additional capital in the future. We do not expect that we will receive additional significant funding from BARDA for the further development of SparVax®; however, we are pursuing other potential funding sources.

Historically, we have not generated positive cash flows from operations. To bridge the gap between payments made to us under our U.S. government contracts and grants and our operating and capital needs, we have had to rely on a variety of financing sources, including the issuance of equity and equity-linked securities and proceeds from loans and other borrowings. On March 25, 2013, we entered into a controlled equity offering arrangement pursuant to which we could offer and sell, from time to time, through a sales agent, shares of our common stock having an aggregate offering price of up to $15.0 million, which we later amended on May 23, 2014 to increase the offering amount by $15.0 million. Due to the current economic environment, the U.S. government may be forced or choose to reduce or delay spending in the biodefense field, which could decrease the likelihood of future government contract awards, the likelihood that the government will exercise its right to extend any of its existing contracts with us and/or the likelihood that the government would procure products from us.

On April 4, 2014, we received notification from BARDA advising us of its decision to de-scope the current SparVax® anthrax vaccine contract through a partial termination for convenience. BARDA has subsequently provided guidance, authorizing the completion of six activities under the contract. All other activities were de-scoped, including the proposed Phase 2 clinical trial. We do not expect that we will receive additional significant funding from BARDA for the further development of SparVax®. Unless we are able to secure additional funding for our SparVax® development program from other sources, we anticipate that revenues for this program will be significantly less in future periods than in prior periods.

On September 9, 2014, we signed an agreement with NIAID for the development of a next generation anthrax vaccine based on the Company's proprietary rPA anthrax vaccine technology platform. The agreement is incrementally funded. Over the base period of the agreement, we were awarded initial funding of approximately $5.2 million, which includes a cost reimbursement component and a fixed fee component payable upon achievement of certain milestone events. The agreement has a total value of up to approximately $28.1 million, assuming all development milestones are met and all eight contract options are exercised by NIAID, at its sole discretion. If NIAID elects to exercise all options, the contract would continue approximately five years.

We currently owe GE Capital an aggregate of approximately $1.0 million under the Loan Agreement. As a result of the notification from BARDA on April 4, 2014 advising us of its decision to de-scope the current SparVax® anthrax vaccine contract through a partial termination for convenience, GE Capital could assert that there has occurred an event of default under the Loan Agreement, which would allow GE Capital to terminate the commitment and the loans under the Loan Agreement and declare any or all of the obligations thereunder to be immediately due and payable. We have not received notice from GE Capital that an event of default has occurred.

Our unaudited condensed consolidated financial statements have been prepared on a basis which assumes that we will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and do not include any adjustments that might result if the carrying amount of recorded assets and liabilities are not realized. As described in Note 2 – Summary of Significant Accounting Policies, in August 2014, FASB issued Accounting Standards Update No 2014-15, Presentation of Financial Statements – Going Concern, or ASU 2014-15, which requires management, in connection with preparing financial statements for each annual and interim reporting period, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We have not yet determined the impact of adoption on our financial statements.

Cash and cash equivalents were $19.6 million and $10.5 million at September 30, 2014 and December 31, 2013, respectively.

During the nine months ended September 30, 2014 we generated net proceeds of approximately $15.5 million under the controlled equity offering sales agreement, as amended. Included in the aforementioned nine month total is $0.5 million in proceeds received subsequent to September 30, 2014, which are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. Since September 30, 2014, we generated an additional $2.2 million in net proceeds under the controlled equity offering sales agreement, as amended. Aggregate gross proceeds of up to $3.0 million remain available under this arrangement.

We anticipate that our current cash and cash equivalents on hand, as well as cash to be collected from expected revenue under contracts currently in place, will be sufficient to fund PharmAthene’s current operations through 2015. However, we may elect to raise additional capital prior to such date to strengthen our financial position. Furthermore, if our current expectations and estimates about future operating costs prove to be incorrect, or if our expenses related to the SIGA litigation are greater than anticipated, we may need to raise additional capital in 2015. Additional sales of common stock may be made at prices that are dilutive to existing stockholders. There can be no assurance that we will be able to raise additional capital on terms favorable or acceptable to us, or at all.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2014 and 2013.

	Nine months ended September 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$(4,951,585)	$(911,712)
Investing activities	(84,269)	(81,079)
Financing activities	14,182,852	4,238,386
Effects of exchange rates on cash	(7,585)	(3,713)
Total increase in cash and cash equivalents	$9,139,413	$3,241,882

Operating Activities

Net cash used in operating activities was $5.0 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively.

Net cash used in operating activities during the nine months ended September 30, 2014 reflects our net loss of $7.3 million, adjusted for $1.2 million of non-cash share-based compensation expense, and a $0.5 million decrease in the fair value of derivative instruments. A decrease in receivables (billed and unbilled) of approximately $3.3 million was partially offset by a decrease in liabilities of $1.6 million and deferred revenue of $0.3 million. The decrease in the fair value of the derivative instruments primarily relates to the warrant exercise and expiration that occurred in September 2014 and the change in our stock price from $1.86 per share at December 31, 2013 to $1.78 per share at September 30, 2014.

Net cash used by operating activities during the nine months ended September 30, 2013 reflects our net loss of $7.3 million, adjusted for $1.0 million of noncash share-based compensation expense, and a $1.2 million increase in the fair value of derivative instruments, and a decrease in receivables (billed and unbilled) of $4.9 million. The increase in the fair value of the derivative instruments primarily relates to the change in our stock price from $1.12 per share at December 31, 2012 to $2.10 per share at September 30, 2013.

Unless we are able to secure new contracts and orders from the U.S. government to fund additional development activities for our programs and for eventual procurement of our products, we anticipate net cash generated by operations will be lower in future periods than in past periods.

Investing Activities

There were no significant investing activities during the nine months ended September 30, 2014 and September 30, 2013.

Financing Activities

Net cash provided by financing activities was $14.2 million for the nine months ended September 30, 2014, as compared to, $4.2 million provided by financing activities for the nine months ended September 30, 2013, and was principally the result of net proceeds received from sales of our stock under the controlled equity offering arrangement.

On March 25, 2013, we entered into a controlled equity offering sales agreement with a sales agent, and filed with the SEC a prospectus supplement, dated March 25, 2013, to our prospectus, dated July 27, 2011, or the 2011 Prospectus, pursuant to which we could offer and sell, from time to time, through the agent shares of our common stock having an aggregate offering price of up to $15.0 million.

On May 23, 2014, we entered into an amendment, or the 2014 Amendment, to the controlled equity offering sales agreement with the sales agent, pursuant to which we may offer and sell, from time to time, through the agent shares of our common stock having an aggregate offering price of up to an additional $15.0 million. On that day, we filed a prospectus supplement to the 2011 Prospectus for use in any sales of these additional shares of common stock through July 26, 2014, the date the underlying registration statement (File No. 333-175394) expired. As a result of this expiration, the 2011 Prospectus, as supplemented on March 25, 2013 and May 23, 2014, may no longer be used for the sale of shares of common stock under the controlled equity offering sales agreement, as amended.

On May 23, 2014, we also filed a new universal shelf registration statement (File No. 333-196265) containing, among other things, a prospectus, or the 2014 Prospectus, for use in sales of the common stock under the 2014 Amendment. This registration statement was declared effective on May 30, 2014. Since the expiration of the 2011 Prospectus, all sales under the controlled equity offering sales agreement, as amended, are being effected under the 2014 Prospectus.

Under the controlled equity offering sales agreement, as amended, the agent may sell shares by any method permitted by law and deemed to be an "at-the-market" offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on NYSE MKT, or any other existing trading market for our common stock or to or through a market maker. Subject to the terms and conditions of that agreement, the agent will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of NYSE MKT, to sell shares from time to time based upon our instructions. We are not obligated to sell any shares under the arrangement. We are obligated to pay the agent a commission of 3.0% of the aggregate gross proceeds from each sale of shares under the arrangement.

As of September 30, 2014, shares having an aggregate offering price of $5.3 million remained available under the controlled equity offering sales agreement, as amended. During the nine months ended September 30, 2014, we sold 9,194,591 shares of our common stock under this arrangement resulting in net proceeds (net of commission) to us of approximately $15.5 million. Included in the aforementioned nine month total is $0.5 million in proceeds received subsequent to September 30, 2014, which are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following are contractual commitments at September 30, 2014:

Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating facility leases	$2,226,542	$815,526	$1,411,016	$-	$-
Research and development agreements	821,161	821,161	-	-	-
Term loan, principal and interest payments	1,056,223	1,056,223	-	-	-
Total contractual obligations	$4,103,926	$2,692,910	$1,411,016	$-	$-

(1) This table does not include any royalty payments relating to future sales of products subject to license agreements we have entered into in relation to our in-licensed technology, as the timing and likelihood of such payments are not known. The table also excludes any obligations related to registration rights agreements, as a result of a Maintenance Failure (as defined in Note 4 – Commitments and Contingencies in the unaudited condensed consolidated financial statements which are included in Part I of the Form 10-Q), as the likelihood of such payment is not probable. In addition, the table does not include the final payment fee of $0.07 million on the term loan, which is being accrued and expensed over the term of the agreement, using the effective interest method, or the debt discount, which is being amortized over the term of the agreement. See additional discussion in Note 6-Financing Transactions in the unaudited condensed consolidated financial statements which are included in Part I of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents, our revolving line of credit, and our derivative instruments. We currently do not hedge interest rate exposure or foreign currency exchange exposure. We have not used derivative financial instruments for speculation or trading purposes.

The Company’s current operations in foreign countries are minimal. We have closed our active operations in Canada and maintain only nominal operations in the United Kingdom. A 10% change in exchange rates (against the U.S. dollar) would not have a material impact on earnings, fair values or cash flow.

Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market interest rates would have a significant impact on their realized value. Our term loan with GE Capital is at a fixed 10.14% rate. Because of the fixed rate, a change in market interest rates would not have a material impact on interest expense associated with the loan. The interest rate on the revolving line of credit is variable; therefore, a 1% increase in market interest rates above the interest rate floor of 1.5% would increase interest expense associated with the line by $50,000 if the maximum amount of the line ($5.0 million) was drawn for a full year.

The change in fair value of our derivative instruments is calculated utilizing the Black-Scholes model; therefore, a 10% increase/decrease over the closing price of our common stock at September 30, 2014 would result in a change in fair value of derivative instruments and our earnings of approximately $0.2 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2014, and has concluded that there was no change that occurred during the quarterly period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Except as noted below, we are not a party to any legal proceedings.

In December 2006, we filed a complaint against SIGA in the Delaware Court of Chancery. The complaint alleged, among other things, that we have the right to license exclusively the development and marketing rights for SIGA's drug candidate, Tecovirimat, pursuant to a merger agreement between the parties that was terminated in 2006. The complaint also alleged that SIGA failed to negotiate in good faith the terms of such a license pursuant to the terminated merger agreement with us.

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

In May 2013, the Delaware Supreme Court issued its ruling on the appeal, affirming the Delaware Court of Chancery's finding that SIGA had breached certain contractual obligations to us, reversed its finding of promissory estoppel, and remanded the case back to the Delaware Court of Chancery to reconsider the remedy and award of attorney's fees and expert witness and other costs in light of the Delaware Supreme Court's opinion.

On August 8, 2014, the Delaware Court of Chancery issued a Memorandum Opinion and Order, or Chancery Court Order, finding that we are entitled to receive lump sum expectation damages for the value of our lost profits for Tecovirimat. In addition, the Delaware Court of Chancery found that the Company is entitled to receive pre-judgment interest and varying percentages of the our reasonable attorneys’ and expert witness fees. On October 17, 2014, the Company and SIGA each filed opinions of our respective financial experts and Draft Orders and Judgments in accordance with the instructions of the Chancery Court Order. We now await a decision of the Court of Chancery in regards to a calculation of the damages award.

On September 16, 2014, SIGA announced that it filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. In connection therewith, SIGA filed with the Bankruptcy Court an affidavit of Eric A. Rose, Chief Executive Officer and Chairman of the Board of SIGA, in which he stated that, "[a]lthough the Court of Chancery has not yet issued a final judgment specifying the dollar amount of such damages, SIGA expects it to be substantial – as much as $232 million (or more with post-judgment interest and attorneys’ and expert fees)” and "SIGA has assumed that any judgment to be entered in this matter will be no less than $180 million (inclusive of pre-judgment interest through the date of entry of judgment by the Court of Chancery as well as professional fees and expenses)."

SIGA has indicated in its September 16, 2014 affidavit that it expects to continue to perform under its contract with BARDA. SIGA’s petition for bankruptcy initiated a process whereby its assets are protected from creditors, including us.

The Delaware Court of Chancery's most recent decision does not specify an amount of damages, and such amount is subject to dispute between the parties. The amount of the award remains subject to further calculation and approval by the Delaware Court of Chancery and there will be further proceedings before the final amount is approved by the Delaware Court of Chancery, which determination, along with the decision itself will remain subject to appeal by SIGA to the Delaware Supreme Court. As a result, the decision could be reversed, remanded or otherwise changed. There can be no assurances as to whether or when the Company will receive any payments from SIGA as a result of the decision. SIGA has stated publicly that it does not currently have cash sufficient to satisfy the potential award. Furthermore, because SIGA has filed for protection under the federal bankruptcy laws, the Company is automatically stayed from taking any enforcement action in the Delaware Court of Chancery. By agreement of the parties, and with the approval of the Bankruptcy Court, the automatic stay has been lifted for the sole purpose of allowing the Delaware Court of Chancery to enter a money judgment and to allow the parties to exercise their appellate rights.  Our ability to collect a money judgment from SIGA remains subject to further proceedings in the Bankruptcy Court.

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

Funding is subject to U.S. Congressional appropriations, which are generally made on an annual basis even for multi-year contracts. More generally, due to the ongoing economic uncertainty, the U.S. government may reduce or delay spending in the biodefense field or eliminate funding of certain programs altogether, which could decrease the likelihood of future government contract awards or that the government would procure products from us. Future funding levels for two of our key government customers, BARDA and the U.S. Department of Defense, for the advanced development and procurement of MCMs are uncertain, and may be subject to budget cuts as the U.S. Congress and the President look to balance a multitude competing priorities. The Pandemic and All- Hazards Preparedness Reauthorization Act, or PAHPRA, signed into law in March 2013, authorized $2.8 billion in funding for the SRF for fiscal years 2014-2018. These funds are for the procurement of MCMs. PAHPRA also authorized $415 million in funding to BARDA for advanced development activities. However, actual funding for BARDA is dependent on annual Congressional appropriations and Congress is not obligated to appropriate the authorized amount. The fiscal year 2014 appropriation for BARDA advanced development is consistent with PAHPRA at $415 million. The fiscal year 2014 appropriation for the SRF is $255 million.

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

We currently owe GE Capital an aggregate of approximately $1.0 million under the GE Loan Agreement. As a result of the receipt of the notice that we received from BARDA on April 4, 2014 advising us of its decision to de-scope the current SparVax® anthrax vaccine contract through a partial termination for convenience, GE Capital could assert that there has occurred an event of default under the GE Loan Agreement, which would allow GE Capital to terminate the commitment and the loans under the GE Loan Agreement and declare any or all of the obligations thereunder to be immediately due and payable.

Even though the Delaware Court of Chancery has found that we are entitled to receive lump sum expectation damages for the value of our lost profits for Tecovirimat, the potential value of any damages that may be awarded to us is subject to several variables and uncertainties, which preclude the current calculation of a predictable value of the SIGA litigation. Uncertainties include SIGA’s recent filing for relief under Chapter 11 of the United States Bankruptcy Code, initiating a process that protects its assets from creditors, including us.

In December 2006, we filed a complaint against SIGA in the Delaware Court of Chancery. The complaint alleged, among other things, that we have the right to license exclusively the development and marketing rights for SIGA's drug candidate, Tecovirimat, pursuant to a merger agreement between the parties that was terminated in 2006. The complaint also alleged that SIGA failed to negotiate in good faith the terms of such a license pursuant to the terminated merger agreement with us.

In September 2011, the Delaware Court of Chancery issued an opinion in the case finding that SIGA had breached certain contractual obligations to us, upholding our claims of promissory estoppel, and awarding us damages. SIGA appealed aspects of the decision to the Delaware Supreme Court. In response, we cross-appealed other aspects of the decision. In May 2013, the Delaware Supreme Court issued its ruling on the appeal, affirming the Delaware Court of Chancery's finding that SIGA had breached certain contractual obligations to us, reversed its finding of promissory estoppel, and remanded the case back to the Delaware Court of Chancery to reconsider the remedy and award in light of the Delaware Supreme Court's opinion.

On August 8, 2014, the Delaware Court of Chancery issued a Memorandum Opinion and Order, or Chancery Court Order, finding, among other things, that we are entitled to receive lump sum expectation damages for the value of the Company's lost profits for Tecovirimat. On October 17, 2014, the Company and SIGA each filed opinions of our respective financial experts and Draft Orders and Judgments in accordance with the instructions of the Chancery Court Order. We now await a decision of the Court of Chancery in regards to a calculation of the damages awarded.

On September 16, 2014, SIGA announced that it filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. SIGA’s petition for bankruptcy initiated a process whereby its assets are protected from creditors, including us.

The Delaware Court of Chancery's most recent decision does not specify an amount of damages, and such amount is subject to dispute between the parties. The amount of the award remains subject to further calculation and approval by the Delaware Court of Chancery and there will be further proceedings before the final amount is approved by the Delaware Court of Chancery, which determination, along with the decision itself, will remain subject to appeal by SIGA to the Delaware Supreme Court. As a result, the decision could be reversed, remanded or otherwise changed. There can be no assurances as to whether or when the Company will receive any payments from SIGA as a result of the decision. SIGA has stated publicly that it does not currently have cash sufficient to satisfy the potential award. Furthermore, because SIGA has filed for protection under the federal bankruptcy laws, the Company is automatically stayed from taking any enforcement action in the Delaware Court of Chancery. By agreement of the parties, and with the approval of the Bankruptcy Court, the automatic stay has been lifted for the sole purpose of allowing the Delaware Court of Chancery to enter a money judgment and to allow the parties to exercise their appellate rights.  Our ability to collect a money judgment from SIGA remains subject to further proceedings in the Bankruptcy Court.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

No.	Description
10.61

Contract with the National Institute of Allergy and Infectious Diseases of the National Institutes of Health for the Development of Vaccine Formulations Effective Against NIAID Priority Pathogens, dated September 9, 2014 (Contract No. HHSN272201400040C). +

31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(101)	The following condensed consolidated financial statements from the PharmAthene, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in Extensive Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) Notes to consolidated financial statements.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

PHARMATHENE, INC.

Dated: November 6, 2014	By:	/s/ Eric I. Richman
Eric I. Richman
President and Chief Executive Officer

Dated: November 6, 2014	By:	/s/ Linda L. Chang
Linda L. Chang
Senior Vice President, Chief Financial Officer and Corporate Secretary