Form 10-Q
period 2015-03-31
PHARMATHENE, INC
filed 2015-05-07
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of May 4, 2015 was 63,792,026.

PHARMATHENE, INC.

i

Item 1.  Financial Statements

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$15,724,956	$18,643,351
Billed accounts receivable	5,973,988	110,656
Unbilled accounts receivable	594,259	297,431
Prepaid expenses and other current assets	446,240	199,194
Total current assets	22,739,443	19,250,632

Property and equipment, net	324,018	325,772
Other long-term assets and deferred costs	53,384	53,384
Goodwill	2,348,453	2,348,453
Total assets	$25,465,298	$21,978,241

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$536,994	$391,396
Accrued expenses and other liabilities	1,451,506	1,195,412
Accrued restructuring expenses	1,927,877	-
Current portion of long-term debt	498,203	746,146
Other short-term liabilities	72,674	70,326
Current portion of derivative instruments	49,463	178,509
Total current liabilities	4,536,717	2,581,789

Other long-term liabilities	485,365	493,137
Derivative instruments, less current portion	419,971	629,170
Total liabilities	5,442,053	3,704,096

Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 63,674,326 and 63,603,303 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	6,367	6,360
Additional paid-in-capital	239,064,585	238,780,633
Accumulated other comprehensive loss	(227,782)	(229,528)
Accumulated deficit	(218,819,925)	(220,283,320)
Total stockholders' equity	20,023,245	18,274,145
Total liabilities and stockholders' equity	$25,465,298	$21,978,241

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2015	2014

Contract revenue	$7,068,746	$3,742,525

Operating expenses:
Research and development	1,613,627	3,427,000
General and administrative	2,196,120	2,677,452
Restructuring expense	2,060,809	-
Depreciation	37,106	39,939
Total operating expenses	5,907,662	6,144,391

Income (loss) from operations	$1,161,084	$(2,401,866)
Other income (expense):
Interest expense, net	(25,325)	(69,872)
Change in fair value of derivative instruments	338,245	242,641
Other income	9,196	362
Total other income	322,116	173,131

Net income (loss) before income taxes	1,483,200	(2,228,735)
Income tax provision	(19,805)	(29,705)
Net income (loss)	$1,463,395	$(2,258,440)

Net income (loss) attributable to common stockholders	$1,277,017	$(2,258,440)

Basic net income (loss) per share	$0.02	$(0.04)
Diluted net income (loss) per share	$0.02	$(0.04)
Weighted average shares used in calculation of basic net income (loss) per share	63,633,290	53,044,119
Weighted average shares used in calculation of diluted net income (loss) per share	63,979,859	53,044,119

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

2

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended March 31,
	2015	2014

Net income (loss)	$1,463,395	$(2,258,440)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,746	(657)
Comprehensive income (loss)	$1,465,141	$(2,259,097)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2015	2014

Operating activities
Net income (loss)	$1,463,395	$(2,258,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	199,627	528,878
Change in fair value of derivative instruments	(338,245)	(242,641)
Depreciation expense	37,106	39,939
Deferred income taxes	19,805	29,705
Non-cash interest expense	10,933	26,591
Gain on the disposal of property and equipment	(7,600)	(5,393)
Changes in operating assets and liabilities:
Billed accounts receivable	(5,863,332)	1,427,113
Unbilled accounts receivable	(296,828)	549,629
Prepaid expenses and other current assets	(253,779)	(178,704)
Accounts payable	146,740	(656,373)
Accrued restructuring expenses	1,938,631	-
Accrued expenses and other liabilities	230,186	(1,274,906)
Deferred revenue	-	(279,462)
Net cash used in operating activities	(2,713,361)	(2,294,064)
Investing activities
Purchases of property and equipment	(35,352)	(37,050)
Proceeds from the sale of property and equipment	7,600	8,000
Net cash used in investing activities	(27,752)	(29,050)
Financing activities
Repayment of debt	(249,999)	(249,999)
Net repayment of revolving credit agreement	-	(1,091,740)
Proceeds from issuance of common stock, net of offering costs	84,332	2,719,184
Net cash (used in) provided by financing activities	(165,667)	1,377,445
Effects of exchange rates on cash	(11,615)	(590)
Decrease in cash and cash equivalents	(2,918,395)	(946,259)
Cash and cash equivalents, at beginning of period	18,643,351	10,480,979
Cash and cash equivalents, at end of period	$15,724,956	$9,534,720

Supplemental disclosure of cash flow information
Cash paid for interest	$14,849	$43,287

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

Note 1 – Business, Liquidity and Organization

Since 2001, PharmAthene, Inc. (we, the Company) has been a biodefense company engaged in the development of next generation medical counter measures against biological and chemical threats. During this time, we have devoted substantial effort and resources to the development of the prevention and treatment of anthrax infection and nerve agent poisoning.

On March 9, 2015, our Board of Directors approved our realignment plan (the “Realignment Plan”) with the goal of preserving and maximizing, for the benefit of our stockholders, the value of any proceeds from the SIGA litigation and our existing biodefense assets. The plan eliminates approximately two-thirds of our workforce and is aimed at the preservation of cash and cash equivalents sufficient to finance our continued operations through a period of time expected to extend beyond the adjudication of SIGA’s appeal. We intend to maintain sufficient resources and personnel so that we can seek partners, co-developers or acquirers for our biodefense programs and continue to execute under our government contract with the National Institutes of Allergy and Infectious Diseases (“NIAID”). The Company estimates total severance payments to executives and non-executives in connection with the Realignment Plan to amount to approximately $2.0 million (all of which was expensed and accrued as of March 31, 2015), with substantially all such severance expenses expected to be paid in 2015.

Historically, the company has performed under government contracts and grants and raised funds from investors (including additional debt and equity issued in 2015 and 2014) to sustain our operations. The Company has spent substantial funds in the research, development, clinical and preclinical testing in excess of revenues, to support the Company’s product candidates and to market and sell its products. We have incurred losses in each year since inception, and have an accumulated deficit of $218.8 million. While we have undertaken efforts to reduce expenses, and expect that our operating expenses will continue to decrease as a result of our Realignment Plan, we expect continuing losses in the future. If we continue to incur losses and are not able to raise adequate funds to cover those losses, we may be required to cease operations.

As of March 31, 2015, our cash balance was $15.7 million, our accounts receivable balance (billed and unbilled) was $6.6 million, and our current liabilities were $4.5 million. Included in our accounts receivable were amounts billed to the Biomedical Advanced Research and Development Authority (“BARDA”) related to indirect costs incurred in previous years. All of our accounts receivables, including the BARDA receivables, were collected in April 2015. In addition, as of March 31, 2015, we had approximately $3.0 million of remaining availability under our controlled equity offering arrangement (see Note 5 – Stock Holders’ Equity). We believe, based on the operating cash requirements and capital expenditures expected for 2015, the Company’s cash on hand at March 31, 2015 is adequate to fund operations through at least the end of 2015. We currently owe GE Capital an aggregate of approximately $0.5 million under our Loan Agreement with them. This amount is payable at maturity in September 2015.

We can offer no assurances that we have correctly estimated the resources or personnel necessary to seek partners, co-developers or acquirers for our biodefense programs or execute under our NIAID contract. If a larger workforce or one with a different skillset is ultimately required to implement our Realignment Plan successfully, we may be unable to maximize the value of the SIGA litigation and our existing biodefense assets. In addition, executive officers who have served the Company for a combined 37 years have been terminated, and, with the exception of Mr. Richman’s continued service on the Board, will no longer be available to guide the Company. We also cannot assure you that we have accurately estimated the cash and cash equivalents necessary to finance our operations until SIGA’s appeal has been adjudicated and we have received SIGA’s payment. If revenues from our NIAID contract are less than we anticipate, if operating expenses exceed our expectations or cannot be adjusted accordingly, or if we have underestimated the time it will take for us to prevail in SIGA’s appeal, or enforce payment of or collect the damages award from SIGA, then our business, results of operations, financial condition and cash flows will be materially and adversely affected.

In addition, we may voluntarily elect to raise additional capital to strengthen our financial position. There can be no assurances that we would be successful in raising additional funds on acceptable terms or at all. Additional sales of common stock may be made at prices that are dilutive to existing stockholders.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

Our unaudited condensed consolidated financial statements include the accounts of PharmAthene, Inc. and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 31, 2014 has been derived from audited consolidated financial statements at that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC. We currently operate in one business segment.

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

Foreign Currency Translation

The functional currency of our wholly owned foreign subsidiary is its local currency.  Assets and liabilities of our foreign subsidiary are translated into United States dollars based on the exchange rate at the end of the reporting period.  Income and expense items are translated at the weighted average exchange rates prevailing during the reporting period. Translation adjustments for subsidiaries that have not been sold, substantially liquidated or otherwise disposed of, are accumulated in other comprehensive loss, a component of stockholders’ equity. Foreign currency translation adjustments are the sole component of accumulated other comprehensive loss at March 31, 2015 and December 31, 2014. Transaction gains or losses are included in the determination of net income (loss).

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

Significant Customers and Accounts Receivable

Our primary customers are BARDA, NIAID, and the Department of Defense Chemical Biological Medical Systems (“CBMS”). As of March 31, 2015, the Company’s receivable balances (both billed and unbilled) were comprised primarily of receivables from BARDA and NIAID. For the year ending December 31, 2014, the Company’s billed and unbilled receivable balances were comprised solely of receivables from BARDA and CBMS.

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

Restructuring Expense

As a result of the Realignment Plan, we recorded approximately $2.1 million of restructuring expense during the quarter ended March 31, 2015, including approximately $2.0 million of related severance expense.

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

Upon notice of termination of a contract from the government, all related termination costs are expensed. Revenue is recognized on the termination costs to the extent those costs are allowable and billable under the contract. Because the government may require an audit of incurred costs, revenue is recognized when the company is reasonably assured of collection. In March 2015, we recorded as revenue and invoiced the government $5.8 million costs incurred ranging from 2008 through 2013.

Share-Based Compensation

We expense the estimated fair value of share-based awards granted to employees, non-employee directors, and consultants under our stock compensation plans. The fair value of stock options granted to employees and non-employee directors is determined at the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of our stock price. The value of the award that is ultimately expected to vest is recognized as expense on a straight line basis over the employee’s requisite service period.

The fair value of share-based awards granted to consultants is determined at the grant date using the Black-Scholes option pricing model and re-measured at each quarterly reporting date over their requisite service period. The value of awards that are ultimately expected to vest is recognized as expense on a straight-line basis over their requisite service period.

The fair value of restricted stock grants is determined based on the closing price of our common stock on the award date and is recognized as expense ratably over the requisite service period.

Share-based compensation expense recognized in the three months ended March 31, 2015 and 2014 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of approximately 12%, based on historical forfeitures.

Share-based compensation expense for the three months ended March 31, 2015 and 2014 was:

	Three months ended March 31,
	2015	2014

Research and development	$60,735	$189,917
General and administrative	192,633	338,961
Restructuring benefit	(53,741)	-
Total share-based compensation expense	$199,627	$528,878

As a result of the restructuring and termination of employees, we recognized approximately $75,000 of share-based compensation expense resulting from our agreement to extend the exercise period of the vested stock options for several of the executives who were terminated. In addition, approximately $129,000 of previously recognized share-based compensation expense was reversed for unvested stock options forfeited as a result of the restructuring and termination of employees. The $54,000 net reversal of share-based compensation expense is reflected in restructuring benefit in the above table.

During the three months ended March 31, 2015, we granted 12,000 options and 117,500 shares of restricted stock to employees. During the three months ended March 31, 2014, we granted 1,217,755 options to employees and consultants and made no restricted stock grants. At March 31, 2015, we had total unrecognized share-based compensation expense related to unvested awards of approximately $1.0 million net of estimated forfeitures, which we expect to recognize as expense over a weighted-average period of 2.6 years.

Income Taxes

We account for income taxes using the asset and liability approach, which requires the recognition of future tax benefits or liabilities on the temporary differences between the financial reporting and tax bases of our assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. We also recognize a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. Our policy is to recognize interest and penalties on uncertain tax positions as a component of income tax expense.  As of March 31, 2015 and December 31, 2014, we had recognized a full valuation allowance since the likelihood of realization of our tax deferred assets does not meet the more likely than not threshold.

Income tax expense was $0.02 million and $0.03 million during the three months ended March 31, 2015 and 2014, respectively relating exclusively to the generation of a deferred tax liability associated with the tax amortization of goodwill, which is included as a component of other long-term liabilities on our condensed consolidated balance sheets. The income tax expense results from the difference between the treatment of goodwill for income tax purposes and for U.S. GAAP.

Basic and Diluted Net Loss Per Share

Income (loss) per share:  Basic income (loss) per share is computed by dividing consolidated net income (loss) by the weighted average number of common shares outstanding during the period, excluding unvested restricted stock.

Our unvested restricted shares granted during the quarter contain non-forfeitable rights to dividends, and therefore are considered to be participating securities; the calculation of basic and diluted earnings per share excludes from the numerator net income attributable to the unvested restricted shares, and excludes the impact of those shares from the denominator which is consistent with the two-class method in accordance with GAAP.

For periods of net income when the effects are not anti-dilutive, diluted earnings per share is computed by dividing our net income by the weighted average number of shares outstanding and the impact of all potential dilutive common shares, consisting  primarily of stock options, unvested restricted stock and stock purchase warrants. The dilutive impact of our potentially dilutive common shares resulting from stock options and stock purchase warrants is determined by applying the treasury stock method.   For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potentially dilutive common shares is anti-dilutive due to the net losses.

A reconciliation of the numerators and denominators of the basic and diluted per share computations for the three months ended March 31, 2015 is as follows (a reconciliation is not required for the 2014 quarter since the Company recorded a net loss for that period):

Three months ended
March 31, 2015

Numerator

Net income	$1,463,395
Net income allocated to participating securities	$(607)
Numerator for basic income per share	$1,462,788
Incremental allocation of net income to participating securities	$3
Change in fair value of dilutive warrants	$(185,774)
Numerator for diluted income per share	$1,277,017

Denominator

Denominator for basic income per share Weighted average outstanding common shares	63,633,290
Dilutive effect of stock options	327,020
Dilutive effect of warrants	19,550
Denominator for diluted income per share	63,979,859

A total of approximately 4.9 million and 12.6 million potentially dilutive securities have been excluded in the calculation of diluted net income (loss) per share in the three months ended March 31, 2015 and 2014, respectively, because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers, or ASU 2014-09. Pursuant to this update an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are currently effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and are to be applied retrospectively, or on a modified retrospective basis. Early application is not permitted. On April 1, 2015, the FASB voted to propose to defer the effective date of ASU No. 2014-09 by one year. Under the proposal, ASU No. 2014-09 would be effective for fiscal years beginning after December 15, 2017, with early adoption permitted but not prior to the original effective date of annual periods beginning after December 15, 2016. The FASB plans to expose its decisions for a thirty day public comment period in a proposed ASU, which is expected to be issued during the second quarter of 2015. We are currently evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items, or ASU 2015-01. This update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. The Company concluded that the amendments in this update will not result in a loss of information because although the amendments will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We have not yet determined the impact of adoption on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest, or ASU 2015-03. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We have not yet determined the impact of adoption on our consolidated financial statements.

Note 3 - Fair Value Measurements

The carrying amounts of our short term financial instruments, which primarily include cash and cash equivalents, accounts receivable (billed and unbilled), and accounts payable approximate their fair values due to their short term maturities. We define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We report assets and liabilities that are measured at fair value using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs.  The three levels of inputs used to measure fair value are as follows:

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2015
	Level 1	Level 2	Level 3	Balance

Assets
Investment in money market funds(1)	$6,429,534	$-	$-	$6,429,534
Total investment in money market funds	$6,429,534	$-	$-	$6,429,534

Liabilities
Current portion of derivative instruments related to stock purchase warrants	$-	$-	$49,463	$49,463
Non-current portion of derivative instruments related to stock purchase warrants	-	-	419,971	419,971
Total derivative instruments related to stock purchase warrants	$-	$-	$469,434	$469,434

	As of December 31, 2014
	Level 1	Level 2	Level 3	Balance

Assets
Investment in money market funds(1)	$6,429,104	$-	$-	$6,429,104
Total investment in money market funds	$6,429,104	$-	$-	$6,429,104

Liabilities
Current portion of derivative instruments related to stock purchase warrants	$-	$-	$178,509	$178,509
Non-current portion of derivative instruments related to stock purchase warrants	-	-	629,170	629,170
Total derivative instruments related to stock purchase warrants	$-	$-	$807,679	$807,679

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2015 and 2014:

	Balance as of	Unrealized	Balance as of
	December 31,	(Gains)	March 31,
Description	2014	2015	2015
Derivative liabilities related to stock purchase warrants	$807,679	$(338,245)	$469,434

	Balance as of	Unrealized	Balance as of
	December 31,	(Gains)	March 31,
Description	2013	2014	2014
Derivative liabilities related to stock purchase warrants	$1,740,235	$(242,641)	$1,497,594

At March 31, 2015 and 2014, derivative liabilities are comprised of warrants to purchase 1,775,419 and 2,899,991 shares of common stock, respectively. The warrants are considered to be derivative liabilities due to the presence of net settlement features and/or non-standard anti-dilution provisions, and as a result, are recorded at fair value at each balance sheet date, with changes in fair value recorded in the accompanying unaudited condensed consolidated statements of operations. The fair value of our warrants is determined based on the Black-Scholes option pricing model. Use of the Black-Scholes option pricing model requires the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to the unobservable inputs identified above may change the stock purchase warrants’ fair value; increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in the unobservable inputs generally result in decreases in fair value. Unrealized gains and losses on the fair value adjustments for these derivative instruments are classified in other income (expense) as the change in fair value of derivative instruments in the accompanying unaudited condensed consolidated statements of operations.

Quantitative Information about Level 3 Fair Value Measurements

Fair Value at March 31, 2015	Valuation Technique	Unobservable Inputs
$469,434	Black-Scholes option pricing model	Expected term
Expected dividends
Anticipated volatility

Assets Measured at Fair Value on a Nonrecurring Basis

The Company measures its long-lived assets, including, property and equipment and goodwill, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. (See Note 2- Summary of Significant Accounting Policies). As of March 31, 2015, the Company had no other assets or liabilities that were measured at fair value on a nonrecurring basis.

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

On January 15, 2015, the Delaware Court of Chancery issued a Final Order and Judgment, finding that we are entitled to receive a lump sum award of $194.6 million, or the Total Judgment, comprised of (1) expectation damages of $113.1 million for the value of the Company’s lost profits for Tecovirimat, also known as ST-246® (formerly referred to as “Arestvyr™” and referred to by SIGA in its recent SEC filings as “Tecovirimat”), plus (2) pre-judgment interest on that amount from 2006 and varying percentages of the Company’s reasonable attorneys’ and expert witness fees, totaling $81.5 million. Under the Final Order and Judgment, PharmAthene is also entitled to post-judgment simple interest. PharmAthene’s entitlement to interest from and after SIGA’s bankruptcy filing may be negatively impacted by the proceedings under the Bankruptcy Code. SIGA has filed a notice of appeal with the Delaware Supreme Court in which it challenges various findings of the Court of Chancery and seeks to set aside the Final Order and Judgment, and we have filed a notice of cross-appeal. As a result, the decision could be reversed, remanded or otherwise changed.

While we believe that we may have a right to receiving a significant amount under a possible damages award, because SIGA has filed a notice of appeal with the Delaware Supreme Court and because there can be no assurance that SIGA will not be successful in any such appeal, we have not yet recorded any amount due from SIGA in relation to this case.  There can be no assurances if and when the Company will receive any payments from SIGA as a result of the Judgment. SIGA has stated publicly that it does not currently have cash sufficient to satisfy the award. It is also uncertain whether SIGA will have such cash in the future. PharmAthene’s ability to collect the Judgment depends upon a number of factors, including SIGA’s financial and operational success, which is subject to a number of significant risks and uncertainties (certain of which are outlined in SIGA’s filings with the SEC), as to which we have limited knowledge and which we have no ability to control, mitigate or fully evaluate. For example, on December 24, 2014, SIGA announced that it expects to modify its contract with BARDA to reflect an increase in the provisional dosage of Tecovirimat and extended delivery schedule, subject to approval by the Bankruptcy Court. Furthermore, because SIGA has filed for protection under the federal bankruptcy laws, the Company is automatically stayed from taking any enforcement action in the Delaware Court of Chancery. By agreement of the parties, and with the approval of the Bankruptcy Court, the automatic stay has been lifted for the sole purpose of allowing the Delaware Court of Chancery to enter a money judgment and to allow the parties to exercise their appellate rights. The Company’s ability to collect a money judgment from SIGA remains subject to further proceedings in the Bankruptcy Court. The Company has not recognized any potential proceeds from these actions in its financial statements to date.

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

We have agreed to rate provisions with DCAA for 2006, 2007 and 2008. In 2014, BARDA audited indirect costs or rates charged by us on the SparVax® contract for the years 2008 through 2013. As a result of the audit, in March of 2015, we were able to record revenue, and invoice BARDA for the amount, of $5.8 million in connection with these costs, all of which was collected in April 2015.

BARDA has notified us that we can anticipate, in 2015, an audit of our 2014 and 2015 costs related to the partial termination for convenience of the SparVax® contract. While we do not currently believe the results of this audit will have an adverse effect on the Company, we cannot provide assurances that it will not have such an effect. The Company has billed and recognized revenue using the provisional rates as defined in the contract. While the actual rates for 2014 which reflect the actual costs incurred by us, have been higher than the provisional rates, we have no assurance on either the amount of additional funds we may receive as a result of these higher rates or the amount of time it may take to recover these funds. The amount of any such funds is determined as a result of future audits by BARDA.

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

Registration Rights Agreements

We entered into a Registration Rights Agreement with the investors who participated in the July 2009 private placement of convertible notes and related warrants. We subsequently filed two registration statements on Form S-3 with the SEC to register the resale of the shares issuable upon conversion of the convertible notes and exercise of the related warrants, which have been declared effective. We are obligated to maintain the registration statements effective until the date when such shares (and any other securities issued or issuable with respect to or in exchange for such shares) have been sold or are eligible for resale without restrictions under Rule 144. The convertible notes were converted or extinguished in 2010. The warrants expired on January 28, 2015.

Under the terms of the convertible notes, which were converted or extinguished in 2010, if after the 2nd consecutive business day (other than during an allowable blackout period) on which sales of all of the securities required to be included on the registration statement cannot be made pursuant to the registration statement (a “Maintenance Failure”), we will be required to pay to each selling stockholder a one-time payment of 1.0% of the aggregate principal amount of the convertible notes relating to the affected shares on the initial day of a Maintenance Failure. Our total maximum obligation under this provision at March 31, 2015, which is not probable of payment, would be approximately $0.2 million

Following a Maintenance Failure, we will also be required to make to each selling stockholder monthly payments of 1.0% of the aggregate principal amount of the convertible notes relating to the affected shares on every 30th day after the initial day of a Maintenance Failure, in each case prorated for shorter periods and until the failure is cured. Our total maximum obligation under this provision, which is not probable of payment, would be approximately $0.2 million for each month until the failure, if it occurs, is cured.

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

In 2008, our stockholders approved amendments to the 2007 Plan, increasing from 3.5 million shares to 4.6 million shares the maximum number of shares authorized for issuance under the plan and adding an evergreen provision pursuant to which the number of shares authorized for issuance under the plan would increase automatically in each year, beginning in 2009, in accordance with certain limits set forth in the 2007 Plan. Under the terms of the evergreen provision, the annual increases were to continue through 2015, subject, however, to an aggregate limitation on the number of shares that could be authorized for issuance pursuant to such increases. This aggregate limitation was reached on January 1, 2014, so that the number of shares authorized for issuance under the plan did not automatically increase on January 1, 2015. At March 31, 2015, there are approximately 10.3 million shares approved for issuance under the 2007 Plan, of which approximately 2.9 million shares are available for grant. The Board of Directors in conjunction with management determines who receives awards, the vesting conditions and the exercise price. Options may have a maximum term of ten years.

Warrants

At March 31, 2015 and March 31, 2014 there were warrants outstanding to purchase 1,922,781 and 5,620,128 shares of our common stock, respectively.

Warrants to purchase 2,572,775 shares of common stock expired on January 28, 2015 without being exercised. The warrants were classified as equity.

The warrants outstanding as of March 31, 2015, all of which are exercisable, were as follows:

Number of Common Shares Underlying Warrants As of March 31, 2015		Issue Date	Exercise Price	Expiration Date
100,778	(1)	March 2007	$3.97	March 2017
500,000	(2)	April 2010	$1.89	October 2015
903,996	(2)	July 2010	$1.63	January 2017
371,423	(2)	June 2011	$3.50	June 2016
46,584	(1)	March 2012	$1.61	March 2022
1,922,781

(1)	These warrants to purchase common stock are classified as equity.

(2)	Because of the presence of net settlement provisions, these warrants to purchase common stock are classified as derivative liabilities. The fair value of these liabilities (See Note 3 – Fair Value Measurements) is remeasured at the end of every reporting period and the change in fair value is reported in the accompanying unaudited condensed consolidated statements of operations as other income (expense).

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

As of March 31, 2015, shares having an aggregate offering price of $3.0 million remained available under the controlled equity offering sales agreement, as amended. During the quarter ended March 31, 2015, we did not sell any shares of our common stock under this arrangement.

Loan Agreement with GE Capital

On March 30, 2012, we entered into a Loan Agreement with GE Capital. The Loan Agreement provides for a senior secured debt facility including a $2.5 million term loan and a revolving line of credit of up to $5.0 million based on our outstanding qualified accounts receivable. On March 30, 2012, the term loan was funded for an aggregate amount of $2.5 million.

Under the terms of the revolving line of credit, the Company may draw down from the revolving line of credit up to 85% of qualified billed accounts receivable and 80% of qualified unbilled accounts receivable. As of March 31, 2015, the total amount available to draw was approximately $4.8 million, of which none was drawn and outstanding.

The fixed interest rate on the term loan is 10.14% per annum. The revolving line of credit has an adjustable interest rate based upon the 3-month London Interbank Offered Rate (“LIBOR”), with a floor of 1.5%, plus 5%. As of March 31, 2015, the interest rate was 6.5%. Both the term loan and the revolving line of credit mature in September 2015. Payments on the term loan were originally interest-only for the first 10 months (which was extended to 12 months pursuant to terms of the agreement); subsequently, the term loan began fully amortizing over its remaining term. Remaining principal payments on the term loan are scheduled as follows:

Year	Principal Payments
2015	$500,008

The term loan, net of discount less than $2,000, is recorded on the accompanying unaudited condensed consolidated balance sheet as of March 31, 2015 as follows:

Current portion of long-term debt	$498,203

If we prepay the term loan and terminate the revolving line of credit prior to the scheduled maturity date, we are obligated to pay a prepayment premium equal to 2% of the then outstanding principal amount of the term loan. In addition, we are obligated to pay a final payment fee of 3% of the term loan balance. The final payment fee is being accrued and expensed over the term of the agreement, using the effective interest method and is included in other short-term liabilities on the unaudited condensed consolidated balance sheets.

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

We currently owe GE Capital an aggregate of approximately $0.5 million under the GE Loan Agreement.  As a result of the receipt of the notice that we received from BARDA on April 4, 2014 advising us of its decision to de-scope the current SparVax® anthrax vaccine contract through a partial termination for convenience, GE Capital could assert that there has occurred an event of default under the GE Loan Agreement, which would allow GE Capital to terminate the commitment and the loans under the GE Loan Agreement and declare any or all of the obligations thereunder to be immediately due and payable. We have not received notice from GE Capital that an event of default has occurred.

The Company determined that the fair value of the term loan approximated its carrying value as of March 31, 2015 based on market comparables and is in Level Two of the fair value hierarchy.

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

as well as risks detailed under the caption “Risk Factors” in our annual report on Form 10-K and in our other reports filed with the U.S. Securities and Exchange Commission, or the SEC, from time to time hereafter.

In particular, in its August 2014 decision, the Delaware Court of Chancery awarded to us lump sum expectation damages for the value of lost profits for Tecovirimat. On January 15, 2015, the Delaware Court of Chancery issued its Final Order and Judgment, finding that we are entitled to receive a lump sum award of $194.6 million, or the Total Judgment, comprised of (1) expectation damages of $113.1 million for the value of the Company’s lost profits for Tecovirimat, plus (2) pre-judgment interest on that amount from 2006 and varying percentages of the Company’s reasonable attorneys’ and expert witness fees, totaling $81.5 million. Under the Final Order and Judgment, PharmAthene is also entitled to post-judgment simple interest. PharmAthene’s entitlement to interest from and after SIGA’s bankruptcy filing may be negatively impacted by the proceedings under the Bankruptcy Code. SIGA has filed a notice of appeal with the Delaware Supreme Court in which it challenges various findings of the Court of Chancery and seeks to set aside the Final Order and Judgment, and we have filed a notice of cross-appeal.

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

Finally, PharmAthene can offer no assurances that it has correctly estimated the resources necessary to execute under its NIAID contract and seek partners, co-developers or acquirers for its other programs under its realignment plan. If a larger workforce or one with a different skillset is ultimately required to implement the realignment plan successfully, or if PharmAthene inaccurately estimated the cash and cash equivalents necessary to finance its operations until SIGA’s appeal has been adjudicated and it has received SIGA’s payment, its business, results of operations, financial condition and cash flows may be materially and adversely affected.

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

All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to above. Unless otherwise indicated, the information in this quarterly report is as of March 31, 2015.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements which present our results of operations for the three months ended March 31, 2015 and 2014, as well as our financial positions at March 31, 2015 and December 31, 2014, contained elsewhere in this quarterly report on Form 10-Q.  The following discussion should also be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2014, including the condensed consolidated financial statements contained therein.

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

Realignment Plan

On March 9, 2015, our Board of Directors approved a plan to preserve and maximize, for the benefit of our stockholders, the value of any proceeds from the SIGA litigation and our existing biodefense assets. The plan eliminates approximately two-thirds of our workforce and is aimed at the preservation of cash and cash equivalents sufficient to finance our continued operations through a period of time expected to extend beyond the adjudication of SIGA’s appeal of the decision of the Delaware Chancery Court awarding us $194.6 million plus post-judgment interest. We refer to the plan as the “Realignment Plan.” Under the Realignment Plan, we intend to maintain sufficient resources and personnel so that we can seek partners, co-developers or acquirers for our biodefense programs and continue to execute under our government contract with NIAID.

As part of the Realignment Plan, our Board terminated Eric Richman as President and Chief Executive Officer and Linda Chang as Chief Financial Officer, Treasurer and Secretary, as well as our executive officers Francesca Cook and Wayne Morges. Mr. Richman remains a member of our Board of Directors, and, as such, will continue to play a key role in managing the ongoing litigation, other legal matters and any strategic transactions. In addition, Messrs. Joel McCleary and Brian Markison resigned from our Board of Directors effective March 11, 2015, and our Board has reduced the number of directors from eight to six.

John Gill, a member of our Board of Directors, began serving as President and Chief Executive Officer effective March 12, 2015, Vice President, Corporate Development Jeffrey M. Jones, Ph.D. began serving as Chief Operating Officer effective March 12, 2015, and Vice President and Controller Philip MacNeill began serving as Chief Financial Officer, Treasurer and Secretary effective May 1, 2015. Mr. Gill is expected to devote necessary time to carry out his duties as President and Chief Executive Officer, and although he does not have other employment, he is not expected to devote his full time to the business of the Company, which is reflected in his compensation.

The terminations of the departing executive officers were without “cause” as defined under their respective employment agreements and the departing officers will therefore receive cash payments in accordance with the terms of such agreements. The Company estimates total severance payments to executives and non-executives in connection with the Realignment Plan to amount to approximately $2 million, with substantially all such severance expenses expected to be paid in 2015. Mr. Richman, Ms. Chang, Ms. Cook and Dr. Morges furthermore entered into separation agreements with the Company. These agreements extend exercise periods of options and health benefits. In light of his continuing service as director, Mr. Richman’s options will continue vesting for as long as he serves on our Board of Directors, with his then-vested options terminating 90 days after Mr. Richman leaves our Board. Ms. Chang’s, Dr. Morges’ and Ms. Cook’s options will remain exercisable for the duration of their respective severance periods under their employment agreements. Changes to the exercise period of these options were made in accordance with the terms of the Company’s 2007 Long-Term Incentive Compensation Plan, as amended. We recognized approximately $75,000 of share-based compensation expense resulting from our agreement to extend the exercise period. In addition, to the extent that the executive officers elect COBRA coverage, the premiums payable by the officers during their respective severance periods will equal those payable by active employees of the Company for the same level of group health coverage, and will be deducted from the officers’ severance pay. The separation agreements contain releases by the executive officers and the Company. The agreements with Ms. Chang, Dr. Morges and Ms. Cook furthermore obligate them to cooperate with the Company in connection with the SIGA litigation. The agreement with Dr. Morges also provides that for six months following termination, Dr. Morges may be called upon from time to time to assist the Company with matters relating to his duties and responsibilities prior to termination at an hourly rate of $169.

We can offer no assurances that we have correctly estimated the resources or personnel necessary to seek partners, co-developers or acquirers for our biodefense programs or execute under our NIAID contract. If a larger workforce or one with a different skillset is ultimately required to implement our Realignment Plan successfully, we may be unable to maximize the value of the SIGA litigation and our existing biodefense assets. In addition, executive officers who have served the Company for a combined 37 years have been terminated, and, with the exception of Mr. Richman’s continued service on the Board, will no longer be available to guide the Company. We also cannot assure you that we have accurately estimated the cash and cash equivalents necessary to finance our operations until SIGA’s appeal has been adjudicated and we have received SIGA’s payment. If revenues from our NIAID contract are less than we anticipate, if operating expenses exceed our expectations or cannot be adjusted accordingly, or if we have underestimated the time it will take for us to prevail in SIGA’s appeal, or enforce payment of or collect the damages award from SIGA, then our business, results of operations, financial condition and cash flows will be materially and adversely affected.

Other Recent Developments

On January 15, 2015, the Delaware Court of Chancery issued a Final Order and Judgment, finding that we are entitled to receive a lump sum award of $194.6 million, or the Total Judgment, comprised of (1) expectation damages of $113.1 million, for the value of the Company’s lost profits for Tecovirimat, plus (2) pre-judgment interest on that amount from 2006 and varying percentages of the Company’s reasonable attorneys’ and expert witness fees, totaling $81.5 million. Under the Final Order and Judgment, PharmAthene is also entitled to post-judgment simple interest. PharmAthene’s entitlement to interest from and after SIGA’s bankruptcy filing may be negatively impacted by the Bankruptcy Code. SIGA has filed a notice of appeal with the Delaware Supreme Court in which it challenges various findings of the Court of Chancery and seeks to set aside the Final Order and Judgment, and we have filed a notice of cross-appeal. As a result, the decision could be reversed, remanded or otherwise changed.

There can be no assurances if and when the Company will receive any payments from SIGA as a result of the Judgment. SIGA has stated publicly that it does not currently have cash sufficient to satisfy the potential award. It is also uncertain whether SIGA will have such cash in the future. PharmAthene’s ability to collect the Judgment depends upon a number of factors, including SIGA’s financial and operational success, which is subject to a number of significant risks and uncertainties (certain of which are outlined in SIGA’s filings with the SEC), as to which we have limited knowledge and which we have no ability to control, mitigate or fully evaluate. For example, on December 24, 2014, SIGA announced that it expects to modify its contract with BARDA to reflect an increase in the provisional dosage of Tecovirimat and extended delivery schedule, subject to approval by the Bankruptcy Court. Furthermore, because SIGA has filed for protection under the federal bankruptcy laws, PharmAthene is automatically stayed from taking any enforcement action in the Delaware Court of Chancery. By agreement of the parties, and with the approval of the Bankruptcy Court, the automatic stay has been lifted for the sole purpose of allowing the Delaware Court of Chancery to enter a money judgment and to allow the parties to exercise their appellate rights. The Company’s ability to collect a money judgment from SIGA remains subject to further proceedings in the Bankruptcy Court, and the Company therefore has not recorded any potential proceeds to date.

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

We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission.

There were no significant changes in critical accounting policies from those at December 31, 2014.

Results of Operations

Revenue

We recognized revenue of $7.1 million and $3.7 million during the three months ended March 31, 2015 and 2014, respectively.

	Three months ended March 31,
Revenue ($ in millions)	2015	2014	% Change
SparVax®and next generation anthrax vaccine	$7.1	$3.4	108.8%
rBChE bioscavenger	-	0.3	(100.0)%
Total revenue	$7.1	$3.7	91.9%

Our revenue was derived primarily from contracts with the U.S. government for the development of SparVax® and our rBChE bioscavenger. Our revenue in the three months ended March 31, 2015 changed from the comparable period of 2014 primarily due to the following:

•	Under our contract for the development of (the liquid second generation rPA) SparVax® with BARDA, we recorded revenue of $6.1 million in the first quarter of 2015 compared to $3.4 million in the first quarter of 2014. The difference is almost entirely due to the anticipated receipt of a one-time payment as a result of an audit completed by BARDA. On April 4, 2014, we received notification from BARDA, advising us of its decision to de-scope the SparVax® anthrax vaccine contract through a partial termination for convenience. The contract formally expired on February 28, 2015. We do not expect that we will receive additional funding from BARDA for the further development of SparVax® as a liquid product. Therefore, we anticipate that revenues for this program in 2015 may be significantly less than in 2014.

In 2014, BARDA audited indirect costs or rates charged by us on the SparVax® contract for the years 2008 through 2013. We billed and recognized revenue using the provisional rates as defined in the contract. As a result of the audit, we recognized revenue of $5.8 million in the first quarter of 2015, representing the difference between actual rates (i.e., actual cost to us) and the provisional rates used to calculate previously billed and recognized revenue. An additional $0.3 million in revenue recognized during the first quarter of 2015 related to $0.2 million of direct costs BARDA audited for 2014 and approved, as well as $0.1 million in contract wind up amounts.

BARDA has notified us that we can anticipate, in 2015, an audit of our 2014 and 2015 costs related to the partial termination for convenience of the SparVax® contract. While we do not currently believe the results of this audit will have an adverse effect on the Company, we cannot provide assurances that it will not have such an effect. The Company has billed and recognized revenue using the provisional rates as defined in the contract. While the actual rates for 2014 which reflect the actual costs incurred by us, have been higher than the provisional rates, we have no assurance on either the amount of additional funds we may receive as a result of these higher rates or the amount of time it may take to recover these funds.  The amount of any such funds is determined as a result of future audits by BARDA.

On September 9, 2014, we entered into a contract with NIAID for the development of a next generation lyophilized anthrax vaccine based on the Company’s proprietary technology platform which contributes the rPA bulk drug substance that is used in the liquid SparVax® formulation. Under this agreement, in the first quarter 2015 we recognized $1.0 million in revenue. This revenue was recognized in relation to the successful completion of the production of the next generation lyophilized anthrax vaccine which includes the same rPA bulk drug substance that is used in the liquid SparVax® formulation.

•	Our contract with Chemical Biological Medical Systems, or CBMS, for our second generation rBChE bioscavenger ended on September 8, 2014. We do not foresee any additional funding for this program and expect that revenues from this program in the future will be minimal. Revenue in support of contract activities in 2014 was $0.3 million.

Research and Development Expenses

Our research and development expenses were $1.6 million and $3.4 million for the three months ended March 31, 2015 and March 31, 2014, respectively. These expenses resulted from research and development activities in all periods relating primarily to our SparVax® and rBChE bioscavenger programs. Direct expenses included salaries and other costs of personnel, raw materials and supplies, and an allocation of indirect expenses. We also incurred third-party costs, such as contract research, consulting, and clinical development costs for individual projects.

Research and development expenses for the three months ended March 31, 2015 and 2014 were attributable to research programs as follows:

	Three months ended March 31,
Expenses ($ in millions)	2015	2014	% Change
SparVax®and next generation anthrax vaccine	$1.6	$3.2	(50.0)%
rBChE bioscavenger	-	0.2	(100.0)%
Total research and development expenses	$1.6	$3.4	(52.9)%

For the three months ended March 31, 2015, research and development expenses decreased $1.6 million from the same period in the prior year, primarily due to decreased costs relating to our BARDA sponsored SparVax® program, as a result of BARDA’s de-scoping of the contract, and the expiration of the period of performance under our rBChE bioscavenger contract on September 8, 2014. Costs were incurred in 2015 to further the NIAID (bulk) program and internal research and development funds were expensed for release and stability testing for the liquid product. We expect research and development expenses to decline further in the future.

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

Expenses associated with general and administrative functions were $2.2 million and $2.7 million for the three months ended March 31, 2015 and 2014, respectively. The $0.5 million decrease from the same period in the prior year was primarily due to a reduction in labor and stock option expense related to the Realignment Plan.

Restructuring Expense

Due to the Realignment Plan, we recorded a postemployment benefit of $2.0 million, of which $0.2 million was a cash outlay in the first quarter 2015. Twenty four employees were terminated with some payments extending into 2016, although the majority of the payments are expected to be made during 2015.

Other Income (Expense)

Other income (expense) primarily consists of changes in the fair value of our derivative financial instruments and interest expense on our debt and other financial obligations. For the three months ended March 31, 2015, other income was $0.3 million compared to $0.2 million for the three months ended March 31, 2014, resulting in a change in other income of approximately $0.1 million. This was primarily the result of the $0.1 million change in the fair value of our derivative instruments, from an unrealized gain of $0.2 million to an unrealized gain of $0.3 million, for the three months ended March 31, 2014 and 2015, respectively.

Income Taxes

The provision for income taxes was $0.02 million and $0.03 million for the three months ended March 31, 2015 and 2014, respectively, a decrease of approximately $0.01 million. Our provision for income taxes results from the difference between the treatment of goodwill for income tax purposes and for U.S. GAAP.

Liquidity and Capital Resources

Overview

Our primary source of cash during the three months ended March 31, 2015 were proceeds paid under our contract with NIAID. Our primary source of cash during the three months ended March 31, 2014 were amounts paid under our development contract for SparVax® and proceeds from sales of shares of our common stock under the controlled equity offering arrangement. Our cash and cash equivalents were $15.7 million and $18.6 million at March 31, 2015 and December 31, 2014, respectively. We believe, based on the operating cash requirements and capital expenditures expected for 2015, the Company’s cash on hand at March 31, 2015 is adequate to fund operations through at least the end of 2015.

In 2014, BARDA audited indirect costs or rates charged by us on the SparVax® contract for the years 2008 through 2013. We had billed and recognized revenue using the provisional rates as defined in the contract. As a result of that audit, we were able to record revenue of $5.8 million in the first quarter of 2015, representing the difference between actual rates (i.e., actual cost to us) and the provisional rates used to calculate previously billed and recognized revenue. BARDA has notified us that we can anticipate, in 2015, an audit of our 2014 and 2015 costs related to the partial termination for convenience of the SparVax® contract. While we do not currently believe the results of this audit will have an adverse effect on the Company, we cannot provide assurances that it will not have such an effect. We also do not control the timing of the audit.

Our sole sources of revenue consist of (1) revenues related to the audit of the BARDA contract and (2) revenues under our September 2014 agreement with NIAID for the development of a next generation lyophilized anthrax vaccine based on the Company’s proprietary technology platform which contributes the rPA bulk drug substance that is used in the liquid SparVax® formulation.

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

We have incurred significant losses since we commenced operations. As of March 31, 2015, we had accumulated losses of $218.8 million since our inception. While we have undertaken efforts to reduce expenses, and expect that our operating expenses will continue to decrease as a result of our Realignment Plan, we expect continuing losses in the future. If we continue to incur losses and are not able to raise adequate funds to cover those losses, we may be required to cease operations.

Historically, we have not generated positive cash flows from operations. To bridge the gap between payments made to us under our U.S. Government contracts and grants and our operating and capital needs, we have had to rely on a variety of financing sources, including the issuance of equity and equity-linked securities and proceeds from loans and other borrowings. On March 25, 2013, we entered into a controlled equity offering arrangement pursuant to which we could offer and sell, from time to time, through a sales agent, shares of our common stock having an aggregate offering price of up to $15.0 million, which we later amended on May 23, 2014 to increase the offering amount by $15.0 million. During the first quarter 2014, we generated net proceeds of approximately $2.5 million under the controlled equity offering sales agreement, as amended. Since December 31, 2014, we have not generated any proceeds under the controlled equity offering sales agreement, as amended. Aggregate gross proceeds of up to $3.0 million remain available under this arrangement. We have no current plans to sell any shares under the controlled equity agreement.

We currently owe GE Capital an aggregate of approximately $0.5 million under our Loan Agreement with them. This amount is payable at maturity in September 2015. As a result of the notification from BARDA on April 4, 2014 advising us of its decision to de-scope the SparVax® anthrax vaccine contract through a partial termination for convenience, GE Capital could assert that there has occurred an event of default under the Loan Agreement, which would allow GE Capital to terminate the commitment and the loans under the Loan Agreement and declare any or all of the obligations thereunder to be immediately due and payable. We have not received notice from GE Capital that an event of default has occurred.

On March 9, 2015, our Board of Directors approved our Realignment Plan with the goal of preserving and maximizing, for the benefit of our stockholders, the value of any proceeds from the SIGA litigation and our existing biodefense assets. The plan eliminates approximately two-thirds of our workforce and is aimed at the preservation of cash and cash equivalents sufficient to finance our continued operations through a period of time expected to extend beyond the adjudication of SIGA’s appeal. We intend to maintain sufficient resources and personnel so that we can seek partners, co-developers or acquirers for our biodefense programs and continue to execute under our government contract with NIAID. The Company estimates total severance payments to executives and non-executives in connection with the Realignment Plan to amount to approximately $2.0 million, with substantially all such severance expenses expected to be paid in 2015.

We can offer no assurances that we have correctly estimated the resources or personnel necessary to seek partners, co-developers or acquirers for our biodefense programs or execute under our NIAID contract. If a larger workforce or one with a different skillset is ultimately required to implement our Realignment Plan successfully, we may be unable to maximize the value of the SIGA litigation and our existing biodefense assets. In addition, executive officers who have served the Company for a combined 37 years have been terminated, and, with the exception of Mr. Richman’s continued service on the Board, will no longer be available to guide the Company. We also cannot assure you that we have accurately estimated the cash and cash equivalents necessary to finance our operations until SIGA’s appeal has been adjudicated and we have received SIGA’s payment. If revenues from our NIAID contract are less than we anticipate, if operating expenses exceed our expectations or cannot be adjusted accordingly, or if we have underestimated the time it will take for us to prevail in SIGA’s appeal, or enforce payment of or collect the damages award from SIGA, then our business, results of operations, financial condition and cash flows will be materially and adversely affected.

In addition, we may voluntarily elect to raise additional capital to strengthen our financial position. There can be no assurances that we would be successful in raising additional funds on acceptable terms or at all. Additional sales of common stock may be made at prices that are dilutive to existing stockholders.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$(2,713,361)	$(2,294,064)
Investing activities	(27,752)	(29,050)
Financing activities	(165,667)	1,377,445
Effects of exchange rates on cash	(11,615)	(590)
Total decrease in cash and cash equivalents	$(2,918,395)	$(946,259)

Operating Activities

Net cash used by operating activities was $2.7 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively.

Net cash used by operating activities during the three months ended March 31, 2015 reflects our net income of $1.5 million offset by a reduction in non-cash expenses of $0.1 million. Receivables and prepaid expenses increased by $6.4 million mainly due to the $5.8 million invoice to BARDA. Accounts payable and accrued expenses and other liabilities increased by $0.4 million and accrued restructuring expenses were $1.9 million.

Net cash provided by operating activities during the three months ended March 31, 2014 reflects our net loss of $2.3 million, adjusted for non-cash share-based compensation expense of $0.5 million, the decrease in the fair value of our derivative instruments of $0.2 million and other non-cash expenses of $0.1 million. A decrease in receivables (billed and unbilled) of approximately $2.0 million was offset by a decrease in liabilities of $2.2 million and an increase in prepaid expenses of $0.2 million.

Investing Activities

There were no significant investing activities during the three months ended March 31, 2015 and March 31, 2014.

Financing Activities

Net cash used by financing activities was $0.2 million for the three months ended March 31, 2015, as compared to $1.4 million provided by financing activities for the three months ended March 31, 2014.

Net cash used by financing activities during the three months ended March 31, 2015 was primarily due to repayment of debt. Net cash provided by financing activities during the three months ended March 31, 2014 was primarily due to net proceeds received of $2.7 million from the sale of our common stock under the controlled equity offering arrangement. This was partially offset by $1.1 million and $0.3 million repayments of the revolving term loan, respectively.

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

During the first quarter 2015, we did not generate any net proceeds under the controlled equity offering sales agreement, as amended. Aggregate gross proceeds of up to $3.0 million remain available under this arrangement. We have no current plans to sell any shares under the controlled equity agreement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

Contractual Obligations(1)	Total	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years
Operating facility leases	$1,826,902	$829,629	#	$997,273	$-	$-
Research and development agreements	1,864,132	1,864,132		-	-	-
Term loan, principal and interest payments	515,758	515,758		-	-	-
Total contractual obligations	$4,206,792	$3,209,519		$997,273	$-	$-

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

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

The change in fair value of our derivative instruments is calculated utilizing the Black-Scholes option pricing model; therefore, a 10% increase/decrease in the closing price of the Company’s common stock at March 31, 2015, would result in a change in fair value of derivative instruments and our earnings of approximately $0.1 million.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2015, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Investing in our securities involves risks.  In addition to the other information in this quarterly report on Form 10-Q, stockholders and potential investors should carefully consider the risks and uncertainties discussed in the section titled "Item 1A.  Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the risk factors included in the section titled "Item 1A.  Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.  Exhibits

No.	Description

10.30.13	Separation Agreement and General Release and Waiver, effective March 9, 2015, between PharmAthene and Francesca Cook.

10.30.14	Separation Agreement and General Release and Waiver, effective March 11, 2015, between PharmAthene, Inc. and Eric Richman.

10.30.15	Separation Agreement and General Release and Waiver, effective March 9, 2015, between PharmAthene and Wayne Morges.

10.30.16	Separation Agreement and General Release and Waiver, effective April 30, 2015, between PharmAthene and Linda Chang.

31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(101)	The following condensed consolidated financial statements from the PharmAthene, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in Extensive Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) Notes to consolidated financial statements.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMATHENE, INC.

Dated: May 7, 2015	By:	/s/ John M. Gill
Name: John M. Gill
Title: President and Chief Executive Officer

Dated: May 7, 2015	By:	/s/ Philip MacNeill
Name: Philip MacNeill
Title: Vice President, Chief Financial Officer, Treasurer and Secretary