Form 10-Q
period 2015-06-30
PHARMATHENE, INC
filed 2015-08-05
CIK 1326190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-32587

PHARMATHENE, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2726770
(State or other jurisdiction of incorporation or)	(I.R.S. Employer Identification No.)

One Park Place, Suite 450, Annapolis, Maryland	21401
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of August 3, 2015 was 64,224,374.

PHARMATHENE, INC.

i

Item 1. Financial Statements

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$18,411,839	$18,643,351
Billed accounts receivable	387,635	110,656
Unbilled accounts receivable	790,185	297,431
Prepaid expenses and other current assets	316,014	199,194
Total current assets	19,905,673	19,250,632

Property and equipment, net	308,256	325,772
Other long-term assets and deferred costs	53,384	53,384
Goodwill	2,348,453	2,348,453
Total assets	$22,615,766	$21,978,241

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$208,456	$391,396
Accrued expenses and other liabilities	1,904,387	1,195,412
Accrued restructuring expenses	790,617	-
Short-term debt	249,491	746,146
Other short-term liabilities	74,233	70,326
Current portion of derivative instruments	108,302	178,509
Total current liabilities	3,335,486	2,581,789

Other long-term liabilities	462,621	493,137
Derivative instruments, less current portion	481,747	629,170
Total liabilities	4,279,854	3,704,096

Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 63,912,193 and 63,603,303 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	6,391	6,360
Additional paid-in-capital	239,490,378	238,780,633
Accumulated other comprehensive loss	-	(229,528)
Accumulated deficit	(221,160,857)	(220,283,320)
Total stockholders' equity	18,335,912	18,274,145
Total liabilities and stockholders' equity	$22,615,766	$21,978,241

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Contract revenue	$1,149,570	$3,658,933	$8,218,316	$7,401,458

Operating expenses:
Research and development	1,222,527	2,372,687	2,836,154	5,799,687
General and administrative	1,819,241	2,419,909	4,015,361	5,097,361
Restructuring expense	35,982	-	2,096,791	-
Depreciation	36,687	36,208	73,793	76,147
Total operating expenses	3,114,437	4,828,804	9,022,099	10,973,195

Loss from operations	$(1,964,867)	$(1,169,871)	$(803,783)	$(3,571,737)
Other income (expense):
Interest expense, net	(13,279)	(56,554)	(38,604)	(126,426)
Realization of cumulative translation adjustment	(229,192)	-	(229,192)	-
Change in fair value of derivative instruments	(120,615)	782,549	217,630	1,025,190
Other income (expense)	(1,911)	(1,912)	7,285	(1,550)
Total other income (expense)	(364,997)	724,083	(42,881)	897,214

Net loss before income taxes	(2,329,864)	(445,788)	(846,664)	(2,674,523)
Income tax (provision) benefit	(11,068)	6,668	(30,873)	(23,037)
Net loss	$(2,340,932)	$(439,120)	$(877,537)	$(2,697,560)

Basic and diluted net loss per share	$(0.04)	$(0.01)	$(0.01)	$(0.05)
Weighted average shares used in calculation of basic and diluted net loss per share	63,745,834	54,670,870	63,691,214	53,861,988

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net loss	$(2,340,932)	$(439,120)	$(877,537)	$(2,697,560)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,410)	(636)	336	(1,293)
Realization of cumulative translation adjustment included in net loss	229,192	-	229,192	-
Comprehensive loss	$(2,113,150)	$(439,756)	$(648,009)	$(2,698,853)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2015	2014

Operating activities
Net loss	$(877,537)	$(2,697,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Realization of cumulative translation adjustment	229,192	-
Share-based compensation expense	333,231	891,983
Change in fair value of derivative instruments	(217,630)	(1,025,190)
Depreciation expense	73,793	76,147
Deferred income taxes	30,873	23,037
Non-cash interest expense	17,879	49,311
Gain on the disposal of property and equipment	(7,600)	(5,393)
Changes in operating assets and liabilities:
Billed accounts receivable	(276,979)	1,427,113
Unbilled accounts receivable	(492,754)	1,582,129
Prepaid expenses and other current assets	(127,433)	(278,333)
Accounts payable	(182,940)	(690,790)
Accrued restructuring expenses	790,617	-
Accrued expenses and other liabilities	647,233	(1,838,131)
Deferred revenue	-	(341,723)
Net cash used in operating activities	(60,055)	(2,827,400)
Investing activities
Purchases of property and equipment	(56,277)	(79,227)
Proceeds from the sale of property and equipment	7,600	8,000
Net cash used in investing activities	(48,677)	(71,227)
Financing activities
Repayment of debt	(499,998)	(499,998)
Net repayment of revolving credit agreement	-	(1,091,740)
Proceeds from issuance of common stock, net of offering costs	376,545	5,275,584
Net cash (used in) provided by financing activities	(123,453)	3,683,846
Effects of exchange rates on cash	673	(1,116)
(Decrease) increase in cash and cash equivalents	(231,512)	784,103
Cash and cash equivalents, at beginning of period	18,643,351	10,480,979
Cash and cash equivalents, at end of period	$18,411,839	$11,265,082

Supplemental disclosure of cash flow information
Cash paid for interest	$21,452	$77,797

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2015

Note 1 – Business, Liquidity and Organization

Since 2001, PharmAthene, Inc. ("we", the "Company") has been a biodefense company engaged in the development of next generation medical counter measures against biological and chemical threats. During this time, we have devoted substantial effort and resources to the development of the prevention and treatment of anthrax infection and nerve agent poisoning.

On March 9, 2015, our Board of Directors approved our realignment plan (the “Realignment Plan”) with the goal of preserving and maximizing, for the benefit of our stockholders, the value of any proceeds from our litigation with SIGA Technologies, Inc. (“SIGA”) and our existing biodefense assets. The plan eliminated approximately two-thirds of our workforce and aimed to preserve sufficient cash and cash equivalents to finance our continued operations through a period of time that is expected to extend beyond the adjudication of SIGA’s appeal. We intend to maintain sufficient resources and personnel so that we can seek partners, co-developers or acquirers for our biodefense programs and continue to execute under our government contract with the National Institutes of Allergy and Infectious Diseases (“NIAID”). The Company estimates total severance payments to executives and non-executives in connection with the Realignment Plan to amount to approximately $2.0 million (all of which was expensed and accrued as of June 30, 2015), with substantially all such severance expenses expected to be paid in 2015. Historically, the Company has performed under government contracts and grants and raised funds from investors (including additional debt and equity issued in 2015 and 2014) to sustain our operations. The Company has spent substantial funds in the research, development, clinical and preclinical testing in excess of revenues, to support the Company’s product candidates and to market and sell its products. We have incurred losses in each year since inception, and have an accumulated deficit of $221.2 million. While we have undertaken efforts to reduce expenses, and expect that our operating expenses will continue to decrease as a result of our Realignment Plan, we expect continuing losses in the future. If we continue to incur losses and are not able to raise adequate funds to cover those losses, we may be required to cease operations.

As of June 30, 2015, our cash balance was $18.4 million, our accounts receivable balance (billed and unbilled) was $1.2 million, and our current liabilities were $3.3 million. As of June 30, 2015, we had approximately $3.0 million of remaining availability under our controlled equity offering arrangement, although we did not sell any shares of common stock under such facility during the three and six months ended June 30, 2015 (see Note 6 – Financing Transactions – Controlled Equity Offering). We believe, based on the operating cash requirements and capital expenditures expected for 2015, the Company’s cash on hand at June 30, 2015 is adequate to fund operations through at least the end of 2016. We currently owe General Electric Capital (“GE Capital”) an aggregate of approximately $0.3 million under our Loan Agreement with them. This amount is payable at maturity in September 2015.

We can offer no assurances that we have correctly estimated the resources or personnel necessary to seek partners, co-developers or acquirers for our biodefense programs or execute under our NIAID contract. If a larger workforce or one with a different skillset is ultimately required to implement our Realignment Plan successfully, we may be unable to maximize the value of the SIGA litigation and our existing biodefense assets. In addition, in connection with the Realignment Plan, executive officers who have served the Company for many years have been terminated, and, with the exception of Mr. Richman’s continued service on the Board, will no longer be available to guide the Company. We also cannot assure you that we have accurately estimated the cash and cash equivalents necessary to finance our operations until SIGA’s appeal has been adjudicated and we have received SIGA’s payment, if any. If revenues from our NIAID contract are less than we anticipate, if operating expenses exceed our expectations or cannot be adjusted accordingly, or if we have underestimated the time it will take for us to prevail in SIGA’s appeal, or enforce payment of or collect any damages award from SIGA, or if we do not prevail on appeal, then our business, results of operations, financial condition and cash flows will be materially and adversely affected.

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

Foreign Currency Translation

The functional currency of our wholly-owned foreign subsidiary, PharmAthene UK Limited, is its local currency. Assets and liabilities of our foreign subsidiary are translated into United States dollars based on the exchange rate at the end of the reporting period. Income and expense items are translated at the weighted average exchange rates prevailing during the reporting period. Translation adjustments for subsidiaries that have not been sold, substantially liquidated or otherwise disposed of, are accumulated in other comprehensive loss, a component of stockholders’ equity. Foreign currency translation adjustments are the sole component of accumulated other comprehensive loss at December 31, 2014. Transaction gains or losses are included in the determination of net income (loss).

In June 2015, we substantially completed the liquidation of PharmAthene UK Limited, our United Kingdom subsidiary, which we had acquired in 2008. Prior to substantially liquidating the UK subsidiary, currency fluctuations were recorded as foreign currency translation adjustments, a component of other comprehensive income. As a result of the substantially completed liquidation, we realized an approximate loss of $0.2 million in our condensed consolidated statements of operations, which represents the amount of previously recorded foreign currency translation adjustments related to our UK subsidiary.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost which approximates market value and include investments in money market funds with financial institutions which are stated at market value. The Company maintains cash balances with financial institutions in excess of insured limits. The Company does not anticipate any losses on such cash balances.

Revolving Line of Credit and Term Loan

As discussed further in Note 6- Financing Transactions, we entered into a loan agreement with GE Capital in March 2012. As part of that agreement, we issued a stock purchase warrant to GE Capital that expires in March 2022. The fair value of the warrant was charged to additional paid-in-capital, resulting in a debt discount to the term loan at the date of issuance. The debt discount and the financing costs incurred in connection with the agreement are being amortized over the term of the loan using the effective interest method and are included in interest expense, net in the unaudited condensed consolidated statements of operations.

Significant Customers and Accounts Receivable

Our primary customers are NIAID, and the Biomedical Advanced Research Development Authority ("BARDA"). As of June 30, 2015 and December 31, 2014, the Company's receivable balances (both billed and unbilled) were comprised of receivables from these customers.

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

Restructuring Expense

As a result of the Realignment Plan, we recorded approximately $0.04 million and $2.1 million of restructuring expense during the three and six months ended June 30, 2015, respectively, including approximately $2.0 million of related severance expense, and the remainder being legal and other employee related expenses. Accrued restructuring expenses decreased $1.1 million during the three months ended June 30, 2015.

Financial Instruments

Our financial instruments, and/or embedded features contained in those instruments, often are classified as derivative liabilities and are recorded at their fair values. The determination of fair value of these instruments and features requires estimates and judgments. Some of our stock purchase warrants are considered to be derivative liabilities due to the presence of net settlement features and/or non-standard anti-dilution provisions; the fair value of our warrants is determined based on the Black-Scholes option pricing model. Use of the Black-Scholes option pricing model requires the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. See Note 3 – Fair Value Measurements for further details.

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

Share-Based Compensation

We expense the estimated fair value of share-based awards granted to employees, non-employee directors, and consultants under our stock compensation plans. The fair value of stock options granted to employees and non-employee directors is determined at the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of our stock price. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the employee’s requisite service period.

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

Share-based compensation expense recognized in the three months and six months ended June 30, 2015 and 2014 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures.

Share-based compensation expense for the three months ended June 30, 2015 and 2014 was:

	Three months ended June 30,
	2015	2014

Research and development	$12,490	$87,304
General and administrative	121,114	275,801
Total share-based compensation expense	$133,604	$363,105

During the three months ended June 30, 2015, we made no grants of options or shares of restricted stock to employees and consultants. During the three months ended June 30, 2014, we granted options to purchase 140,000 shares of common stock to employees and consultants and made no restricted stock grants.

Share-based compensation expense for the six months ended June 30, 2015 and 2014 was:

	Six months ended June 30,
	2015	2014

Research and development	$73,225	$277,221
General and administrative	313,747	614,762
Restructuring benefit	(53,741)	-
Total share-based compensation expense	$333,231	$891,983

As a result of the restructuring and termination of employees, during the six months ended June 30, 2015, we recognized approximately $75,000 of share-based compensation expense resulting from our agreement to extend the exercise period of the vested stock options for several of the executives who were terminated. In addition, approximately $129,000 of previously recognized share-based compensation expense was reversed for unvested stock options forfeited as a result of the restructuring and termination of employees. The $54,000 net reversal of share-based compensation expense is reflected in restructuring benefit in the above table.

During the six months ended June 30, 2015, we granted options to purchase 12,000 shares of common stock and 117,500 shares of restricted stock to employees. During the six months ended June 30, 2014, we granted options to purchase 1,357,755 shares of common stock to employees and consultants and made no restricted stock grants.

At June 30, 2015, we had total unrecognized share-based compensation expense related to unvested awards of approximately $0.9 million net of estimated forfeitures, which we expect to recognize as expense over a weighted-average period of 2.5 years.

Income Taxes

We account for income taxes using the asset and liability approach, which requires the recognition of future tax benefits or liabilities on the temporary differences between the financial reporting and tax bases of our assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. We also recognize a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. Our policy is to recognize interest and penalties on uncertain tax positions as a component of income tax expense. As of June 30, 2015 and December 31, 2014, we had recognized a full valuation allowance since the likelihood of realization of our tax deferred assets does not meet the more likely than not threshold.

Income tax expense (benefit) was $0.01 million and $(0.01) million during the three months ended June 30, 2015 and 2014, respectively, and $0.03 million and $0.02 million during the six months ended June 30, 2015 and 2014, respectively, relating exclusively to the generation of a deferred tax liability associated with the tax amortization of goodwill, which is included as a component of other long-term liabilities on our condensed consolidated balance sheets. The income tax expense results from the difference between the treatment of goodwill for income tax purposes and for U.S. GAAP.

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

A total of approximately 7.2 million and 12.4 million potentially dilutive securities have been excluded in the calculation of diluted net income (loss) per share in the three months ended June 30, 2015 and 2014, respectively, because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 clarifies the principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance affects entities that enter into contracts with customers to transfer goods or services, and supersedes prior GAAP guidance, namely Accounting Standards Codification Topic 605 - Revenue Recognition. On July 9, 2015, the FASB voted and approved to defer the effective date of ASU No. 2014-09 by one year. As a result, ASU No. 2014-09 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted but not prior to the original effective date of annual periods beginning after December 15, 2016. ASU No. 2104-09 is to be applied retrospectively, or on a modified retrospective basis. We are currently evaluating the impact of adopting ASU No. 2014-09 on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest, or ASU No. 2015-03. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We expect that the impact of adoption on our consolidated financial statements will be immaterial.

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	As of June 30, 2015
	Level 1	Level 2	Level 3	Balance

Assets
Investment in money market funds(1)	$6,429,777	$-	$-	$6,429,777
Total investment in money market funds	$6,429,777	$-	$-	$6,429,777

Liabilities
Current portion of derivative instruments related to stock purchase warrants	$-	$-	$108,302	$108,302
Non-current portion of derivative instruments related to stock purchase warrants	-	-	481,747	481,747
Total derivative instruments related to stock purchase warrants	$-	$-	$590,049	$590,049

	As of December 31, 2014
	Level 1	Level 2	Level 3	Balance

Assets
Investment in money market funds(1)	$6,429,104	$-	$-	$6,429,104
Total investment in money market funds	$6,429,104	$-	$-	$6,429,104

Liabilities
Current portion of derivative instruments related to stock purchase warrants	$-	$-	$178,509	$178,509
Non-current portion of derivative instruments related to stock purchase warrants	-	-	629,170	629,170
Total derivative instruments related to stock purchase warrants	$-	$-	$807,679	$807,679

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2015 and 2014:

	Balance as of	Unrealized	Balance as of
	December 31,	(Gains)	June 30,
Description	2014	2015	2015
Derivative liabilities related to stock purchase warrants	$807,679	$(217,630)	$590,049

	Balance as of	Unrealized	Balance as of
	December 31,	(Gains)	June 30,
Description	2013	2014	2014
Derivative liabilities related to stock purchase warrants	$1,740,235	$(1,025,190)	$715,045

At June 30, 2015 and 2014, derivative liabilities are comprised of warrants to purchase 1,775,419 and 2,899,991 shares of common stock, respectively. The warrants are considered to be derivative liabilities due to the presence of net settlement features and/or non-standard anti-dilution provisions, and as a result, are recorded at fair value at each balance sheet date, with changes in fair value recorded in the accompanying unaudited condensed consolidated statements of operations. The fair value of our warrants is determined based on the Black-Scholes option pricing model. Use of the Black-Scholes option pricing model requires the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to the unobservable inputs identified above may change the stock purchase warrants’ fair value; increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in the unobservable inputs generally result in decreases in fair value. Unrealized gains and losses on the fair value adjustments for these derivative instruments are classified in other income (expense) as the change in fair value of derivative instruments in the accompanying unaudited condensed consolidated statements of operations.

Quantitative Information about Level 3 Fair Value Measurements
Fair Value at June 30, 2015	Valuation Technique	Unobservable Inputs
$590,049	Black-Scholes option pricing model	Expected term
Expected dividends
Anticipated volatility

Assets Measured at Fair Value on a Nonrecurring Basis

The Company measures its long-lived assets, including, property and equipment and goodwill, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. As of June 30, 2015, the Company had no other assets or liabilities that were measured at fair value on a nonrecurring basis.

Note 4 - Commitments and Contingencies

SIGA Litigation

In December 2006, we filed a complaint against SIGA in the Delaware Court of Chancery. The complaint alleged, among other things, that we have the exclusive right to license, development and marketing rights for SIGA’s drug candidate, Arestvyr™ (Tecovirimat), pursuant to a merger agreement between the parties that was terminated in 2006. The complaint also alleged that SIGA failed to negotiate in good faith the terms of such a license pursuant to the terminated merger agreement with SIGA.

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

SIGA filed a notice of appeal with the Delaware Supreme Court in which it challenges various findings of the Court of Chancery and seeks to set aside the Final Order and Judgment, and we filed a notice of cross-appeal. On March 2, 2015, SIGA filed their opening brief, and PharmAthene filed a response on April 1, 2015. SIGA took the opportunity to file their reply brief on May 1, 2015, and PharmAthene filed their reply brief on cross-appeal on May 11, 2015. As a result, the decision could be reversed, remanded or otherwise changed.

While we believe that we may have a right to receive a significant amount under a possible damages award, because SIGA has filed a notice of appeal with the Delaware Supreme Court and because there can be no assurance that SIGA will not be successful in any such appeal, we have not yet recorded any amount due from SIGA in relation to this case. There can be no assurances if or when the Company will receive any payments from SIGA as a result of the Judgment. SIGA has stated publicly that it does not currently have cash sufficient to satisfy the award. It is also uncertain whether SIGA will have such cash in the future. PharmAthene’s ability to collect the Judgment depends upon a number of factors, including SIGA’s financial and operational success, which is subject to a number of significant risks and uncertainties (certain of which are outlined in SIGA’s filings with the SEC), as to which we have limited knowledge and which we have no ability to control, mitigate or fully evaluate. SIGA disclosed in its Current Report on Form 8-K filed April 29, 2015 that it entered into a modification to its contract with BARDA on April 29, 2015 to increase the provisional dosage of Tecovirimat and extend the delivery schedule. The modification was subject to approval by the Bankruptcy Court, which was granted on April 27, 2015. Furthermore, because SIGA has filed for protection under the federal bankruptcy laws, the Company is automatically stayed from taking any enforcement action in the Delaware Court of Chancery. By agreement of the parties, and with the approval of the Bankruptcy Court, the automatic stay has been lifted for the sole purpose of allowing the Delaware Court of Chancery to enter a money judgment and to allow the parties to exercise their appellate rights. The Company’s ability to collect a money judgment from SIGA, if any, remains subject to further proceedings in the Bankruptcy Court. The Company has not recognized any potential proceeds from these actions in its financial statements to date.

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

BARDA has notified us that we can anticipate, in 2015, an audit of our 2014 costs related to the partial termination for convenience of the SparVax® contract. While we do not currently believe the results of this audit will have an adverse effect on the Company, we cannot provide assurances that it will not have such an effect. The Company has billed and recognized revenue using the provisional rates as defined in the contract. While the actual rates for 2014, which reflect the actual costs incurred by us, have been higher than the provisional rates, we have no assurance on either the amount of additional funds we may receive as a result of these higher rates or the amount of time it may take to recover these funds. The amount of any such funds is determined as a result of future audits by BARDA.

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

Under the terms of the convertible notes, which were converted or extinguished in 2010, if after the 2nd consecutive business day (other than during an allowable blackout period) on which sales of all of the securities required to be included on the registration statement cannot be made pursuant to the registration statement (a “Maintenance Failure”), we will be required to pay to each selling stockholder a one-time payment of 1.0% of the aggregate principal amount of the convertible notes relating to the affected shares on the initial day of a Maintenance Failure. Our total maximum obligation under this provision at June 30, 2015, which is not probable of payment, would be approximately $0.2 million.

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

In 2008, our stockholders approved amendments to the 2007 Plan, increasing from 3.5 million shares to 4.6 million shares the maximum number of shares authorized for issuance under the plan and adding an evergreen provision pursuant to which the number of shares authorized for issuance under the plan would increase automatically in each year, beginning in 2009, in accordance with certain limits set forth in the 2007 Plan. Under the terms of the evergreen provision, the annual increases were to continue through 2015, subject, however, to an aggregate limitation on the number of shares that could be authorized for issuance pursuant to such increases. This aggregate limitation was reached on January 1, 2014, so that the number of shares authorized for issuance under the plan did not automatically increase on January 1, 2015. At June 30, 2015, there are approximately 10.3 million shares approved for issuance under the 2007 Plan, of which approximately 3.7 million shares are available for grant. The Board of Directors in conjunction with management determines who receives awards, the vesting conditions and the exercise price. Options may have a maximum term of ten years.

Warrants

At June 30, 2015 and 2014 there were warrants outstanding to purchase 1,922,781 and 5,620,128 shares of our common stock, respectively.

Warrants to purchase 2,572,775 shares of common stock expired on January 28, 2015 without being exercised. The warrants were classified as equity.

The warrants outstanding as of June 30, 2015, all of which are exercisable, were as follows:

Number of Common Shares Underlying Warrants As of June 30, 2015		Issue Date	Exercise Price	Expiration Date
100,778	(1)	March 2007	$3.97	March 2017
500,000	(2)	April 2010	$1.89	October 2015
903,996	(2)	July 2010	$1.63	January 2017
371,423	(2)	June 2011	$3.50	June 2016
46,584	(1)	March 2012	$1.61	March 2022
1,922,781

(1)	These warrants to purchase common stock are classified as equity.

(2)	Because of the presence of net settlement provisions, these warrants to purchase common stock are classified as derivative liabilities. The fair value of these liabilities (see Note 3 – Fair Value Measurements) is remeasured at the end of every reporting period and the change in fair value is reported in the accompanying unaudited condensed consolidated statements of operations as other income (expense).

Note 6 – Financing Transactions

Controlled Equity Offering

On March 25, 2013, we entered into a controlled equity offering sales agreement with a sales agent, and filed with the SEC a prospectus supplement, dated March 25, 2013 to our prospectus dated July 27, 2011, or the 2011 Prospectus, pursuant to which we could offer and sell, from time to time, through the agent, shares of our common stock having an aggregate offering price of up to $15.0 million.

On May 23, 2014, we entered into an amendment, or the 2014 Amendment, to the controlled equity offering sales agreement with the sales agent, pursuant to which we may offer and sell, from time to time, through the agent, shares of our common stock having an aggregate offering price of up to an additional $15.0 million. On that day, we filed a prospectus supplement to the 2011 Prospectus for use in any sales of these additional shares of common stock through July 26, 2014, the date the underlying registration statement (File No. 333-175394) expired. As a result of this expiration, the 2011 Prospectus, as supplemented on March 25, 2013 and May 23, 2014, may no longer be used for the sale of shares of common stock under the controlled equity offering sales agreement, as amended. On May 23, 2014, we also filed a new universal shelf registration statement (File No. 333-196265) containing, among other things, a prospectus, or the 2014 Prospectus, for use in sales of the common stock under the 2014 Amendment. This registration statement was declared effective on May 30, 2014. Since the expiration of the 2011 Prospectus, all sales under the controlled equity offering sales agreement, as amended, are being effected under the 2014 Prospectus.

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

As of June 30, 2015, shares having an aggregate offering price of $3.0 million remained available under the controlled equity offering sales agreement, as amended. During the three and six months ended June 30, 2015, we did not sell any shares of our common stock under this arrangement.

Loan Agreement with GE Capital

On March 30, 2012, we entered into a Loan Agreement with GE Capital. The Loan Agreement provides for a senior secured debt facility including a $2.5 million term loan and a revolving line of credit of up to $5.0 million based on our outstanding qualified accounts receivable. On March 30, 2012, the term loan was funded for an aggregate amount of $2.5 million.

Under the terms of the revolving line of credit, the Company may draw down from the revolving line of credit up to 85% of qualified billed accounts receivable and 80% of qualified unbilled accounts receivable. As of June 30, 2015, the total amount available to draw was approximately $0.5 million, of which none was drawn and outstanding.

The fixed interest rate on the term loan is 10.14% per annum. The revolving line of credit has an adjustable interest rate based upon the 3-month London Interbank Offered Rate (“LIBOR”), with a floor of 1.5%, plus 5%. As of June 30, 2015, the interest rate was 6.5%. Both the term loan and the revolving line of credit mature in September 2015. Payments on the term loan were originally interest-only for the first 10 months (which was extended to 12 months pursuant to terms of the agreement); subsequently, the term loan began fully amortizing over its remaining term. Remaining principal payments on the term loan are scheduled as follows:

Year	Principal Payments
2015	$250,009

The term loan, net of discount, is recorded on the accompanying unaudited condensed consolidated balance sheet as of June 30, 2015 as follows:

Short-term debt	$249,491

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

In connection with the Loan Agreement, we issued to GE Capital a warrant to purchase 46,584 shares of the Company’s common stock at an exercise price of $1.61 per share. The warrant was exercisable immediately and subject to customary and standard anti-dilution adjustments. The warrant is classified in equity and, as a result, the fair value of the warrant was charged to additional paid-in-capital resulting in a debt discount at the date of issuance. The debt discount is being amortized over the term of the loan agreement using the effective interest method. Financing costs incurred in connection with this agreement are also being amortized over the term of the agreement using the effective interest method.

We currently owe GE Capital an aggregate of approximately $0.3 million under the GE Loan Agreement. As a result of the receipt of the notice that we received from BARDA on April 4, 2014 advising us of its decision to de-scope the current SparVax® anthrax vaccine contract through a partial termination for convenience, GE Capital could assert that there has occurred an event of default under the GE Loan Agreement, which would allow GE Capital to terminate the commitment and the loans under the GE Loan Agreement and declare any or all of the obligations thereunder to be immediately due and payable. We have not received notice from GE Capital that an event of default has occurred.

The Company determined that the fair value of the term loan approximated its carrying value as of June 30, 2015 based on market comparables and is in Level 2 of the fair value hierarchy.

Note 7 - Subsequent Events

On July 6, 2015, PharmAthene signed a license agreement with Immunovaccine for the exclusive use of the DepoVaxTM vaccine platform, to develop an anthrax vaccine utilizing PharmAthene's recombinant protective antigen (“rPA”). Immunovaccine is a clinical-stage vaccine development company located in Halifax, Nova Scotia. PharmAthene will reimburse Immunovaccine for their efforts in developing this vaccine. In addition, Immunovaccine will receive annual payments of $200,000, and additional payments for the achievement of certain milestones relating to contracting with the U.S. Government as well as achieving certain clinical/regulatory and commercial milestones, and achievement of sales targets. Additionally, Immunovaccine will receive a royalty on sales related to the use of DepoVaxTM.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This information may involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, risks associated with the following:

•	our interest in the judgment relating to SIGA’s Tecovirimat, also known as ST-246® (formerly referred to as “Arestvyr™” and referred to by SIGA in its recent SEC filings as “Tecovirimat”), including the risk that we will not be able to collect any amounts related thereto,

•	our continuing ability to recognize cost reductions,

•	the reliability of the results of the studies relating to human safety and possible adverse effects resulting from the administration of our product candidates,

•	funding delays, reductions in or elimination of U.S. Government funding and/or non-renewal of expiring funding under our September 2014 contract with NIAID after we receive funding of approximately $5.2 million over the base period (if all technical milestones are met),

•	our common stock,

•	the GE Loan Agreement,

•	our net operating loss carryforwards, or NOLs,

•	delays caused by third parties challenging government contracts awarded to us,

•	unforeseen safety and efficacy issues,

•	our Realignment Plan,

•	accomplishing any future strategic partnerships or business combinations,

•	continuing funding requirements and dilution relating thereto,

•	our ability to continue to satisfy the listing requirements of the NYSE MKT,

as well as risks detailed under the caption “Risk Factors” in our annual report on Form 10-K and in our other reports filed with the U.S. Securities and Exchange Commission, or the SEC, from time to time hereafter.

In particular, in its August 2014 decision, the Delaware Court of Chancery awarded to us lump sum expectation damages for the value of lost profits for Tecovirimat. On January 15, 2015, the Delaware Court of Chancery issued its Final Order and Judgment, finding that we are entitled to receive the Total Judgment, comprised of (1) expectation damages of $113.1 million for the value of the Company’s lost profits for Tecovirimat, plus (2) pre-judgment interest on that amount from 2006 and varying percentages of the Company’s reasonable attorneys’ and expert witness fees, totaling $81.5 million. Under the Final Order and Judgment, PharmAthene is also entitled to post-judgment simple interest. PharmAthene’s entitlement to interest from and after SIGA’s bankruptcy filing may be negatively impacted by the proceedings under the Bankruptcy Code.

SIGA filed a notice of appeal with the Delaware Supreme Court in which it challenges various findings of the Court of Chancery and seeks to set aside the Final Order and Judgment, and we filed a notice of cross-appeal. On March 2, 2015, SIGA filed their opening brief, and PharmAthene filed a response on April 1, 2015. SIGA took the opportunity to file their reply brief on May 1, 2015, and PharmAthene filed their reply brief on cross-appeal on May 11, 2015. As a result, the decision could be reversed, remanded or otherwise changed.

There can be no assurances if or when we will receive any payments from SIGA as a result of the Judgment. SIGA has stated publicly that it does not currently have cash sufficient to satisfy the potential award. It is also uncertain whether SIGA will have such cash in the future. PharmAthene’s ability to collect the Judgment depends upon a number of factors, including SIGA’s financial and operational success, which is subject to a number of significant risks and uncertainties (certain of which are outlined in SIGA’s filings with the SEC), as to which we have limited knowledge and which we have no ability to control, mitigate or fully evaluate. SIGA disclosed in its Current Report on Form 8-K filed April 29, 2015 that it entered into a modification to its contract with BARDA on April 29, 2015 to increase the provisional dosage of Tecovirimat and extend the delivery schedule. Furthermore, because SIGA has filed for protection under the federal bankruptcy laws, we are automatically stayed from taking any enforcement action in the Delaware Court of Chancery. By agreement of the parties, and with the approval of the Bankruptcy Court, the automatic stay has been lifted for the sole purpose of allowing the Delaware Court of Chancery to enter a money judgment and to allow the parties to exercise their appellate rights. Our ability to collect a money judgment from SIGA, if any, remains subject to further proceedings in the Bankruptcy Court.

Moreover, at this point, future government funding to support the development of Valortim®, recombinant butyrylcholinesterase (“rBChE”) bioscavenger and liquid SparVax® is unlikely. Even if we received such funding, significant additional non-clinical animal studies, human clinical trials, and manufacturing development work remain to be completed for our product candidates. It is also uncertain whether any of our product candidates will be shown to be safe and effective and approved by regulatory authorities for use in humans.

Forward-looking statements describe management’s current expectations regarding our future plans, strategies and objectives and are generally identifiable by use of the words “may,” “will,” “should,” “could,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “potential” or “plan” or the negative of these words or other variations on these words or comparable terminology. Such statements include, but are not limited to, statements relating to:

•	anticipated results of pending legal proceedings,

•	potential payments under government contracts or grants,

•	potential future government contracts or grant awards,

•	potential regulatory approvals,

•	future product advancements, and

•	anticipated financial or operational results.

Finally, PharmAthene can offer no assurances that it has correctly estimated the resources necessary to execute under its NIAID contract and seek partners, co-developers or acquirers for its other programs under its realignment plan. If a larger workforce or one with a different skillset is ultimately required to implement the realignment plan successfully, or if PharmAthene inaccurately estimated the cash and cash equivalents necessary to finance its operations until SIGA’s appeal has been adjudicated and it has received SIGA’s payment, if PharmAthene prevails on appeal, its business, results of operations, financial condition and cash flows may be materially and adversely affected.

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

All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to above. Unless otherwise indicated, the information in this quarterly report is as of June 30, 2015.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements which present our results of operations for the three and six months ended June 30, 2015 and 2014, as well as our financial positions at June 30, 2015 and December 31, 2014, contained elsewhere in this quarterly report on Form 10-Q. The following discussion should also be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2014, including the condensed consolidated financial statements contained therein.

Overview

Since 2001, we have been a biodefense company engaged in the development of next generation medical counter measures against biological and chemical threats. Our efforts are focused on the development of the improved anthrax vaccines utilizing our base recombinant PA technology platform. We currently have one active program funded by NIAID under a contract awarded in September 2014 for up to $28.1 million assuming all options are exercised.

Realignment Plan

On March 9, 2015, our Board of Directors approved a plan to preserve and maximize, for the benefit of our stockholders, the value of any proceeds from our litigation with SIGA and our existing biodefense assets. The plan eliminated approximately two-thirds of our workforce and aimed to preserve sufficient cash and cash equivalents to finance our continued operations through a period of time expected to extend beyond the adjudication of SIGA’s appeal of the decision of the Delaware Chancery Court awarding us $194.6 million plus post-judgment interest. We refer to the plan as the “Realignment Plan.” Under the Realignment Plan, we intend to maintain sufficient resources and personnel so that we can seek partners, co-developers or acquirers for our biodefense programs and continue to execute under our anthrax government contract with NIAID.

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

John Gill, a member of our Board of Directors, began serving as President and Chief Executive Officer effective March 12, 2015, Vice President, Corporate Development Jeffrey M. Jones, Ph.D. began serving as Chief Operating Officer effective March 12, 2015, and Vice President and Controller Philip MacNeill began serving as Chief Financial Officer, Treasurer and Secretary effective May 1, 2015. Mr. Gill is expected to devote the necessary time to carry out his duties as President and Chief Executive Officer, and although he does not have other employment, he is not expected to devote his full time to the business of the Company, which is reflected in his compensation.

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

We can offer no assurances that we have correctly estimated the resources or personnel necessary to seek partners, co-developers or acquirers for our biodefense programs or execute under our NIAID contract. If a larger workforce or one with a different skillset is ultimately required to implement our Realignment Plan successfully, we may be unable to maximize the value of the SIGA litigation and our existing biodefense assets. In addition, executive officers who have served the Company for many years have been terminated, and, with the exception of Mr. Richman’s continued service on the Board, will no longer be available to guide the Company. We also cannot assure you that we have accurately estimated the cash and cash equivalents necessary to finance our operations until SIGA’s appeal has been adjudicated and we have received SIGA’s payment, if we prevail on appeal. If revenues from our NIAID contract are less than we anticipate, if operating expenses exceed our expectations or cannot be adjusted accordingly, or if we have underestimated the time it will take for us to prevail in SIGA’s appeal, or enforce payment of or collect any damages award from SIGA, if we do prevail, then our business, results of operations, financial condition and cash flows will be materially and adversely affected.

Other Recent Developments

On January 15, 2015, the Delaware Court of Chancery issued a Final Order and Judgment, finding that we are entitled to receive the Total Judgment, comprised of (1) expectation damages of $113.1 million, for the value of the Company’s lost profits for Tecovirimat, plus (2) pre-judgment interest on that amount from 2006 and varying percentages of the Company’s reasonable attorneys’ and expert witness fees, totaling $81.5 million. Under the Final Order and Judgment, PharmAthene is also entitled to post-judgment simple interest. PharmAthene’s entitlement to interest from and after SIGA’s bankruptcy filing may be negatively impacted by the Bankruptcy Code. SIGA filed a notice of appeal with the Delaware Supreme Court in which it challenges various findings of the Court of Chancery and seeks to set aside the Final Order and Judgment, and we filed a notice of cross-appeal. Subsequently, both SIGA and PharmAthene have filed appeals and reply briefs. As a result, the decision could be reversed, remanded or otherwise changed.

There can be no assurances if or when the Company will receive any payments from SIGA as a result of the Judgment. SIGA has stated publicly that it does not currently have cash sufficient to satisfy the potential award. It is also uncertain whether SIGA will have such cash in the future. PharmAthene’s ability to collect the Judgment depends upon a number of factors, including SIGA’s financial and operational success, which is subject to a number of significant risks and uncertainties (certain of which are outlined in SIGA’s filings with the SEC), as to which we have limited knowledge and which we have no ability to control, mitigate or fully evaluate. SIGA disclosed in its Current Report on Form 8-K filed April 29, 2015 that it entered into a modification to its contract with BARDA on April 29, 2015 to increase the provisional dosage of Tecovirimat and extend the delivery schedule. Furthermore, because SIGA has filed for protection under the federal bankruptcy laws, PharmAthene is automatically stayed from taking any enforcement action in the Delaware Court of Chancery. By agreement of the parties, and with the approval of the Bankruptcy Court, the automatic stay has been lifted for the sole purpose of allowing the Delaware Court of Chancery to enter a money judgment and to allow the parties to exercise their appellate rights. The Company’s ability to collect a money judgment from SIGA, if any, remains subject to further proceedings in the Bankruptcy Court, and the Company therefore has not recorded any potential proceeds to date.

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

Results of Operations

Revenue

We recognized revenue of $1.1 million and $3.7 million during the three months ended June 30, 2015 and 2014, respectively. We recognized revenue of $8.2 million and $7.4 million during the six months ended June 30, 2015 and 2014, respectively.

	Three months ended June 30,
Revenue ($ in millions)	2015	2014	% Change
SparVax®and next generation anthrax vaccine	$1.1	$3.4	(67.6)%
rBChE bioscavenger	-	0.3	(100.0)%
Total revenue	$1.1	$3.7	(70.3)%

	Six Months ended June 30,
Revenue ($ in millions)	2015	2014	% Change
SparVax®and next generation anthrax vaccine	$8.2	$6.9	18.8%
rBChE bioscavenger	-	0.5	(100.0)%
Total revenue	$8.2	$7.4	10.8%

During the three and six months ended June 30, 2015, our revenue was derived primarily from contracts with the U.S. Government for the development of anthrax vaccine programs. During the three and six months ended June 30, 2014, our revenue was derived primarily from contracts with the U.S. Government for the development of anthrax vaccine programs and our rBChE bioscavenger. Our revenue in the three and six months ended June 30, 2015 changed from the comparable period of 2014 primarily due to the following:

•	Under our contract for the development of SparVax® (the liquid second generation rPA) with BARDA, we recorded revenue of approximately $0.01 million and $3.4 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $6.1 million and $6.9 million for the six months ended June 30, 2015 and 2014, respectively. During the three months ended June 30, 2015, revenue was primarily attributable to contract wind-up activity. During the six months ended June 30, 2015, revenue was primarily attributable to the receipt of a one-time payment as a result of an audit completed by BARDA. On April 4, 2014, we received notification from BARDA, advising us of its decision to de-scope the SparVax® anthrax vaccine contract through a partial termination for convenience. The contract formally expired on February 28, 2015. We do not expect that we will receive additional funding from BARDA for the further development of SparVax® as a liquid product. Therefore, we anticipate that revenues for this program in 2015 may be significantly less than in 2014.

In 2014, BARDA audited indirect costs or rates charged by us on the SparVax® contract for the years 2008 through 2013. We billed and recognized revenue using the provisional rates as defined in the contract. As a result of the audit, we recognized revenue of $5.8 million in the first quarter of 2015, representing the difference between actual rates (i.e., actual cost to us) and the provisional rates used to calculate previously billed and recognized revenue. We received payment of this amount in the second quarter of 2015.

BARDA has notified us that we can anticipate, in 2015, an audit of our 2014 costs related to the partial termination for convenience of the SparVax® contract. While we do not currently believe the results of this audit will have an adverse effect on the Company, we cannot provide assurances that it will not have such an effect. The Company has billed and recognized revenue using the provisional rates as defined in the contract. While the actual rates for 2014 which reflect the actual costs incurred by us, have been higher than the provisional rates, we have no assurance on either the amount of additional funds we may receive as a result of these higher rates or the amount of time it may take to recover these funds. The amount of any such funds is determined as a result of future audits by BARDA.

On September 9, 2014, we entered into a contract with NIAID for the development of a next generation lyophilized anthrax vaccine based on the Company’s proprietary technology platform which contributes the rPA bulk drug substance that is used in the liquid SparVax® formulation. Under this agreement, we recognized approximately $1.1 million and $2.1 million in revenue for the three and six months ended June 30, 2015, respectively. This revenue was recognized in relation to the successful completion of two lyophilized anthrax vaccine candidates which utilize the same rPA bulk drug substance that is used in the liquid SparVax® product.

•	Our contract with Chemical Biological Medical Systems (“CBMS’), for our second generation rBChE bioscavenger ended on September 8, 2014. We do not foresee any additional funding for this program and expect that revenues from this program in the future will be minimal. Revenue in support of contract activities was $0.3 million and $0.5 million for the three and six months ended June 30, 2014, respectively.

Research and Development Expenses

Our research and development expenses were $1.2 million and $2.4 million for the three months ended June 30, 2015 and 2014, respectively. In 2015, these expenses related to the lyophilized anthrax vaccine candidates as well as the stability program for the liquid product. In 2014, these expenses resulted from research and development activities in all periods relating primarily to our SparVax® and rBChE bioscavenger programs.

Research and development expenses for the three and six months ended June 30, 2015 and 2014 were attributable to research programs as follows:

	Three months ended June 30,
Expenses ($ in millions)	2015	2014	% Change
SparVax®and next generation anthrax vaccine	$1.2	$2.2	(45.5)%
rBChE bioscavenger	-	0.2	(100.0)%
Total research and development expenses	$1.2	$2.4	(50.0)%

	Six months ended June 30,
Expenses ($ in millions)	2015	2014	% Change
SparVax®and next generation anthrax vaccine	$2.8	$5.4	(48.1)%
rBChE bioscavenger	-	0.4	(100.0)%
Total research and development expenses	$2.8	$5.8	(51.7)%

For the three and six months ended June 30, 2015, research and development expenses decreased $1.2 million and $3.0 million, respectively, from the same period in the prior year, primarily due to decreased costs relating to our BARDA sponsored SparVax® program, as a result of BARDA’s de-scoping of the contract, and the expiration of the period of performance under our rBChE bioscavenger contract on September 8, 2014. Costs were incurred in 2015 to further the NIAID (lyophilized) program and internal research and development funds were expensed for release and stability testing for the liquid product.

General and Administrative Expenses

General and administrative functions include executive management, finance and administration, government affairs and regulations, corporate development, human resources, legal, and compliance.

Expenses associated with general and administrative functions were $1.8 million and $2.4 million for the three months ended June 30, 2015 and 2014, respectively. Expenses associated with general and administrative functions were $4.0 million and $5.1 million for the six months ended June 30, 2015 and 2014, respectively. The $0.6 million decrease when comparing the three months ended June 30, 2015 to the three months ended June 30, 2014, and the $1.1 million decrease when comparing the six months ending June 30, 2015 to the six months ending June 30, 2014 were primarily due to a reduction in employee costs resulting from our implementation of the Realignment Plan, which eliminated approximately two-thirds of our workforce. We expect general and administrative expenses for the next two quarters of 2015 to be consistent with the second quarter of 2015.

Restructuring Expense

Restructuring expense was $0.04 million and $2.1 million for the three and six months ended June 30, 2015, respectively. Pursuant to the Realignment Plan, we recorded severance expense of $2.0 million, of which $1.1 million and $1.3 million were cash outlays during the three and six months ended June 30, 2015, respectively, and $0.1 million of legal and other employee related expenses. Twenty-four employees were terminated with some payments extending into 2016, although the majority of the payments are expected to be made during 2015.

Other Income (Expense)

Other income (expense) primarily consists of the realization of cumulative translation adjustment on substantially completing the liquidation of our wholly-owned United Kingdom subsidiary, PharmAthene UK Limited, changes in the fair value of our derivative financial instruments and interest expense on our debt and other financial obligations. For the three months ended June 30, 2015, other expense was $0.4 million compared to other income of $0.7 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, other expense was $0.04 million compared to other income of $0.8 million for the same period ended June 30, 2014.

In June 2015, we substantially completed the liquidation of our United Kingdom subsidiary, PharmAthene UK Limited, which we had acquired in 2008. Prior to substantially liquidating the UK subsidiary, currency fluctuations were recorded as foreign currency translation adjustments, a component of other comprehensive income. As a result of the substantially completed liquidation, we realized an approximate loss of $0.2 million in our condensed consolidated statement of operations, which represents the amount of previously recorded foreign currency translation adjustments related to our UK subsidiary.

Other expense related to the change in the fair value of our derivative instruments was $0.1 million for the three months ended June 30, 2015, compared to other income of $0.8 million for the three months ended June 30, 2014. For the six months ended June 30, 2015 and 2014, other income related to the change in the fair value of our derivative instruments was $0.2 million and $1.0 million, respectively. The fair value of our derivative instruments is estimated using the Black-Scholes option pricing model.

Income Taxes

The provision for income taxes (income tax benefit) was $0.01 million and $(0.01) million for the three months ended June 30, 2015 and 2014, respectively. The provision for income taxes was $0.03 million and $0.02 million during the six months ended June 30, 2015 and 2014, respectively. Our provision for income taxes results from the difference between the treatment of goodwill for income tax purposes and for U.S. GAAP.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the three and six months ended June 30, 2015 were the receipt of a $5.8 million one-time payment as the result of an audit completed by BARDA, and proceeds paid under our contract with NIAID. Our primary sources of cash during the three and six months ended June 30, 2014 were amounts paid under our development contract for SparVax® and proceeds from sales of shares of our common stock under the controlled equity offering arrangement. Our cash and cash equivalents were $18.4 million and $18.6 million at June 30, 2015 and December 31, 2014, respectively. We believe, based on the operating cash requirements and capital expenditures expected for 2015, the Company’s cash on hand at June 30, 2015 is adequate to fund operations through at least the end of 2016.

In 2014, BARDA audited indirect costs or rates charged by us on the SparVax® contract for the years 2008 through 2013. We had billed and recognized revenue using the provisional rates as defined in the contract. As a result of that audit, we were able to record revenue of $5.8 million in the first quarter of 2015, representing the difference between actual rates (i.e., actual cost to us) and the provisional rates used to calculate previously billed and recognized revenue. BARDA has notified us that we can anticipate, in 2015, an audit of our 2014 costs related to the partial termination for convenience of the SparVax® contract. While we do not currently believe the results of this audit will have an adverse effect on the Company, we cannot provide assurances that it will not have such an effect; furthermore, in 2014, our actual rates exceeded our provisional rates. We also do not control the timing of the audit.

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

We have incurred significant losses since we commenced operations. As of June 30, 2015, we had accumulated losses of $221.1 million since our inception. While we have undertaken efforts to reduce expenses, and expect that our operating expenses will continue to decrease as a result of our Realignment Plan, we expect continuing losses in the future. If we continue to incur losses and are not able to raise adequate funds to cover those losses, we may be required to cease operations.

Historically, we have not generated positive cash flows from operations. To bridge the gap between payments made to us under our U.S. Government contracts and grants and our operating and capital needs, we have had to rely on a variety of financing sources, including the issuance of equity and equity-linked securities and proceeds from loans and other borrowings. On March 25, 2013, we entered into a controlled equity offering arrangement pursuant to which we could offer and sell, from time to time, through a sales agent, shares of our common stock having an aggregate offering price of up to $15.0 million, which we later amended on May 23, 2014 to increase the offering amount by $15.0 million. During the three and six months ended June 30, 2014, we generated net proceeds of approximately $2.5 million and $5.1 million, respectively, under the controlled equity offering sales agreement, as amended. During the three and six months ended June 30, 2015, we did not sell any shares of our common stock under this arrangement. Aggregate gross proceeds of up to $3.0 million remain available under this arrangement. We have no current plans to sell any shares under the controlled equity agreement.

We currently owe GE Capital an aggregate of approximately $0.3 million under our Loan Agreement with them. This amount is payable at maturity in September 2015. As a result of the notification from BARDA on April 4, 2014 advising us of its decision to de-scope the SparVax® anthrax vaccine contract through a partial termination for convenience, GE Capital could assert that there has occurred an event of default under the Loan Agreement, which would allow GE Capital to terminate the commitment and the loans under the Loan Agreement and declare any or all of the obligations thereunder to be immediately due and payable. We have not received notice from GE Capital that an event of default has occurred.

On March 9, 2015, our Board of Directors approved our Realignment Plan with the goal of preserving and maximizing, for the benefit of our stockholders, the value of any proceeds from the SIGA litigation and our existing biodefense assets. The plan eliminated approximately two-thirds of our workforce and aimed to preserve sufficient cash and cash equivalents to finance our continued operations through a period of time expected to extend beyond the adjudication of SIGA’s appeal. We intend to maintain sufficient resources and personnel so that we can seek partners, co-developers or acquirers for our biodefense programs and continue to execute under our government contract with NIAID. The Company estimates total severance payments to executives and non-executives in connection with the Realignment Plan to amount to approximately $2.0 million, with substantially all such severance expenses expected to be paid in 2015.

We can offer no assurances that we have correctly estimated the resources or personnel necessary to seek partners, co-developers or acquirers for our biodefense programs or execute under our NIAID contract. If a larger workforce or one with a different skillset is ultimately required to implement our Realignment Plan successfully, we may be unable to maximize the value of the SIGA litigation and our existing biodefense assets. In addition, executive officers who have served the Company for many years have been terminated, and, with the exception of Mr. Richman’s continued service on the Board, will no longer be available to guide the Company. We also cannot assure you that we have accurately estimated the cash and cash equivalents necessary to finance our operations until SIGA’s appeal has been adjudicated and we have received SIGA’s payment, if we prevail on appeal. If revenues from our NIAID contract are less than we anticipate, if operating expenses exceed our expectations or cannot be adjusted accordingly, or if we have underestimated the time it will take for us to prevail in SIGA’s appeal, or enforce payment of or collect the damages award from SIGA, if we do prevail, then our business, results of operations, financial condition and cash flows will be materially and adversely affected.

In addition, we may voluntarily elect to raise additional capital to strengthen our financial position. There can be no assurances that we would be successful in raising additional funds on acceptable terms or at all. Additional sales of common stock may be made at prices that are dilutive to existing stockholders.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$(60,055)	$(2,827,400)
Investing activities	(48,677)	(71,227)
Financing activities	(123,453)	3,683,846
Effects of exchange rates on cash	673	(1,116)
Total increase (decrease) in cash and cash equivalents	$(231,512)	$784,103

Operating Activities

Net cash used by operating activities was $0.06 million and $2.8 million for the six months ended June 30, 2015 and 2014, respectively.

Net cash used by operating activities during the six months ended June 30, 2015 reflects our net loss of $0.9 million, adjusted for the realization of a cumulative translation adjustment of $0.2 million, non-cash share-based compensation expense of $0.3 million, the decrease in the fair value of our derivative instruments of $0.2 million, and other non-cash expenses of 0.1 million. Receivables (billed and unbilled) and prepaid expenses increased by $0.9 million. Accounts payable and accrued expenses and other liabilities decreased by $0.5 million and accrued restructuring expenses were $0.8 million.

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

Investing Activities

There were no significant investing activities during the six months ended June 30, 2015 and June 30, 2014.

Financing Activities

Net cash used by financing activities was $0.1 million for the six months ended June 30, 2015, as compared to $3.7 million provided by financing activities for the six months ended June 30, 2014.

Net cash used by financing activities during the six months ended June 30, 2015 was primarily due to a $0.5 million repayment of the term loan, partially offset by $0.4 million in proceeds received from the issuance of common stock due to stock options exercised. Net cash provided by financing activities during the six months ended June 30, 2014 was primarily due to net proceeds received of $5.1 million from the sale of our common stock under the controlled equity offering arrangement. This was partially offset by a $1.1 million repayment of the revolving credit agreement and $0.5 million repayment of the term loan.

On March 25, 2013, we entered into a controlled equity offering sales agreement with a sales agent, and filed with the SEC a prospectus supplement, dated March 25, 2013, to our prospectus, dated July 27, 2011, or the 2011 Prospectus, pursuant to which we could offer and sell, from time to time, through the agent, shares of our common stock having an aggregate offering price of up to $15.0 million. On May 23, 2014, we entered into an amendment, or the 2014 Amendment, to the controlled equity offering sales agreement with the sales agent, pursuant to which we may offer and sell, from time to time, through the agent, shares of our common stock having an aggregate offering price of up to an additional $15.0 million. On that day, we filed a prospectus supplement to the 2011 Prospectus for use in any sales of these additional shares of common stock through July 26, 2014, the date the underlying registration statement (File No. 333-175394) expired. As a result of this expiration, the 2011 Prospectus, as supplemented on March 25, 2013 and May 23, 2014, may no longer be used for the sale of shares of common stock under the controlled equity offering sales agreement, as amended.

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

During the first and second quarter 2015, we did not generate any net proceeds under the controlled equity offering sales agreement, as amended. Aggregate gross proceeds of up to $3.0 million remain available under this arrangement. We have no current plans to sell any shares under the controlled equity agreement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following are contractual obligations at June 30, 2014:

Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating facility leases	$1,621,006	$835,801	$785,205	$-	$-
Research and development agreements	1,283,064	1,283,064	-	-	-
Term loan, principal and interest payments	254,962	254,962	-	-	-
Total contractual obligations	$3,159,032	$2,373,827	$785,205	$-	$-

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s current operations in foreign countries are minimal. We had maintained only nominal operations in the United Kingdom, but those operations were substantially liquidated in the second quarter of 2015. A 10% change in exchange rates (against the U.S. dollar) would not have a material impact on earnings, fair values or cash flow.

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

The change in fair value of our derivative instruments is calculated utilizing the Black-Scholes option pricing model; therefore, a 10% increase/decrease in the closing price of the Company’s common stock at June 30, 2015, would result in a change in fair value of derivative instruments and our earnings of approximately $0.2 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2015, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In August 8, 2014, the Delaware Court of Chancery issued a Memorandum Opinion and Order, or August 2014 Order, finding that we are entitled to receive lump sum expectation damages for the value of the Company’s lost profits for Tecovirimat. In addition, the Delaware Court of Chancery found that the Company is entitled to receive pre-judgment interest and varying percentages of the Company’s reasonable attorneys’ and expert witness fees. On October 17, 2014, the Company and SIGA each filed opinions of our respective financial experts and Draft Orders and Judgments in accordance with the instructions of the August 2014 Order.

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

On January 15, 2015, the Delaware Court of Chancery issued a Final Order and Judgment, finding that we are entitled to receive a lump sum award of $194.6 million, or the Total Judgment, comprised of (1) expectation damages of $113.1 million, for the value of the Company’s lost profits for Tecovirimat, also known as ST-246® (formerly referred to as “Arestvyr™” and referred to by SIGA in its recent SEC filings as “Tecovirimat”), plus (2) pre-judgment interest on that amount from 2006 and varying percentages of the Company’s reasonable attorneys’ and expert witness fees, totaling $81.5 million. Under the Final Order and Judgment, PharmAthene is also entitled to post-judgment simple interest. PharmAthene’s entitlement to interest from and after SIGA’s bankruptcy filing may be negatively impacted by the Bankruptcy Code. SIGA filed a notice of appeal with the Delaware Supreme Court in which it challenges various findings of the Court of Chancery and seeks to set aside the Final Order and Judgment, and we filed a notice of cross-appeal. Subsequently, both SIGA and PharmAthene have filed appeals and reply briefs. As a result, the decision could be reversed, remanded or otherwise changed.

There can be no assurances if or when the Company will receive any payments from SIGA as a result of the Judgment. SIGA has stated publicly that it does not currently have cash sufficient to satisfy the award. It is also uncertain whether SIGA will have such cash in the future. PharmAthene’s ability to collect the Judgment depends upon a number of factors, including SIGA’s financial and operational success, which is subject to a number of significant risks and uncertainties (certain of which are outlined in SIGA’s filings with the SEC), as to which we have limited knowledge and which we have no ability to control, mitigate or fully evaluate. SIGA disclosed in its Current Report on Form 8-K filed April 29, 2015 that it entered into a modification to its contract with BARDA on April 29, 2015 to increase the provisional dosage of Tecovirimat and extend the delivery schedule. Furthermore, because SIGA has filed for protection under the federal bankruptcy laws, the Company is automatically stayed from taking any enforcement action in the Delaware Court of Chancery. By agreement of the parties, and with the approval of the Bankruptcy Court, the automatic stay has been lifted for the sole purpose of allowing the Delaware Court of Chancery to enter a money judgment and to allow the parties to exercise their appellate rights. The Company’s ability to collect a money judgment from SIGA, if any, remains subject to further proceedings in the Bankruptcy Court.

Item 1A. Risk Factors

Investing in our securities involves risks. In addition to the other information in this quarterly report on Form 10-Q, stockholders and potential investors should carefully consider the risks and uncertainties discussed in the section titled “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the risk factors included in the section titled “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description

31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(101)	The following condensed consolidated financial statements from the PharmAthene, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in Extensive Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2015 and 2014, and (v) Notes to consolidated financial statements.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMATHENE, INC.

Dated: August 5, 2015	By:	/s/ John M. Gill
Name: John M. Gill
Title: President and Chief Executive Officer

Dated: August 5, 2015	By:	/s/ Philip MacNeill
Name: Philip MacNeill
Title: Vice President, Chief Financial Officer, Treasurer and Secretary