Form 10-Q
period 2015-09-30
PHARMATHENE, INC
filed 2015-11-06
CIK 1326190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of November 4, 2015 was 64,451,334.

PHARMATHENE, INC.

i

Item 1. Financial Statements

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$17,389,409	$18,643,351
Billed accounts receivable	-	110,656
Unbilled accounts receivable	659,663	297,431
Prepaid expenses and other current assets	196,478	199,194
Total current assets	18,245,550	19,250,632

Property and equipment, net	248,270	325,772
Other long-term assets and deferred costs	53,384	53,384
Goodwill	2,348,453	2,348,453
Total assets	$20,895,657	$21,978,241

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$306,172	$391,396
Accrued expenses and other liabilities	1,453,123	1,195,412
Accrued restructuring expenses	619,119	-
Short-term debt	-	746,146
Other short-term liabilities	-	70,326
Current portion of derivative instruments	2,355	178,509
Total current liabilities	2,380,769	2,581,789

Accrued restructuring expenses - long term	184,018	-
Other long-term liabilities	431,015	493,137
Derivative instruments, less current portion	227,898	629,170
Total liabilities	3,223,700	3,704,096

Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 64,358,834 and 63,603,303 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	6,436	6,360
Additional paid-in-capital	240,151,146	238,780,633
Accumulated other comprehensive loss	-	(229,528)
Accumulated deficit	(222,485,625)	(220,283,320)
Total stockholders' equity	17,671,957	18,274,145
Total liabilities and stockholders' equity	$20,895,657	$21,978,241

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Contract revenue	$1,155,839	$962,451	$9,374,155	$8,363,909

Operating expenses:
Research and development	1,125,865	1,728,929	3,962,019	7,528,616
General and administrative	1,231,035	3,192,427	5,246,396	8,289,788
Restructuring expense	422,482	-	2,519,273	-
Depreciation	35,005	37,125	108,798	113,272
Total operating expenses	2,814,387	4,958,481	11,836,486	15,931,676

Loss from operations	$(1,658,548)	$(3,996,030)	$(2,462,331)	$(7,567,767)
Other income (expense):
Interest expense, net	(9,888)	(46,930)	(48,492)	(173,356)
Realization of cumulative translation adjustment	-	-	(229,192)	-
Change in fair value of derivative instruments	359,796	(560,487)	577,426	464,703
Other income (expense)	(691)	80	6,594	(1,470)
Total other income (expense)	349,217	(607,337)	306,336	289,877

Net loss before income taxes	(1,309,331)	(4,603,367)	(2,155,995)	(7,277,890)
Income tax provision	(15,437)	(25,068)	(46,310)	(48,105)
Net loss	$(1,324,768)	$(4,628,435)	$(2,202,305)	$(7,325,995)

Basic and diluted net loss per share	$(0.02)	$(0.08)	$(0.03)	$(0.13)
Weighted average shares used in calculation of basic and diluted net loss per share	64,187,618	58,952,731	63,858,500	55,577,550

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net loss	$(1,324,768)	$(4,628,435)	$(2,202,305)	$(7,325,995)
Other comprehensive income (loss):
Foreign currency translation adjustments	-	(5,869)	336	(7,162)
Realization of cumulative translation adjustment included in net loss	-	-	229,192	-
Comprehensive loss	$(1,324,768)	$(4,634,304)	$(1,972,777)	$(7,333,157)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2015	2014

Operating activities
Net loss	$(2,202,305)	$(7,325,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Realization of cumulative translation adjustment	229,192	-
Share-based compensation expense	426,988	1,172,703
Change in fair value of derivative instruments	(577,426)	(464,703)
Depreciation expense	108,798	113,272
Deferred income taxes	46,310	48,105
Non-cash interest expense	(51,820)	68,130
Impairment of property and equipment	36,981	-
Gain on the disposal of property and equipment	(7,600)	(5,393)
Changes in operating assets and liabilities:
Billed accounts receivable	110,656	1,427,113
Unbilled accounts receivable	(362,232)	1,895,858
Prepaid expenses and other current assets	(9,602)	23,869
Accounts payable	(85,175)	(846,090)
Accrued restructuring expenses	800,769	-
Accrued expenses and other liabilities	149,438	(773,517)
Deferred revenue	-	(284,937)
Net cash used in operating activities	(1,387,028)	(4,951,585)
Investing activities
Purchases of property and equipment	(68,277)	(92,269)
Proceeds from the sale of property and equipment	7,600	8,000
Net cash used in investing activities	(60,677)	(84,269)
Financing activities
Repayment of debt	(750,007)	(749,997)
Net repayment of revolving credit agreement	-	(1,091,740)
Net proceeds from exercise of warrants	-	683,325
Proceeds from issuance of common stock, including exercise of
stock options, net of offering costs	943,601	15,341,264
Net cash provided by financing activities	193,594	14,182,852
Effects of exchange rates on cash	169	(7,585)
(Decrease) increase in cash and cash equivalents	(1,253,942)	9,139,413
Cash and cash equivalents, at beginning of period	18,643,351	10,480,979
Cash and cash equivalents, at end of period	$17,389,409	$19,620,392

Supplemental disclosure of cash flow information
Cash paid for interest	$108,134	$105,916

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2015

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

On March 9, 2015, our Board of Directors approved our realignment plan (the “Realignment Plan”) with the goal of preserving and maximizing, for the benefit of our stockholders, the value of any proceeds from our litigation with SIGA Technologies, Inc. (“SIGA”) and our existing biodefense assets. The plan eliminated approximately two-thirds of our workforce and aimed to preserve sufficient cash and cash equivalents to finance our continued operations through a period of time that is expected to extend beyond the adjudication of SIGA’s appeal. We intend to maintain sufficient resources and personnel so that we can seek partners, co-developers or acquirers for our biodefense programs and continue to execute under our government contract with the National Institutes of Allergy and Infectious Diseases (“NIAID”). The Company estimates total severance payments to executives and non-executives in connection with the Realignment Plan to amount to approximately $2 million (all of which was expensed as of September 30, 2015), with substantially all such severance expenses expected to be paid in 2015. Historically, the Company has performed under government contracts and grants and raised funds from investors (including additional debt and equity issued in 2015 and 2014) to sustain our operations. The Company has spent substantial funds in the research, development, clinical and preclinical testing in excess of revenues, to support the Company’s product candidates and to market and sell its products. We have incurred losses in each year since inception, and have an accumulated deficit of $222.5 million. If we continue to incur losses and are not able to raise adequate funds to cover those losses, we may be required to cease operations.

As of September 30, 2015, our cash balance was $17.4 million, our unbilled accounts receivable balance was $0.7 million, and our current liabilities were $2.4 million. As of September 30, 2015, we had approximately $3.0 million of remaining availability under our controlled equity offering arrangement, although we did not sell any shares of common stock under such facility during the three and nine months ended September 30, 2015 (see Note 6 – Financing Transactions – Controlled Equity Offering). We believe, based on the operating cash requirements and capital expenditures expected for 2015, the Company’s cash on hand at September 30, 2015 is adequate to fund operations through at least the end of 2016. On September 3, 2015, following a payment of $81,347, representing a $75,000 final payment fee pursuant to the March 30, 2012 Loan Agreement, $10 outstanding principal balance, $208 accrued interest, and $6,129 legal fees of the lender, we satisfied in full our remaining obligation under our March 2012 Loan Agreement with General Electric Capital Corporation (“GE Capital”), as discussed further in Note 6- Financing Transactions.

On July 6, 2015, PharmAthene signed a license agreement with ImmunoVaccine for the exclusive use of the DepoVaxTM vaccine platform, to develop an anthrax vaccine utilizing PharmAthene’s recombinant protective antigen (“rPA”). ImmunoVaccine is a clinical-stage vaccine development company located in Halifax, Nova Scotia. PharmAthene will reimburse up to $210,000 to ImmunoVaccine for their efforts in developing this vaccine. In addition, ImmunoVaccine will receive annual payments of $200,000, and additional payments for the achievement of certain milestones relating to contracting with the U.S. Government as well as achieving certain clinical/regulatory and commercial milestones, and achievement of sales targets. Additionally, ImmunoVaccine will receive a royalty on sales related to the use of DepoVaxTM.

On September 2, 2015, the Company entered into a sublease agreement with a third party with respect to a portion of its leased office space in Annapolis, Maryland. See Note 4 - Commitments and Contingencies - Leases.

On September 10, 2015, NIAID exercised the first option under our September 2014 contract for the development of a next generation lyophilized anthrax vaccine. The option provides additional funding of approximately $2.3 million and an extension of the period of performance through September 30, 2016.

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

In addition, we may raise additional capital to strengthen our financial position. There can be no assurances that we would be successful in raising additional funds on acceptable terms or at all. Additional sales of common stock may be made at prices that are dilutive to existing stockholders.

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

In June 2015, we substantially completed the liquidation of PharmAthene UK Limited, which we had acquired in 2008. Prior to substantially liquidating the UK subsidiary, currency fluctuations were recorded as foreign currency translation adjustments, a component of other comprehensive income. As a result of the substantially completed liquidation, we realized an approximate loss of $0.2 million in our condensed consolidated statements of operations, which represents the amount of previously recorded foreign currency translation adjustments related to our UK subsidiary.

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

Significant Customers and Accounts Receivable

Our primary customers are NIAID, and the Biomedical Advanced Research and Development Authority (“BARDA”). As of September 30, 2015, the Company’s unbilled accounts receivable balance was comprised of receivables from NIAID. The Company’s receivable balances (both billed and unbilled) as of December 31, 2014 were comprised of receivables from NIAID and BARDA.

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

Restructuring Expense

As a result of the Realignment Plan, we recorded approximately $2.1 million of restructuring expense during the nine months ended September 30, 2015, including approximately $2.0 million of related severance expense, and the remainder being legal and other employee related expenses. Additionally, as a result of the September 2, 2015 sublease of a portion of the Company's leased office space, we recorded approximately $0.4 million of additional restructuring expense (see Note 4 - Commitments and Contingencies - Leases).

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

Share-based compensation expense recognized in the three months and nine months ended September 30, 2015 and 2014 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures.

Share-based compensation expense for the three months ended September 30, 2015 and 2014 was:

	Three months ended September 30,
	2015	2014

Research and development	$12,034	$52,434
General and administrative	81,723	228,286
Total share-based compensation expense	$93,757	$280,720

During the three months ended September 30, 2015, we granted options to purchase 100,000 shares of common stock to non-employee directors and made no grants of options or shares of restricted stock to employees and consultants.

Share-based compensation expense for the nine months ended September 30, 2015 and 2014 was:

	Nine months ended September 30,
	2015	2014

Research and development	$85,259	$329,655
General and administrative	395,470	843,048
Restructuring benefit	(53,741)	-
Total share-based compensation expense	$426,988	$1,172,703

As a result of the restructuring and termination of employees, during the nine months ended September 30, 2015, we recognized approximately $75,000 of share-based compensation expense resulting from our agreement to extend the exercise period of the vested stock options for several of the executives who were terminated. In addition, approximately $129,000 of previously recognized share-based compensation expense was reversed for unvested stock options forfeited as a result of the restructuring and termination of employees. The $53,741 net reversal of share-based compensation expense is reflected in restructuring benefit in the above table.

During the nine months ended September 30, 2015, we granted options to purchase 112,000 shares of common stock to employees and non-employee directors and granted 117,500 shares of restricted stock to employees. During the nine months ended September 30, 2014, we granted options to purchase 1,357,755 shares of common stock to employees, non-employee directors and consultants and made no restricted stock grants.

At September 30, 2015, we had total unrecognized share-based compensation expense related to unvested awards of approximately $0.8 million net of estimated forfeitures, which we expect to recognize as expense over a weighted-average period of 2.2 years.

Income Taxes

We account for income taxes using the asset and liability approach, which requires the recognition of future tax benefits or liabilities on the temporary differences between the financial reporting and tax bases of our assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. We also recognize a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. Our policy is to recognize interest and penalties on uncertain tax positions as a component of income tax expense. As of September 30, 2015 and December 31, 2014, we had recognized a full valuation allowance since the likelihood of realization of our tax deferred assets does not meet the more likely than not threshold.

Our income tax expense was $0.02 million and $0.03 million during the three months ended September 30, 2015 and 2014, respectively, and $0.05 million during the nine months ended September 30, 2015 and 2014, relating exclusively to the generation of a deferred tax liability associated with the tax amortization of goodwill, which is included as a component of other long-term liabilities on our condensed consolidated balance sheets. The income tax expense results from the difference between the treatment of goodwill for income tax purposes and for U.S. GAAP.

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

A total of approximately 6.0 million and 10.9 million potentially dilutive securities have been excluded in the calculation of diluted net loss per share in the nine months ended September 30, 2015 and 2014, respectively, because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 clarifies the principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance affects entities that enter into contracts with customers to transfer goods or services, and supersedes prior GAAP guidance, namely Accounting Standards Codification Topic 605 – Revenue Recognition. On July 9, 2015, the FASB voted and approved to defer the effective date of ASU No. 2014-09 by one year. As a result, ASU No. 2014-09 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted but not prior to the original effective date of annual periods beginning after December 15, 2016. ASU No. 2014-09 is to be applied retrospectively, or on a modified retrospective basis. We are currently evaluating the impact of adopting ASU No. 2014-09 on our consolidated financial statements.

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

Note 3 - Fair Value Measurements

The carrying amounts of our short-term financial instruments, which primarily include cash and cash equivalents, accounts receivable (billed and unbilled), and accounts payable approximate their fair values due to their short-term maturities. We define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We report assets and liabilities that are measured at fair value using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	As of September 30, 2015
	Level 1	Level 2	Level 3	Balance

Assets
Investment in money market funds(1)	$6,430,038	$-	$-	$6,430,038
Total investment in money market funds	$6,430,038	$-	$-	$6,430,038

Liabilities
Current portion of derivative instruments related to stock purchase warrants	$-	$-	$2,355	$2,355
Non-current portion of derivative instruments related to stock purchase warrants	-	-	227,898	227,898
Total derivative instruments related to stock purchase warrants	$-	$-	$230,253	$230,253

	As of December 31, 2014
	Level 1	Level 2	Level 3	Balance

Assets
Investment in money market funds(1)	$6,429,104	$-	$-	$6,429,104
Total investment in money market funds	$6,429,104	$-	$-	$6,429,104

Liabilities
Current portion of derivative instruments related to stock purchase warrants	$-	$-	$178,509	$178,509
Non-current portion of derivative instruments related to stock purchase warrants	-	-	629,170	629,170
Total derivative instruments related to stock purchase warrants	$-	$-	$807,679	$807,679

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2015 and 2014:

			Exercised
	Balance as of	Unrealized	Stock Purchase	Balance as of
	December 31,	(Gains)	Warrants	September 30,
Description	2014	2015	2015	2015
Derivative liabilities related to stock purchase warrants	$807,679	$(577,426)	$-	$230,253

			Exercised
	Balance as of	Unrealized	Stock Purchase	Balance as of
	December 31,	(Gains)	Warrants	September 30,
Description	2013	2014	2014	2014
Derivative liabilities related to stock purchase warrants	$1,740,235	$(464,703)	$(423,739)	$851,793

At September 30, 2015 and 2014, derivative liabilities are comprised of warrants to purchase 1,775,419 shares of common stock. The warrants are considered to be derivative liabilities due to the presence of net settlement features and/or non-standard anti-dilution provisions, and as a result, are recorded at fair value at each balance sheet date, with changes in fair value recorded in the accompanying unaudited condensed consolidated statements of operations. The fair value of our warrants is determined based on the Black-Scholes option pricing model. Use of the Black-Scholes option pricing model requires the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to the unobservable inputs identified above may change the stock purchase warrants’ fair value; increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in the unobservable inputs generally result in decreases in fair value. Unrealized gains and losses on the fair value adjustments for these derivative instruments are classified in other income (expense) as the change in fair value of derivative instruments in the accompanying unaudited condensed consolidated statements of operations.

Quantitative Information about Level 3 Fair Value Measurements

Fair Value at September 30, 2015	Valuation Technique	Unobservable Inputs
$230,253	Black-Scholes option pricing model	Expected term
Expected dividends
Anticipated volatility

Assets Measured at Fair Value on a Nonrecurring Basis

The Company measures its long-lived assets, including, property and equipment and goodwill, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended September 30, 2015, the Company recorded an impairment charge for property and equipment in the amount of $36,981. These assets were written down to their fair value of $0 in conjunction with the sublease of the Company's leased office space (see Note 4 - Commitments and Contingencies - Leases). As of September 30, 2015, the Company had no other assets or liabilities that were measured at fair value on a nonrecurring basis.

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

On October 7, 2015, oral arguments in SIGA’s appeal and PharmAthene’s cross-appeal of the January 15, 2015 Final Order and Judgement took place in the Delaware Supreme Court. There can be no assurances that the Delaware Supreme Court will rule in PharmAthene’s favor, or that PharmAthene will receive any payments from SIGA. As a result, the decision could be reversed, remanded or otherwise changed.

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

We have agreed to rate provisions with DCAA for 2006, 2007 and 2008. In 2014, BARDA audited indirect costs or rates charged by us on the SparVax® contract for the years 2008 through 2013. As a result of the audit, in March of 2015, we were able to record revenue, and invoice BARDA in the amount of $5.8 million in connection with these costs, all of which was collected in April 2015.

BARDA has started an audit of our 2014 costs related to the partial termination for convenience of the SparVax® contract. While we do not currently believe the results of this audit will have an adverse effect on the Company, we cannot provide assurances that it will not have such an effect. The Company has billed and recognized revenue using the provisional rates as defined in the contract. While the actual rates for 2014, which reflect the actual costs incurred by us, have been higher than the provisional rates, we have no assurance on either the amount of additional funds we may receive as a result of these higher rates or the amount of time it may take to recover these funds. The amount of any such funds is determined as a result of future audits by BARDA.

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

Under the terms of the convertible notes, which were converted or extinguished in 2010, if after the 2nd consecutive business day (other than during an allowable blackout period) on which sales of all of the securities required to be included on the registration statement cannot be made pursuant to the registration statement (a “Maintenance Failure”), we will be required to pay to each selling stockholder a one-time payment of 1.0% of the aggregate principal amount of the convertible notes relating to the affected shares on the initial day of a Maintenance Failure. Our total maximum obligation under this provision at September 30, 2015, which is not probable of payment, would be approximately $0.2 million.

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

License Agreements

On July 6, 2015, PharmAthene signed a license agreement with ImmunoVaccine for the exclusive use of the DepoVaxTM vaccine platform, to develop an anthrax vaccine utilizing PharmAthene’s recombinant protective antigen (“rPA”). ImmunoVaccine is a clinical-stage vaccine development company located in Halifax, Nova Scotia. PharmAthene will reimburse up to $210,000 to ImmunoVaccine for their efforts in developing this vaccine. In addition, ImmunoVaccine will receive annual payments of $200,000, and additional payments for the achievement of certain milestones relating to contracting with the U.S. Government as well as achieving certain clinical/regulatory and commercial milestones, and achievement of sales targets. Additionally, ImmunoVaccine will receive a royalty on sales related to the use of DepoVaxTM.

Leases

The Company leases its office under a 10-year operating lease, which commenced on May 1, 2007. On September 2, 2015, the Company entered into a sublease agreement with a third party with respect to a portion of its leased office space in Annapolis, Maryland at an amount less than the Company's leased amount. As a result, we realized a loss of $0.4 million in restructuring expense our condensed consolidated statements of operations for the nine months ended September 30, 2015.

The present value of the Company’s remaining lease liability (net of the sublease rental income), is included on the balance sheet as a component of accrued restructuring expenses as follows:

Description	Present Value at September 30, 2015
Accrued restructuring expenses	$244,769
Accrued restructuring expenses - long term	$184,018

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

In 2008, our stockholders approved amendments to the 2007 Plan, increasing from 3.5 million shares to 4.6 million shares the maximum number of shares authorized for issuance under the plan and adding an evergreen provision pursuant to which the number of shares authorized for issuance under the plan would increase automatically in each year, beginning in 2009, in accordance with certain limits set forth in the 2007 Plan. Under the terms of the evergreen provision, the annual increases were to continue through 2015, subject, however, to an aggregate limitation on the number of shares that could be authorized for issuance pursuant to such increases. This aggregate limitation was reached on January 1, 2014, so that the number of shares authorized for issuance under the plan did not automatically increase on January 1, 2015. At September 30, 2015, there are approximately 10.3 million shares approved for issuance under the 2007 Plan, of which approximately 4.4 million shares are available for grant. The Board of Directors in conjunction with management determines who receives awards, the vesting conditions and the exercise price. Options may have a maximum term of ten years.

Warrants

At September 30, 2015, there were warrants outstanding to purchase 1,922,781 shares of our common stock.

Warrants to purchase 2,572,775 shares of common stock expired on January 28, 2015 without being exercised. The warrants were classified as equity.

The warrants outstanding as of September 30, 2015, all of which are exercisable, were as follows:

Number of Common Shares Underlying Warrants As of September 30, 2015		Issue Date	Exercise Price	Expiration Date
100,778	(1)	March 2007	$3.97	March 2017
500,000	(2) (3)	April 2010	$1.89	October 2015
903,996	(2)	July 2010	$1.63	January 2017
371,423	(2)	June 2011	$3.50	June 2016
46,584	(1)	March 2012	$1.61	March 2022
1,922,781

(1)	These warrants to purchase common stock are classified as equity.

(2)	Because of the presence of net settlement provisions, these warrants to purchase common stock are classified as derivative liabilities. The fair value of these liabilities (see Note 3 – Fair Value Measurements) is remeasured at the end of every reporting period and the change in fair value is reported in the accompanying unaudited condensed consolidated statements of operations as other income (expense).

(3)	Warrants to purchase 500,000 shares of common stock expired on October 13, 2015 without being exercised. The warrants were classified as derivative liabilities.

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

As of September 30, 2015, shares having an aggregate offering price of $3.0 million remained available under the controlled equity offering sales agreement, as amended. During the three and nine months ended September 30, 2015, we did not sell any shares of our common stock under this arrangement. The expiration date of the existing universal shelf registration statement is May 29, 2017, three years after it became effective. The controlled equity offering sales agreement, as amended, will expire on the same date, unless amended.

Termination of Loan Agreement with GE Capital

On September 3, 2015, we satisfied in full our remaining obligations under our March 2012 Loan Agreement with GE Capital. The Loan Agreement was scheduled to terminate on September 29, 2015. The Loan Agreement provided for a senior secured debt facility including a $2.5 million term loan and a revolving line of credit of up to $5.0 million based on our outstanding qualified accounts receivable.

The final payment fee was accrued and expensed over the term of the Loan Agreement, using the effective interest method. Financing costs incurred in connection with this agreement were also amortized over the term of the agreement using the effective interest method.

The termination of the Loan Agreement released from us our obligations under the Loan Agreement, which were collateralized by a security interest in substantially all of our assets.

In connection with the Loan Agreement, we issued to GE Capital a warrant to purchase 46,584 shares of the Company’s common stock at an exercise price of $1.61 per share. The warrant, which expires in March 2022, was not affected by the termination. The warrant was exercisable immediately and subject to customary and standard anti-dilution adjustments. The warrant is classified in equity and, as a result, the fair value of the warrant was charged to additional paid-in-capital resulting in a debt discount at the date of issuance. The debt discount was amortized over the term of the Loan Agreement using the effective interest method.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This information may involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, risks associated with the following:

•	our interest in the judgment relating to SIGA’s Tecovirimat, also known as ST-246® (formerly referred to as “Arestvyr™” and referred to by SIGA in its recent SEC filings as “Tecovirimat”), including the risk that we will not be able to collect any amounts related thereto,

•	the reliability of the results of the studies relating to human safety and possible adverse effects resulting from the administration of our product candidates,

•	funding delays, reductions in or elimination of U.S. Government funding and/or non-renewal of expiring funding under our September 2014 contract with NIAID after we receive funding of approximately $7.5 million over the base period and the first option,

•	our common stock,

•	the continuation of availability of our net operating loss carryforwards, or NOLs,

•	delays caused by third parties challenging government contracts awarded to us,

•	unforeseen safety and efficacy issues,

•	our Realignment Plan,

•	accomplishing any future strategic partnerships or business combinations,

•	continuing funding requirements and dilution relating thereto,

•	our ability to continue to satisfy the listing requirements of the NYSE MKT,

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

On October 7, 2015 oral arguments in SIGA’s appeal and PharmAthene’s cross-appeal of the January 15, 2015 Final Order and Judgement took place in the Delaware Supreme Court. There can be no assurances that the Delaware Supreme Court will rule in PharmAthene’s favor, or that PharmAthene will receive any payments from SIGA. As a result, the decision could be reversed, remanded or otherwise changed.

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

All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to above. Unless otherwise indicated, the information in this quarterly report is as of September 30, 2015.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements which present our results of operations for the three and nine months ended September 30, 2015 and 2014, as well as our financial positions at September 30, 2015 and December 31, 2014, contained elsewhere in this quarterly report on Form 10-Q. The following discussion should also be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2014, including the consolidated financial statements contained therein.

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

John Gill, a member of our Board of Directors, began serving as President and Chief Executive Officer effective March 12, 2015, and Vice President and Controller Philip MacNeill began serving as Chief Financial Officer, Treasurer and Secretary effective May 1, 2015. Mr. Gill is expected to devote the necessary time to carry out his duties as President and Chief Executive Officer, and although he does not have other employment, he is not expected to devote his full time to the business of the Company, which is reflected in his compensation.

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

License Agreements

On July 6, 2015, PharmAthene signed a license agreement with ImmunoVaccine for the exclusive use of the DepoVaxTM vaccine platform, to develop an anthrax vaccine utilizing PharmAthene’s recombinant protective antigen (“rPA”). ImmunoVaccine is a clinical-stage vaccine development company located in Halifax, Nova Scotia. PharmAthene will reimburse up to $210,000 to ImmunoVaccine for their efforts in developing this vaccine. In addition, ImmunoVaccine will receive annual payments of $200,000, and additional payments for the achievement of certain milestones relating to contracting with the U.S. Government as well as achieving certain clinical/regulatory and commercial milestones, and achievement of sales targets. Additionally, ImmunoVaccine will receive a royalty on sales related to the use of DepoVaxTM.

Leases

On September 2, 2015, the Company entered into a sublease agreement with a third party with respect to a portion of its leased office space.

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

Results of Operations

Revenue

We recognized revenue of $1.2 million and $1.0 million during the three months ended September 30, 2015 and 2014, respectively. We recognized revenue of $9.4 million and $8.4 million during the nine months ended September 30, 2015 and 2014, respectively.

	Three months ended September 30,
Revenue ($ in millions)	2015	2014	% Change
SparVax®and next generation anthrax vaccine	$1.2	$1.0	20.0%
rBChE bioscavenger	-	-	-%
Total revenue	$1.2	$1.0	20.0%

	Nine months ended September 30,
Revenue ($ in millions)	2015	2014	% Change
SparVax®and next generation anthrax vaccine	$9.4	$7.9	19.0%
rBChE bioscavenger	-	0.5	(100.0)%
Total revenue	$9.4	$8.4	11.9%

During the three and nine months ended September 30, 2015, our revenue was derived primarily from contracts with the U.S. Government for the development of anthrax vaccine programs. During the three and nine months ended September 30, 2014, our revenue was derived primarily from contracts with the U.S. Government for the development of anthrax vaccine programs. Our revenue in the three and nine months ended September 30, 2015 changed from the comparable period of 2014 primarily due to the following:

•	Under our contract for the development of SparVax® (the liquid second generation rPA) with BARDA, we did not recognize any revenue for the three months ended September 30, 2015, and recognized $1.0 million for the three months ended September 30, 2014. We recognized approximately $6.1 million and $7.9 million for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, revenue was primarily attributable to the receipt of a one-time payment as a result of an audit completed by BARDA and contract wind-up activity. On April 4, 2014, we received notification from BARDA, advising us of its decision to de-scope the SparVax® anthrax vaccine contract through a partial termination for convenience. The contract formally expired on February 28, 2015. We do not expect that we will receive additional funding from BARDA for the further development of SparVax® as a liquid product. Therefore, we anticipate that revenues for this program in 2015 will be significantly less than in 2014.

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

BARDA has started an audit of our 2014 costs related to the partial termination for convenience of the SparVax® contract. While we do not currently believe the results of this audit will have an adverse effect on the Company, we cannot provide assurances that it will not have such an effect. The Company has billed and recognized revenue using the provisional rates as defined in the contract. While the actual rates for 2014 which reflect the actual costs incurred by us, have been higher than the provisional rates, we have no assurance on either the amount of additional funds we may receive as a result of these higher rates or the amount of time it may take to recover these funds. The amount of any such funds is determined as a result of future audits by BARDA.

On September 9, 2014, we entered into a contract with NIAID for the development of a next generation lyophilized anthrax vaccine based on the Company’s proprietary technology platform which contributes the rPA bulk drug substance that is used in the liquid SparVax® formulation. On September 10, 2015, NIAID exercised the first option under this agreement. The option provides additional funding of approximately $2.3 million and an extension of the period of performance through September 30, 2016. During the three and nine months ended September 30, 2015, we recognized approximately $1.2 million and $3.3 million in revenue, respectively. We recognized milestone revenue of approximately $0.2 million in fixed fee during the three months ended September 30, 2015, relating to the successful completion of the manufacturing of two lyophilized anthrax vaccine candidates which utilize the same rPA bulk drug substance that is used in the liquid SparVax® product.

•	Our contract with Chemical Biological Medical Systems (“CBMS’), for our second generation rBChE bioscavenger ended on September 8, 2014. We do not foresee any additional funding for this program and expect that revenues from this program in the future will be minimal. Revenue in support of contract activities for the nine months ended September 30, 2014 was $0.5 million.

Research and Development Expenses

Our research and development expenses were $1.1 million and $1.7 million for the three months ended September 30, 2015 and 2014, respectively. In 2015, these expenses related to the lyophilized anthrax vaccine candidates as well as the stability program for the liquid product. In 2014, these expenses resulted from research and development activities in all periods relating primarily to our SparVax® and rBChE bioscavenger programs.

Research and development expenses for the three and nine months ended September 30, 2015 and 2014 were attributable to research programs as follows:

	Three months ended September 30,
Expenses ($ in millions)	2015	2014	% Change
SparVax®and next generation anthrax vaccine	$1.1	$1.7	(35.3)%
rBChE bioscavenger	-	-	-%
Total research and development expenses	$1.1	$1.7	(35.3)%

	Nine months ended September 30,
Expenses ($ in millions)	2015	2014	% Change
SparVax®and next generation anthrax vaccine	$4.0	$7.1	(43.7)%
rBChE bioscavenger	-	0.4	(100.0)%
Total research and development expenses	$4.0	$7.5	(46.7)%

For the three and nine months ended September 30, 2015, research and development expenses decreased $0.6 million and $3.5 million, respectively, from the same period in the prior year, primarily due to decreased costs relating to our BARDA sponsored SparVax® program, as a result of BARDA’s de-scoping of the contract, and the expiration of the period of performance under our rBChE bioscavenger contract on September 8, 2014. Costs were incurred in 2015 to further the NIAID (lyophilized) program and internal research and development funds were expensed for release and stability testing for the liquid product.

General and Administrative Expenses

General and administrative functions include executive management, finance and administration, government affairs and regulations, corporate development, human resources, legal, and compliance.

Expenses associated with general and administrative functions were $1.2 million and $3.2 million for the three months ended September 30, 2015 and 2014, respectively. The $2.0 million decrease when comparing the three months ended September 30, 2015 to the three months ended September 30, 2014 was primarily due to a reduction in employee costs resulting from our implementation of the Realignment Plan, which eliminated approximately two-thirds of our workforce and a reduction in legal expenses. We expect general and administrative expenses for the last quarter of 2015 to be consistent with the third quarter of 2015. Expenses associated with general and administrative functions were $5.2 million and $8.3 million for the nine months ended September 30, 2015 and 2014, respectively. Similarly, the reduction in expenses of $3.1 million was attributable to a reduction in workforce, and legal expenses.

Restructuring Expense

Restructuring expense was $0.4 million and $2.5 million for the three and nine months ended September 30, 2015, respectively. Pursuant to the Realignment Plan, we recorded severance expense of $2.0 million. An additional $0.1 million was related to legal and other employee related Realignment Plan expenses. Twenty-four employees were terminated with some payments extending into 2016, although the majority of the payments are expected to be made during 2015. The remaining restructuring expense consisted of $0.4 million resulting from the sublease and related impairment.

Other Income (Expense)

Other income (expense) primarily consists of the realization of cumulative translation adjustment on substantially completing the liquidation of our wholly-owned United Kingdom subsidiary, PharmAthene UK Limited, changes in the fair value of our derivative financial instruments and interest expense on our debt and other financial obligations. For the three months ended September 30, 2015, other income was $0.3 million compared to other expense of $0.6 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015 and 2014, other income was $0.3 million.

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

Other income related to the change in the fair value of our derivative instruments was $0.4 million for the three months ended September 30, 2015, compared to other expense of $0.6 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015 and 2014, other income related to the change in the fair value of our derivative instruments was $0.6 million and $0.5 million, respectively. The fair value of our derivative instruments is estimated using the Black-Scholes option pricing model.

Income Taxes

The provision for income taxes was $0.02 million and $0.03 million for the three months ended September 30, 2015 and 2014, respectively. The provision for income taxes was $0.05 million during the nine months ended September 30, 2015 and 2014. Our provision for income taxes results from the difference between the treatment of goodwill for income tax purposes and for U.S. GAAP.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the three and nine months ended September 30, 2015 were the receipt of a $5.8 million one-time payment as the result of an audit completed by BARDA, and proceeds paid under our contract with NIAID. Our primary sources of cash during the three and nine months ended September 30, 2014 were amounts paid under our development contract for SparVax® and proceeds from sales of shares of our common stock under the controlled equity offering arrangement. Our cash and cash equivalents were $17.4 million and $18.6 million at September 30, 2015 and December 31, 2014, respectively. We believe, based on the operating cash requirements and capital expenditures expected for 2015, the Company’s cash on hand at September 30, 2015 is adequate to fund operations through at least the end of 2016.

In 2014, BARDA audited indirect costs or rates charged by us on the SparVax® contract for the years 2008 through 2013. We had billed and recognized revenue using the provisional rates as defined in the contract. As a result of that audit, we were able to record revenue of $5.8 million in the first quarter of 2015, representing the difference between actual rates (i.e., actual cost to us) and the provisional rates used to calculate previously billed and recognized revenue. BARDA has started an audit of our 2014 costs related to the partial termination for convenience of the SparVax® contract. While we do not currently believe the results of this audit will have an adverse effect on the Company, we cannot provide assurances that it will not have such an effect; furthermore, in 2014, our actual rates exceeded our provisional rates. We also do not control the timing of the audit.

Our sole sources of revenue consist of (1) revenues related to the audit of the BARDA contract and (2) revenues under our September 2014 agreement with NIAID for the development of a next generation lyophilized anthrax vaccine based on the Company’s proprietary technology platform which contributes the rPA bulk drug substance that is used in the liquid SparVax® formulation.

The NIAID agreement is incrementally funded. Over the base period of the agreement, we were awarded initial funding of approximately $5.2 million, which includes a cost reimbursement component and a fixed fee component payable upon achievement of certain milestones. On September 10, 2015, NIAID exercised the first option under this agreement. The option provides additional funding of approximately $2.3 million and an extension of the period of performance through September 30, 2016. The contract has a total value of up to approximately $28.1 million, if all technical milestones are met and all eight contract options are exercised by NIAID. NIAID may exercise the options in its sole discretion. If NIAID exercises all options, the contract would continue approximately five years. If NIAID does not exercise any additional options, the contract would expire by its terms on September 30, 2016. Due to the current economic environment, the U.S. Government may be forced or choose to reduce or delay spending in the biodefense field, which would decrease the likelihood that the government will exercise its right to extend its existing contract with us, the likelihood of future government contract awards, and/or the likelihood that the government would procure products from us.

We have incurred significant losses since we commenced operations. As of September 30, 2015, we had accumulated losses of $222.5 million since our inception. While we have undertaken efforts to reduce expenses, if we continue to incur losses and are not able to raise adequate funds to cover those losses, we may be required to cease operations.

Historically, we have not generated positive cash flows from operations. To bridge the gap between payments made to us under our U.S. Government contracts and grants and our operating and capital needs, we have had to rely on a variety of financing sources, including the issuance of equity and equity-linked securities and proceeds from loans and other borrowings. On March 25, 2013, we entered into a controlled equity offering arrangement pursuant to which we could offer and sell, from time to time, through a sales agent, shares of our common stock having an aggregate offering price of up to $15.0 million, which we later amended on May 23, 2014 to increase the offering amount by $15.0 million. During the three and nine months ended September 30, 2014, we generated net proceeds of approximately $10.4 million and $15.5 million, respectively, under the controlled equity offering sales agreement, as amended. During the three and nine months ended September 30, 2015, we did not sell any shares of our common stock under this arrangement. Aggregate gross proceeds of up to $3.0 million remain available under this arrangement. We have no current plans to sell any shares under the controlled equity agreement.

On September 3, 2015, following a payment of $81,347, representing a $75,000 final payment fee pursuant to the March 30, 2012 Loan Agreement, $10 outstanding principal balance, $208 accrued interest, and $6,129 legal fees of the lender, we satisfied in full our remaining obligation under our March 2012 Loan Agreement with GE Capital.

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

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$(1,387,028)	$(4,951,585)
Investing activities	(60,677)	(84,269)
Financing activities	193,594	14,182,852
Effects of exchange rates on cash	169	(7,585)
Total (decrease) increase in cash and cash equivalents	$(1,253,942)	$9,139,413

Operating Activities

Net cash used by operating activities was $1.4 million and $5.0 million for the nine months ended September 30, 2015 and 2014, respectively.

Net cash used by operating activities during the nine months ended September 30, 2015 reflects our net loss of $2.2 million, adjusted for the realization of a cumulative translation adjustment of $0.2 million, non-cash share-based compensation expense of $0.4 million, the decrease in the fair value of our derivative instruments of $0.6 million, and other non-cash expenses of $0.1 million. Receivables (billed and unbilled) and prepaid expenses increased by $0.3 million. Accounts payable decreased $0.1 million, and accrued expenses and other liabilities increased by $0.2 million. Accrued restructuring expenses were $0.8 million.

Net cash used in operating activities during the nine months ended September 30, 2014 reflects our net loss of $7.3 million, adjusted for non-cash share-based compensation expense of $1.2 million and the decrease in the fair value of our derivative instruments of $0.5 million. A decrease in receivables (billed and unbilled) of approximately $3.3 million was offset by a decrease in liabilities and deferred revenue of $1.6 million and $0.3 million, respectively.

Investing Activities

There were no significant investing activities during the nine months ended September 30, 2015 and September 30, 2014.

Financing Activities

Net cash provided by financing activities was $0.2 million and $14.2 million for the nine months ended September 30, 2015 and 2014, respectively.

Net cash provided by financing activities during the nine months ended September 30, 2015 was primarily due to $0.9 million in proceeds received from the issuance of common stock due to stock options exercised, partially offset by a $0.8 million repayment of the term loan. Net cash provided by financing activities during the nine months ended September 30, 2014 was primarily due to net proceeds received of $15.3 million from the sale of our common stock under the controlled equity offering arrangement and stock options exercised, and net proceeds received of $0.7 million from the exercise of warrants. This was partially offset by a $1.1 million repayment of the revolving credit agreement and $0.8 million repayment of the term loan.

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

During the first, second and third quarters of 2015, we did not generate any net proceeds under the controlled equity offering sales agreement, as amended. Aggregate gross proceeds of up to $3.0 million remain available under this arrangement. We have no current plans to sell any shares under the controlled equity agreement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following are contractual obligations at September 30, 2015:

Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating facility leases	$1,413,095	$842,037	$571,058	$-	$-
Research and development agreements	756,652	756,652	-	-	-
Total contractual obligations	$2,169,747	$1,598,689	$571,058	$-	$-

(1)	This table does not include any royalty payments relating to future sales of products subject to license agreements the Company has entered into in relation to its in-licensed technology, as the timing and likelihood of such payments are not known. The table also excludes any obligations related to registration rights agreements, as a result of a maintenance failure (as defined in such agreements), as the likelihood of any such payment is not probable.

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

The change in fair value of our derivative instruments is calculated utilizing the Black-Scholes option pricing model; therefore, a 10% increase/decrease in the closing price of the Company’s common stock at September 30, 2015, would result in a change in fair value of derivative instruments and our earnings of approximately $0.07 million and $0.06 million, respectively.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2015, and has concluded that there was no change that occurred during the quarterly period ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 7, 2015 oral arguments in SIGA’s appeal and PharmAthene’s cross-appeal of the January 15, 2015 Final Order and Judgement took place in the Delaware Supreme Court. There can be no assurances that the Delaware Supreme Court will rule in PharmAthene’s favor, or that PharmAthene will receive any payments from SIGA. As a result, the decision could be reversed, remanded or otherwise changed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Departure of Directors or Certain Officers; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

In connection with his services to the Company as its President and Chief Executive Officer, the Company entered into an employment agreement with John M. Gill (the "Employment Agreement"), dated as of November 5, 2015, for the period commencing on September 17, 2015 and initially ending on the first anniversary thereof. On each anniversary of the Employment Agreement, the term of the agreement automatically extends for an additional one-year period, unless either party provides the other party with 90 days’ prior written notice of non-extension.

Pursuant to the Employment Agreement, among other customary terms, Mr. Gill: (i) will continue to be employed by the Company in the position of President and Chief Executive Officer; (ii) will receive a base salary of $200,000 and a special lump sum bonus of $50,000, for the period between September 17, 2015 to December 31, 2015; (iii) will receive a base salary of $300,000 per year, subject to annual review and increase at the option of the Compensation Committee of the Board of Directors (the "Compensation Committee"), beginning in 2016 and for each year thereafter; (iv) will be eligible to receive, at the sole discretion of the Compensation Committee and the Board of Directors, an annual cash bonus of up to 50% of his base salary based on the achievement of certain pre-determined performance milestones established by the Compensation Committee and the Board of Directors, beginning in 2016; (v) will be granted an award (the "Incentive Compensation") of restricted stock award under the Company’s 2007 Long-Term Incentive Plan for 612,244 shares of the Company’s common stock (valued in the aggregate at $900,000 based on the closing price of the Company’s common stock on the NYSE MKT on September 17, 2015), which will vest upon the earliest to occur of (a) a "change in control," (b) each of three pre-determined milestones, or (c) the termination of Mr. Gill’s employment for any reason other than (1) a termination for "cause" or (2) a "voluntary resignation."; (vi) will receive, if terminated without cause or for "good reason" or upon a written notice of non-extension, (a) unpaid salary, housing allowance and expenses, (b) payment of a pro-rata portion of the $50,000 bonus for services rendered in 2015, (c) payment of a pro-rata portion of the annual cash bonus and (d) if, upon the occurrence of a "change of in control," the Incentive Compensation; (vii) will continue to be provided with corporate housing in the Annapolis, Maryland area comparable to that previously provided; (viii) will be required to devote an average of three days per week to the business of the Company; (ix) will be entitled to receive reimbursements for certain expenses, in accordance with the practices of the Company in effect from time to time; and (x) will be subject to certain work-for-hire, confidentiality, non-disparagement and non-competition covenants.

Item 6. Exhibits

No.	Description

31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(101)	The following condensed consolidated financial statements from the PharmAthene, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in Extensive Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) Notes to consolidated financial statements.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMATHENE, INC.

Dated: November 6, 2015	By:	/s/ John M. Gill
Name: John M. Gill
Title: President and Chief Executive Officer

Dated: November 6, 2015	By:	/s/ Philip MacNeill
Name: Philip MacNeill
Title: Vice President, Chief Financial Officer, Treasurer and Secretary