Form 10-K
period 2015-12-31
PHARMATHENE, INC
filed 2016-03-11
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $81.0 million based upon the closing price of the common equity on the NYSE MKT on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015). In determining this amount, the registrant has assumed solely for this purpose that all of its directors, executive officers and persons beneficially owning 10% or more of the outstanding shares of common stock of the registrant may be considered to be affiliates. This assumption shall not be deemed conclusive as to affiliate status for this or any other purpose.

The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of March 7, 2016 was 65,251,230.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, or Annual Report on Form 10-K/A for the fiscal year ended December 31, 2015, to be filed on or before April 29, 2016, are incorporated by reference into Part III of this Annual Report.

PHARMATHENE, INC.

With respect to this discussion, the terms “we,” “us,” “our,” “PharmAthene” and the “Company” refer to PharmAthene, Inc., a Delaware corporation and its wholly-owned subsidiaries.

Special Note Regarding Forward-Looking Statements.

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. This information may involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, risks associated with the following:

•	the risk that we will not be able to collect the full amount, or any portion thereof, awarded to us by the Delaware Court of Chancery in January 2015 in connection with our claim under the lawsuit commenced in December 2006 against SIGA Technology, Inc., or SIGA,

•	proceedings in, or the outcome of, SIGA’s bankruptcy,

•	the reliability of the results of the studies relating to human safety and possible adverse effects resulting from the administration of our product candidates,

•	funding delays, reductions in or elimination of U.S. Government funding and/or non-renewal of expiring funding under our September 2014 contract with the National Institutes of Allergy and Infectious Diseases, or NIAID,

•	our ability to satisfy certain technical milestones under our September 2014 contract with NIAID that would entitle us to receive additional funding over the period of the agreement,

•	the preservation of our net operating loss carryforwards, or NOLs,

•	delays caused by third parties challenging government contracts awarded to us,

•	unforeseen safety and efficacy issues,

•	accomplishing any future strategic partnerships or business combinations,

•	our ability to continue to satisfy the listing requirements of the NYSE MKT,

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

Forward-looking statements describe management’s current expectations regarding our future plans, strategies and objectives and are generally identifiable by use of the words “may,” “will,” “should,” “could,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “potential” or “plan” or the negative of these words or other variations on these words or comparable terminology. Such statements include, but are not limited to, statements relating to:

•	outcomes under SIGA’s bankruptcy proceedings,

•	anticipated results of pending litigation,

•	potential payments under government contracts or grants,

•	potential future government contracts or grant awards,

•	potential regulatory approvals,

•	future product advancements, and

•	anticipated financial or operational results.

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

All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to elsewhere in this annual report. Unless otherwise indicated, the information in this annual report is as of December 31, 2015.

PART I

Item 1. Business.

Overview

We are a biodefense company engaged in developing two next generation anthrax vaccines. The next generation vaccines are intended to have more rapid time to protection, fewer doses for protection and less stringent requirements for temperature controlled storage and handling than the currently used vaccine.

Since 2006, we have been engaged in legal proceedings with SIGA. On December 23, 2015, the Delaware Supreme Court affirmed the Delaware Court of Chancery's judgment against SIGA which provides an estimated total award of approximately $205 million plus interest. Additionally, if approved by the Bankruptcy Court, a reorganization plan filed by SIGA on December 15, 2015 and as amended on February 9, 2016 provides for SIGA to emerge from bankruptcy and provides for the final resolution of PharmAthene’s litigation claim against SIGA during 2016 or early 2017.

During the first half of 2015 we narrowed the scope of our product development programs, reduced our employee headcount and executed other cost reductions. These actions were intended to allow the Company to have sufficient cash to recognize the benefit of the SIGA award and advance our Anthrax vaccine programs without the need to raise additional capital. During the second half of 2015 we focused our efforts on creating alternatives for settling the SIGA litigation claim and developing business plans around possible outcomes.

The Company anticipates that eventual receipt of an award from SIGA could generate substantial taxable income to the Company, a portion of which can potentially be offset by the Company’s tax net operating loss carryforwards. At December 31, 2015 we had available $156 million in accumulated losses available to offset income, subject to limitations imposed by the Internal Revenue Code of 1986 (the “Code”). On November 25, 2015, the Company adopted a Shareholders Rights Plan to help ensure that the NOLs remain available to help maximize the value for our shareholders of any amount received from the SIGA litigation.

During 2016, we will continue to develop our plans to create shareholder value from the alternative SIGA litigation outcomes and will commence execution of those plans.

Anthrax Vaccine Program Product Candidates

During 2015, we terminated development of SparVax® to focus our resources on development of two next generation Anthrax vaccines. SparVax® was a liquid Recombinant Protective Antigen (“rPA”) anthrax vaccine designed to protect against inhalational anthrax, the most lethal form of B. anthracis infection in humans. Vaccination with SparVax® can generate significant titers of antibodies and up to 100% protection in rabbits and non-human primates that are subsequently exposed to lethal inhalation doses of anthrax spores. SparVax® human clinical studies involving over 770 individuals showed that it was generally well tolerated and immunogenic. Our next generation Anthrax vaccines use rPA, rPA manufacturing processes and development technologies produced in the SparVax® program to develop vaccines intended to have significantly improved time to protection, dosing schedules, administration convenience and handling requirements compared to SparVax®.

On September 9, 2014, we signed a contract with NIAID that funds the preclinical development of a next generation lyophilized anthrax vaccine based on the Company’s proprietary technology platform which contributes the rPA bulk drug substance that was used in the liquid SparVax® formulation. Data generated to date demonstrates that our rPA can be stably formulated in a lyophilized state for room temperature storage. The next phase of the program is a demonstration of the final form of the vaccine in a single unit, dual-chambered syringe designed for simpler storage and ease of use. All of the necessary components of the vaccine will be contained in a single logistics transport and storage will be greatly improved. We expect to commence animal efficacy studies of the lyophilized vaccine in the second quarter of 2016, which if successful, can lead to our filing with the U.S. Food and Drug Administration (“FDA”) an Investigational New Drug Application (“IND”) in 2017 and commencement of a subsequent clinical trial.

On July 6, 2015, we signed a license agreement with ImmunoVaccine Technologies (“IMV”) for the exclusive use of the DepoVaxTM vaccine platform (“DPX”), to develop an anthrax vaccine utilizing PharmAthene’s rPA. Initial efficacy data generated using the DPX adjuvant with rPA indicates that the addition of DPX may reduce the number of doses required and shorten the time necessary for protection against an Anthrax challenge. The DPX adjuvant has recently been shown to be safe and effective in a human clinical trial for a Respiratory Syncytial Virus (“RSV”) vaccine based on the safety data released in October 2015 by IMV. We expect, based upon our preliminary research, but cannot guarantee, that our DPX rPA vaccine, once fully developed, will combine the proven safety and efficacy of the DPX adjuvant with the mature manufacturing of the rPA bulk drug substance, and facilitate the acceleration of our program through preclinical development and an IND filing with the FDA. We expect to file our IND with the FDA for the DPX rPA vaccine near the end of 2016 or the beginning of 2017.

We intend to seek development partners to fund development and commercialization of our next generation anthrax vaccines.

Stockholder Rights Plan to Preserve Value of Net Operating Loss Carryforwards

On November 25, 2015, the Company’s Board of Directors adopted a stockholder rights plan (“Rights Plan”) in an effort to preserve the value of its NOLs under Section 382 of the Code. The description and terms of the rights are set forth in a Section 382 Rights Agreement, dated as of November 25, 2015 (the “Section 382 Rights Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as Rights Agent.

PharmAthene's use of its NOLs could be substantially limited if the Company experiences an "ownership change" as defined in Section 382 of the Code. In general, an ownership change occurs if there is a cumulative change in PharmAthene's ownership by 5% shareholders (as defined in Section 382 of the Code) that increases by more than 50 percentage points over the lowest percentage owned by such shareholders at any time during the prior three years on a rolling basis. The Rights Plan was adopted to reduce the likelihood of an unintended ownership change occurring.

In connection with the adoption of the Rights Plan, on November 25, 2015 (the “Rights Dividend Declaration Date”), the Board declared a non-taxable dividend distribution of one share purchase right (“Right”) for each outstanding share of common stock to the Company's stockholders of record as of the close of business on December 9, 2015. The Section 382 Rights Plan is intended to act as a deterrent to any person (an “Acquiring Person”) acquiring (together with all affiliates and associates of such person) beneficial ownership of 4.99% or more of the Company’s outstanding common stock within the meaning of Section 382 of the Code, without the approval of the Board of Directors. Stockholders who beneficially owned 4.99% or more of the Company’s outstanding common stock as of the Rights Dividend Declaration Date are not be deemed to be an Acquiring Person, but such person will be deemed an Acquiring Person if such person (together with all affiliates and associates of such person) becomes the beneficial owner of securities representing a percentage of the Company’s common stock that exceeds by 0.5% or more the lowest percentage of beneficial ownership of the Company’s common stock that such person had at any time since the Rights Dividend Declaration Date. In its discretion, the Board may exempt certain persons whose acquisition of securities is determined by the Board not to jeopardize the availability to the Company's NOLs or other tax benefits and may also exempt certain transactions.

Subject to the terms, provisions and conditions of the Section 382 Rights Agreement, if the Rights become exercisable, each Right would initially represent the right to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock, par value $0.0001 per share, for a purchase price of $6.00 per Right (the “Purchase Price”). If issued, each fractional share of Series A Junior Participating Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s common stock. However, prior to exercise, a Right does not give its holder any rights as a stockholder of the Company, including any dividend, voting or liquidation rights.

The Rights will expire on the earliest of (i) the close of business on November 25, 2018, (ii) the time at which the Rights are redeemed or exchanged under the Rights Plan, (iii) the repeal of Section 382 or any successor statute and the Board's determination that the Rights Plan is no longer necessary for the preservation of the Company's NOLs or (iv) the beginning of a taxable year of the Company in which the Board determines that no NOLs may be carried forward.

The issuance of the Rights is not a taxable event and will not affect the Company's reported financial condition or results of operations, including earnings per share. Additional information regarding the Rights Plan is contained in the Company’s current report on Form 8-K, filed on November 25, 2015.

SIGA Litigation

In December 2006, we filed a complaint against SIGA in the Delaware Court of Chancery. The complaint alleged, among other things, that we have the right to license exclusively the development and marketing rights for SIGA’s drug candidate, Tecovirimat, also known as ST-246®, pursuant to a merger agreement between the parties that was terminated in 2006. The complaint also alleged that SIGA failed to negotiate in good faith the terms of such a license pursuant to the terminated merger agreement with us.

In September 2014, SIGA filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). SIGA’s petition for bankruptcy initiated a process whereby its assets are protected from creditors, including PharmAthene.

In January 2015, after years of litigation, the Delaware Court of Chancery issued a final order and judgment, or the Judgment, finding that we are entitled to receive a lump sum award of $194.6 million, or the Total Judgment, comprised of (1) expectation damages of $113.1 million for the value of the Company’s lost profits for Tecovirimat, plus (2) pre-judgment interest on that amount from 2006 and varying percentages of the Company’s reasonable attorneys’ and expert witness fees totaling $81.5 million. Under the Final Order and Judgment, PharmAthene is also entitled to post-judgment simple interest.

On December 15, 2015, SIGA filed a reorganization plan, amended on February 9, 2016 (the "Plan") with the Bankruptcy Court that provides for among other things, the process by which SIGA may emerge from bankruptcy, which includes the process by which PharmAthene's Judgment will be satisfied. The Plan remains subject to the approval of the Bankruptcy Court and therefore remains subject to change, withdrawal or rejection by either SIGA or the Bankruptcy Court. The Plan provides generally that PharmAthene will receive, in full settlement and satisfaction of its claim, no later than 120 days plus another potential 90 days after the Delaware Supreme Court affirms a final order, one of the following, determined in SIGA’s sole discretion:

(i)	payment in full in cash of the unpaid balance of the PharmAthene claim plus interest which after plan approval shall accrue at a rate of 8.75%;

(ii)	delivery to PharmAthene of 100% of SIGA’s common stock; or

(iii)	such other treatment as may be mutually agreed upon in writing by SIGA and PharmAthene and approved by the Bankruptcy Court.

SIGA has a 120-day period (plus a 90-day extension if exercised and the conditions to such extension are met) during which it must satisfy PharmAthene's claim according to one of the above alternatives. The beginning of that 120-day period depends upon whether SIGA files timely a Petition for Certiorari in the U.S. Supreme Court. If SIGA does not timely petition the U.S. Supreme Court, the 120-day period commences after March 22, 2016, which is 90 days after the Delaware Supreme Court ruling. If SIGA does timely petition the U.S. Supreme Court, the 120-day period commences when such petition is denied or that process results in a final order granting PharmAthene a claim.

Under the Plan, SIGA will pay $5 million to PharmAthene upon plan approval. It would also pay PharmAthene $20 million if it petitions the U.S. Supreme Court for Certiorari and an additional $20 million if it decides to extend the 120 period by an additional 90 days. The payments are creditable against the final judgment and are not refundable.

The description of the Plan provided above is a brief summary of the Plan, which includes numerous other conditions and substantive provisions relating to the operation of the business of SIGA. Copies of the Plan are available from the Bankruptcy Court. For a description of risks related to our ability to recognize value relating to this litigation, see the “Risk Factors” section of this annual report below.

On December 23, 2015, the Delaware Supreme Court affirmed the Delaware Court of Chancery's Judgment as a result of which, with additional post-judgment interest, if calculated based on the original decision, would provide for an estimated total award of approximately $205 million. However, PharmAthene’s entitlement to interest from and after SIGA’s bankruptcy filing may be negatively impacted by the proceedings before the Bankruptcy Court.

There can be no assurances if and when the Company will receive any payments from SIGA as a result of the Judgment. SIGA has indicated in filings with the Bankruptcy Court that it does not currently have cash sufficient to satisfy the award. It is also uncertain whether SIGA will have such cash in the future. PharmAthene’s ability to collect the Judgment depends upon a number of factors, including SIGA’s financial and operational success, which is subject to a number of significant risks and uncertainties (certain of which are outlined in SIGA’s filings with the SEC), as to which we have limited knowledge and which we have no ability to control, mitigate or fully evaluate. Furthermore, because SIGA has filed for protection under the federal bankruptcy laws, PharmAthene is automatically stayed from taking any enforcement action in the Delaware Court of Chancery. The Company’s ability to collect a money judgment from SIGA remains subject to further proceedings in the Bankruptcy Court.

Post-SIGA Payment Plans:

In the event that SIGA pays PharmAthene cash in full and barring any unexpected material events, PharmAthene currently expects that it will distribute at least 90% of the after tax net cash proceeds to its shareholders. The timing and form of distribution will depend upon the Company's analysis of the Company's current situation, applicable corporate statutes relating to distributions and the economic consequences to the shareholders. After distribution of these cash proceeds, we intend to seek an M&A transaction to maximize the value of the Company's remaining assets and anthrax vaccine programs.

The Company will develop a transition plan and strategy for operating SIGA as a separate business in the event SIGA chooses to settle our claim by turning over 100% of its common stock to the Company.

Background

We have been engaged in the biodefense business through our predecessor entity since our inception in 2001. Our subsidiary PharmAthene Canada, Inc. was operated in support of the Protexia® contract with the U.S. Army Space and Missile Command issued to develop a nerve agent counter measure. In July 2012, we substantially liquidated our Canadian subsidiary, which we acquired in 2005. All assets in Canada have been disposed of. In March 2008, PharmAthene, Inc., through its wholly owned subsidiary PharmAthene UK Limited, acquired from Avecia Biologics Limited the rights to develop SparVax®. In 2009, the contract was novated from PharmAthene UK Limited to PharmAthene, Inc. In June 2015, we substantially completed the liquidation of PharmAthene UK Limited.

We are a Delaware corporation with executive offices located at One Park Place, Suite 450, Annapolis, Maryland 21401 and our telephone number is 410-269-2600. Our common stock trades on the NYSE MKT (formerly NYSE Amex) under the symbol “PIP.” We maintain a website at http://www.PharmAthene.com. The information contained on or connected to our website is expressly not incorporated by reference into this annual report. We make available for download free of charge through our website this annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we have electronically filed, or furnished, them to the SEC.

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

The Public Health Service Act classifies our current drug candidates which are produced using biological systems, as biological drug products, or Biologics. All drugs intended for human use, including Biologics, are subject to rigorous regulation by the FDA in the United States and similar regulatory bodies in other countries. The steps ordinarily required by the FDA before a biological drug product may be marketed in the United States are similar to steps required in most other countries and include, but are not limited to:

•	completion of preclinical laboratory tests, preclinical animal testing and formulation studies;

•	submission to the FDA of an IND, which must be in effect before clinical trials may commence;

•	submission to the FDA of a Biologics License Application (“BLA”) that includes preclinical data, clinical trial data, product composition and formulation information, and manufacturing information;

•	FDA review of the BLA;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities; and

•	FDA approval of the BLA, including approval of all product labeling.

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

We will rely on the Animal Rule for our product candidates because we cannot ethically expose humans to anthrax. Other countries do not, at this time, have established criteria for review and approval of these types of products outside their normal review process, i.e., there is no Animal Rule equivalent in countries other than the United States.

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

However, under Project BioShield, the Secretary of DHHS may, with the concurrence of the Secretary of the Department of Homeland Security and upon the approval of the President, contract to purchase unapproved counter measures for the Strategic National Stockpile, or SNS, in specified circumstances. The U.S. Congress is notified of a recommendation for a stockpile purchase after Presidential approval. Project BioShield specifies that a company supplying the counter measure to the SNS is paid on delivery and acceptance of a substantial portion of the counter measure. To be eligible for purchase under these provisions, the Secretary of DHHS must determine that there are sufficient and satisfactory clinical results or research data, including data, if available, from preclinical and clinical trials, to support a reasonable conclusion that the counter measure will qualify for approval or licensing within eight years. The legislation also allows unlicensed products to be procured for the SNS so that they are available at the time an emergency is declared.

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

We believe our products would be eligible both for consideration for procurement into the SNS and for use in the event of an emergency, although there is no guarantee that our products would meet the criteria set forth by DHHS or the FDA for procurement and Emergency Use Authorization, respectively.

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

If the FDA approves a product, it may limit the approved uses for the product as described in the product labeling, require that contraindications, warning statements or precautions be included in the product labeling, require that additional studies be conducted following approval as a condition of the approval, impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a risk evaluation and mitigation strategy, or otherwise limit the scope of any approval or limit labeling. Once it approves a BLA, the FDA may revoke or suspend the product approval if compliance with post-market regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies to monitor the effect of approved products, and may limit further marketing of the product based on the results of these post-market studies. The Animal Rule requires post-marketing studies, such as field studies, to verify and describe the product’s clinical benefit and assess its safety should an exigency exist that leads to the product being used in humans; the nature of these studies will be discussed with FDA as part of the BLA process. The FDA has broad post-market regulatory and enforcement powers, including the ability to levy civil and criminal penalties, suspend or delay issuance of approvals, seize or recall products and revoke approvals.

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

The following table identifies each of our material issued and non-abandoned patents and published pending applications, in order of importance to us:

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

U.S. Government Contracts

Substantially all of our revenues to date have been derived from grants and U.S. Government contracts. There can be no assurances that our remaining U.S. Government contract will be continued, renewed beyond the base period, or that we can enter into new contracts or receive new grants to supply the U.S. or other governments with our products. The process of obtaining government contracts is lengthy and uncertain.

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

Employees

As of December 31, 2015, we employed 11 persons, including five 5 individuals engaged in research and development activities and 6 individuals engaged in general and administrative functions, such as human resources, finance and accounting. None of our employees are party to any collective bargaining agreement, and we believe that our relationship with our employees is good.

Financial Information

Our consolidated contract revenues were $10.6 million, $10.2 million and $17.9 million during the fiscal years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 our contract with NIAID was funded for approximately $10.1 million, of which approximately $4.5 million and $0.6 million was recognized as revenue during the years ended December 31, 2015 and 2014, respectively.

Information on the portion of our consolidated revenues attributable to each of our three product candidates during those years is incorporated by reference to the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Year Ended December 31, 2015 Compared to December 31, 2014” and “– Year Ended December 31, 2014 Compared to December 31, 2013.” For further information about operating revenue, operating income, and identifiable assets and liabilities attributable to our operations, see Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data.

Financial Information by Geographic Area

For the fiscal years ended December 31, 2015, 2014 and 2013, all revenues from external customers were attributed to United States customers. Our country of domicile is the United States. As of December 31, 2015, 2014 and 2013, all long-lived assets with a net book value were located in the United States.

Research and Development

During the fiscal years ended December 31, 2015, 2014 and 2013, we spent approximately $5.1 million, $9.3 million and $15.3 million on research and development activities, respectively.

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

Risks Related to our Financial Condition. History of Losses: Limited Resources.

We have experienced a significant decline in revenues, a trend which we expect will continue. All of our immediately foreseeable future revenues relate to one contract with the U.S. Government. We will not achieve sufficient revenues from this agreement to attain profitability.

We have incurred significant losses since we commenced operations. As of December 31, 2015, we had accumulated losses of $223.7 million since our inception, and had net losses of approximately $3.4 million, $10.0 million and $11.7 million during the last three years, respectively. We intend to maintain sufficient resources and personnel so that we can seek partners, co-developers or acquirers for our biodefense programs and continue to execute under our government contract with NIAID while waiting for the collection of the amount awarded to us by the Delaware Chancery Court’s affirmed judgment.

We can offer no assurances that we have correctly estimated the resources or personnel necessary to seek partners, co-developers or acquirers for our biodefense programs or execute under our NIAID contract. If a larger workforce or one with a different skillset is ultimately required to maintain our operations, we may be unable to maximize the value of the SIGA litigation and our existing biodefense assets. We also cannot assure you that we have accurately estimated the cash and cash equivalents necessary to finance our operations until we have received SIGA’s payment, if any. If revenues from our NIAID contract are less than we anticipate, if operating expenses exceed our expectations or cannot be adjusted accordingly, or if we have underestimated the time it will take for us to enforce payment of or collect the damages award from SIGA, then our business, results of operations, financial condition and cash flows will be materially and adversely affected.

Even though the Delaware Court of Chancery has found that we are entitled to receive lump sum damages for the value of the our lost profits for Tecovirimat, our ability to collect a monetary judgment, including post-petition interest, from SIGA remains subject to further proceedings in the Federal Bankruptcy Court, which precludes the current calculation of a predictable value of the SIGA litigation. Uncertainties include SIGA’s filing for relief under Chapter 11 of the United States Bankruptcy Code, which protects its assets from creditors, including us.

There can be no assurances if and when the Company will receive any payments from SIGA as a result of the Judgment. SIGA has indicated in filings with the Bankruptcy Court that it does not currently have cash sufficient to satisfy the award. It is also uncertain whether SIGA will have such cash in the future. PharmAthene’s ability to collect the Judgment depends upon a number of factors, including SIGA’s financial and operational success, which is subject to a number of significant risks and uncertainties (certain of which are outlined in SIGA’s filings with the SEC), as to which we have limited knowledge and which we have no ability to control, mitigate or fully evaluate Furthermore, because SIGA has filed for protection under the federal bankruptcy laws, PharmAthene is automatically stayed from taking any enforcement action in the Delaware Court of Chancery, including with respect to the Judgment. The Company’s ability to collect a money judgment from SIGA remains subject to further proceedings in the Bankruptcy Court.

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

We have incurred substantial losses during our history. If we cannot collect a money judgment from SIGA, we are highly unlikely to be profitable for the foreseeable future and therefore will not generate future taxable income that we can use our net operating loss carryforwards, or NOLs, to offset. As of December 31, 2015, we had U.S. federal NOLs of $156.3 million. The $156.3 million in U.S. federal NOLs will begin to expire in various years between 2022 and 2035, if not limited by triggering events prior to such time. Under the provisions of the Internal Revenue Code, changes in our ownership, in certain circumstances, will limit the amount of U.S. federal NOLs that can be utilized annually in the future to offset taxable income. In particular, section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use NOLs upon certain changes in such ownership. Calculations pursuant to Section 382 of the Internal Revenue Code can be very complicated and no assurance can be given that upon further analysis, our ability to take advantage of our NOLs may be limited to a greater extent than we currently anticipate. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to utilize our NOLs fully. For example, the annual utilization of the U.S. federal NOL carryforwards generated in tax years prior to 2007 may be subject to limitation. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs.

On November 25, 2015, our Board of Directors approved a Section 382 rights plan (the “Rights Plan”) in an effort to protect our NOLs. We intend to submit the Rights Plan to a stockholder vote at the Company's 2016 annual meeting of stockholders. If the Company's stockholders do not approve the Rights Plan, we intend to terminate the plan. Although the Rights Plan is intended to reduce the likelihood of an “ownership change” that could adversely affect utilization of our NOLs, there is no assurance that the Rights Plan will prevent all transfers that could result in such an “ownership change.”

The Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, a large block of our common stock. A third party that acquires 4.9% or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the Rights Plan. This may adversely affect the marketability of our common stock by discouraging existing or potential investors from acquiring our stock or additional shares of our stock. It is also possible that the Rights Plan could delay or frustrate the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, or impede an attempt to acquire a significant or controlling interest in us, even if such events might be beneficial to us and our stockholders.

Risks Related to Product Development and Commercialization

We have not commercialized any products or recognized any revenues from sales. Our product candidates are still under development, which reduces their value from the perspective of potential partners, co-developers or acquirers.

We have not commercialized any product candidates or recognized any revenues from product sales. It is unlikely that we will receive future funding for the development of our product candidates. Even if we do receive such funding, there can be no assurances that any of our product candidates would meet the safety and efficacy standards required for commercialization. To develop and commercialize biodefense treatment and prophylactic product candidates, we must provide the FDA and foreign regulatory authorities with human clinical and non-clinical animal data that demonstrate adequate safety and effectiveness. To generate this data, we would have to subject our product candidates to significant additional research and development efforts, including extensive non-clinical studies and clinical testing. We cannot be sure that our approach to drug discovery would be effective or would result in the development of any drug. Our development efforts have been primarily focused on one product candidate, SparVax®. Even if our product candidates were successful when tested in animals, such success would not be a guarantee of the safety or effectiveness of such product candidates in humans.

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

We will be seeking to identify strategic partners for one or more of our product candidates. Any resulting transactions can take the form of partnerships, co-development agreements, and sales of our product candidates, among others. There can be no assurances that such transactions, if commenced, would be successfully completed or completed on favorable terms. In addition, if we pursue strategic acquisitions and business combinations for further development and commercialization efforts, we may incur significant out of pocket costs as well as expend management time and those of other employees. To achieve the anticipated benefits of an acquisition, there must be an integration of the two companies’ businesses, technologies and employees in an efficient and effective manner.

Risks Related to Our Dependence on U.S. Government Contracts

All of our immediately foreseeable future revenues relate to our contract with the U.S. Government. We will not achieve sufficient revenues from this or any future agreements to attain profitability.

Substantially all of our revenues to date have been derived from grants and U.S. Government contracts. After the expiration of our SparVax® contract, our main source of revenue is our September 2014 contract with NIAID for the development of a next generation lyophilized anthrax vaccine based on our proprietary technology platform which contributes the rPA BDS that is used in the liquid SparVax® formulation. We will not achieve sufficient revenues from this contract to attain profitability.

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

During 2015, BARDA audited previous years of indirect costs charged by us on the SparVax® contract. Depending on the outcome of the audit, our receipt of revenue during 2016 for work previously completed under the SparVax® program is uncertain.

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

Our common stock is listed on the NYSE MKT, a national securities exchange, which imposes continued listing requirements with respect to listed shares. If we fail to satisfy the continued listing standards, or the board of directors of the NYSE MKT, in its discretion, determines that a condition exists that makes further dealings of our Company on the exchange unwarranted, the NYSE MKT may issue a non-compliance letter or initiate delisting proceedings. We have recently reduced our workforce and otherwise limited our business activities. Under NYSE MKT rules, any developments which substantially reduce the size of a listed company or the nature and scope of its operations, or any abandonment of a substantial portion of the listed company’s business, or the listed company’s inability to continue its business, among other reasons, may trigger a review of continued listing by the exchange. In addition, we may in the future sell or otherwise dispose of our principal operating assets or cease to be an operating company, either of which may cause the Board of Directors of the NYSE MKT to suspend dealings in or remove from listing our common stock.

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

As of December 31, 2015, aggregate gross sales for additional common stock of approximately $3.0 million remained available under our controlled equity offering agreement, as amended.

In addition, as of December 31, 2015, we had outstanding options to purchase approximately 4.2 million shares of common stock (not including restricted shares). Additional shares are reserved for issuance under our 2007 Long-Term Incentive Compensation Plan. Our stock options are generally exercisable for ten years, with a significant portion exercisable either immediately or beginning one year after the date of the grant.

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

Finally, as of December 31, 2015, we had issued and outstanding warrants to purchase up to approximately 1.4 million shares of common stock (including the warrants mentioned in the preceding paragraph), all of which remain outstanding on March 7, 2016.

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

We have never paid any dividends on our common stock. We may intend to declare dividends in the foreseeable future. While subject to periodic review, our current policy is to retain all earnings, if any, primarily to finance our future growth. We make no assurances that we will ever pay dividends, cash or otherwise. Whether we pay any dividends in the future will depend on our financial condition, results of operations, and other factors that we will consider.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at One Park Place, Annapolis, MD 21401 and are comprised of leased space of approximately 21,900 square feet. The lease expires in 2017. On September 2, 2015, the Company entered into a sublease agreement with a third party with respect to a portion of its leased space. For additional information on the lease, please refer to Note 7 – Commitments and Contingencies in the Notes to our Consolidated Financial Statements.

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

In September 2014, SIGA filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. SIGA’s petition for bankruptcy initiated a process whereby its assets are protected from creditors, including PharmAthene.

In January 2015, after years of litigation, the Delaware Court of Chancery issued a Final Order and Judgment, finding that we are entitled to receive a lump sum award of $194.6 million, or the Total Judgment, comprised of (1) expectation damages of $113.1 million for the value of the Company’s lost profits for Tecovirimat, also known as ST-246®, plus (2) pre-judgment interest on that amount from 2006 and varying percentages of the Company’s reasonable attorneys’ and expert witness fees totaling $81.5 million. Under the Final Order and Judgment, PharmAthene is also entitled to post-judgment simple interest.

On December 15, 2015, SIGA filed the Plan, amended on February 9, 2016 with the Bankruptcy Court that provides for among other things, the process by which SIGA may emerge from bankruptcy, which includes the process by which PharmAthene's Judgment may be satisfied. The Plan remains subject to the approval of the Bankruptcy Court and therefore remains subject to change, withdrawal or rejection by either SIGA or the Bankruptcy Court. The Plan provides generally that PharmAthene will receive, in full settlement and satisfaction of its claim, no later than 120 days plus another potential 90 days after the Delaware Supreme Court affirms a final order, one of the following, determined in SIGA’s sole discretion:

(i)	payment in full in cash of the unpaid balance of the PharmAthene claim plus interest;

(ii)	delivery to PharmAthene of 100% of SIGA’s common stock; or

(iii)	such other treatment as may be mutually agreed upon in writing by SIGA and PharmAthene and approved by the Bankruptcy Court.

SIGA has a 120-day period (plus a 90-day extension if exercised and the conditions to such extension are met) during which it must satisfy PharmAthene's claim according to one of the above alternatives. The beginning of that 120-day period depends upon whether SIGA files timely a Petition for Certiorari in the U.S. Supreme Court. If SIGA does not timely petition the U.S. Supreme Court, the 120-day period commences after March 22, 2016, which is 90 days after the Delaware Supreme Court ruling. If SIGA does timely petition the U.S. Supreme Court, the 120-day period commences when such petition is denied or that process results in a final order granting PharmAthene a claim.

Under the Plan, SIGA will pay $5 million to PharmAthene upon plan approval. It would also pay PharmAthene $20 million if it petitions the U.S. Supreme Court for Certiorari and an additional $20 million if it decides to extend the 120 period by an additional 90 days. The payments are creditable against the final judgment and are not refundable.

The description of the Plan provided above is a brief summary of the Plan, which includes numerous other conditions and substantive provisions relating to the operation of the business of SIGA. Copies of the Plan are available from the Bankruptcy Court. For a description of risks related to our ability to recognize value relating to this litigation, see the “Risk Factors” section of this annual report.

On December 23, 2015, the Delaware Supreme Court affirmed the Delaware Court of Chancery's decision as a result of which, with additional post-judgment interest, if calculated based on the original decision, would provide for an estimated total award of approximately $205 million. However, PharmAthene’s entitlement to interest from and after SIGA’s bankruptcy filing may be negatively impacted by the proceedings before the Bankruptcy Court.

There can be no assurances if and when the Company will receive any payments from SIGA as a result of the Judgment. SIGA has indicated in filings with the Bankruptcy Court that it does not currently have cash sufficient to satisfy the award. It is also uncertain whether SIGA will have such cash in the future. PharmAthene’s ability to collect the Judgment depends upon a number of factors, including SIGA’s financial and operational success, which is subject to a number of significant risks and uncertainties (certain of which are outlined in SIGA’s filings with the SEC), as to which we have limited knowledge and which we have no ability to control, mitigate or fully evaluate. Furthermore, because SIGA has filed for protection under the federal bankruptcy laws, PharmAthene is automatically stayed from taking any enforcement action in the Delaware Court of Chancery. The Company’s ability to collect a money judgment from SIGA remains subject to further proceedings in the Bankruptcy Court.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our common stock trades on the NYSE MKT under the symbol “PIP”. The following table sets forth the range of high and low sales prices per share of our common stock on the NYSE MKT for the past two years during the periods shown.

Fiscal Year 2015	High	Low

4th Quarter ended December 31	$1.95	$1.33
3rd Quarter ended September 30	$1.93	$1.30
2nd Quarter ended June 30	$1.84	$1.55
1st Quarter ended March 31	$1.77	$1.49

Fiscal Year 2014	High	Low

4th Quarter ended December 31	$1.84	$1.55
3rd Quarter ended September 30	$2.38	$1.26
2nd Quarter ended June 30	$1.79	$1.38
1st Quarter ended March 31	$2.09	$1.80

Holders

As of March 7, 2016, we had 67 record holders of our common stock. The number of record holders is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividends

We have never paid any dividends on our common stock. We may intend to declare dividends in the foreseeable future. We make no assurances that we will ever pay dividends, cash or otherwise. Whether we pay any dividends in the future will depend on our financial condition, results of operations, and other factors that the Board of Directors will consider.

Performance Graph

The following line graph compares the cumulative total stockholder return through December 31, 2015, assuming reinvestment of dividends, by an investor who invested $100 on December 31, 2010 in each of (i) our common stock, (ii) the NYSE MKT Composite Index; and (iii) the NASDAQ Biotechnology Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among PharmAthene, Inc., NYSE MKT Composite Index, and the NASDAQ Biotechnology Index

* $100 invested on 12/31/2010 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	December 31,
	2010	2011	2012	2013	2014	2015

PharmAthene, Inc.	$100.00	$30.02	$26.48	$43.97	$42.79	$44.92
NYSE MKT Composite Index	$100.00	$103.17	$106.67	$109.86	$110.68	$97.32
NASDAQ Biotechnology Index	$100.00	$111.81	$147.48	$244.24	$327.52	$364.93

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

We have derived the consolidated statement of operations data for the years ended December 31, 2015, 2014, and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements, which are included elsewhere in this annual report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012, and 2011 from our audited consolidated financial statements that are not included in this annual report on Form 10-K. Our historical results for any prior period are not indicative of results to be expected in any future period.

Selected Financial Data

	Year Ended December 31,
	2015	2014	2013	2012	2011

Statements of operations data:
Revenue	$10,640,660	$10,190,205	$17,912,607	$25,175,887	$24,266,274
Operating expenses:
Research and development	5,133,512	9,319,828	15,290,142	19,509,629	21,219,853
General and administrative	6,222,185	10,911,724	13,279,186	11,628,732	14,311,079
Restructuring expense	2,546,159	-	-	-	-
Depreciation and amortization	141,604	149,958	182,487	303,916	461,073
Total operating expenses	14,043,460	20,381,510	28,751,815	31,442,277	35,992,005

Loss from operations	(3,402,800)	(10,191,305)	(10,839,208)	(6,266,390)	(11,725,731)
Other income (expense):
Interest expense, net	(54,581)	(210,399)	(366,706)	(324,753)	(37,913)
Realization of cumulative translation adjustment	(229,192)	-	-	1,227,656	-
Change in fair value of derivative instruments	299,477	508,817	(444,622)	591,039	7,144,983
Other income (expense)	8,137	(762)	(6,071)	47,862	39,328
Gain on the sale of assets held for sale	-	-	-	-	781,760
Total other income (expense)	23,841	297,656	(817,399)	1,541,804	7,928,158

Net loss before income taxes	(3,378,959)	(9,893,649)	(11,656,607)	(4,724,586)	(3,797,573)
Provision for income taxes	(61,746)	(61,746)	(61,746)	(195,529)	-
Net loss	$(3,440,705)	$(9,955,395)	$(11,718,353)	$(4,920,115)	$(3,797,573)

Basic and diluted net loss per share	$(0.05)	$(0.17)	$(0.23)	$(0.10)	$(0.08)

Weighted average shares used in calculation of basic and diluted net loss per share	63,986,013	57,535,325	50,659,116	48,323,067	47,331,763

	As of December 31,
	2015	2014	2013	2012	2011

Balance sheet data:
Cash and cash equivalents	$15,569,813	$18,643,351	$10,480,979	$12,701,517	$11,236,771
Working capital	15,047,425	16,668,843	7,543,127	12,307,429	14,997,664
Total assets	19,862,397	21,978,241	17,139,289	22,741,404	22,803,509
Total long-term liabilities	1,033,839	1,122,307	3,007,596	3,579,148	2,336,361
Total stockholders' equity	16,649,117	18,274,145	7,335,712	11,673,840	15,851,806

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements, which present our results of operations for the years ended December 31, 2015, 2014 and 2013, as well as our financial positions at December 31, 2015 and 2014, contained elsewhere in this annual report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Special Note Regarding Forward Looking Statements” and “Risk Factors” sections of this annual report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biodefense company engaged in developing two next generation anthrax vaccines. The next generation vaccines are intended to have more rapid time to protection, fewer doses for protection and less stringent requirements for temperature controlled storage and handling than the currently used vaccine.

Since 2006, we have been engaged in legal proceedings with SIGA. On December 23, 2015, the Delaware Supreme Court affirmed the Delaware Court of Chancery's judgment against SIGA which provides an estimated total award of approximately $205 million plus interest. Additionally, if approved by the Bankruptcy Court, a reorganization plan filed by SIGA on December 15, 2015 and as amended on February 9, 2016 provides for SIGA to emerge from bankruptcy and provides for the final resolution of PharmAthene’s litigation claim against SIGA during 2016 or early 2017.

During the first half of 2015 we narrowed the scope of our product development programs, reduced our employee headcount and executed other cost reductions. These actions were intended to allow the Company to have sufficient cash to recognize the benefit of the SIGA award and advance our Anthrax vaccine programs without the need to raise additional capital. During the second half of 2015 we focused our efforts on creating alternatives for settling the SIGA litigation claim and developing business plans around possible outcomes.

The Company anticipates that eventual receipt of an award from SIGA could generate substantial taxable income to the Company, a portion of which can potentially be offset by the Company’s tax net operating loss carryforwards. At December 31, 2015 we had available $156 million in accumulated losses available to offset income, subject to limitations imposed by the Internal Revenue Code of 1986 (the “Code”). On November 25, 2015, the Company adopted a Shareholders Rights Plan to help ensure the net operating losses (“NOLs”) remain available to help maximize the value for our shareholders any amount received from the SIGA litigation.

During 2016 we will continue to develop our plans to create shareholder value from the alternative SIGA litigation outcomes and will commence execution of those plans.

SIGA Litigation

On December 15, 2015, SIGA filed a reorganization plan, amended on February 9, 2016 (the "Plan") with the Bankruptcy Court that provides for among other things, the process by which SIGA may emerge from bankruptcy, which includes the process by which PharmAthene's Judgment will be satisfied. The Plan remains subject to the approval of the Bankruptcy Court and therefore remains subject to change, withdrawal or rejection by either SIGA or the Bankruptcy Court. The Plan provides generally that PharmAthene will receive, in full settlement and satisfaction of its claim, no later than 120 days plus another potential 90 days after the Delaware Supreme Court affirms a final order, one of the following, determined in SIGA’s sole discretion:

(i)	payment in full in cash of the unpaid balance of the PharmAthene claim plus interest which after plan approval shall accrue at a rate of 8.75%;

(ii)	delivery to PharmAthene of 100% of SIGA’s common stock; or

(iii)	such other treatment as may be mutually agreed upon in writing by SIGA and PharmAthene and approved by the Bankruptcy Court.

On December 23, 2015, the Delaware Supreme Court affirmed the Delaware Court of Chancery's decision as a result of which, with additional post-judgment interest, if calculated based on the original decision would provide for an estimated total award of approximately $205 million. However, PharmAthene’s entitlement to interest from and after SIGA’s bankruptcy filing may be negatively impacted by the proceedings before the Bankruptcy Court.

In the event that SIGA pays PharmAthene cash in full and barring any unexpected material events, PharmAthene currently expects that it will distribute at least 90% of the after tax net cash proceeds to its shareholders. The timing and form of distribution will depend upon the Company's analysis of the Company's current situation, applicable corporate statutes relating to distributions and the economic consequences to the shareholders. After distribution of these cash proceeds, we intend to seek an M&A transaction to maximize the value of the Company's remaining assets and anthrax vaccine programs.

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

Milestones are considered substantive if all of the following conditions are met:

•	is commensurate with either our performance to meet the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from our performance to achieve the milestone

•	it relates solely to past performance, and

•	the value of the milestone is reasonable relative to all the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

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

We analyze each cost reimbursable grant to determine whether we should report such reimbursements as revenue or as an offset to our expenses incurred. For the years ended December 31, 2015 and December 31, 2014 we did not record any reimbursements from cost reimbursable grants. For the year ended December 31, 2013, we recorded approximately $0.02 million of costs reimbursed by the government as an offset to research and development expenses.

Share-Based Payments

We have a long-term incentive compensation plan (“LTIP”) under which options to purchase shares of our common stock may be granted to employees, consultants and nonemployee directors at a price no less than the quoted market value on the date of grant. The LTIP also provides for awards in the form of stock appreciation rights, restricted or unrestricted stock awards, stock-equivalent units or performance-based stock awards.

We account for share-based awards to employees, consultants and non-employee directors at fair value. The amount of compensation expense recognized using the fair value method requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our stock option grants. We use the Black-Scholes option pricing model to estimate the fair value of our option grants. The fair value calculated by this model is a function of several factors, including grant price, the risk-free interest rate, the expected term of the option and the anticipated volatility of the option.

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

Results of Operations

Year Ended December 31, 2015 Compared to December 31, 2014

Revenue

We recognized revenue of $10.6 million and $10.2 million during the years ended December 31, 2015 and 2014, respectively.

	Year ended December 31,
Revenue ($ in millions)	2015	2014	% Change

SparVax® and next generation anthrax vaccine	$10.6	$8.7	21.8%
rBChE bioscavenger	-	0.5	(100.0)%
Valortim®	-	1.0	100.0%
Total revenue	$10.6	$10.2	3.9%

During 2015, our revenue was derived from contracts with the U.S. Government for the development of anthrax vaccine programs. During 2014, our revenue was derived from contracts with the U.S. Government for the development of anthrax vaccine programs, our rBChE bioscavenger, and Valortim®. Our revenue changed in 2015 from 2014 primarily due to the following:

•	Under our contract for the development of SparVax® (the liquid second generation rPA) with BARDA, we recognized $6.1 million and $8.1 million of revenue for the years ended December 31, 2015 and 2014, respectively. During 2015, revenue was primarily attributable to the receipt of a one-time payment as a result of an audit completed by BARDA and contract wind-up activity. On April 4, 2014, we received notification from BARDA, advising us of its decision to de-scope the SparVax® anthrax vaccine contract through a partial termination for convenience. The contract formally expired on February 28, 2015.We anticipate that revenue for this program will be mostly for rate variances and will be significantly less in 2016 than in 2015.

In 2014, BARDA audited indirect costs or rates charged by us on the SparVax® contract for the years 2008 through 2013. We billed and recognized revenue using the provisional rates as defined in the contract. As a result of the audit, we recognized revenue and received payment of $5.8 million in the first quarter of 2015, representing the difference between actual rates (i.e., actual cost to us) and the provisional rates used to calculate previously billed and recognized revenue.

BARDA has audited our 2014 costs related to the partial termination for convenience of the SparVax® contract and forwarded the results to the pertinent U.S. Government Contracting Officer. While we do not currently believe the results of this audit will have an adverse effect on the Company, we cannot provide assurances that it will not have such an effect. The Company has billed and recognized revenue using the provisional rates as defined in the contract. While the actual rates for 2014, which reflect the actual costs incurred by us, have been higher than the provisional rates, we have no assurance on either the amount of additional funds we may receive as a result of these higher rates or the amount of time it may take to recover these funds, if any.

On September 9, 2014, we entered into a contract with NIAID for the development of a next generation lyophilized anthrax vaccine based on the Company’s proprietary technology platform which contributes the rPA bulk drug substance that is used in the liquid SparVax® formulation. Under this agreement, in 2015 we recognized $4.5 million in revenue, including milestone revenue of $0.2 million. We recognized $0.6 million in revenue for the year ended December 31, 2014. Revenue recognized to date under this contract is $5.1 million. The contract is incrementally funded. Over the base period of the agreement, we were awarded initial funding of approximately $5.2 million, which includes a cost reimbursement component and a fixed fee component payable upon achievement of certain milestones. NIAID exercised the first and second options under this agreement in September 2015 and December 2015, respectively. The exercised options provide additional funding of approximately $4.9 million. The contract has a total value of up to approximately $28.1 million, if all technical milestones are met and all eight contract options are exercised by NIAID. NIAID may exercise the options in its sole discretion. If NIAID exercises all options, the contract would last approximately five years. If NIAID does not exercise any additional options, the contract would expire by its terms on April 30, 2017.

•	Our contract with Chemical Biological Medical Systems (“CBMS’), for our second generation rBChE bioscavenger ended on September 8, 2014. We do not foresee any additional funding for this program and expect that revenues from this program in the future will be minimal. Revenue in support of contract activities for the year ended December 31, 2014 was $0.5 million.

•	With respect to our Valortim® development program, we did not recognize any revenue in 2015 compared to $1.0 million of revenue in 2014. Under the fixed price order awarded by BARDA in 2013 for Valortim® which is an indefinite delivery, indefinite quantity, or “IDIQ” contract, delivery was made in the fourth quarter of 2014. Additional government funding has not been awarded for the development of Valortim®. We do not foresee any additional funding for this program and expect that revenues from this program in the future will be minimal.

Research and Development Expenses

Our research and development expenses were $5.1 million and $9.3 million for the years ended December 31, 2015 and 2014, respectively, representing a year-over-year decrease of $4.2 million, or 45.2%. Expenses from research and development activities in both periods related primarily to our SparVax® and rBChE bioscavenger programs. Direct expenses included salaries and other costs of personnel, raw materials and supplies, and an allocation of indirect expenses. We also incurred third-party costs, such as contract research, consulting and clinical development costs for individual projects.

Research and development expenses for the years ended December 31, 2015 and 2014 were attributable to research programs as follows:

	Year Ended December 31,
Expenses ($ in millions)	2015	2014	% Change

SparVax®, next generation anthrax vaccine and Valortim®	$5.1	$8.9	(42.7)%
rBChE bioscavenger	-	0.4	(100.0)%
Total research and development expenses	$5.1	$9.3	(45.2)%

For the year ended December 31, 2015, research and development expenses decreased $4.2 million from 2014, primarily due to decreased costs related to our BARDA sponsored SparVax® program, as a result of BARDA’s de-scoping of the contract and the expiration of the period of performance under our rBChE bioscavenger contract on September 8, 2014. In accordance with the Company’s Realignment Plan, labor and related indirect costs decreased. Costs were incurred in 2015 to further the NIAID (lyophilized) program.

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

General and administrative expenses decreased by $4.7 million, or 43.0%, to $6.2 million for the year ended December 31, 2015, from $10.9 million for 2014. The reduction in expenses is primarily due to a reduction in employee costs resulting from our implementation of the Realignment Plan and a reduction in legal expenses.

Other Income (Expense)

Other income (expense) primarily consists of the realization of cumulative translation on the substantial liquidation of our wholly-owned United Kingdom subsidiary, PharmAthene UK Limited, changes in the fair value of our derivative financial instruments and interest expense on our debt and other financial obligations. Other income was $0.02 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively, resulting in a decrease in other income of approximately $0.3 million, or 92.0%.

In June 2015, we substantially liquidated our United Kingdom subsidiary, PharmAthene UK Limited, which we had acquired in 2008. Prior to substantially liquidating the UK subsidiary, currency fluctuations were recorded as foreign currency translation adjustments, a component of other comprehensive income. As a result of the substantially completed liquidation, we realized an approximate loss of $0.2 million in our consolidated statement of operations, which represents the amount of previously recorded foreign currency translation adjustments related to our UK subsidiary.

Other income related to the change in the fair value of our derivative instruments was $0.3 million and $0.5 million for years ended December 31, 2015 and 2014, respectively.

Income Taxes

The provision for income taxes was $0.1 million during the years ended December 31, 2015 and 2014. Our provision for income taxes results from the difference between the treatment of goodwill for income tax purposes and for U.S. GAAP purposes.

Year Ended December 31, 2014 Compared to December 31, 2013

Revenue

We recognized revenue of $10.2 million and $17.9 million during the years ended December 31, 2014 and 2013, respectively.

	Year ended December 31,
Revenue ($ in millions)	2014	2013	% Change

SparVax® and next generation anthrax vaccine	$8.7	$15.5	(43.9)%
rBChE bioscavenger	0.5	2.4	(79.2)%
Valortim®	1.0	-	(100.0)%
Total revenue	$10.2	$17.9	(43.0)%

Our revenue was derived primarily from contracts with the U.S. Government for the development of SparVax® and our rBChE bioscavenger. Our revenue changed in 2014 from 2013 primarily due to the following:

•	Under our contract for the development of SparVax® (the liquid second generation rPA) with BARDA, we recognized approximately $8.1 million and $15.5 million of revenue for years ended December 31, 2014 and 2013, respectively, a decrease of $7.4 million, or 47.7%, from 2013. During 2014, revenue was primarily attributable to completion of Final Drug Product stability testing and a non-clinical animal study, and ongoing activities necessary to close out the BARDA contract. Milestone revenue for 2014 was $0.3 million. During 2014, we also received the payment of $2.1 million in fixed fee provided for under the SparVax® development contract as a result of the contract’s partial termination. During 2013, revenue was primarily attributable to chemistry, manufacturing, and controls, or CMC, work, non-clinical animal studies, and limited clinical trial pre-study activities. Milestone revenue for 2013 was $0.4 million. For more recent developments and trends relating to the SparVax® program, please refer to “- Year Ended December 31, 2015 Compared to Year Ended December 31, 2014.”

Under our contract entered into on September 9, 2014 with NIAID for the development of a next generation lyophilized anthrax vaccine, we recognized approximately $0.6 million of revenue for the years ended December 31, 2014. For more recent developments and trends relating to the next generation lyophilized anthrax vaccine program, please refer to “- Year Ended December 31, 2015 Compared to Year Ended December 31, 2014.”

•	Under our contract for our second generation rBChE bioscavenger, we recognized approximately $0.5 million and $2.4 million of revenue for the years ended December 31, 2014 and 2013, respectively, a decrease of $1.9 million, or 79.2%, from 2013. In 2014, our activities were focused on the execution and completion of planned pharmacokinetic non-clinical studies, while in 2013, we completed process development work and material generation activities and continued to execute activities to support non-clinical studies. For more recent developments and trends relating to the rBChE bioscavenger program, please refer to “- Year Ended December 31, 2015 Compared to Year Ended December 31, 2014.”

•	With respect to our Valortim® development program, we recognized $1.0 million revenue in 2014 as compared to no revenue in 2013, as our development contract expired in 2012. For more recent developments and trends relating to the Valortim® program, please refer to “- Year Ended December 31, 2015 Compared to Year Ended December 31, 2014.”

Research and Development Expenses

Our research and development expenses were $9.3 million and $15.3 million for the years ended December 31, 2014 and 2013, respectively, a decrease of $6.0 million, or 39.2%, from 2013. Expenses from research and development activities in both periods related primarily to our SparVax® and rBChE bioscavenger programs. Direct expenses included salaries and other costs of personnel, raw materials and supplies, and an allocation of indirect expenses. We also incurred third-party costs, such as contract research, consulting and clinical development costs for individual projects. Research and development expenses for the year ended December 31, 2013 were net of cost reimbursements under certain of our government grants of $0.02 million, respectively. No such cost reimbursements were recognized during the year ended December 31, 2014. Research and development expenses for 2013 were also net of the receipt of approximately $0.5 million, the result of the settlement of a lawsuit filed against a vendor.

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

General and administrative expenses decreased by $2.4 million, or 17.8%, to $10.9 million for the year ended December 31, 2014, from $13.3 million for 2013. This change from 2013 to 2014 was primarily due to merger and acquisition expenses incurred in 2013, which did not result in successful completion of a merger, partially offset by increased share-based compensation expenses and severance costs in 2014.

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

Liquidity and Capital Resources

Overview

Our primary sources of cash during 2015 were amounts paid under our contract with NIAID, the receipt of a $5.8 million one-time payment as the result of an audit completed by BARDA, and proceeds received from the issuance of common stock due to stock options exercised. Our primary sources of cash during 2014 were proceeds from sales of shares of our common stock under our controlled equity offering arrangement, proceeds from the exercise of warrants and amounts paid under our contract with NIAID.

As noted above, in 2014, BARDA audited indirect costs or rates charged by us on the SparVax® contract for the years 2008 through 2013. We had billed and recognized revenue using the provisional rates as defined in the contract. As a result of the audit, we were able to record revenue and receive payment of $5.8 million in the first quarter of 2015, representing the difference between actual rates (i.e., actual cost to us) and the provisional rates used to calculate previously billed and recognized revenue. BARDA has audited our 2014 costs related to the partial termination for convenience of the SparVax® contract. While we do not currently believe the results of this audit will have an adverse effect on the Company, we cannot provide assurances that it will not have such an effect; furthermore, in 2014, we believe that our actual rates exceeded our provisional rates.

Our sole sources of revenue consist of (1) revenues related to the audit of the BARDA contract and (2) revenues under our September 2014 agreement with NIAID for the development of a next generation lyophilized anthrax vaccine based on the Company’s proprietary technology platform which contributes the rPA bulk drug substance that is used in the liquid SparVax® formulation.

The NIAID agreement is incrementally funded. Over the base period of the agreement, we were awarded initial funding of approximately $5.2 million, which includes a cost reimbursement component and a fixed fee component payable upon achievement of certain milestones. NIAID exercised the first and second options under this agreement in September 2015 and December 2015, respectively. The exercised options provide additional funding of approximately $4.9 million and an extension of the period of performance through April 30, 2017. The contract has a total value of up to approximately $28.1 million, if all technical milestones are met and all eight contract options are exercised by NIAID. NIAID may exercise the options in its sole discretion. If NIAID exercises all options, the contract would last approximately five years. If NIAID does not exercise any additional options, the contract would expire by its terms on April 30, 2017. Due to the current economic environment, the U.S. Government may be forced or choose to reduce or delay spending in the biodefense field, which would decrease the likelihood that the government will exercise its right to extend its existing contract with us, the likelihood of future government contract awards, and/or the likelihood that the government would procure products from us.

We have incurred significant losses since we commenced operations. As of December 31, 2015, we had accumulated losses of $223.7 million since our inception.

Historically, we have not generated positive cash flows from operations. To bridge the gap between payments made to us under our U.S. Government contracts and grants and our operating and capital needs, we have had to rely on a variety of financing sources, including the issuance of equity and equity-linked securities and proceeds from loans and other borrowings. On March 25, 2013, we entered into a controlled equity offering arrangement pursuant to which we could offer and sell, from time to time, through a sales agent, shares of our common stock having an aggregate offering price of up to $15.0 million, which we later amended on May 23, 2014 to increase the offering amount by $15.0 million. During 2014, we generated net proceeds of approximately $17.8 million under the controlled equity offering sales agreement, as amended. During the year ended December 31, 2015, we did not sell any shares of our common stock under this arrangement. Aggregate gross proceeds of up to $3.0 million remain available under this arrangement. We have no current plans to sell any shares under the controlled equity agreement.

On September 3, 2015, we satisfied in full our remaining obligations under our March 2012 Loan Agreement with General Electric Capital Corporation (“GE”). The termination of the Loan Agreement released us from our obligations under the Loan Agreement, which were collateralized by a security interest in substantially all of our assets.

On March 9, 2015, our Board of Directors approved our Realignment Plan with the goal of preserving and maximizing, for the benefit of our stockholders, the value of any proceeds from the SIGA litigation and our existing biodefense assets. The plan eliminated approximately two-thirds of our workforce and aimed to preserve sufficient cash and cash equivalents to finance our continued operations through a period of time expected to extend beyond our collection of the amount awarded to us by the Delaware Chancery Court’s affirmed judgment. We intend to maintain sufficient resources and personnel so that we may seek partners, co-developers or acquirers for our biodefense programs and continue to execute under our government contract with NIAID. The Company estimates total severance payments to executives and non-executives in connection with the Realignment Plan to amount to approximately $2.0 million. Severance payments of approximately $1.9 million were paid in 2015.

We can offer no assurances that we have correctly estimated the resources or personnel necessary to seek partners, co-developers or acquirers for our biodefense programs or execute under our NIAID contract. If a larger workforce or one with a different skillset is ultimately required to maintain our operations, we may be unable to maximize the value of the SIGA litigation and our existing biodefense assets. In addition, executive officers who have served the Company for many years have been terminated, and, with the exception of Eric Richman’s continued service on the Board, will no longer be available to guide the Company. We also cannot assure you that we have accurately estimated the cash and cash equivalents necessary to finance our operations until we have received SIGA’s payment, if at all. If revenues from our NIAID contract are less than we anticipate, if operating expenses exceed our expectations or cannot be adjusted accordingly, or if we have underestimated the time it will take for us to enforce payment of or collect the damages award from SIGA, then our business, results of operations, financial condition and cash flows will be materially and adversely affected.

In addition, we may voluntarily elect to raise additional capital to strengthen our financial position. There can be no assurances that we would be successful in raising additional funds on acceptable terms or at all. Additional sales of common stock may be made at prices that are dilutive to existing stockholders.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013

Net cash provided by (used in):
Operating activities	$(3,215,981)	$(8,474,042)	$(7,168,204)
Investing activities	(78,907)	(84,269)	(81,079)
Financing activities	223,125	16,733,524	5,030,127
Effects of exchange rates on cash	(1,775)	(12,841)	(1,382)
Total (decrease) increase in cash and cash equivalents	$(3,073,538)	$8,162,372	$(2,220,538)

Sources and Uses of Cash

Cash and cash equivalents were $15.6 million, $18.6 million and $10.5 million at December 31, 2015, 2014 and 2013, respectively. The $3.1 million decrease at December 31, 2015 compared to December 31, 2014 was primarily attributable to $3.2 million of cash used in operations, the $0.8 million repayment of the GE term loan, and $0.1 million in purchases of fixed assets, partially offset by $1.0 million in proceeds from stock option exercises. The $8.1 million increase from 2013 to 2014 is primarily due to the $18.1 million in net proceeds raised under the controlled equity offering arrangement and $0.7 million from warrant exercises, partially offset by the $2.1 million repayment of the GE loans and the cash loss from operating activities of $8.5 million. The $2.2 million decrease at December 31, 2013 compared to December 31, 2012 was primarily attributable to $7.2 million of cash used in operations, which includes approximately $3.0 million in cash paid in connection with a terminated merger agreement, and $0.8 million repayment of the current portion of long-term debt and $0.2 million net repayment of the revolving credit agreement, partially offset by $6.0 million in net proceeds raised under the controlled equity offering.

Operating Activities

Net cash used by operating activities was approximately $3.2 million, $8.5 million and $7.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Net cash used by operating activities during 2015 primarily reflects our net loss of $3.4 million, adjusted for $0.6 million for non-cash share-based compensation expense, the realization of a cumulative translation adjustment of $0.2 million, $0.2 million for other non-cash expenses, offset by the decrease in the fair value of our derivative instruments of $0.3 million. Receivables (billed and unbilled) increased by $1.1 million, accounts payable increased $0.1 million, and accrued restructuring expenses were $0.5 million.

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

We anticipate cash generated by contracts will be significantly lower in 2016 than in prior periods.

Investing Activities

There were no significant investing activities for the years ended December 31, 2015, 2014 and 2013, respectively.

Financing Activities

Net cash provided by financing activities was $0.2 million for the year ended December 31, 2015, as compared to $16.7 million for the year ended December 31, 2014 and $5.0 million for the year ended December 31, 2013.

Net cash provided by financing activities for the year ended December 31, 2015 was primarily due to $1.0 million in proceeds received from the issuance of common stock due to stock options exercised, partially offset by a $0.8 million repayment of the GE term loan.

Net cash provided by financing activities for the year ended December 31, 2014 was primarily due net proceeds received of $18.1 million from the sale of our common stock under the controlled equity offering arrangement and $0.7 million from the exercise of warrants, partially offset by a $2.1 million repayment of the GE loans.

Net cash provided by financing activities for the year ended December 31, 2013 was principally the result of net proceeds received of $6.0 million from the sale of our common stock under the controlled equity offering arrangement, partially offset by a $0.2 million repayment of the GE revolving credit agreement and $0.8 million repayment of the GE term loan.

On March 25, 2013, we entered into a controlled equity offering sales agreement with a sales agent, and filed with the SEC a prospectus supplement, dated March 25, 2013, to our prospectus, dated July 27, 2011 (“ the 2011 Prospectus’), pursuant to which we could offer and sell, from time to time, through the agent shares of our common stock having an aggregate offering price of up to $15.0 million. On May 23, 2014, we entered into an amendment, or the 2014 Amendment, to the controlled equity offering sales agreement with the sales agent, pursuant to which we may offer and sell, from time to time, through the agent shares of our common stock having an aggregate offering price of up to an additional $15.0 million. On that day, we filed a prospectus supplement to the 2011 Prospectus for use in any sales of these additional shares of common stock through July 26, 2014, the date the underlying registration statement (File No. 333-175394) expired. As a result of this expiration, the 2011 Prospectus, as supplemented on March 25, 2013 and May 23, 2014, may no longer be used for the sale of shares of common stock under the controlled equity offering sales agreement, as amended.

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

During 2015, we did not generate any proceeds under the controlled equity offering sales agreement, as amended. Aggregate gross proceeds of up to $3.0 million remain available under this arrangement. We have no current plans to sell any shares under the controlled equity agreement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following are contractual commitments at December 31, 2015:

Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating facility leases	$1,205,184	$848,273	$356,911	$-	$-
Research and development agreements	717,784	717,784	-	-	-
Total contractual obligations	$1,922,968	$1,566,057	$356,911	$-	$-

(1)	This table does not include any royalty payments relating to any future sales of products subject to license agreements we have entered into in relation to our in-licensed technology, as the timing and likelihood of such payments are not known. The table also excludes any obligations related to registration rights agreements, as a result of a maintenance failure (as defined in such agreements), as the likelihood of any such payment is not probable.

(2)	Lease obligations have not been reduced by the minimum sublease rentals of $0.2 million due in the future under noncancellable subleases.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is currently confined to our cash and cash equivalents and our revolving line of credit. We currently do not hedge interest rate exposure or foreign currency exchange exposure. We have not used derivative financial instruments for speculation or trading purposes.

The Company’s current operations in foreign countries are minimal. We have closed our operations in Canada, and have substantially liquidated our UK subsidiary. A 10% change in exchange rates (against the U.S. dollar) would not have a material impact on earnings, fair values or cash flow.

Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market interest rates would have a significant impact on their realized value.

The change in fair value of our derivative instruments is calculated utilizing the Black-Scholes model; therefore, a 10% increase/decrease in the closing price of our common stock at December 31, 2015, would have resulted in a change in fair value of derivative instruments and our earnings of approximately $0.1 million.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and supplementary data required to be filed pursuant to this Item 8 appear in a separate section of this report beginning on page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2015. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsored Organization of the Treadway Commission, or COSO, in “Internal Control-Integrated Framework (2013 Framework).” Based on this assessment, management concluded that as of December 31, 2015, the Company’s internal control over financial reporting is effective at the reasonable assurance level.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of internal control over financial reporting. This report dated March 11, 2016 appears on page F-2 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the most recently completed quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

On November 25, 2015, the Company’s Board of Directors adopted a stockholder rights plan (“Rights Plan”) in an effort to preserve the value of its net operating loss carryforwards (“NOLs”) under Section 382 of the Internal Revenue Code (the “Code”). The description and terms of the rights are set forth in a Section 382 Rights Agreement, dated as of November 25, 2015 (the “Section 382 Rights Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as Rights Agent.

PharmAthene's use of its NOLs could be substantially limited if the Company experiences an "ownership change" as defined in Section 382 of the Code. In general, an ownership change occurs if there is a cumulative change in PharmAthene's ownership by 5% shareholders (as defined in Section 382 of the Code) that increases by more than 50 percentage points over the lowest percentage owned by such shareholders at any time during the prior three years on a rolling basis. The Rights Plan was adopted to reduce the likelihood of an unintended ownership change occurring.

In connection with the adoption of the Rights Plan, on November 25, 2015 (the “Rights Dividend Declaration Date”), the Board declared a non-taxable dividend distribution of one share purchase right (“Right”) for each outstanding share of common stock to the Company's stockholders of record as of the close of business on December 9, 2015. The Section 382 Rights Plan is intended to act as a deterrent to any person (an “Acquiring Person”) acquiring (together with all affiliates and associates of such person) beneficial ownership of 4.99% or more of the Company’s outstanding common stock within the meaning of Section 382 of the Code, without the approval of the Board of Directors. Stockholders who beneficially owned 4.99% or more of the Company’s outstanding common stock as of the Rights Dividend Declaration Date are not be deemed to be an Acquiring Person, but such person will be deemed an Acquiring Person if such person (together with all affiliates and associates of such person) becomes the beneficial owner of securities representing a percentage of the Company’s common stock that exceeds by 0.5% or more the lowest percentage of beneficial ownership of the Company’s common stock that such person had at any time since the Rights Dividend Declaration Date. In its discretion, the Board may exempt certain persons whose acquisition of securities is determined by the Board not to jeopardize the availability to the Company's NOLs or other tax benefits and may also exempt certain transactions.

Subject to the terms, provisions and conditions of the Section 382 Rights Agreement, if the Rights become exercisable, each Right would initially represent the right to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock, par value $0.0001 per share, for a purchase price of $6.00 per Right (the “Purchase Price”). If issued, each fractional share of Series A Junior Participating Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s common stock. However, prior to exercise, a Right does not give its holder any rights as a stockholder of the Company, including any dividend, voting or liquidation rights.

The Rights will expire on the earliest of (i) the close of business on November 25, 2018, (ii) the time at which the Rights are redeemed or exchanged under the Rights Plan, (iii) the repeal of Section 382 or any successor statute and the Board's determination that the Rights Plan is no longer necessary for the preservation of the Company's NOLs or (iv) the beginning of a taxable year of the Company in which the Board determines that no NOLs may be carried forward.

The issuance of the Rights is not a taxable event and will not affect the Company's reported financial condition or results of operations, including earnings per share. Additional information regarding the Rights Plan is contained in the Company’s current report on Form 8-K, filed on November 25, 2015.

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

Financial Statement Schedules

Required information is included in the footnotes to the financial statements.

Exhibit Index

Exhibit No.	Description

1.1	Controlled Equity Offering Sales Agreement, dated March 25, 2013, between PharmAthene, Inc. and Cantor Fitzgerald & Co. (32)

1.2	Amendment No. 1 to Controlled Equity Offering Sales Agreement, dated May 23, 2014, between PharmAthene, Inc. and Cantor Fitzgerald & Co. (36)

2.2	Sale and Purchase Agreement, dated March 20, 2008, by and among the Registrant and Avecia Investments Limited, Avecia Biologics Limited and Avecia Biologics, Inc. (5)

2.3	Amendment Agreement, dated April 2, 2008, by and among, PharmAthene, Inc., PharmAthene UK Limited and PharmAthene US Corporation and Avecia Investments Limited, Avecia Biologics Limited and Avecia Biologics, Inc. (6)

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended. (17)

3.1.1	Certificate of Designation, as filed with the State of Delaware on November 25, 2015. (40)

3.2	By-laws, as amended. (34)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (4)

4.6	Form of Warrant in connection with Securities Purchase Agreement dated as of April 7, 2010. (21)

4.7	Form of Warrant in connection with Securities Purchase Agreement dated as of July 20, 2010. (22)

4.8	Form of Warrant in connection with Subscription Agreement dated as of June 10, 2011. (30)

4.9	Form of Warrant in connection with Loan and Security Agreement, dated March 30, 2012. (31)

10.4	Form of Registration Rights Agreement among the Registrant and the initial stockholders of Healthcare Acquisition Corp. (1)

10.9	Form of Registration Rights Agreement by and among the Registrant and the former stockholders and note holders of PharmAthene, Inc. (2)

10.12	Amended and Restated 2007 Long-Term Incentive Compensation Plan. (8)

10.28	Office Lease, dated September 14, 2006, by and between the Company and Park Place Trust, as amended by First Amendment to Office Lease, dated January 22, 2007. (4)+

10.28.2	Second Amendment to Office Lease, by and between the Company and Park Place Trust, dated September 16, 2008. (39)

10.30	Form of PharmAthene, Inc. Executive Employment Agreement. (9)++

10.30.1	Employment Agreement, dated December 23, 2010, by and between Eric Richman and the Company++ (26)

10.30.6	Form of Executive Restricted Stock Award Agreement.++ (29)

10.30.7	Form of Executive Stock Option Agreement.++ (29)

10.30.8	Form of Director Stock Option Agreement.++ (29)

10.30.10	Employment Agreement, dated February 7, 2012, by and between Linda Chang and the Company. (16)++

10.30.11	Employment Agreement, dated April 18, 2008, by and between Francesca Cook and the Company. (33)++

10.30.12	Employment Agreement, dated April 18, 2008, by and between Wayne Morges and the Company. (38)++

10.30.13	Employment Agreement, dated November 5, 2015, by and between John M. Gill and the Company. (41)++*

10.30.14	Separation Agreement and General Release and Waiver, dated March 9, 2015, by and between Francesca Cook and the Company. (41)++

10.30.15	Separation Agreement and General Release and Waiver, dated March 16, 2015, by and between Eric Richman and the Company. (41)++

10.30.16	Separation Agreement and General Release and Waiver, dated March 31, 2015, by and between Wayne Morges, Ph.D. and the Company. (41)++

10.30.17	Separation Agreement and General Release and Waiver, dated April 30, 2015, by and between Linda Chang and the Company. (41)++

10.31	Form of PharmAthene, Inc. Confidentiality and Non-Solicitation Agreement. (9)

10.44	Contract with the National Institutes of Health for the Production and Testing of Anthrax Recombinant Protective Antigen (rPA) Vaccine (#N01-AI-30052) (“NIH Prime Contract-Anthrax”), dated September 29, 2003. (19)+

10.45	Amendments 1 through 13 to the NIH Prime Contract-Anthrax. (19)+

10.45.2	Modification (Amendment) 18 to the Contract with the National Institutes of Health for the Production and Testing of Anthrax Recombinant Protective Antigen (rPA) Vaccine (HHSO100200900103C). (27)+

10.48	Form of Indemnification Agreement (12)

10.51	Form of Note and Warrant Purchase Agreement, dated as of July 24, 2009, by and among PharmAthene, Inc. and the investors signatories thereto, as amended by Amendment No. 1 to Note and Warrant Purchase Agreement, dated as of July 26, 2009 and Amendment No. 2 to Note and Warrant Purchase Agreement, dated as of July 28, 2009. (14)

10.52	Form of Registration Rights Agreement, dated as of July 28, 2009 by and among PharmAthene, Inc. and the investors signatories thereto. (14)

10.55	Form of Securities Purchase Agreement, dated as of April 7, 2010, between PharmAthene, Inc. and the Purchasers party thereto.(23)

10.56	Form of Securities Purchase Agreement, dated as of July 20, 2010, between PharmAthene, Inc. and the Purchasers party thereto.(24)

10.57	Form of Subscription Agreement, dated as of June 10, 2011, between PharmAthene, Inc. and the Investors party thereto. (30)

10.58	Loan and Security Agreement, dated March 30, 2012. (31)

10.61	Contract with the National Institute of Allergy and Infectious Diseases of the National Institutes of Health for the Development of Vaccine Formulations Effective Against NIAID Priority Pathogens, dated September 9, 2014 (Contract No. HHSN272201400040C). + (37)

21	Subsidiaries.*

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).*

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a).*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.*

(101)	The following consolidated financial statements from the PharmAthene, Inc. annual report on Form 10-K for the year ended December 31, 2015, formatted in Extensive Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (v) Notes to consolidated financial statements.*

101.INS	Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant filed on May 6, 2005.

(2)	Incorporated by reference to the current report on Form 8-K filed by the Registrant on January 22, 2007.

(3)	Intentionally omitted.

(4)	Incorporated by reference to the current report on Form 8-K/A filed by the Registrant on September 24, 2007.

(5)	Incorporated by reference to the current report on Form 8-K filed by the Registrant on March 26, 2008.

(6)	Incorporated by reference to the current report on Form 8-K filed by the Registrant on April 8, 2008.

(7)	Intentionally omitted.

(8)	Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed by the Registrant on May 15, 2008.

(9)	Incorporated by reference to the corresponding exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 2008.

(10)	Intentionally omitted.

(11)	Intentionally omitted.

(12)	Incorporated by reference to Exhibit 10.45 to the current report on Form 8-K filed by the Registrant on January 27, 2009.

(13)	Intentionally omitted.

(14)	Incorporated by reference to Amendment No. 1 to the Company’s current report on Form 8-K filed on August 3, 2009.

(15)	Intentionally omitted.

(16)	Incorporated by reference to the corresponding exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2011.

(17)	Incorporated by reference to the Registrant’s current report on Form 8-K filed on November 4, 2009.

(18)	Intentionally omitted.

(19)	Incorporated by reference to the corresponding exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2008.

(20)	Incorporated by reference to Exhibit 10.44 to the quarterly report on Form 10-Q for the quarter ended September 30, 2008.

(21)	Incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on April 8, 2010.

(22)	Incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on July 20, 2010.

(23)	Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on April 8, 2010.

(24)	Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on July 20, 2010.

(25)	Incorporated by reference to Exhibit 10.30.3 to the Registrant’s current report on Form 8-K filed on May 24, 2010.

(26)	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Registrant on December 30, 2010.

(27)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2010.

(28)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2010.

(29)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2011.

(30)	Incorporated by reference to the current report on Form 8-K filed by the Registrant on June 10, 2011.

(31)	Incorporated by reference to the current report on Form 8-K filed by the Registrant on April 3, 2012.

(32)	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Registrant on March 25, 2013.

(33)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2013.

(34)	Incorporated by reference to Exhibit 3.1to the current report on Form 8-K filed by the Registrant on January 14, 2014.

(35)	Incorporated by reference to Exhibit 10.61 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2014.

(36)	Incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 filed on May 23, 2014.

(37)	Incorporated by reference to the corresponding exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2014.

(38)	Incorporated by reference to Exhibit 10.30.2 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2009.

(39)	Incorporated by reference to Exhibit 10.44 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2008.

(40)	Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on November 25, 2015.

(41)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2015.

*	Filed herewith.

+	Certain confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

++	Management Compensation Arrangement.

Financial Statements and Schedules of Subsidiaries and Affiliates

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Annapolis, State of Maryland, on the 11 day of March, 2016.

PHARMATHENE, INC.

By:	/s/ John M. Gill
John M. Gill
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

Signature	Title	Date

/s/ John M. Gill	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2016
John M. Gill

/s/ Philip MacNeill	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2016
Philip MacNeill

/s/ Mitchel Sayare	Chairman of the Board	March 11, 2016
Mitchel Sayare, Ph.D.

/s/ Eric I. Richman		March 11, 2016
Eric I. Richman	Director

/s/ Derace Schaffer		March 11, 2016
Derace Schaffer, M.D.	Director

/s/ Jeffrey W. Runge		March 11, 2016
Jeffrey W. Runge, M.D.	Director

/s/ Steven St. Peter		March 11, 2016
Steven St. Peter, M.D.	Director

PHARMATHENE, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of

PharmAthene, Inc.

We have audited PharmAthene, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). PharmAthene Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PharmAthene, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PharmAthene, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

March 11, 2016

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of

PharmAthene, Inc.

We have audited the accompanying consolidated balance sheets of PharmAthene, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PharmAthene, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PharmAthene Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
March 11, 2016

PHARMATHENE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$15,569,813	$18,643,351
Billed accounts receivable	511,994	110,656
Unbilled accounts receivable	963,345	297,431
Prepaid expenses and other current assets	181,714	199,194
Total current assets	17,226,866	19,250,632

Property and equipment, net	233,694	325,772
Other long-term assets and deferred costs	53,384	53,384
Goodwill	2,348,453	2,348,453
Total assets	$19,862,397	$21,978,241

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$521,122	$391,396
Accrued expenses and other liabilities	1,248,708	1,195,412
Accrued restructuring expenses	381,950	-
Current portion of long-term debt	-	746,146
Other short-term liabilities	11,250	70,326
Current portion of derivative instruments	16,411	178,509
Total current liabilities	2,179,441	2,581,789

Accrued restructuring expenses - long term	108,641	-
Other long-term liabilities	433,407	493,137
Derivative instruments, less current portion	491,791	629,170
Total liabilities	3,213,280	3,704,096

Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 64,382,086 and 63,603,303 shares issued and outstanding at December 31, 2015 and 2014, respectively	6,438	6,360
Additional paid-in-capital	240,366,704	238,780,633
Accumulated other comprehensive loss	-	(229,528)
Accumulated deficit	(223,724,025)	(220,283,320)
Total stockholders' equity	16,649,117	18,274,145
Total liabilities and stockholders' equity	$19,862,397	$21,978,241

The accompanying notes are an integral part of the consolidated financial statements.

PHARMATHENE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013

Contract revenue	$10,640,660	$10,190,205	$17,912,607

Operating expenses:
Research and development	5,133,512	9,319,828	15,290,142
General and administrative	6,222,185	10,911,724	13,279,186
Restructuring expense	2,546,159	-	-
Depreciation	141,604	149,958	182,487
Total operating expenses	14,043,460	20,381,510	28,751,815

Loss from operations	$(3,402,800)	$(10,191,305)	$(10,839,208)
Other income (expense):
Interest expense, net	(54,581)	(210,399)	(366,706)
Realization of cumulative translation adjustment	(229,192)	-	-
Change in fair value of derivative instruments	299,477	508,817	(444,622)
Other income (expense)	8,137	(762)	(6,071)
Total other income (expense)	23,841	297,656	(817,399)

Loss before income taxes	(3,378,959)	(9,893,649)	(11,656,607)
Income tax provision	(61,746)	(61,746)	(61,746)
Net loss	$(3,440,705)	$(9,955,395)	$(11,718,353)

Basic and diluted net loss per share	$(0.05)	$(0.17)	$(0.23)
Weighted average shares used in calculation of basic and diluted net loss per share	63,986,013	57,535,325	50,659,116

The accompanying notes are an integral part of the consolidated financial statements.

PHARMATHENE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2015	2014	2013

Net loss	$(3,440,705)	$(9,955,395)	$(11,718,353)
Other comprehensive loss:
Foreign currency translation adjustment	336	(10,818)	(1,382)
Realization of cumulative translation adjustment included in net loss	229,192	-	-
Comprehensive loss	$(3,211,177)	$(9,966,213)	$(11,719,735)

The accompanying notes are an integral part of the consolidated financial statements.

PHARMATHENE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance as of 12/31/2012	48,352,651	$4,835	$210,495,905	$(217,328)	$(198,609,572)	$11,673,840
Net loss	-	-	-	-	(11,718,353)	(11,718,353)
Foreign currency translation adjustments	-	-	-	(1,382)	-	(1,382)
Issuance of common stock, net issuance costs	3,883,173	388	5,943,707	-	-	5,944,095
Share-based compensation - stock options	-	-	1,352,117	-	-	1,352,117
Shares issued upon exercise of stock options	61,756	7	74,789	-	-	74,796
Employee vesting of restricted shares	6,666	-	10,599	-	-	10,599
Balance as of 12/31/2013	52,304,246	5,230	217,877,117	(218,710)	(210,327,925)	7,335,712
Net loss	-	-	-	-	(9,955,395)	(9,955,395)
Foreign currency translation adjustments	-	-	-	(10,818)	-	(10,818)
Issuance of common stock, net issuance costs	10,520,454	1,052	17,685,043	-	-	17,686,095
Share-based compensation - stock options	-	-	1,649,994	-	-	1,649,994
Shares issued upon exercise of stock options	352,718	35	455,805	-	-	455,840
Shares issued upon exercise of warrants	419,218	42	1,107,022	-	-	1,107,064
Employee vesting of restricted shares	6,667	1	5,652	-	-	5,653
Balance as of 12/31/2014	63,603,303	6,360	238,780,633	(229,528)	(220,283,320)	18,274,145
Net loss	-	-	-	-	(3,440,705)	(3,440,705)
Foreign currency translation adjustments	-	-	-	336	-	336
Realization of cumulative translation adjustment	-	-	-	229,192	-	229,192
Share-based compensation - stock options	-	-	613,017	-	-	613,017
Shares issued upon exercise of stock options	778,783	78	973,054	-	-	973,132
Balance as of 12/31/2015	64,382,086	$6,438	$240,366,704	$-	$(223,724,025)	$16,649,117

The accompanying notes are an integral part of the consolidated financial statements.

PHARMATHENE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013

Operating activities
Net loss	$(3,440,705)	$(9,955,395)	$(11,718,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Realization of cumulative translation adjustment	229,192	-	-
Share-based compensation expense	613,017	1,655,647	1,362,716
Change in fair value of derivative instruments	(299,477)	(508,817)	444,622
Depreciation expense	141,604	149,958	182,487
Deferred income taxes	61,746	61,746	61,746
Non-cash interest expense	(45,358)	83,021	135,162
Restructuring expense related to property and equipment	36,981	-	-
Gain on the disposal of property and equipment	(7,600)	(5,394)	(3,500)
Changes in operating assets and liabilities:
Accounts receivable	(401,338)	1,316,457	1,005,528
Unbilled accounts receivable	(665,914)	1,902,094	1,914,917
Prepaid expenses and other current assets	5,202	(5,367)	282,057
Accounts payable	129,726	(736,776)	(569,120)
Accrued restructuring expenses	481,761	-	-
Accrued expenses and other liabilities	(54,818)	(2,089,493)	773,566
Deferred revenue	-	(341,723)	(1,040,032)
Net cash used in operating activities	(3,215,981)	(8,474,042)	(7,168,204)
Investing activities
Purchases of property and equipment	(86,507)	(92,269)	(84,579)
Proceeds from the sale of property and equipment	7,600	8,000	3,500
Net cash used in investing activities	(78,907)	(84,269)	(81,079)
Financing activities
Repayment of debt	(750,007)	(999,996)	(749,997)
Net repayment of revolving credit agreement	-	(1,091,740)	(238,767)
Net proceeds from exercise of warrants	-	683,325	-
Proceeds from issuance of common stock, including exercise of
stock options, net of offering costs	973,132	18,141,935	6,018,891
Net cash provided by financing activities	223,125	16,733,524	5,030,127
Effects of exchange rates on cash and cash equivalents	(1,775)	(12,841)	(1,382)
Increase (decrease) in cash and cash equivalents	(3,073,538)	8,162,372	(2,220,538)
Cash and cash equivalents, at beginning of year	18,643,351	10,480,979	12,701,517
Cash and cash equivalents, at end of year	$15,569,813	$18,643,351	$10,480,979

Supplemental disclosure of cash flow information
Cash paid for interest	$108,391	$128,073	$234,119

The accompanying notes are an integral part of the consolidated financial statements.

PHARMATHENE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2015

Note 1 - Organization and Business

We have been engaged in the biodefense business through our predecessor entity since our inception in 2001.

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

On September 9, 2014, we signed a contract with the National Institutes of Allergy and Infectious Diseases (“NIAID”) for the development of a next generation lyophilized anthrax vaccine based on the Company’s proprietary technology platform which contributes the recombinant protective antigen (“rPA”) bulk drug substance that is used in the liquid SparVax® formulation. The contract is incrementally funded. Over the base period of the contract, we were awarded initial funding of approximately $5.2 million, which includes a cost reimbursement component and a fixed fee component payable upon achievement of certain milestones. NIAID exercised the first and second options under this agreement in September 2015 and December 2015, respectively. The exercised options provide additional funding of approximately $4.9 million and an extension of the period of performance through April 30, 2017. The contract has a total value of up to approximately $28.1 million, if all technical milestones are met and all eight contract options are exercised by NIAID. If NIAID exercises all options, the contract would last approximately five years. If NIAID does not exercise any additional options, the contract would expire by its terms on April 30, 2017.

On March 9, 2015, our Board of Directors approved our realignment plan (the “Realignment Plan”) with the goal of preserving and maximizing, for the benefit of our stockholders, the value of any proceeds from our litigation with SIGA Technologies, Inc. (“SIGA”) and our existing biodefense assets. The plan eliminated approximately two-thirds of our workforce and aimed to preserve sufficient cash and cash equivalents to finance our continued operations through a period of time that is expected to extend beyond our collection of the amount awarded to us by the Delaware Chancery Court’s affirmed judgment. We intend to maintain sufficient resources and personnel so that we can seek partners, co-developers or acquirers for our biodefense programs and continue to execute under our government contract with NIAID. Total severance payments to executives and non-executives in connection with the Realignment Plan amount to approximately $2 million (all of which was expensed during the year ended December 31, 2015). Approximately $1.9 million of such severance expenses were paid in 2015. Historically, the Company has performed under government contracts and grants and raised funds from investors (including additional debt and equity issued in 2015 and 2014) to sustain our operations. The Company has spent substantial funds in the research, development, clinical and preclinical testing in excess of revenues, to support the Company’s product candidates and to market and sell its products. We have incurred losses in each year since inception, and have an accumulated deficit of $223.7 million. If we continue to incur losses and are not able to raise adequate funds to cover those losses, we may be required to cease operations.

On July 6, 2015, we signed a license agreement with ImmunoVaccine Technologies (“IMV”) for the exclusive use of the DepoVaxTM vaccine platform (“DPX”), to develop an anthrax vaccine utilizing PharmAthene’s rPA. IMV is a clinical-stage vaccine development company located in Halifax, Nova Scotia, Canada. PharmAthene will reimburse up to $210,000 to IMV for their efforts in developing this vaccine and, in addition, PharmAthene will pay to IMV annual payments of $200,000, additional payments for the achievement of certain milestones relating to contracting with the U.S. Government as well as achieving certain clinical/regulatory and commercial milestones, and achievement of sales targets, and royalties on sales related to the use of DepoVaxTM.

On September 2, 2015, the Company entered into a sublease agreement with a third party with respect to a portion of its leased office space in Annapolis, Maryland. See Note 7 – Commitments and Contingencies – Leases.

As of December 31, 2015, our cash balance was $15.6 million, our accounts receivable (billed and unbilled) balance was $1.5 million, and our current liabilities were $2.2 million. As of December 31, 2015, we had approximately $3.0 million of remaining availability under our controlled equity offering arrangement, although we did not sell any shares of common stock under such facility during the year ended December 31, 2015 (see Note 8 – Stockholders’ Equity – Controlled Equity Offering). We believe, based on the operating cash requirements and capital expenditures expected for 2016, the Company’s cash on hand at December 31, 2015 is adequate to fund operations for at least the next twelve months. On September 3, 2015, we satisfied in full our remaining obligations under our March 2012 Loan Agreement with General Electric Capital Corporation (“GE Capital”), as discussed further in Note 6- Financing Transactions.

We can offer no assurances that we have correctly estimated the resources or personnel necessary to seek partners, co-developers or acquirers for our biodefense programs or execute under our NIAID contract. If a larger workforce or one with a different skillset is ultimately required to implement our Realignment Plan successfully, we may be unable to maximize the value of the SIGA litigation and our existing biodefense assets. In addition, in connection with the Realignment Plan, executive officers who have served the Company for many years have been terminated, and, with the exception of Mr. Richman’s continued service on the Board, will no longer be available to guide the Company. We also cannot assure you that we have accurately estimated the cash and cash equivalents necessary to finance our operations until we have received SIGA’s payment, if any. If revenues from our NIAID contract are less than we anticipate, if operating expenses exceed our expectations or cannot be adjusted accordingly, or if we have underestimated the time it will take for us to enforce payment of or collect any damages award from SIGA, then our business, results of operations, financial condition and cash flows will be materially and adversely affected.

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

Foreign Currency Translation

The functional currency of our wholly owned foreign subsidiary, PharmAthene UK Limited, is its local currency. Assets and liabilities of our foreign subsidiary are translated into United States dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the weighted average exchange rates prevailing during the reporting period. Translation adjustments for subsidiaries that have not been sold, substantially liquidated or otherwise disposed of are accumulated in other comprehensive loss, a component of stockholders’ equity. Foreign currency translation adjustments are the sole component of accumulated other comprehensive loss at December 31, 2014. Transaction gains or (losses) are included in the determination of net income or loss.

In June 2015, we substantially liquidated PharmAthene UK Limited, which we had acquired in 2008. Prior to substantially liquidating the UK subsidiary, currency fluctuations were recorded as foreign currency translation adjustments, a component of other comprehensive income. As a result of the substantial liquidation, we realized an approximate loss of $0.2 million in our consolidated statements of operations, which represents the amount of previously recorded foreign currency translation adjustments related to our UK subsidiary.

Comprehensive Loss and Accumulated Other Comprehensive Income

Comprehensive loss includes the total of our net loss and all other changes in equity other than transactions with owners, which only includes changes in equity for cumulative translation adjustments resulting from the consolidation of foreign subsidiaries, as the financial statements of the subsidiary located outside of the United States are accounted for using the local currency as the functional currency for the years ended December 31, 2014 and 2013.

Cash and Cash Equivalents

Cash and cash equivalents are stated at market value which approximates market value and include investments in money market funds with financial institutions which are stated at market value. The company maintains cash balances with financial institutions in excess of insured limits.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, and billed and unbilled accounts receivable. We maintain our cash and cash equivalents in the form of money market accounts and overnight deposits with financial institutions that we believe are credit worthy. Because our billed and unbilled accounts receivable consist of amounts due from the U.S. Government, there is minimal credit risk.

Significant Customers and Accounts Receivable

For the year ended December 31, 2015, our primary customers were NIAID and the Biomedical Advanced Research and Development Authority (“BARDA”). For the year ended December 31, 2014, our primary customers were NIAID, BARDA and Chemical Biological Medical Systems (“CBMS”). As of December 31, 2015, the Company’s billed and unbilled receivable balances were comprised solely of receivables from NIAID. As of December 31, 2014, the Company’s billed and unbilled receivable balances were comprised solely of receivables from NIAID and BARDA. The receivable balances are reported at amounts expected to be collected in future periods. No allowance for doubtful accounts is necessary given the circumstances.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of net identifiable assets associated with acquisitions. We review the recoverability of goodwill annually at the end of our fiscal year or more often if events or changes in circumstances indicate that it is more likely than not that an impairment exists. Recoverability of goodwill is reviewed by comparing our market value (as measured by our stock price multiplied by the number of outstanding shares as of the end of the year) to the net book value of our equity. If our market value exceeds our net book value, no further analysis is required. We completed our annual impairment assessment of goodwill on December 31, 2015 and determined that there was no impairment as of that date. Changes in our business strategy or adverse changes in market conditions could impact the impairment analyses and require the recognition of an impairment charge equal to the excess of the carrying value over its estimated fair value.

Restructuring Expense

Restructuring expense for the year-ended December 31, 2015 is as follows:

				Balance to Be
	Expensed	Paid	Amortized	Paid or Amortized In
Description	2015	2015	2015	Future Periods

Severance expense	$2,031,939	$1,900,117	$-	$131,822
Legal expense	120,911	120,911	-	-
Other employee-related expense	13,200	13,200	-	-
Share-based compensation expense	(53,741)	-	(53,741)	-
Sublease expense	437,212	-	78,443	358,769
Impairment of property and equipment	36,981	-	36,981	-
Other sublease related benefit	(40,343)	16,602	(56,945)	-
Total restructuring expense	$2,546,159	$2,050,830	$4,738	$490,591

Fair Value of Financial Instruments

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

We analyze each cost reimbursable grant to determine whether we should report such reimbursements as revenue or as an offset to our expenses incurred. We had no reimbursements for the year ended December 31, 2015 or 2014; however, for the year ended December 31, 2013, we recorded approximately $0.02 million of costs reimbursed by the government as a reduction of research and development expenses.

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

Share-Based Compensation

We expense the estimated fair value of share-based awards granted to employees, non-employee directors and consultants under our stock compensation plans.

The fair value of stock options granted to employees and non-employee directors is determined at the grant date using the Black-Scholes option pricing model, which considers, among other factors, the expected life of the award and the expected volatility of our stock price. The value of the award that is ultimately expected to vest is recognized as expense on a straight line basis over the employee’s requisite service period.

The fair value of stock options granted to consultants is determined at the grant date using the Black-Scholes option pricing model and remeasured at each quarterly reporting date over their requisite service period. The value of the award that is ultimately expected to vest is recognized as expense on a straight line basis over their requisite service period.

The fair value of restricted stock grants granted to employees and non-employee directors is determined based on the closing price of our common stock on the award date and is recognized as expense ratably over the requisite service period.

The fair value of restricted stock grants granted to consultants is determined based on the closing price of our common stock on the award date, is remeasured at each quarterly reporting date and is recognized as expense ratably over the requisite service period.

Share-based compensation expense in 2015, 2014 and 2013 is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures.

Share-based compensation expense for 2015, 2014 and 2013 is as follows:

	Year Ended December 31,
	2015	2014	2013

Research and development	$122,412	$452,870	$333,735
General and administrative	544,346	1,202,777	1,028,981
Restructuring benefit	(53,741)	-	-
Total share-based compensation expense	$613,017	$1,655,647	$1,362,716

As a result of the restructuring and termination of employees, during the year ended December 31, 2015, we recognized approximately $75,000 of share-based compensation expense resulting from our agreement to extend the exercise period of the vested stock options for several of the executives who were terminated. In addition, approximately $129,000 of previously recognized share-based compensation expense was reversed for unvested stock options forfeited as a result of the restructuring and termination of employees. The $53,741 net reversal of share-based compensation expense is reflected in restructuring benefit in the above table.

During the years ended December 31, 2015, 2014 and 2013, we received proceeds of $1.0 million, $0.5 million and $0.1 million from stock options exercised, respectively. No income tax benefit was recognized in the consolidated statements of operations for stock-based compensation for the years presented due to the Company’s net loss position.

Income Taxes

We account for income taxes using the asset and liability approach, which requires the recognition of future tax benefits or liabilities on the temporary differences between the financial reporting and tax bases of our assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. We also recognize a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. As of December 31, 2015 and 2014, we had recognized a full valuation allowance since the likelihood of realization of our tax deferred assets does not meet the more likely than not threshold.

We incurred income tax expense of approximately $0.1 million for each of the years ended December 31, 2015, 2014 and 2013, relating exclusively to the generation of a deferred tax liability associated with the tax amortization of goodwill.

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

For the periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses. Approximately 6.5 million, 11.9 million and 11.6 million potential dilutive securities have been excluded in the calculation of diluted net loss per share in 2015, 2014 and 2013, respectively, because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 clarifies the principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance affects entities that enter into contracts with customers to transfer goods or services, and supersedes prior GAAP guidance, namely Accounting Standards Codification Topic 605 – Revenue Recognition. On July 9, 2015, the FASB voted and approved to defer the effective date of ASU No. 2014-09 by one year. As a result, ASU No. 2014-09 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted but not prior to the original effective date of annual periods beginning after December 15, 2016. ASU No. 2014-09 is to be applied retrospectively, or on a modified retrospective basis. We have not determined the impact of adopting ASU No. 2014-09 on our consolidated financial statements and plan to complete our evaluation by late 2017.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes, or ASU No. 2015-17. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are currently evaluating the impact of adopting ASU No. 2015-17 on our consolidated financial statements.

Note 3 - Fair Value Measurements

The carrying amounts of our short term financial instruments, which primarily include cash and cash equivalents, accounts receivable (billed and unbilled), and accounts payable, approximate their fair values due to their short maturities. We define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We report assets and liabilities that are measured at fair value using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis:

	As of December 31, 2015
	Level 1	Level 2	Level 3	Balance

Assets
Investment in money market funds(1)	$6,430,561	$-	$-	$6,430,561
Total investment in money market funds	$6,430,561	$-	$-	$6,430,561

Liabilities
Current portion of derivative instruments related to stock purchase warrants	$-	$-	$16,411	$16,411
Non-current portion of derivative instruments related to stock purchase warrants	-	-	491,791	491,791
Total derivative instruments related to stock purchase warrants	$-	$-	$508,202	$508,202

	As of December 31, 2014
	Level 1	Level 2	Level 3	Balance

Assets
Investment in money market funds(1)	$6,429,104	$-	$-	$6,429,104
Total investment in money market funds	$6,429,104	$-	$-	$6,429,104

Liabilities
Current portion of derivative instruments related to stock purchase warrants	$-	$-	$178,509	$178,509
Non-current portion of derivative instruments related to stock purchase warrants	-	-	629,170	629,170
Total derivative instruments related to stock purchase warrants	$-	$-	$807,679	$807,679

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheets.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the years ended December 31, 2015, 2014 and 2013:

			Exercised
	Balance as of	Unrealized	Stock Purchase	Balance as of
	December 31,	(Gains)	Warrants	December 31,
Description	2014	2015	2015	2015

Derivative liabilities related to stock purchase warrants	$807,679	$(299,477)	$-	$508,202

			Exercised
	Balance as of	Unrealized	Stock Purchase	Balance as of
	December 31,	(Gains)	Warrants	December 31,
Description	2013	2014	2014	2014

Derivative liabilities related to stock purchase warrants	$1,740,235	$(508,817)	$(423,739)	$807,679

			Exercised
	Balance as of	Unrealized	Stock Purchase	Balance as of
	December 31,	Losses	Warrants	December 31,
Description	2012	2013	2013	2013

Derivative liabilities related to stock purchase warrants	$1,295,613	$444,622	$-	$1,740,235

At December 31, 2015, derivative liabilities are comprised of warrants to purchase 1,275,419 shares of common stock. At December 31, 2014 and 2013, derivative liabilities are comprised of 1,775,419 and 2,899,991 warrants to purchase common stock, respectively. The warrants are considered to be derivative liabilities due to the presence of net settlement features and/or non-standard anti-dilution provisions, and as a result, are recorded at fair value at each balance sheet date. The fair value of our warrants is determined based on the Black-Scholes option pricing model. Use of the Black-Scholes option-pricing model requires the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to the unobservable inputs identified above may change the stock purchase warrants’ fair value; increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in the unobservable inputs generally result in decreases in fair value. Gains and losses on the fair value adjustments for these derivative instruments are classified in other income (expense) as the change in fair value of derivative instruments in our consolidated statements of operations.

Quantitative Information about Level 3 Fair Value Measurements
Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs

$508,202	Black-Scholes option pricing model	Expected term
Expected dividends
Anticipated volatility

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures its long-lived assets, including property, plant and equipment, intangible assets and goodwill, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the year ended December 31, 2015, the Company recorded an impairment charge for property and equipment in the amount of $36,981, and included as part of restructuring expense. These assets were written down to their fair value of $0 in conjunction with the sublease of the Company’s leased office space (see Note 7 – Commitments and Contingencies – Leases). As of December 31, 2015, the Company had no other assets or liabilities that were measured at fair value on a nonrecurring basis. No such fair value impairment was recognized in the years ended December 31, 2014 and 2013.

Note 4 - Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2015	2014

Leasehold improvements	$593,739	$758,126
Furniture and office equipment	234,018	234,018
Computer and other equipment	1,263,193	1,522,331
	2,090,950	2,514,475
Less accumulated depreciation	(1,857,256)	(2,188,703)
Property and equipment, net	$233,694	$325,772

Included in Computer and other equipment is approximately $0.05 million of unamortized computer software costs. Depreciation expense was $0.1 million for each of the years ended December 31, 2015 and 2014, and was $0.2 million for the year ended December 31, 2013.

Note 5 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2015	2014

Accrued research and development expenses	$451,805	$540,722
Accrued professional fees	600,390	509,953
Accrued employee and payroll related expenses	102,632	37,313
Other	93,881	107,424
Accrued expenses and other liabilities	$1,248,708	$1,195,412

Note 6 - Debt

Term Loan and Revolving Line of Credit

On March 30, 2012, the Company entered into a Loan Agreement with GE Capital. The Loan Agreement provided for a senior secured debt facility including a $2.5 million term loan and a revolving line of credit of up to $5.0 million based on our outstanding qualified accounts receivable.

On September 3, 2015, we satisfied in full our remaining obligations under the GE Capital Loan Agreement. The Loan Agreement was scheduled to terminate on September 29, 2015. The termination of the Loan Agreement released PharmAthene from further obligations under the Loan Agreement, which were collateralized by a security interest in substantially all of our assets.

The final payment fee was accrued and expensed over the term of the Loan Agreement, using the effective interest method. Financing costs incurred in connection with this agreement were also amortized over the term of the agreement using the effective interest method.

In connection with the Loan Agreement, in 2012 we issued to GE Capital a warrant to purchase 46,584 shares of the Company’s common stock at an exercise price of $1.61 per share. The warrant, which expires in March 2022, was not affected by the termination. The warrant was exercisable immediately and subject to customary and standard anti-dilution adjustments. The warrant is classified in equity and, as a result, the fair value of the warrant was charged to additional paid-in-capital resulting in a debt discount at the date of issuance. The debt discount was amortized over the term of the Loan Agreement using the effective interest method.

Note 7 - Commitments and Contingencies

Leases

We lease our office in Maryland under a 10 year operating lease, which commenced on May 1, 2007. Remaining annual minimum payments are as follows:

Year	Lease Payments(1)

2016	$848,273
2017	356,911
$1,205,184

(1)	Minimum payments have not been reduced by the minimum sublease rentals of $0.2 million due in the future under noncancellable subleases.

For the year ended December 31, 2015, total rent expense under the operating lease agreement approximated $0.7 million. For each of the years ended December 31, 2014 and 2013, total rent expense under operating lease agreements approximated $0.8 million. Total rent expense is allocated to research and development and general and administrative expenses on the consolidated statements of operations.

On September 2, 2015, the Company entered into a sublease agreement with a third party with respect to a portion of its leased office space at an amount less than the Company’s leased amount. As a result, we realized a loss of $0.4 million in restructuring expense on our consolidated statements of operations for the year ended December 31, 2015.

The present value of the Company’s remaining net lease liability for the subleased office space (net of the sublease rental income), is included on the balance sheet as a component of accrued restructuring expenses as follows:

Description	Present Value at December 31, 2015
Accrued restructuring expenses	$250,128
Accrued restructuring expenses - long term	$108,641

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

In 2012 we entered into a commercial licensing agreement allowing for the licensing of certain patent and other intellectual property rights from a research company related to BChE. The agreement includes certain annual maintenance and other development milestone payments. Upon commercialization, the license agreement requires royalty payments equal to a specified percentage of future sales of products for both government procurement and commercial market sales subject to the license through the expiration of the licensed patents. Maintenance fees of $0.1 million were incurred during each of the years ended December 31, 2015 and 2014. Maintenance fees of $0.04 million were incurred during the year ended December 31, 2013.

On July 6, 2015, we signed a license agreement with ImmunoVaccine Technologies (“IMV”) for the exclusive use of the DepoVaxTM vaccine platform (“DPX”), to develop an anthrax vaccine utilizing PharmAthene’s rPA. PharmAthene will reimburse up to $210,000 to IMV for their efforts in developing this vaccine and, in addition, PharmAthene will pay to IMV annual payments of $200,000, additional payments for the achievement of certain milestones relating to contracting with the U.S. Government as well as achieving certain clinical/regulatory and commercial milestones, and achievement of sales targets, and royalties on sales related to the use of DepoVaxTM. During the year ended December 31, 2015, license fees of $300,000 were incurred, including a $200,000 upfront payment.

SIGA Litigation

In December 2006, we filed a complaint against SIGA in the Delaware Court of Chancery. The complaint alleged, among other things, that we have the right to license exclusively the development and marketing rights for SIGA’s drug candidate, Tecovirimat, also known as ST-246®, pursuant to a merger agreement between the parties that was terminated in 2006. The complaint also alleged that SIGA failed to negotiate in good faith the terms of such a license pursuant to the terminated merger agreement with us.

In September 2014, SIGA filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). SIGA’s petition for bankruptcy initiated a process whereby its assets are protected from creditors, including PharmAthene.

In January 2015, after years of litigation, the Delaware Court of Chancery issued a Final Order and Judgment, finding that we are entitled to receive a lump sum award of $194.6 million, or the Total Judgment, comprised of (1) expectation damages of $113.1 million for the value of the Company’s lost profits for Tecovirimat, plus (2) pre-judgment interest on that amount from 2006 and varying percentages of the Company’s reasonable attorneys’ and expert witness fees totaling $81.5 million. Under the Final Order and Judgment, PharmAthene is also entitled to post-judgment simple interest.

On December 15, 2015, SIGA filed a reorganization plan, amended on February 9, 2016 (the "Plan") with the Bankruptcy Court that provides for among other things, the process by which SIGA may emerge from bankruptcy, which includes the process by which PharmAthene's Judgment will be satisfied. The Plan remains subject to the approval of the Bankruptcy Court and therefore remains subject to change, withdrawal or rejection by either SIGA or the Bankruptcy Court. The Plan provides generally that PharmAthene will receive, in full settlement and satisfaction of its claim, no later than 120 days plus another potential 90 days after the Delaware Supreme Court affirms a final order, one of the following, determined in SIGA’s sole discretion:

(i)	payment in full in cash of the unpaid balance of the PharmAthene claim plus interest;

(ii)	delivery to PharmAthene of 100% of SIGA’s common stock; or

(iii)	such other treatment as may be mutually agreed upon in writing by SIGA and PharmAthene and approved by the Bankruptcy Court.

The description of the Plan provided above is a brief summary of the Plan, which includes numerous other conditions and substantive provisions relating to the operation of the business of SIGA. Copies of the Plan are available from the Bankruptcy Court. For a description of risks related to our ability to recognize value relating to this litigation, see the “Risk Factors” section of this annual report below.

On December 23, 2015, the Delaware Supreme Court affirmed the Delaware Court of Chancery's decision as a result of which, with additional post-judgment interest, if calculated based on the original decision would provide for an estimated total award of approximately $205 million. However, PharmAthene’s entitlement to interest from and after SIGA’s bankruptcy filing may be negatively impacted by the proceedings before the Bankruptcy Court.

There can be no assurances if and when the Company will receive any payments from SIGA as a result of the Judgment. SIGA has indicated in filings with the Bankruptcy Court that it does not currently have cash sufficient to satisfy the award. It is also uncertain whether SIGA will have such cash in the future. PharmAthene’s ability to collect the Judgment depends upon a number of factors, including SIGA’s financial and operational success, which is subject to a number of significant risks and uncertainties (certain of which are outlined in SIGA’s filings with the SEC), as to which we have limited knowledge and which we have no ability to control, mitigate or fully evaluate. Furthermore, because SIGA has filed for protection under the federal bankruptcy laws, PharmAthene is automatically stayed from taking any enforcement action in the Delaware Court of Chancery. The Company’s ability to collect a money judgment from SIGA remains subject to further proceedings in the Bankruptcy Court.

Government Contracting

Payments to the Company on cost-plus-fee contracts are provisional. The accuracy and appropriateness of costs charged to U.S. Government contracts are subject to regulation, audit and possible disallowance by the Defense Contract Audit Agency, or DCAA, and other government agencies such as BARDA. Accordingly, costs billed or billable to U.S. Government customers are subject to potential adjustment upon audit by such agencies. We have agreed to rate provisions with DCAA for 2006, 2007 and 2008. In 2014, BARDA audited indirect costs or rates charged by us on the SparVax® contract for the years 2008 through 2013. As a result of the audit, we were able to record revenue and receive payment of $5.8 million in the first quarter of 2015.

BARDA has audited our 2014 costs related to the partial termination for convenience of the SparVax® contract and forwarded the results to the pertinent U.S. Government Contracting Officer. While we do not currently believe the results of this audit will have an adverse effect on the Company, we cannot provide assurances that it will not have such an effect. The Company has billed and recognized revenue using the provisional rates as defined in the contract. While the actual rates for 2014, which reflect the actual costs incurred by us, have been higher than the provisional rates, we have no assurance on either the amount of additional funds we may receive as a result of these higher rates or the amount of time it may take to recover these funds.

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

Under the terms of the convertible notes, which were converted or extinguished in 2010, if after the 2nd consecutive business day (other than during an allowable blackout period) on which sales of all of the securities required to be included on the registration statement cannot be made pursuant to the registration statement (a “Maintenance Failure”), we will be required to pay to each selling stockholder a one-time payment of 1.0% of the aggregate principal amount of the convertible notes relating to the affected shares on the initial day of a Maintenance Failure. Our total maximum obligation under this provision at December 31, 2015, which is not probable of payment, would be approximately $0.2 million.

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

Note 8 - Stockholders’ Equity

Stockholder Rights Plan

On November 25, 2015, the Company’s Board of Directors adopted a stockholder rights plan (“Rights Plan”) in an effort to preserve the value of its net operating loss carryforwards (“NOLs”) under Section 382 of the Internal Revenue Code (the “Code”). The description and terms of the rights are set forth in a Section 382 Rights Agreement, dated as of November 25, 2015 (the “Section 382 Rights Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as Rights Agent.

In connection with the adoption of the Rights Plan, on November 25, 2015 (the “Rights Dividend Declaration Date”), the Board declared a non-taxable dividend distribution of one share purchase right (“Right”) for each outstanding share of common stock to the Company's stockholders of record as of the close of business on December 9, 2015. The Section 382 Rights Plan is intended to act as a deterrent to any person (an “Acquiring Person”) acquiring (together with all affiliates and associates of such person) beneficial ownership of 4.99% or more of the Company’s outstanding common stock within the meaning of Section 382 of the Code, without the approval of the Board of Directors. Stockholders who beneficially owned 4.99% or more of the Company’s outstanding common stock as of the Rights Dividend Declaration Date are not be deemed to be an Acquiring Person, but such person will be deemed an Acquiring Person if such person (together with all affiliates and associates of such person) becomes the beneficial owner of securities representing a percentage of the Company’s common stock that exceeds by 0.5% or more the lowest percentage of beneficial ownership of the Company’s common stock that such person had at any time since the Rights Dividend Declaration Date. In its discretion, the Board may exempt certain persons whose acquisition of securities is determined by the Board not to jeopardize the availability to the Company's NOLs or other tax benefits and may also exempt certain transactions.

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

As of December 31, 2015, shares having an aggregate offering price of $3.0 million remained available under the controlled equity offering sales agreement, as amended. During the year ended December 31, 2015, we did not sell any shares of our common stock under this arrangement. During the year ended December 31, 2014, we sold 10,520,454 shares of our common stock under this arrangement resulting in net proceeds to us of approximately $17.8 million. During the year ended December 31, 2014, we incurred offering costs of approximately $0.1 million in connection with the controlled equity offering sales agreement, as amended.

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

In 2008, our stockholders approved amendments to the 2007 Plan, increasing from 3.5 million shares to 4.6 million shares the maximum number of shares authorized for issuance under the plan and adding an evergreen provision pursuant to which the number of shares authorized for issuance under the plan would increase automatically in each year, beginning in 2009, in accordance with certain limits set forth in the 2007 Plan. Under the terms of the evergreen provision, the annual increases were to continue through 2015, subject, however, to an aggregate limitation on the number of shares that could be authorized for issuance pursuant to such increases. This aggregate limitation was reached on January 1, 2014, so that the number of shares authorized for issuance under the plan did not automatically increase on January 1, 2015. At December 31, 2015, there are approximately 10.3 million shares approved for issuance under the 2007 Plan, of which approximately 3.4 million shares are available for grant. The Board of Directors in conjunction with management determines who receives awards, the vesting conditions and the exercise price. Options may have a maximum term of ten years.

The following table summarizes the activity of the 2007 Plan for options:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term

Options
Outstanding, January 1, 2013	6,225,612	$2.52	7.4
Granted	240,000	1.65
Exercised	(61,756)	1.21
Forfeited	(390,694)	2.20
Expired	(39,123)	2.96
Outstanding, December 31, 2013	5,974,039	$2.52	6.5
Granted	2,547,585	1.81
Exercised	(352,718)	1.29
Forfeited	(635,424)	2.61
Expired	(143,588)	3.04
Outstanding, December 31, 2014	7,389,894	$2.31	6.9
Granted	369,814	1.66
Exercised	(778,783)	1.25
Forfeited	(2,712,613)	2.43
Expired	(77,308)	3.26
Outstanding, December 31, 2015	4,191,004	$2.36	6.0

Exercisable, December 31, 2015	3,284,406	$2.54	5.3
Vested and expected to vest, December 31, 2015	4,082,212	$2.40	5.9

The aggregate intrinsic value is calculated as the difference between (i) the closing price of the common stock at December 31, 2015 and (ii) the exercise price of the underlying awards, multiplied by the number of options that had an exercise price less than the closing price on the last trading day. Our outstanding and exercisable options had an aggregate intrinsic value of approximately $0.7 million and $1.3 million as of December 31, 2015 and 2014, respectively.

At December 31, 2015, total compensation costs for unvested stock option awards outstanding approximated $0.8 million, net of estimated forfeitures, which we expect to recognize as stock compensation expense over a weighted average period of 2.3 years.

Valuation assumptions used to determine fair value of share-based compensation

The weighted-average grant date fair value for options granted in 2015, 2014 and 2013 was $1.13, $1.30 and $1.23, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was approximately $0.3 million, $0.2 million and less than $0.1 million respectively. The total fair value of awards vested during 2015, 2014 and 2013 was approximately $0.8 million, $1.4 million and $1.4 million, respectively.

The fair value for the 2015, 2014 and 2013 awards were estimated at the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	December 31,
	2015	2014	2013

Weighted-average volatility	70%	84%	86%
Risk-free rate	1.50% - 2.25%	1.51% - 2.25%	0.96% - 1.90%
Expected annual dividend yield	-	-	-
Expected weighted-average life, in years	5.7	6.1	5.6

The valuation assumptions were determined as follows:

•	Weighted average volatility: Beginning in the third quarter of 2013 we determined expected volatility by using our historical volatility. Prior to that period we determined expected volatility by using our historical volatility weighted 50% and the average historical volatility from comparable public companies with an expected term consistent with the expected term of our options weighted 50%.

•	Risk-free interest rate: The yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term of the award.

•	Expected annual dividend yield: The estimate for annual dividends is zero because we have not historically paid a dividend and do not intend to do so in the foreseeable future.

•	Expected life: The expected term of the awards represents the period of time that the awards are expected to be outstanding. The Company estimated the expected term using the “simplified-method” as it does not have sufficient historical exercise data to provide a reasonable estimate.

 The following table summarizes the activity of the 2007 plan for restricted shares:

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value

Restricted shares
Outstanding, January 1, 2013	13,333	$1.59	$14,933
Granted	-	-
Vested	(6,666)	1.59
Forfeited or expired	-	-
Outstanding, December 31, 2013	6,667	$1.59	$12,401
Granted	-	-
Vested	(6,667)	1.59
Forfeited or expired	-	-
Outstanding, December 31, 2014	-	$-	$-
Granted	877,244	1.77
Vested	-	-
Forfeited or expired	(25,000)	1.71
Outstanding, December 31, 2015	852,244	$1.78	$1,619,264

During the year ended December 31, 2015, we granted 877,244 shares of restricted stock to employees and consultants, of which 612,244 are performance-based. The shares vest upon the earliest to occur of (i) certain performance conditions or (ii) service conditions. The service conditions either vest in full two years from the grant date or 50% vest annually starting one year from the grant date. No compensation expense was recognized related to performance-based shares in 2015 as the attainment of the performance conditions is not deemed probable.

At December 31, 2015, we had total unrecognized share-based compensation expense related to unvested service-based restricted stock awards of approximately $0.3 million net of estimated forfeitures, which we expect to recognize as expense over a weighted-average period of 1.7 years.

Warrants

At December 31, 2015 there were warrants outstanding to purchase 1,422,781 shares of our common stock. At December 31, 2014 and 2013, there were warrants outstanding to purchase 4,495,556 and 5,620,128 shares of our common stock, respectively. The warrants outstanding as of December 31, 2015 were as follows:

Number of Common Shares Underlying Warrants		Issue Date/Exercisable Date	Exercise Price	Expiration Date

100,778	(1)	March 2007/March 2007	$3.97	March 2017
903,996	(2)	July 2010/January 2011	$1.63	January 2017
371,423	(2)	June 2011/June 2011	$3.50	June 2016
46,584	(1)	March 2012/March 2012	$1.61	March 2022
1,422,781

(1)	These warrants to purchase common stock are classified as equity.

(2)	Because of the presence of net settlement provisions, these warrants to purchase common stock are classified as derivative liabilities. The fair value of these liabilities (see Note 3 – Fair Value Measurements) is remeasured at the end of every reporting period and the change in fair value is reported in the accompanying consolidated statements of operations as other income (expense).

Warrants to purchase 3,072,775 shares of common stock expired during the year ended December 31, 2015 without being exercised, of which 2,572,775 warrants were classified as equity and 500,000 were classified as derivative liabilities.

Note 9 - Income Taxes

The actual income tax provision differs from the expected income tax provision computed at the federal statutory rate as follows:

	Year Ended December 31,
	2015	2014	2013

Statutory federal tax benefit	$(1,148,846)	$(3,363,841)	$(3,963,246)
State income tax, net of federal benefit	(124,626)	(450,656)	(1,179,476)
Other permanent differences	6,909	(6,274)	(2,706,156)
Foreign rate differential	68,482	7,913	(710,512)
Rate change	1,218	794,807	(369,407)
Lobbying costs	1,047	57,517	98,507
Expired/forfeited options	1,049,765	380,689	-
Cancellation of debt limitation write off	-	-	6,246,942
Other	2,949	(308)	(1,816)
Subtotal	(143,102)	(2,580,153)	(2,585,164)
Decrease (increase) in valuation allowance	204,848	2,641,899	2,646,910
Income tax provision (benefit)	$61,746	$61,746	$61,746

	Year Ended December 31,
	2015	2014	2013

Deferred tax assets:
Net operating loss ("NOLs") carryforwards	$65,635,003	$64,361,842	$61,590,084
Fixed assets/intangibles	139,853	166,205	148,395
Research and development credits/loss carryforwards	8,900	3,834	1,726
Share-based compensation	2,352,660	3,458,334	3,368,571
Accrued expenses and other	91,210	366,797	859,358
Total deferred tax assets	68,227,626	68,357,012	65,968,134

Deferred tax liabilities:	-	-	-
Intercompany bad debt	-	-	-
Total deferred tax liabilities	-	-	-
Net deferred tax assets	68,227,626	68,357,012	65,968,134
Less: Valuation allowance	(68,608,401)	(68,676,033)	(66,225,409)
Net deferred tax liabilities	$(380,775)	$(319,021)	$(257,275)

For the years ended December 31, 2015 and 2014, we increased the valuation allowance to fully reserve for the value of deferred tax assets. Due to continued operating losses, there is no indication that it is more likely than not that we will be able to utilize our deferred tax assets.

The U.S. federal NOLs of approximately $156.3 million will begin to expire in various years beginning in 2022, if not limited by triggering events prior to such time. In connection with the adoption of stock-based compensation guidance in 2006, the Company elected to follow the with-and-without approach to determine the sequence in which deductions and NOLs are utilized. Under Section 382 of the U.S. Internal Revenue Code, the Company’s U.S. federal NOLs may be limited due to certain underlying ownership changes of its common stock. Our most recent analysis under Section 382 determined that there has been no impact on our ability to utilize our U.S. federal NOLs as the result of any prior ownership change. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership that could result in further limitations being placed on our ability to utilize our U.S. federal NOLs. The UK net operating loss carry forwards of approximately $19.6 million have an unlimited life.

In assessing our ability to realize deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carry forwards are available. We consider projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by us in making this assessment on a jurisdiction-by-jurisdiction basis. Based upon these factors, we have established a full valuation allowance against the net deferred tax asset in 2015, consistent with 2014. Also, the Company has a deferred tax liability related to tax deductible goodwill, for which the scheduled reversal is not determinable. As such, this deferred tax liability cannot be used as a source of future taxable income with which to realize the deferred tax assets. The cumulative amount of this deferred tax liability is approximately $0.4 million at December 31, 2015 and is classified as Other long-term liabilities on the consolidated balance sheets.

We have analyzed tax positions in all jurisdictions where the Company is required to file an income tax return and have concluded that we do not have any material unrecognized tax benefits. As such, we believe that any of our uncertain tax positions would not result in adjustments to our effective income tax rate.

Note 10 - Supplemental Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2015 and 2014 is presented in the following tables:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,

Fiscal year 2015
Revenue	$7,068,746	$1,149,570	$1,155,839	$1,266,505
Income (loss) from operations	1,161,084	(1,964,867)	(1,658,548)	(940,469)
Net income (loss)	1,463,395	(2,340,932)	(1,324,768)	(1,238,400)
Net income (loss) per share, basic	0.02	(0.04)	(0.02)	(0.02)
Net income (loss) per share, diluted	0.02	(0.04)	(0.02)	(0.02)

Fiscal year 2014
Revenue	$3,742,525	$3,658,933	$962,451	$1,826,296
Income (loss) from operations	(2,401,866)	(1,169,871)	(3,996,030)	(2,623,538)
Net income (loss)	(2,258,440)	(439,120)	(4,628,435)	(2,629,400)
Net income (loss) per share, basic	(0.04)	(0.01)	(0.08)	(0.04)
Net income (loss) per share, diluted	(0.04)	(0.01)	(0.08)	(0.04)

