Form 10-Q
period 2016-03-31
PHARMATHENE, INC
filed 2016-05-09
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:    The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of May 1, 2016 was 65,591,840.

PHARMATHENE, INC.

i

Part I — FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$14,235,621	$15,569,813
Billed accounts receivable	170,323	511,994
Unbilled accounts receivable	1,266,820	963,345
Prepaid expenses and other current assets	463,873	181,714
Total current assets	16,136,637	17,226,866

Property and equipment, net	196,143	233,694
Other long-term assets and deferred costs	53,384	53,384
Goodwill	2,348,453	2,348,453
Total assets	$18,734,617	$19,862,397

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$166,357	$521,122
Accrued expenses and other liabilities	1,749,899	1,248,708
Accrued restructuring expenses - current	255,551	381,950
Other short-term liabilities	-	11,250
Current portion of derivative instruments	468,304	16,411
Total current liabilities	2,640,111	2,179,441

Accrued restructuring expenses - long term	43,809	108,641
Other long-term liabilities	424,213	433,407
Derivative instruments, less current portion	-	491,791
Total liabilities	3,108,133	3,213,280

Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 64,444,725 and 64,382,086 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	6,444	6,438
Additional paid-in-capital	240,570,971	240,366,704
Accumulated deficit	(224,950,931)	(223,724,025)
Total stockholders' equity	15,626,484	16,649,117
Total liabilities and stockholders' equity	$18,734,617	$19,862,397

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2016	2015

Contract revenue	$1,005,694	$7,068,746

Operating expenses:
Research and development	1,029,131	1,613,627
General and administrative	1,193,298	2,196,120
Restructuring expense	-	2,060,809
Depreciation	37,701	37,106
Total operating expenses	2,260,130	5,907,662

(Loss) income from operations	$(1,254,436)	$1,161,084
Other income (expense):
Interest expense, net	(1,050)	(25,325)
Change in fair value of derivative instruments	39,898	338,245
Other income	4,119	9,196
Total other income	42,967	322,116

Net (loss) income before income taxes	(1,211,469)	1,483,200
Income tax provision	(15,437)	(19,805)
Net (loss) income	$(1,226,906)	$1,463,395

Basic net (loss) income per share	$(0.02)	$0.02
Diluted net (loss) income per share	$(0.02)	$0.02
Weighted average shares used in calculation of basic net (loss) income per share	64,404,396	63,633,290
Weighted average shares used in calculation of diluted net (loss) income per share	64,404,396	63,979,859

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three months ended March 31,
	2016	2015

Net (loss) income	$(1,226,906)	$1,463,395
Other comprehensive (loss) income:
Foreign currency translation adjustments	-	1,746
Comprehensive (loss) income	$(1,226,906)	$1,465,141

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2016	2015

Operating activities
Net (loss) income	$(1,226,906)	$1,463,395
Adjustments to reconcile (loss) income to net cash used in operating activities:
Share-based compensation expense	181,921	199,627
Change in fair value of derivative instruments	(39,898)	(338,245)
Depreciation expense	37,701	37,106
Deferred income taxes	15,437	19,805
Non-cash interest expense	5,485	10,933
Gain on the disposal of property and equipment	-	(7,600)
Changes in operating assets and liabilities:
Billed accounts receivable	341,671	(5,863,332)
Unbilled accounts receivable	(303,475)	(296,828)
Prepaid expenses and other current assets	(282,160)	(253,779)
Accounts payable	(354,765)	146,740
Accrued restructuring expenses	(196,716)	1,938,631
Accrued expenses and other liabilities	466,563	230,186
Net cash used in operating activities	(1,355,142)	(2,713,361)
Investing activities
Purchases of property and equipment	(150)	(35,352)
Proceeds from the sale of property and equipment	-	7,600
Net cash used in investing activities	(150)	(27,752)
Financing activities
Repayment of debt	-	(249,999)
Net repayment of revolving credit agreement	-	-
Proceeds from issuance of common stock, net of offering costs	23,237	84,332
Other	(885)	-
Net cash provided by (used in) financing activities	22,352	(165,667)
Effects of exchange rates on cash	(1,252)	(11,615)
Decrease in cash and cash equivalents	(1,334,192)	(2,918,395)
Cash and cash equivalents, at beginning of period	15,569,813	18,643,351
Cash and cash equivalents, at end of period	$14,235,621	$15,724,956

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$14,849

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

Note 1 - Business and Liquidity

We are a biodefense company engaged in developing two next generation anthrax vaccines. The next generation vaccines are intended to have more rapid time to protection, fewer doses for protection and less stringent requirements for temperature controlled storage and handling than the currently used vaccine.

Since 2006, we have been engaged in legal proceedings with SIGA Technologies, Inc. (“SIGA”). On December 23, 2015, the Delaware Supreme Court affirmed the Delaware Court of Chancery's judgment against SIGA which provides an estimated total award of approximately $208 million as of March 31, 2016 plus additional interest. On April 8, 2016, the Bankruptcy Court entered an order confirming SIGA’s third amended Reorganization Plan (the “Plan”) effective April 12, 2016 which provides for SIGA to emerge from bankruptcy and provides various alternatives for the final resolution of our litigation claim against SIGA during 2016. Under the Plan, we received an initial payment of $5 million from SIGA during April 2016 and during May 2016, received approximately $0.9 million, calculated by SIGA as interest on the judgment for the period of April 12, 2016 through April 30, 2016.

During the first half of 2015, we narrowed the scope of our product development programs, reduced our employee headcount and executed other cost reductions. These actions have allowed us to have sufficient cash to recognize the benefit of the SIGA award and advance our Anthrax vaccine programs without the need to raise additional capital. During the second half of 2015, we focused our efforts on creating alternatives for settling the SIGA litigation claim and developing business plans around possible outcomes.

During 2016, we will continue to develop our plans to create shareholder value from the alternative SIGA litigation outcomes and will commence execution of those plans.

On September 9, 2014, we signed a contract with the National Institutes of Allergy and Infectious Diseases (“NIAID") for the development of a next generation lyophilized anthrax vaccine based on our proprietary technology platform which contributes the recombinant protective antigen (“rPA”) bulk drug substance that is used in the liquid SparVax® formulation. The contract is incrementally funded. Over the base period of the contract, we were awarded initial funding of approximately $5.2 million, which includes a cost reimbursement component and a fixed fee component payable upon achievement of certain milestones. NIAID exercised the first and second options under this agreement in September 2015 and December 2015, respectively. The exercised options provide additional funding of approximately $4.9 million and an extension of the period of performance through April 30, 2017. The contract has a total value of up to approximately $28.1 million, if all technical milestones are met and all eight contract options are exercised by NIAID. If NIAID exercises all options, the contract would last approximately five years. If NIAID does not exercise any additional options, the contract would expire by its terms on April 30, 2017.

As of March 31, 2016, our cash balance was $14.2 million, our accounts receivable (billed and unbilled) balance was $1.4 million, and our current liabilities were $2.6 million. We believe, based on the operating cash requirements and capital expenditures expected for 2016, the Company’s cash on hand at March 31, 2016 plus the $5 million initial payment received from SIGA during April 2016 and approximately $0.9 million, calculated by SIGA as interest, and received from SIGA during May 2016, is adequate to fund operations for at least the next twelve months.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

Our unaudited condensed consolidated financial statements include the accounts of PharmAthene, Inc. and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 31, 2015 has been derived from audited consolidated financial statements at that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (the “SEC”). We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC. We currently operate in one business segment.

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

Significant Customers and Accounts Receivable

Our primary customer is NIAID. As of March 31, 2016 and December 31, 2015, the Company’s receivable balances (both billed and unbilled) were comprised solely of receivables from NIAID.

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

Accrued Restructuring Expense

Accrued restructuring expense as of March 31, 2016 is as follows:

	Balance as of			Balance as of
	December 31,	Paid	Amortized	March 31,
Description	2015	2016	2016	2016

Accrued severance expense	$131,822	$131,822	$-	$-
Accrued sublease expense	358,769	-	59,409	299,360
Total accrued restructuring expense	$490,591	$131,822	$59,409	$299,360

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

Revenue Recognition

We generate our revenue from cost-plus-fee contracts and in the past, have generated revenue from fixed price contracts.

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

Employee share-based compensation expense recognized in the three months ended March 31, 2016 and 2015 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of approximately 12%, based on historical forfeitures.

Share-based compensation expense for the three months ended March 31, 2016 and 2015 was as follows:

	Three months ended March 31,
	2016	2015

Research and development	$29,293	$60,735
General and administrative	152,633	192,633
Restructuring benefit	-	(53,741)
Total share-based compensation expense	$181,926	$199,627

As a result of the restructuring and termination of employees, during the three months ended March 31, 2015, we recognized approximately $75,000 of share-based compensation expense resulting from our agreement to extend the exercise period of the vested stock options for several of the executives who were terminated. In addition, approximately $129,000 of previously recognized share-based compensation expense was reversed for unvested stock options forfeited as a result of the restructuring and termination of employees. The $53,741 net reversal of share-based compensation expense is reflected in restructuring benefit in the above table.

During the three months ended March 31, 2016, we made no stock option or restricted stock grants. During the three months ended March 31, 2015, we granted 12,000 options and made 117,500 shares of restricted stock grants to employees. At March 31, 2016, we had total unrecognized share-based compensation expense related to unvested awards of approximately $1.0 million net of estimated forfeitures, which we expect to recognize as expense over a weighted-average period of 1.9 years.

Income Taxes

We account for income taxes using the asset and liability approach, which requires the recognition of future tax benefits or liabilities on the temporary differences between the financial reporting and tax bases of our assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. We also recognize a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. Our policy is to recognize interest and penalties on uncertain tax positions as a component of income tax expense. As of March 31, 2016, we had recognized a full valuation allowance since the likelihood of realization of our tax deferred assets does not meet the more likely than not threshold.

Income tax expense was $0.02 million during each of the three months ended March 31, 2016 and 2015, relating exclusively to the generation of a deferred tax liability associated with the tax amortization of goodwill, which is included as a component of other long-term liabilities on our consolidated balance sheets.

Basic and Diluted Net Loss Per Share

Income (loss) per share:  Basic income (loss) per share is computed by dividing consolidated net income (loss) by the weighted average number of common shares outstanding during the period, excluding unvested restricted stock.

For periods of net income when the effects are not anti-dilutive, diluted earnings per share is computed by dividing our net income by the weighted average number of shares outstanding and the impact of all potentially dilutive common shares, consisting  primarily of stock options, unvested restricted stock and stock purchase warrants. The dilutive impact of our potentially dilutive common shares resulting from stock options and stock purchase warrants is determined by applying the treasury stock method.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potentially dilutive common shares is anti-dilutive due to the net losses. A total of approximately 6.2 million and 4.9 million potentially dilutive securities have been excluded in the calculation of diluted net loss per share in the three months ended March 31, 2016 and 2015, respectively, because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 supersedes the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the identification of performance obligations and licensing arrangements. The Company has not determined the impact of adopting ASU No. 2014-09 on our consolidated financial statements and currently plan to complete our evaluation by late 2017.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements, Going Concern (Subtopic 205-40) which requires management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity's ability to continue as a going concern. The guidance 1) provides a definition for the term “substantial doubt,” 2) requires an evaluation every reporting period, interim periods included, 3) provides principles for considering the mitigating effect of management's plans to alleviate the substantial doubt, 4) requires certain disclosures if the substantial doubt is alleviated as a result of management's plans, 5) requires an express statement, as well as other disclosures, if the substantial doubt is not alleviated, and 6) requires an assessment period of one year from the date the financial statements are issued. The standard is effective for the annual reporting period beginning after December 31, 2016. Early adoption is permitted. The Company is currently evaluating the impact, if any, that this new accounting pronouncement will have on its financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles, Goodwill and Other Internal-Use Software which includes guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for reporting periods beginning after December 15, 2015, and can be adopted on either a prospective or retrospective basis. The Company adopted this guidance for the year ended December 31, 2016, on a prospective basis. The adoption of this new guidance did not have a material impact on the Company's financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU No. 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting ASU No. 2016-09 on our consolidated financial statements.

Note 3 - Fair Value Measurements

The carrying amounts of our short-term financial instruments, which primarily include cash and cash equivalents, accounts receivable (billed and unbilled), and accounts payable, approximate their fair values due to their short-term maturities. We define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We report assets and liabilities that are measured at fair value using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2016
	Level 1	Level 2	Level 3	Balance

Assets
Investment in money market funds(1)	$6,434,907	$-	$-	$6,434,907
Total investment in money market funds	$6,434,907	$-	$-	$6,434,907

Liabilities
Current portion of derivative instruments related to stock purchase warrants	$-	$-	$468,304	$468,304
Non-current portion of derivative instruments related to stock purchase warrants	-	-	-	-
Total derivative instruments related to stock purchase warrants	$-	$-	$468,304	$468,304

	As of December 31, 2015
	Level 1	Level 2	Level 3	Balance

Assets
Investment in money market funds(1)	$6,430,561	$-	$-	$6,430,561
Total investment in money market funds	$6,430,561	$-	$-	$6,430,561

Liabilities
Current portion of derivative instruments related to stock purchase warrants	$-	$-	$16,411	$16,411
Non-current portion of derivative instruments related to stock purchase warrants	-	-	491,791	491,791
Total derivative instruments related to stock purchase warrants	$-	$-	$508,202	$508,202

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

As of March 31, 2016, the Company did not have any transfers between Level 1 and Level 2 assets.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2016 and 2015:

	Balance as of	Unrealized	Balance as of
	December 31,	(Gains)	March 31,
Description	2015	2016	2016
Derivative liabilities related to stock purchase warrants	$508,202	$(39,898)	$468,304

	Balance as of	Unrealized	Balance as of
	December 31,	(Gains)	March 31,
Description	2014	2015	2015
Derivative liabilities related to stock purchase warrants	$807,679	$(338,245)	$469,434

At March 31, 2016 and 2015, derivative liabilities are comprised of warrants to purchase 1,275,419 and 1,775,419 shares of common stock, respectively. The warrants are considered to be derivative liabilities due to the presence of net settlement features and/or non-standard anti-dilution provisions, and as a result, are recorded at fair value at each balance sheet date. The fair value of our warrants is determined based on the Black-Scholes option pricing model. Use of the Black-Scholes option pricing model requires the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to the unobservable inputs identified above may change the stock purchase warrants’ fair value; increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in the unobservable inputs generally result in decreases in fair value. Unrealized gains and losses on the fair value adjustments for these derivative instruments are classified in other income (expense) as the change in fair value of derivative instruments in our unaudited condensed consolidated statements of operations.

Quantitative Information about Level 3 Fair Value Measurements
Fair Value at March 31, 2016	Valuation Technique	Unobservable Inputs
$468,304	Black-Scholes option pricing model	Expected term
Expected dividends
Anticipated volatility

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures its long-lived assets, including, property and equipment and goodwill, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. (See Note 2- Summary of Significant Accounting Policies). As of March 31, 2016, the Company had no other assets or liabilities that were measured at fair value on a non-recurring basis.

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

In September 2014, SIGA filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). SIGA’s petition for bankruptcy initiated a process whereby its assets were protected from creditors, including PharmAthene.

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

On April 8, 2016, the Bankruptcy Court entered an order confirming SIGA’s Plan effective April 12, 2016 which provides for among other things, the process by which SIGA may emerge from bankruptcy, which includes the process by which our Judgment may be satisfied. The Plan provides generally that we will receive, in full settlement and satisfaction of our claim, no later than 120 days plus another potential 90 days after March 23, 2016 (generally considered to be no later than October 19, 2016), one of the following, determined in SIGA’s sole discretion:

(i)	payment in full in cash of the unpaid balance of our claim plus interest;

(ii)	delivery to us of 100% of SIGA’s common stock; or

(iii)	such other treatment as may be mutually agreed upon in writing by SIGA and PharmAthene and approved by the Bankruptcy Court.

If SIGA does not make its choice or satisfy the judgment in the manner in which it has chosen by October 19, 2016, we will receive 100% of SIGA by October 24, 2016.

From and after the Effective date (April 12, 2016), SIGA will compute interest on the outstanding balance of the judgment and pay us in arrears monthly. The interest will be computed at a rate of 8.75%. If SIGA decides to extend the 120 day period by an additional 90 days, the interest will be computed at the Delaware judgment interest rate which is currently 6%.

Under the Plan, we received an initial payment of $5 million from SIGA during April 2016 and during May 2016, received a first monthly payment calculated by SIGA as interest of approximately $0.9 million for the period April 12, 2016 through April 30, 2016. SIGA is required to pay us $20 million if it decides to extend the 120 day period by an additional 90 days. The payments are creditable against the final judgment and are not refundable.

The description of the Plan provided above is a brief summary of the Plan, which includes numerous other conditions and substantive provisions relating to the operation of the business of SIGA. Copies of the Plan are available from the Bankruptcy Court. For a description of risks related to our ability to recognize value relating to this litigation, see the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 11, 2016.

There can be no assurances if and when the Company will receive any additional payments from SIGA as a result of the Judgment. SIGA has indicated in filings with the Bankruptcy Court that it does not currently have cash sufficient to satisfy the award. It is also uncertain whether SIGA will have such cash in the future. Our ability to collect the Judgment depends upon a number of factors, including SIGA’s financial and operational success, which is subject to a number of significant risks and uncertainties (certain of which are outlined in SIGA’s filings with the SEC), as to which we have limited knowledge and which we have no ability to control, mitigate or fully evaluate. The Company has not recognized any potential proceeds from these actions in the financial statements to date.

Government Contracting

Payments to the Company on cost-plus-fee contracts are provisional. The accuracy and appropriateness of costs charged to U.S. Government contracts are subject to regulation, audit and possible disallowance by the Defense Contract Audit Agency (“DCAA”) and other government agencies such as the Biomedical Advanced Research and Development Authority ("BARDA"). Accordingly, costs billed or billable to U.S. Government customers are subject to potential adjustment upon audit by such agencies. We have agreed to rate provisions with DCAA for 2006, 2007 and 2008. In 2014, BARDA audited indirect costs or rates charged by us on the SparVax® contract for the years 2008 through 2013. As a result of the audit, we were able to record incremental revenue of $5.8 million in the first quarter of 2015 and payment in the second quarter of 2015.

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

Under the terms of the convertible notes, which were converted or extinguished in 2010, if after the 2nd consecutive business day (other than during an allowable blackout period) on which sales of all of the securities required to be included on the registration statement cannot be made pursuant to the registration statement (a “Maintenance Failure”), we will be required to pay to each selling stockholder a one-time payment of 1.0% of the aggregate principal amount of the convertible notes relating to the affected shares on the initial day of a Maintenance Failure. Our total maximum obligation under this provision at March 31, 2016, which is not probable of payment, would be approximately $0.2 million.

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

Leases

We lease our office in Maryland under a 10 year operating lease, which commenced on May 1, 2007. Remaining annual minimum payments are as follows:

Year	Lease Payments(1)

2016	$640,362
2017	356,911
$997,273

(1)	Minimum payments have not been reduced by the minimum sublease rentals of $0.2 million due in the future under noncancellable subleases.

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

The present value of the Company’s remaining net lease liability for the subleased office space (net of the sublease rental income), is included on the balance sheet as a component of accrued restructuring expenses as follows:

Description	Present Value at March 31, 2016
Accrued restructuring expenses - current	$255,551
Accrued restructuring expenses - long term	$43,809

License Agreements

On July 6, 2015, we signed a license agreement with ImmunoVaccine Technologies (“IMV”) for the exclusive use of the DepoVaxTM vaccine platform (“DPX”), to develop an anthrax vaccine utilizing PharmAthene’s rPA. PharmAthene will reimburse up to $210,000 to IMV for their efforts in developing this vaccine and, in addition, PharmAthene will pay to IMV an annual payment of $200,000, additional payments for the achievement of certain milestones relating to contracting with the U.S. Government as well as achieving certain clinical/regulatory and commercial milestones, and achievement of sales targets, and royalties on sales related to the use of DPX.

Note 5 - Stockholders’ Equity

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

In 2008, our stockholders approved amendments to the 2007 Plan, increasing from 3.5 million shares to 4.6 million shares the maximum number of shares authorized for issuance under the plan and adding an evergreen provision pursuant to which the number of shares authorized for issuance under the plan would increase automatically in each year, beginning in 2009, in accordance with certain limits set forth in the 2007 Plan. Under the terms of the evergreen provision, the annual increases were to continue through 2015, subject, however, to an aggregate limitation on the number of shares that could be authorized for issuance pursuant to such increases. This aggregate limitation was reached on January 1, 2014, so that the number of shares authorized for issuance under the plan did not automatically increase on January 1, 2015, or thereafter.

During the three months ended March 31, 2016, 16,900 stock options were exercised, 186,957 stock options were forfeited or expired, and 46,250 restricted stock awards were released. At March 31, 2016, there are approximately 10.3 million shares approved for issuance under the 2007 Plan, of which approximately 3.6 million shares are available for grant. The Board of Directors in conjunction with management determines who receives awards, the vesting conditions and the exercise price. Options may have a maximum term of ten years.

Warrants

At March 31, 2016 and 2015 there were warrants outstanding to purchase 1,422,781 and 1,922,781 shares of our common stock, respectively. The warrants outstanding as of March 31, 2016, all of which are exercisable, were as follows:

Number of Common Shares Underlying Warrants As of March 31, 2016		Issue Date	Exercise Price	Expiration Date
100,778	(1)	March 2007	$3.97	March 2017
903,996	(2)	July 2010	$1.63	January 2017
371,423	(2)	June 2011	$3.50	June 2016
46,584	(1)	March 2012	$1.61	March 2022
1,422,781

(1)	These warrants to purchase common stock are classified as equity.

(2)	These warrants to purchase common stock are classified as derivative liabilities. The fair value of these liabilities (See Note 3 – Fair Value Measurements) is remeasured at the end of every reporting period and the change in fair value is reported in the unaudited condensed consolidated statements of operations as other income (expense).

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

On May 23, 2014, we entered into an amendment, or the 2014 Amendment, to the controlled equity offering sales agreement with the sales agent, pursuant to which we may offer and sell, from time to time, through the agent shares of our common stock having an aggregate offering price of up to an additional $15.0 million. On that day, we filed a prospectus supplement to the 2011 Prospectus for use in any sales of these additional shares of common stock through July 26, 2014, the date the underlying registration statement (File No. 333-175394) expired. As a result of this expiration, the 2011 Prospectus, as supplemented on March 25, 2013 and May 23, 2014, may no longer be used for the sale of shares of common stock under the controlled equity offering sales agreement, as amended. On May 23, 2014, we also filed a new universal shelf registration statement (File No. 333-196265) containing, among other things, a prospectus, or the 2014 Prospectus, for use in sales of the common stock under the 2014 Amendment. This registration statement was declared effective on May 30, 2014 and will expire on May 30, 2017, three years from its effective date. Since the expiration of the 2011 Prospectus, all sales under the controlled equity offering sales agreement, as amended, are being effected under the 2014 Prospectus.

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

As of March 31, 2016, shares having an aggregate offering price of $3.0 million remained available under the controlled equity offering sales agreement, as amended. During the three months ended March 31, 2016, we did not sell any shares of our common stock under this arrangement. We have no current plans to sell any shares under the controlled equity agreement.

Note 7 – Subsequent Events

On April 8, 2016, the U.S. Bankruptcy Court for the Southern District of New York approved the Plan that lays out the terms and conditions under which SIGA will exit from bankruptcy, effective April 12, 2016. The Plan was negotiated between SIGA and the Statutory Creditor's Committee of which PharmAthene is a member. We received a $5 million initial payment from SIGA during April 2016 and during May 2016, received approximately $0.9 million, calculated by SIGA as interest on the judgment for the period April 12, 2016 through April 30, 2016. The payments are creditable against final satisfaction of our claim of approximately $208 million as of March 31, 2016 plus additional interest and are not refundable.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This information may involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, risks associated with the following:

•	the risk that we will not be able to collect the full amount awarded to us by the Delaware Court of Chancery in January 2015 in connection with our claim under the lawsuit commenced in December 2006 against SIGA Technology, Inc., or SIGA,

•	subsequent proceedings in the Bankruptcy Court,

•	the reliability of the results of the studies relating to human safety and possible adverse effects resulting from the administration of our product candidates,

•	funding delays, reductions in or elimination of U.S. Government funding and/or non-renewal of expiring funding under our September 2014 contract with the National Institutes of Allergy and Infectious Diseases, or NIAID,

•	our ability to satisfy certain technical milestones under our September 2014 contract with NIAID that would entitle us to receive additional funding over the period of the agreement,

•	the preservation of our net operating loss carryforwards, or NOLs,

•	delays caused by third parties challenging government contracts awarded to us,

•	unforeseen safety and efficacy issues,

•	accomplishing any future strategic partnerships or business combinations,

•	our ability to continue to satisfy the listing requirements of the NYSE MKT,

as well as risks detailed under the caption “Risk Factors” in this quarterly report on Form 10-Q and in our other reports filed with the U.S. Securities and Exchange Commission, or the SEC, from time to time hereafter.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements which present our results of operations for the three months ended March 31, 2016 and 2015, as well as our financial positions at March 31, 2016 and December 31, 2015, contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 11, 2016, including the consolidated financial statements contained therein.

Overview

We are a biodefense company engaged in developing two next generation anthrax vaccines. The next generation vaccines are intended to have more rapid time to protection, fewer doses for protection and less stringent requirements for temperature controlled storage and handling than the currently used vaccine.

Since 2006, we have been engaged in legal proceedings with SIGA. On December 23, 2015, the Delaware Supreme Court affirmed the Delaware Court of Chancery's judgment against SIGA which provides an estimated total award of approximately $205 million plus interest. On April 8, 2016, the Bankruptcy Court entered an order confirming SIGA’s Plan effective April 12, 2016 which provides for SIGA to emerge from bankruptcy and provides various alternatives for the final resolution of our litigation claim against SIGA during 2016. The Plan provides generally that we will receive, in full settlement and satisfaction of our claim, no later than 120 days plus another potential 90 days after March 23, 2016 (generally considered to be no later than October 19, 2016). Under the Plan, we received an initial payment of $5 million from SIGA during April 2016 and during May 2016, received approximately $0.9 million, calculated by SIGA as interest on the judgment for the period April 12, 2016 through April 30, 2016.

During the first half of 2015 we narrowed the scope of our product development programs, reduced our employee headcount and executed other cost reductions. These actions have allowed us to have sufficient cash to recognize the benefit of the SIGA award and advance our Anthrax vaccine programs without the need to raise additional capital. During the second half of 2015 we focused our efforts on creating alternatives for settling the SIGA litigation claim and developing business plans around possible outcomes.

During 2016, we will continue to develop our plans to create shareholder value from the alternative SIGA litigation outcomes, which are discussed further in the section entitled “Item 1. - Legal Proceedings”, and will commence execution of those plans.

Post-SIGA Payment Plans

In the event that SIGA pays us cash in full and barring any unexpected material events, we currently expect that we will distribute at least 90% of the after tax net cash proceeds to our shareholders. The timing and form of distribution will depend upon our analysis of the Company’s current situation, applicable corporate statutes relating to distributions and the economic consequences to our shareholders. After distribution of these cash proceeds, we intend to seek an M&A transaction to maximize the value of the Company’s remaining assets and anthrax vaccine programs.

We will develop a transition plan and strategy for operating SIGA as a separate business in the event SIGA chooses to pay our claim by turning over 100% of its common stock to us.

Net Operating Loss

We anticipate that eventual receipt of an award from SIGA could generate substantial taxable income to us, a portion of which can potentially be offset by our tax NOL carryforwards. At December 31, 2015, we had available $156 million in accumulated losses available to offset income, subject to limitations imposed by the U.S. Internal Revenue Code of 1986 (the “Code”). On November 25, 2015, we adopted a Shareholders Rights Plan to help ensure that the NOLs remain available to help maximize the value for our shareholders of any amount received from the SIGA litigation.

We are currently evaluating the impact on our U.S. NOLs from the wind down of our UK operations. The estimated range for the increase in the NOL from the wind down of our UK operations is from $9 million to $22 million.

Under Section 382 of the U.S. Internal Revenue Code, our U.S. federal NOLs may be limited due to certain underlying ownership changes of our common stock. Our most recent analysis under Section 382 determined that there has been no impact on our ability to utilize our U.S. federal NOLs as the result of any prior ownership change. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership that could result in further limitations being placed on our ability to utilize our U.S. federal NOLs.

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

There were no significant changes in critical accounting policies from those at December 31, 2015.

Results of Operations

Revenue

Our revenue was derived primarily from contracts with the U.S. Government for the development of anthrax vaccine programs. Our revenue in the three months ended March 31, 2016 changed from the comparable period of 2015 primarily due to the following:

•	Under our existing contract with NIAID for the development of a next generation lyophilized anthrax vaccine based on the Company’s proprietary technology platform which contributes the rPA bulk drug substance that is used in the liquid SparVax® formulation, we recognized $1.0 million during each of the three months ended March 31, 2016 and 2015. Revenue recognized to date under this contract is $6.1 million.

•	Under our contract for the development of SparVax®, we recognized approximately $6.1 million in revenue for the three months ended March 31, 2015 which was primarily attributable to the receipt of a one-time payment as a result of an audit completed by BARDA and contract wind-up activity. We anticipate that revenue for this program will be mostly for rate variances and will be significantly less in 2016 than in 2015.

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

Research and Development Expenses

Our research and development expenses were $1.0 million and $1.6 million for the three months ended March 31, 2016 and March 31, 2015, respectively. These expenses resulted from research and development activities in all periods related primarily to our anthrax vaccine programs. Direct expenses included salaries and other costs of personnel, raw materials and supplies, and an allocation of indirect expenses. We also incurred third-party costs, such as contract research, consulting, and clinical development costs for individual projects.

For the three months ended March 31, 2016, research and development expenses decreased $0.6 million from the same period in the prior year. In accordance with the Realignment Plan, or Realignment Plan, approved by our Board on March 9, 2015 (with the goal of preserving and maximizing, for the benefit of our stockholders, the value of any proceeds from the SIGA litigation and our existing biodefense assets, and which plan eliminated approximately two-thirds of our workforce and aimed to preserve sufficient cash and cash equivalents to finance our continued operations through a period of time expected to extend beyond our collection of the amount awarded to us by the Delaware Chancery Court's affirmed judgment), labor and related indirect costs decreased period over period. In addition, costs were incurred in 2015 to further the NIAID (lyophilized) program.

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

Expenses associated with general and administrative functions were $1.2 million for the three months ended March 31, 2016 and $2.2 million for the three months ended March 31, 2015. The $1.0 million decrease from the same period in the prior year was primarily due to a reduction in employee costs resulting from our implementation of the Realignment Plan and a reduction in legal expenses.

Other Income (Expense)

Other income (expense) primarily consists of changes in the fair value of our derivative financial instruments and interest expense on our debt and other financial obligations. For the three months ended March 31, 2016 and 2015, other income was $0.04 million and $0.3 million, respectively. This was primarily the result of unrealized gains on the change in the fair value of the derivative instruments of $0.04 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively.

The $5 million initial payment the Company received from SIGA during April 2016 and first monthly payment of approximately $0.9 million, calculated by SIGA as interest for the period April 12, 2016 through April 30, 2016, and received from SIGA during May 2016, will be recognized as other income during the second quarter of 2016.

Income Taxes

The provision for income taxes was $0.02 million for each of the three months ended March 31, 2016 and 2015. Our provision for income taxes results from the difference between the treatment of goodwill for income tax purposes and for U.S. GAAP.

Liquidity and Capital Resources

Overview

Our primary source of cash during the three months ended March 31, 2016 was $1.0 million in proceeds paid under our contract with NIAID. Our primary sources of cash during the comparable period in 2015 were $0.5 million in proceeds paid under our contract with NIAID and $0.4 million in proceeds paid under our contract with BARDA. Our cash and cash equivalents were $14.2 million and $15.6 million at March 31, 2016 and December 31, 2015, respectively. We believe, based on the operating cash requirements and capital expenditures expected for 2016, the Company's cash on hand at March 31, 2016 plus the $5 million initial payment received from SIGA during April 2016 and approximately $0.9 million first monthly payment, calculated by SIGA as interest for the period April 12, 2016 through April 30, 2016, and received from SIGA during May 2016, is adequate to fund operations through at least the next twelve months.

As noted above, in 2014, BARDA audited indirect costs or rates charged by us on the SparVax® contract for the years 2008 through 2013. We had billed and recognized revenue using the provisional rates as defined in the contract. As a result of the audit, we were able to record incremental revenue of $5.8 million in the first quarter of 2015 and payment in the second quarter of 2015, representing the difference between actual rates (i.e., actual cost to us) and the provisional rates used to calculate previously billed and recognized revenue. BARDA has audited our 2014 costs related to the partial termination for convenience of the SparVax® contract. While we do not currently believe the results of this audit will have an adverse effect on us, we cannot provide assurances that it will not have such an effect; furthermore, in 2014, we believe that our actual rates exceeded our provisional rates.

Our sole sources of revenue consist of (1) revenues related to the audit of the BARDA contract and (2) revenues under our September 2014 contract with NIAID for the development of a next generation lyophilized anthrax vaccine based on our proprietary technology platform which contributes the rPA bulk drug substance that is used in the liquid SparVax® formulation.

The NIAID agreement is incrementally funded. Over the base period of the agreement, we were awarded initial funding of approximately $5.2 million, which includes a cost reimbursement component and a fixed fee component payable upon achievement of certain milestones. NIAID exercised the first and second options under this agreement in 2015. The exercised options provide additional funding of approximately $4.9 million and an extension of the period of performance through April 30, 2017. Through March 31, 2016, the Company has recognized $6.1 million of revenue under the contract. The contract has a total value of up to approximately $28.1 million, if all technical milestones are met and all eight contract options are exercised by NIAID. NIAID may exercise options at its discretion and if all options are exercised, the contract would last approximately five years.

We have incurred significant losses since we commenced operations. As of March 31, 2016, we had accumulated losses of $225.0 million since our inception. While we have undertaken efforts to reduce expenses, if we continue to incur losses and are not able to raise adequate funds to cover those losses, we may be required to cease operations.

Historically, we have not generated positive cash flows from operations. To bridge the gap between payments made to us under our U.S. Government contracts and grants and our operating and capital needs, we have had to rely on a variety of financing sources, including the issuance of equity and equity-linked securities and proceeds from loans and other borrowings. On March 25, 2013, we entered into a controlled equity offering arrangement pursuant to which we could offer and sell, from time to time, through a sales agent, shares of our common stock having an aggregate offering price of up to $15.0 million, which we later amended on May 23, 2014 to increase the offering amount by $15.0 million. During the three months ended March 31, 2016, we did not sell any shares of our common stock under this arrangement. Aggregate gross proceeds of up to $3.0 million remain available under this arrangement. We have no current plans to sell any shares under the controlled equity agreement.

We can offer no assurances that we have correctly estimated the resources or personnel necessary to seek partners, co-developers or acquirers for our biodefense programs or execute under our NIAID contract. If a larger workforce or one with a different skillset is ultimately required to maintain our operations, we may be unable to maximize the value of the SIGA litigation and our existing biodefense assets. In addition, executive officers who have served the Company for many years have been terminated, and, with the exception of Eric Richman’s continued service on the Board, will no longer be available to guide the Company. We also cannot assure you that we have accurately estimated the cash and cash equivalents necessary to finance our operations until we have received SIGA’s payment. If revenues from our NIAID contract are less than we anticipate, if operating expenses exceed our expectations or cannot be adjusted accordingly, or if we have underestimated the time it will take for us to enforce payment of or collect the damages award from SIGA, then our business, results of operations, financial condition and cash flows will be materially and adversely affected.

In addition, we may voluntarily elect to raise additional capital to strengthen our financial position. There can be no assurances that we would be successful in raising additional funds on acceptable terms or at all. Additional sales of common stock may be made at prices that are dilutive to existing stockholders.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$(1,355,142)	$(2,713,361)
Investing activities	(150)	(27,752)
Financing activities	22,352	(165,667)
Effects of exchange rates on cash	(1,252)	(11,615)
Total decrease in cash and cash equivalents	$(1,334,192)	$(2,918,395)

Operating Activities

Net cash used by operating activities was $1.4 million for the three months ended March 31, 2016 compared to $2.7 million which was provided by operating activities for the three months ended March 31, 2015.

Net cash used by operating activities during the three months ended March 31, 2016 reflects our net loss of $1.2 million, adjusted for non-cash share-based compensation expense of $0.2 million, the decrease in the fair value of our derivative instruments of $0.04 million, and other non-cash expenses of $0.06 million. A decrease in billed receivables of approximately $0.3 million was offset by a $0.3 million increase in both unbilled receivables and prepaid expenses and other current assets. Accounts payable and accrued expenses and other liabilities increased by a combined $0.1 million and accrued restructuring expenses decreased by $0.2 million.

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

Investing Activities

There were no significant investing activities during the three months ended March 31, 2016 and March 31, 2015.

Financing Activities

Net cash provided by financing activities was $0.02 million for the three months ended March 31, 2016, as compared to $0.2 million used by financing activities for the three months ended March 31, 2015.

Net cash provided by financing activities during the three months ended March 31, 2016 was primarily due to net proceeds received of $0.02 million from the issuance of common stock due to stock options exercised.

Net cash used by financing activities during the three months ended March 31, 2015 was primarily due to repayment of debt. This was partially offset by net proceeds received of $0.08 million from the issuance of common stock due to stock options exercised.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following are contractual commitments at March 31, 2016:

Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating facility leases(2)	$997,274	$854,509	$142,765	$-	$-
Research and development agreements	1,079,031	1,079,031	-	-	-
Total contractual obligations	$2,076,305	$1,933,540	$142,765	$-	$-

(1)	This table does not include any royalty payments relating to future sales of products subject to license agreements the Company has entered into in relation to its in-licensed technology, as the timing and likelihood of such payments are not known. The table also excludes any obligations related to registration rights agreements, as a result of a maintenance failure (as defined in such agreements), as the likelihood of any such payment is not probable. See additional discussion in Note 4 – Commitments and Contingencies in the unaudited condensed consolidated financial statements which are included in Part 1 of this Form 10-Q.

(2)	Lease obligations have not been reduced by the minimum sublease rentals of $0.2 million due in the future under noncancellable subleases.

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

The change in fair value of our derivative instruments is calculated utilizing the Black-Scholes option pricing model; therefore, a 10% increase/decrease in the closing price of the Company’s common stock at March 31, 2016, would result in a change in fair value of derivative instruments and our earnings of approximately $0.1 million.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2016, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 16, 2014, SIGA announced that it filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. In connection therewith, SIGA filed with the Bankruptcy Court an affidavit indicating, among other things, that it expects to continue to perform under its contract with the Biomedical Advanced Research and Development Authority ("BARDA"). SIGA’s petition for bankruptcy initiated a process whereby its assets were protected from creditors, including us.

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

On December 23, 2015, the Delaware Supreme Court affirmed the Delaware Court of Chancery's decision as a result of which, with additional post-judgment interest, if calculated based on the original decision, would provide for an estimated total award in excess of $205 million.

On April 8, 2016, the Bankruptcy Court entered an order confirming SIGA’s Plan effective April 12, 2016 which provides for among other things, the process by which SIGA may emerge from bankruptcy, which includes the process by which our Judgment may be satisfied. The Plan provides generally that we will receive, in full settlement and satisfaction of our claim, no later than 120 days plus another potential 90 days after March 23, 2016 (generally considered to be no later than October 19, 2016), one of the following, determined in SIGA’s sole discretion:

(i)	payment in full in cash of the unpaid balance of our claim plus interest;

(ii)	delivery to us of 100% of SIGA’s common stock; or

(iii)	such other treatment as may be mutually agreed upon in writing by SIGA and PharmAthene and approved by the Bankruptcy Court.

If SIGA does not make its choice or satisfy the judgment in the manner in which it has chosen by October 19, 2016, we will receive 100% of SIGA by October 24, 2016.

From and after the Effective date (April 12, 2016), SIGA will compute interest on the outstanding balance and pay us in arrears monthly. The interest will be computed at a rate of 8.75%. If SIGA decides to extend the 120 day period by an additional 90 days, the interest will be computed at the Delaware judgment interest rate which is currently 6%.

Under the Plan, we received an initial payment of $5 million from SIGA during April 2016 and during May 2016, received approximately $0.9 million, calculated by SIGA as interest for the period April 12, 2016 through April 30, 2016. SIGA is required to pay us $20 million if it decides to extend the 120 day period by an additional 90 days. The payments are creditable against the final judgment and are not refundable.

The description of the Plan provided above is a brief summary of the Plan, which includes numerous other conditions and substantive provisions relating to the operation of the business of SIGA. Copies of the Plan are available from the Bankruptcy Court. For a description of risks related to our ability to recognize value relating to this litigation, see the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 11, 2016.

There can be no assurances if and when the Company will receive any additional payments from SIGA as a result of the Judgment. SIGA has indicated in filings with the Bankruptcy Court that it does not currently have cash sufficient to satisfy the award. It is also uncertain whether SIGA will have such cash in the future. Our ability to collect the Judgment depends upon a number of factors, including SIGA’s financial and operational success, which is subject to a number of significant risks and uncertainties (certain of which are outlined in SIGA’s filings with the SEC), as to which we have limited knowledge and which we have no ability to control, mitigate or fully evaluate. The Company has not recognized any potential proceeds from these actions in the financial statements to date.

Post-SIGA Payment Plans

In the event that SIGA pays us cash in full and barring any unexpected material events, we currently expect that we will distribute at least 90% of the after tax net cash proceeds to our shareholders. The timing and form of distribution will depend upon our analysis of the Company’s current situation, applicable corporate statutes relating to distributions and the economic consequences to our shareholders. After distribution of these cash proceeds, we intend to seek an M&A transaction to maximize the value of the Company’s remaining assets and anthrax vaccine programs.

We will develop a transition plan and strategy for operating SIGA as a separate business in the event SIGA chooses to pay our claim by turning over 100% of its common stock to us.

Item 1A.  Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits.

No.	Description
31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(101)	The following condensed consolidated financial statements from the PharmAthene, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in Extensive Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) Notes to consolidated financial statements.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMATHENE, INC.

Dated: May 9, 2016	By:	/s/ John M. Gill
Name: John M. Gill
Title: President and Chief Executive Officer

Dated: May 9, 2016	By:	/s/ Philip MacNeill
Name: Philip MacNeill
Title: Chief Financial Officer, Treasurer and Secretary