Form 10-Q
period 2016-06-30
PHARMATHENE, INC
filed 2016-08-04
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of August 1, 2016 was 65,591,840.

PHARMATHENE, INC.

 i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

PHARMATHENE, INC.

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$23,157,883	$15,569,813
Billed accounts receivable	1,024,374	511,994
Unbilled accounts receivable	797,913	963,345
Prepaid expenses and other current assets	418,636	181,714
Total current assets	25,398,806	17,226,866

Property and equipment, net	183,695	233,694
Other long-term assets and deferred costs	-	53,384
Goodwill	2,348,453	2,348,453
Total assets	$27,930,954	$19,862,397

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$711,106	$521,122
Accrued expenses and other liabilities	1,510,003	1,248,708
Accrued restructuring expenses - current	237,125	381,950
Other short-term liabilities	11,588	11,250
Current portion of derivative instruments	798,788	16,411
Total current liabilities	3,268,610	2,179,441

Accrued restructuring expenses, less current portion	-	108,641
Other long-term liabilities	411,640	433,407
Derivative instruments, less current portion	-	491,791
Total liabilities	3,680,250	3,213,280

Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 64,785,846 and 64,382,086 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	6,479	6,438
Additional paid-in-capital	241,150,682	240,366,704
Accumulated deficit	(216,906,457)	(223,724,025)
Total stockholders' equity	24,250,704	16,649,117
Total liabilities and stockholders' equity	$27,930,954	$19,862,397

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Contract revenue	$2,111,254	$1,149,570	$3,116,948	$8,218,316

Operating expenses:
Research and development	1,143,182	1,222,527	2,172,313	2,836,154
General and administrative	1,435,381	1,819,241	2,628,679	4,015,361
Restructuring expense	-	35,982	-	2,096,791
Depreciation	40,435	36,687	78,136	73,793
Total operating expenses	2,618,998	3,114,437	4,879,128	9,022,099

Loss from operations	$(507,744)	$(1,964,867)	$(1,762,180)	$(803,783)
Other income (expense):
Interest income, net	1,478	(13,279)	428	(38,604)
Realization of cumulative translation adjustment	-	(229,192)	-	(229,192)
Change in fair value of derivative instruments	(330,484)	(120,615)	(290,586)	217,630
Other income - litigation	8,895,038	-	8,895,038	-
Other income (expense)	1,622	(1,911)	5,741	7,285
Total other income (expense)	8,567,654	(364,997)	8,610,621	(42,881)

Net income (loss) before income taxes	8,059,910	(2,329,864)	6,848,441	(846,664)
Income tax provision	(15,436)	(11,068)	(30,873)	(30,873)
Net income (loss)	$8,044,474	$(2,340,932)	$6,817,568	$(877,537)

Basic net income (loss) per share	$0.12	$(0.04)	$0.11	$(0.01)
Diluted net income (loss) per share	$0.12	$(0.04)	$0.10	$(0.01)
Weighted average shares used in calculation of basic net income (loss) per share	64,737,820	63,745,834	64,571,108	63,691,214
Weighted average shares used in calculation of diluted net income (loss) per share	65,206,075	63,745,834	64,917,267	63,691,214

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

Unaudited Condensed Consolidated Statements of Comprehensive INCOME (Loss)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net income (loss)	$8,044,474	$(2,340,932)	$6,817,568	$(877,537)
Other comprehensive income (loss):
Foreign currency translation adjustments	-	(1,410)	-	336
Realization of cumulative translation adjustment included in net loss	-	229,192	-	229,192
Comprehensive income (loss)	$8,044,474	$(2,113,150)	$6,817,568	$(648,009)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2016	2015

Operating activities
Net income (loss)	$6,817,568	$(877,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Realization of cumulative translation adjustment	-	229,192
Share-based compensation expense	348,720	333,231
Change in fair value of derivative instruments	290,586	(217,630)
Depreciation expense	78,136	73,793
Deferred income taxes	30,873	30,873
Non-cash interest expense	9,977	17,879
Gain on the disposal of property and equipment	(687)	(7,600)
Changes in operating assets and liabilities:
Billed accounts receivable	(512,380)	(276,979)
Unbilled accounts receivable	165,432	(492,754)
Prepaid expenses and other current assets	(236,922)	(127,433)
Other long-term assets and deferred costs	53,384	-
Accounts payable	189,984	(182,940)
Accrued restructuring expenses	(263,443)	790,617
Accrued expenses and other liabilities	213,067	647,233
Net cash provided by (used in) operating activities	7,184,295	(60,055)
Investing activities
Purchases of property and equipment	(28,137)	(56,277)
Proceeds from the sale of property and equipment	687	7,600
Net cash used in investing activities	(27,450)	(48,677)
Financing activities
Repayment of debt	-	(499,998)
Proceeds from issuance of common stock, including exercise of stock options, net of offering costs	436,188	376,545
Other	(889)	-
Net cash provided by (used in) financing activities	435,299	(123,453)
Effects of exchange rates on cash	(4,074)	673
Increase (Decrease) in cash and cash equivalents	7,588,070	(231,512)
Cash and cash equivalents, at beginning of period	15,569,813	18,643,351
Cash and cash equivalents, at end of period	$23,157,883	$18,411,839

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$21,452

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

Note 1 – Business and Liquidity

We are a biodefense company engaged in developing a next generation anthrax vaccine. The next generation vaccine is intended to have more rapid time to protection, fewer doses for protection and less stringent requirements for temperature controlled storage and handling than the currently used vaccine.

Since 2006, we have been engaged in legal proceedings with SIGA Technologies, Inc. (“SIGA”). On December 23, 2015, the Delaware Supreme Court affirmed the Delaware Court of Chancery's judgment against SIGA which provides an estimated total award of approximately $208 million plus additional interest. On April 8, 2016, the Bankruptcy Court entered an order confirming SIGA’s third amended Reorganization Plan (the “Plan”) effective April 12, 2016 which provides for SIGA to emerge from bankruptcy and provides various alternatives for the final resolution of our litigation claim against SIGA during 2016. Under the Plan, we received $8.9 million from SIGA in the second quarter of 2016, comprised of an initial payment of $5 million (which amount is creditable against final satisfaction of the judgment in our favor and is not refundable) and $3.9 million of interest payments. We received $20 million from SIGA in July 2016, as payment to extend by 90 days, until October 19, 2016, the date by which SIGA must satisfy the judgment (this amount is also creditable against final satisfaction of the judgment in our favor and is not refundable).

On July 20, 2016, the Company and SIGA filed a Joint Motion of Reorganized Debtor and PharmAthene, Inc. to Amend Debtor’s Third Amended Chapter 11 Plan (the “Plan”) to Extend PharmAthene Allowed Claim Treatment Date (the “Joint Motion”). The Joint Motion was filed with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Joint Motion seeks approval of amendments to the Plan that would extend the deadline for SIGA to satisfy the previously disclosed judgment owed to the Company from October 19, 2016 to November 30, 2016, conditioned on SIGA’s payment to PharmAthene of $100 million on or prior to October 19, 2016 that will be applied against PharmAthene’s judgment. Interest on any unpaid balance will continue to accrue at 8.75% per year and be paid monthly to the Company by SIGA. A hearing to consider the Joint Motion is scheduled to be held before the Bankruptcy Court on August 15, 2016. No assurance can be given that the Joint Motion will be approved by the Bankruptcy Court.

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

During 2016, we continue to develop our plans to create stockholder value from the alternative SIGA litigation outcomes and will commence execution of those plans.

On September 9, 2014, we signed a contract with the National Institutes of Allergy and Infectious Diseases (“NIAID") for the development of a next generation lyophilized anthrax vaccine (“SparVax-L”) based on our proprietary technology platform which contributes the recombinant protective antigen (“rPA”) bulk drug substance that is used in the liquid SparVax® formulation. The contract is incrementally funded. Over the base period of the contract, we were awarded initial funding of approximately $5.2 million, which includes a cost reimbursement component and a fixed fee component payable upon achievement of certain milestones. NIAID exercised the first, second and third options under this agreement in September 2015, December 2015, and July 2016, respectively. The exercised options provide additional funding of approximately $6 million and an extension of the period of performance through April 30, 2017. The contract has a total value of up to approximately $28.1 million, if all technical milestones are met and all eight contract options are exercised by NIAID. If NIAID exercises all options, the contract would last approximately five years. If NIAID does not exercise any additional options, the contract would expire by its terms on April 30, 2017.

As of June 30, 2016, our cash balance was $23.2 million, our accounts receivable (billed and unbilled) balance was $1.8 million, and our current liabilities were $3.3 million. The Company’s cash balance at June 30, 2016 includes approximately $8.9 million received from SIGA during the three months ended June 30, 2016. In July 2016, we received a $20 million payment from SIGA to extend by 90 days the date on which SIGA must satisfy the judgment. The proceeds received from SIGA have been placed in low risk money market funds in an effort to preserve capital. In the event SIGA pays us the full value of the judgment in cash, and barring any unexpected material events, we expect that we will distribute at least 90% of the after tax net cash proceeds to our stockholders. The timing and form of any distribution will depend on our analysis of the Company’s current situation, applicable corporate statutes relating to distributions and the economic consequences to our stockholders. We believe, based on the operating cash requirements and capital expenditures expected for 2016, the Company’s cash on hand at June 30, 2016, excluding the SIGA proceeds that we intend to distribute to stockholders, is adequate to fund operations for at least the next twelve months.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at market value which approximates fair value and include investments in money market funds with financial institutions. The Company maintains cash balances with financial institutions in excess of insured limits. The Company does not anticipate any losses on such cash balances.

Significant Customers and Accounts Receivable

Our primary customer is NIAID. As of June 30, 2016 and December 31, 2015, the Company’s receivable balances (both billed and unbilled) were comprised solely of receivables from NIAID.

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

Accrued Restructuring Expense

Accrued restructuring expense as of June 30, 2016 is as follows:

	Balance as of			Balance as of
	December 31,	Paid	Amortized	June 30,
Description	2015	2016	2016	2016

Accrued severance expense	$131,822	$131,822	$-	$-
Accrued sublease expense	358,769	-	121,644	237,125
Total accrued restructuring expense	$490,591	$131,822	$121,644	$237,125

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

Employee share-based compensation expense recognized in the three and six months ended June 30, 2016 and 2015 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of approximately 12%, based on historical forfeitures.

Share-based compensation expense for the three months ended June 30, 2016 and 2015 was:

	Three months ended June 30,
	2016	2015

Research and development	$23,181	$12,490
General and administrative	143,614	121,114
Total share-based compensation expense	$166,795	$133,604

Share-based compensation expense for the six months ended June 30, 2016 and 2015 was:

	Six months ended June 30,
	2016	2015

Research and development	$52,474	$73,225
General and administrative	296,246	313,747
Restructuring benefit	-	(53,741)
Total share-based compensation expense	$348,720	$333,231

During the three and six months ended June 30, 2016, we granted options to purchase 200,000 shares of common stock to employees and non-employee directors and made no restricted stock grants. During the three months ended June 30, 2015, we made no stock option or restricted stock grants. During the six months ended June 30, 2015, we granted options to purchase 12,000 shares of common stock to employees and made 117,500 shares of restricted stock grants to employees. At June 30, 2016, we had total unrecognized share-based compensation expense related to unvested awards of approximately $1.0 million net of estimated forfeitures, which we expect to recognize as expense over a weighted average period of 1.8 years.

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

Income Taxes

We account for income taxes using the asset and liability approach, which requires the recognition of future tax benefits or liabilities on the temporary differences between the financial reporting and tax bases of our assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. We also recognize a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. Our policy is to recognize interest and penalties on uncertain tax positions as a component of income tax expense. As of June 30, 2016, we had recognized a full valuation allowance since the likelihood of realization of our tax deferred assets does not meet the more likely than not threshold.

Income tax expense was $0.02 and $0.01 million during the three months ended June 30, 2016 and 2015, respectively, and $0.03 million during the six months ended June 30, 2016 and 2015, respectively, relating exclusively to the generation of a deferred tax liability associated with the tax amortization of goodwill, which is included as a component of other long-term liabilities on our consolidated balance sheets. The Company’s effective tax rate for the three and six months ended June 30, 2016 includes the reduction of the Company’s net deferred tax asset to offset net income before taxes for the periods presented.

Basic and Diluted Net Income (Loss) Per Share

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

Our unvested restricted shares contain non-forfeitable rights to dividends, and therefore are considered to be participating securities; the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2016 excludes from the numerator net income attributable to the unvested restricted shares, and excludes the impact of those shares from the denominator which is consistent with the two-class method in accordance with GAAP.

A reconciliation of the numerators and denominators of the basic and diluted per share computations for the three and six months ended June 30, 2016 is as follows (a reconciliation is not required for the three and six months ended June 30, 2015 quarter since the Company recorded a net loss for those periods):

	Three months ended	Six months ended
	June 30, 2016	June 30, 2016

Numerator

Net income	$8,044,474	$6,817,568
Net income allocated to participating securities	(24,004)	(22,288)
Numerator for basic income per share	8,020,470	6,795,280
Incremental allocation of net income to participating securities	172	118
Numerator for diluted income per share	$8,020,642	$6,795,398

Denominator

Weighted average outstanding common shares for basic income per share	64,737,820	64,571,108
Dilutive effect of stock options	468,256	346,159
Denominator for diluted income per share	65,206,076	64,917,267

For the three months ended June 30, 2016, outstanding stock options to purchase approximately 1.5 million shares of common stock, warrants to purchase approximately 1.4 million shares of common stock and approximately 0.8 million of unvested restricted shares were excluded from the calculation of basic and diluted net income per share, because their inclusion would be anti-dilutive.

For the six months ended June 30, 2016, outstanding stock options to purchase approximately 1.9 million shares of common stock, warrants to purchase approximately 1.4 million shares of common stock and approximately 0.8 million of unvested restricted shares were excluded from the calculation of basic and diluted net income per share, because their inclusion would be anti-dilutive.

A total of approximately 7.2 million potentially dilutive securities were excluded from the calculation of diluted net loss per share in the three and six months ended June 30, 2015, because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 supersedes the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the identification of performance obligations and licensing arrangements. In May 2016, the FASB issued guidance to clarify the collectibility criterion, the presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition, and required disclosures for entities that retrospectively apply Topic 606 to each prior reporting period. The Company is currently evaluating; however, has not yet determined the impact of adopting ASU No. 2014-09 on our consolidated financial statements and currently plan to complete our evaluation by late 2017.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes, or ASU No. 2015-17. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are currently evaluating the impact of adopting ASU No. 2015-17 on our consolidated financial statements. However, we will adopt the standard as of December 31, 2016.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The following amendments in this Update apply to all entities:

•	An entity should recognize all excess tax benefits (“windfalls”) and tax deficiencies (“shortfalls”), including tax benefits of dividends on share-based payment awards, as income tax expense or benefit in the income statement. As a result of including income tax effects from windfalls and shortfalls in income tax expense, the calculation of both basic and diluted EPS will be affected. Under the new guidance, windfalls are recognized in net income and thus no longer included in assumed proceeds under the treasury stock method.

•	An entity should classify excess tax benefits along with other income tax cash flows as an operating activity in the statement of cash flows.

•	This Update provides an accounting policy election, to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur.

•	This Update increases the allowable statutory tax withholding threshold to qualify for equity classification from the minimum statutory withholding requirements up to the maximum statutory tax rate in the applicable jurisdiction(s).

•	This Update clarifies that cash paid to a taxing authority by an employer when directly withholding equivalent shares for tax withholding purposes should be considered similar to a share repurchase, and thus classified as a financing activity. All other employer withholding taxes on compensation transactions and other events that enter into the determination of net income continue to be presented within operating activities.

•	The FASB removed the indefinite deferral in paragraph 718-10-65-1 on the need to apply another Topic when the rights conveyed by a freestanding financial instrument are no longer dependent on the holder being an employee. Because this guidance was never implemented, the elimination will not impact current practice.

For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting ASU No. 2016-09 on our consolidated financial statements

Note 3 - Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	As of June 30, 2016
	Level 1	Level 2	Level 3	Balance

Assets
Investment in money market funds(1)	$6,440,774	$-	$-	$6,440,774
Total investment in money market funds	$6,440,774	$-	$-	$6,440,774

Liabilities
Current portion of derivative instruments related to stock purchase warrants	$-	$-	$798,788	$798,788
Total derivative instruments related to stock purchase warrants	$-	$-	$798,788	$798,788

	As of December 31, 2015
	Level 1	Level 2	Level 3	Balance

Assets
Investment in money market funds(1)	$6,430,561	$-	$-	$6,430,561
Total investment in money market funds	$6,430,561	$-	$-	$6,430,561

Liabilities
Current portion of derivative instruments related to stock purchase warrants	$-	$-	$16,411	$16,411
Non-current portion of derivative instruments related to stock purchase warrants	-	-	491,791	491,791
Total derivative instruments related to stock purchase warrants	$-	$-	$508,202	$508,202

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2016 and 2015:

	Balance as of	Unrealized	Balance as of
	December 31,	Losses (Gains)	June 30,
Description	2015	2016	2016
Derivative liabilities related to stock purchase warrants	$508,202	$290,586	$798,788

	Balance as of	Unrealized	Balance as of
	December 31,	Losses (Gains)	June 30,
Description	2014	2015	2015
Derivative liabilities related to stock purchase warrants	$807,679	$(217,630)	$590,049

At June 30, 2016 and 2015, derivative liabilities are comprised of warrants to purchase 903,996 and 1,775,419 shares of common stock, respectively. The warrants are considered to be derivative liabilities due to the presence of net settlement features and/or non-standard anti-dilution provisions, and as a result, are recorded at fair value at each balance sheet date. The fair value of our warrants is determined based on the Black-Scholes option pricing model. Use of the Black-Scholes option pricing model requires the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to the unobservable inputs identified above may change the stock purchase warrants’ fair value; increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in the unobservable inputs generally result in decreases in fair value. Unrealized gains and losses on the fair value adjustments for these derivative instruments are classified in other income (expense) as the change in fair value of derivative instruments in our unaudited condensed consolidated statements of operations.

Quantitative Information about Level 3 Fair Value Measurements
Fair Value at June 30, 2016	Valuation Technique	Unobservable Inputs
$798,788	Black-Scholes option pricing model	Expected term
Expected dividends
Anticipated volatility

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures its long-lived assets, including, property and equipment and goodwill, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. (See Note 2- Summary of Significant Accounting Policies). As of June 30, 2016, the Company had no other assets or liabilities that were measured at fair value on a non-recurring basis.

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

As discussed in Note 1 – Business and Liquidity, on April 8, 2016, the Bankruptcy Court entered an order confirming SIGA’s Plan effective April 12, 2016 which provides for among other things, the process by which SIGA may emerge from bankruptcy, which includes the process by which our Judgment may be satisfied. The Plan provides generally that we will receive, in full settlement and satisfaction of our claim, no later than 120 days plus another potential 90 days after March 23, 2016 (generally considered to be no later than October 19, 2016), one of the following, determined in SIGA’s sole discretion:

i.	payment in full in cash of the unpaid balance of our claim plus interest;

ii.	delivery to us of 100% of SIGA’s common stock; or

iii.	such other treatment as may be mutually agreed upon in writing by SIGA and PharmAthene and approved by the Bankruptcy Court.

On July 20, 2016, The Company and SIGA filed a Joint Motion which seeks approval of amendments to the Plan that would extend the deadline for SIGA to satisfy the previously disclosed judgment owed to the Company from October 19, 2016 to November 30, 2016, conditioned on SIGA’s payment to PharmAthene of $100 million on or prior to October 19, 2016 that will be applied against PharmAthene’s judgment. Interest on any unpaid balance will continue to accrue at 8.75% per year and be paid monthly to the Company by SIGA. A hearing to consider the Joint Motion is scheduled to be held before the Bankruptcy Court on August 15, 2016. No assurance can be given that the Joint Motion will be approved by the Bankruptcy Court.

If the Joint Motion is not approved, under the original terms of the Plan, if SIGA does not make its choice or satisfy the judgment in the manner in which it has chosen by October 19, 2016, we will receive 100% of SIGA by October 24, 2016.

From and after the Effective date (April 12, 2016), SIGA will compute interest on the outstanding balance of the judgment and pay us in arrears monthly. The interest was computed at a rate of 8.75% from April 12, 2016 through June 30, 2016.

Under the Plan, we received $8.9 million from SIGA in the second quarter of 2016, comprised of an initial payment of $5 million (which amount is creditable against final satisfaction of the judgment in our favor and is not refundable) and $3.9 million of interest payments, which has been recorded in other income – litigation on the unaudited condensed consolidated statement of operations. We received $20 million from SIGA in July 2016, as payment to extend by 90 days, until October 19, 2016, the date by which SIGA must satisfy the judgment (this amount is also creditable against final satisfaction of the judgment in our favor and is not refundable).

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

There can be no assurances if and when the Company will receive any additional payments from SIGA as a result of the Judgment. SIGA has indicated in filings with the Bankruptcy Court that it does not currently have cash sufficient to satisfy the award. It is also uncertain whether SIGA will have such cash in the future. Our ability to collect the Judgment depends upon a number of factors, including SIGA’s financial and operational success, which is subject to a number of significant risks and uncertainties (certain of which are outlined in SIGA’s filings with the SEC), as to which we have limited knowledge and which we have no ability to control, mitigate or fully evaluate. Other than the cash payments received to date, the Company has not recognized any potential proceeds from these actions in the financial statements.

Government Contracting

Payments to the Company on cost-plus-fee contracts are provisional. The accuracy and appropriateness of costs charged to U.S. Government contracts are subject to regulation, audit and possible disallowance by the Defense Contract Audit Agency (“DCAA”) and other government agencies such as the Biomedical Advanced Research and Development Authority ("BARDA"). Accordingly, costs billed or billable to U.S. Government customers are subject to potential adjustment upon audit by such agencies. We have finalized incurred cost audits with DCAA for 2006 through 2011. BARDA audited indirect costs or rates charged by us on the SparVax® contract for the years 2008 through 2014. As a result of the BARDA audits, we recorded additional revenue of $5.8 million in 2015, and additional revenue of $0.8 million in the second quarter of 2016.

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

Under the terms of the convertible notes, which were converted or extinguished in 2010, if after the 2nd consecutive business day (other than during an allowable blackout period) on which sales of all of the securities required to be included on the registration statement cannot be made pursuant to the registration statement (a “Maintenance Failure”), we will be required to pay to each selling stockholder a one-time payment of 1.0% of the aggregate principal amount of the convertible notes relating to the affected shares on the initial day of a Maintenance Failure. Our total maximum obligation under this provision at June 30, 2016, which is not probable of payment, would be approximately $0.2 million.

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

Leases

We lease our office in Maryland under a 10 year operating lease, which commenced on May 1, 2007. Remaining annual minimum payments are as follows:

Year	Lease Payments(1)

2016	$428,294
2017	356,911
$785,205

(1)	Minimum payments have not been reduced by the minimum sublease rentals of $0.1 million due in the future under noncancellable subleases.

On September 2, 2015, the Company entered into a sublease agreement with a third party with respect to a portion of its leased office space at an amount less than the Company’s leased amount.

The present value of the Company’s remaining net lease liability for the subleased office space (net of the sublease rental income) at June 30, 2016 was $0.2 million, and is reflected on the balance sheet as accrued restructuring expenses - current.

License Agreements

On July 6, 2015, we signed a license agreement with ImmunoVaccine Technologies (“IMV”) for the exclusive use of the DepoVaxTM vaccine platform (“DPX”), to develop an anthrax vaccine utilizing PharmAthene’s rPA. On June 23, 2016, we terminated this license agreement.

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

In 2008, our stockholders approved amendments to the 2007 Plan, increasing from 3.5 million shares to 4.6 million shares the maximum number of shares authorized for issuance under the 2007 Plan and adding an evergreen provision pursuant to which the number of shares authorized for issuance under the 2007 Plan would increase automatically in each year, beginning in 2009, in accordance with certain limits set forth in the 2007 Plan. Under the terms of the evergreen provision, the annual increases were to continue through 2015, subject, however, to an aggregate limitation on the number of shares that could be authorized for issuance pursuant to such increases. This aggregate limitation was reached on January 1, 2014, so that the number of shares authorized for issuance under the 2007 Plan did not automatically increase on January 1, 2015, or thereafter.

During the three months ended June 30, 2016, 200,000 stock options were granted, and 341,121 stock options were exercised. During the six months ended June 30, 2016, 200,000 stock options were granted, 404,271 stock options were exercised, and 186,957 stock options were forfeited or expired. At June 30, 2016, there are approximately 10.3 million shares approved for issuance under the 2007 Plan, of which approximately 3.4 million shares are available for grant. The Board of Directors in conjunction with management determines who receives awards, the vesting conditions and the exercise price. Options may have a maximum term of ten years.

Warrants

At June 30, 2016 and 2015 there were warrants outstanding to purchase 1,051,358 and 1,922,781 shares of our common stock, respectively. Warrants to purchase 371,423 shares of common stock expired during the three months ended June 30, 2016, all of which were classified as derivative liabilities.

The warrants outstanding as of June 30, 2016, all of which are exercisable, were as follows:

Number of Common Shares Underlying Warrants As of June 30, 2016		Issue Date	Exercise Price	Expiration Date
100,778	(1)	March 2007	$3.97	March 2017
903,996	(2)	July 2010	$1.63	January 2017
46,584	(1)	March 2012	$1.61	March 2022
1,051,358

(1)	These warrants to purchase common stock are classified as equity.

(2)	Because of the presence of net settlement provisions, these warrants to purchase common stock are classified as derivative liabilities. The fair value of these liabilities (see Note 3 – Fair Value Measurements) is remeasured at the end of every reporting period and the change in fair value is reported in the accompanying unaudited condensed consolidated statements of operations as other income (expense).

Note 6 – Financing Transactions

Controlled Equity Offering

On March 25, 2013, we entered into a controlled equity offering sales agreement with a sales agent, and filed with the SEC a prospectus supplement, dated March 25, 2013 to our prospectus dated July 27, 2011, or the 2011 Prospectus, pursuant to which we could offer and sell, from time to time, through the agent shares of our common stock having an aggregate offering price of up to $15 million.

On May 23, 2014, we entered into an amendment, or the 2014 Amendment, to the controlled equity offering sales agreement with the sales agent, pursuant to which we may offer and sell, from time to time, through the agent shares of our common stock having an aggregate offering price of up to an additional $15 million. On that day, we filed a prospectus supplement to the 2011 Prospectus for use in any sales of these additional shares of common stock through July 26, 2014, the date the underlying registration statement (File No. 333-175394) expired. As a result of this expiration, the 2011 Prospectus, as supplemented on March 25, 2013 and May 23, 2014, may no longer be used for the sale of shares of common stock under the controlled equity offering sales agreement, as amended. On May 23, 2014, we also filed a new universal shelf registration statement (File No. 333-196265) containing, among other things, a prospectus, or the 2014 Prospectus, for use in sales of the common stock under the 2014 Amendment. This registration statement was declared effective on May 30, 2014 and will expire on May 30, 2017, three years from its effective date. Since the expiration of the 2011 Prospectus, all sales under the controlled equity offering sales agreement, as amended, are being effected under the 2014 Prospectus.

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

As of June 30, 2016, shares having an aggregate offering price of $3 million remained available under the controlled equity offering sales agreement, as amended. During the three and six months ended June 30, 2016 and 2015, we did not sell any shares of our common stock under this arrangement. We have no current plans to sell any shares under the controlled equity agreement.

Note 7 - Subsequent Events

In July 2016, NIAID exercised the third option under the September 2014 agreement. The exercised option provides additional funding of approximately $1.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This information may involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, risks associated with the following:

•	the risk that we will not be able to collect the full amount awarded to us by the Delaware Court of Chancery in January 2015 in connection with our claim under the lawsuit commenced in December 2006 against SIGA Technology, Inc., or SIGA,

•	subsequent proceedings in the Bankruptcy Court,

•	the reliability of the results of the studies relating to human safety and possible adverse effects resulting from the administration of our product candidates,

•	funding delays, reductions in or elimination of U.S. Government funding and/or non-renewal of expiring funding under our September 2014 contract with the National Institutes of Allergy and Infectious Diseases, or NIAID,

•	our ability to satisfy certain technical milestones under our September 2014 contract with NIAID that would entitle us to receive additional funding over the period of the agreement,

•	the extent of and preservation of our net operating loss carryforwards, or NOLs,

•	delays caused by third parties challenging government contracts awarded to us,

•	unforeseen safety and efficacy issues,

•	accomplishing any future strategic partnerships or business combinations,

•	our ability to continue to satisfy the listing requirements of the NYSE MKT,

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

Forward-looking statements describe management’s current expectations regarding our future plans, strategies and objectives and are generally identifiable by use of the words “may,” “will,” “should,” “could,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “potential” or “plan” or the negative of these words or other variations on these words or comparable terminology. Such statements include, but are not limited to, statements relating to:

•	outcomes under SIGA’s bankruptcy proceedings,

•	anticipated results of pending litigation,

•	potential payments under government contracts or grants,

•	potential future government contracts or grant awards,

•	potential regulatory approvals,

•	future product advancements, and

•	anticipated financial or operational results

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements which present our results of operations for the three and six months ended June 30, 2016 and 2015, as well as our financial positions at June 30, 2016 and December 31, 2015, contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 11, 2016, including the consolidated financial statements contained therein.

Overview

We are a biodefense company engaged in developing a next generation anthrax vaccine. The next generation vaccine is intended to have more rapid time to protection, fewer doses for protection and less stringent requirements for temperature controlled storage and handling than the currently used vaccine.

Since 2006, we have been engaged in legal proceedings with SIGA. On December 23, 2015, the Delaware Supreme Court affirmed the Delaware Court of Chancery's judgment against SIGA which provides an estimated total award of approximately $205 million plus interest. On April 8, 2016, the Bankruptcy Court entered an order confirming SIGA’s third amended reorganization plan, or the Plan, effective April 12, 2016 which provides for SIGA to emerge from bankruptcy and provides various alternatives for the final resolution of our litigation claim against SIGA during 2016. The Plan provides generally that we will receive, in full settlement and satisfaction of our claim, no later than 120 days plus another potential 90 days after March 23, 2016 (generally considered to be no later than October 19, 2016). Under the Plan, we received $8.9 million from SIGA in the second quarter of 2016, comprised of an initial payment of $5 million (which amount is creditable against final satisfaction of the judgment in our favor and is not refundable) and $3.9 million of interest payments. We received $20 million from SIGA in July 2016, as payment to extend by 90 days, until October 19, 2016, the date by which SIGA must satisfy the judgment (this amount is also creditable against final satisfaction of the judgment in our favor and is not refundable).

On July 20, 2016, The Company and SIGA filed a Joint Motion of Reorganized Debtor and PharmAthene, Inc. to Amend Debtor’s Third Amended Chapter 11 Plan (the “Plan”) to Extend PharmAthene Allowed Claim Treatment Date (the “Joint Motion”). The Joint Motion was filed with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Joint Motion seeks approval of amendments to the Plan that would extend the deadline for SIGA to satisfy the previously disclosed judgment owed to the Company from October 19, 2016 to November 30, 2016, conditioned on SIGA’s payment to PharmAthene of $100 million on or prior to October 19, 2016 that will be applied against PharmAthene’s judgment. Interest on any unpaid balance will continue to accrue at 8.75% per year and be paid monthly to the Company by SIGA. A hearing to consider the Joint Motion is scheduled to be held before the Bankruptcy Court on August 15, 2016. No assurance can be given that the Joint Motion will be approved by the Bankruptcy Court.

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

During 2016, we continue to develop our plans to create stockholder value from the alternative SIGA litigation outcomes, which are discussed further in the section entitled “Item 1. - Legal Proceedings”, and will commence execution of those plans.

Post-SIGA Payment Plans

In the event that SIGA pays us the full value of the judgment in cash, and barring any unexpected material events, we currently expect that we will distribute at least 90% of the after tax net cash proceeds from these payments to our stockholders. The timing and form of distribution will depend upon our analysis of the Company’s current situation, applicable corporate statutes relating to distributions and the economic consequences to our stockholders. After distribution of these cash proceeds, we intend to seek an M&A transaction to maximize the value of the Company’s remaining assets and anthrax vaccine programs. No assurances can be given that we will identify such a transaction or that any such transaction will increase stockholder value.

We are developing a transition plan and strategy for operating SIGA as a separate business without disruption in the event SIGA chooses to pay our claim by turning over 100% of its common stock to us.

Net Operating Loss

We anticipate that eventual receipt of an award from SIGA could generate substantial taxable income to us, a portion of which can potentially be offset by our tax NOL carryforwards. At December 31, 2015, we had available $156 million in accumulated losses available to offset income, subject to limitations imposed by the U.S. Internal Revenue Code of 1986 (the “Code”). On November 25, 2015, we adopted a Shareholders Rights Plan to help ensure that the NOLs remain available to help maximize the value for our stockholders of any amount received from the SIGA litigation.

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

Results of Operations

Revenue

We recognized revenue of $2.1 million and $1.1 million during the three months ended June 30, 2016 and 2015, respectively. We recognized revenue of $3.1 million and $8.2 million during the six months ended June 30, 2016 and 2015, respectively.

During the three and six months ended June 30, 2016 and 2015, our revenue was derived primarily from contracts with the U.S. Government for the development of anthrax vaccine programs. Our revenue in the three and six months ended June 30, 2016 changed from the comparable period of 2015 primarily due to the following:

•	Under our existing contract with NIAID for the development of a next generation lyophilized anthrax vaccine (“SparVax-L”) based on the Company’s proprietary technology platform which contributes the rPA bulk drug substance that is used in the liquid SparVax® formulation, we recognized approximately $1.3 million and $1.1 million in revenue during the three months ended June 30, 2016 and 2015, respectively, and $2.3 million and $2.1 million during the six months ended June 30, 2016 and 2015, respectively. Revenue recognized to date under this contract is $7.4 million.

•	Under our contract for the development of SparVax®, we recognized approximately $0.8 million and $0.01 million in revenue during the three months ended June 30, 2016 and 2015, respectively, and $0.8 million and $6.1 million during the six months ended June 30, 2016 and 2015, respectively. Our revenue recognized during the three and six months ended June 30, 2016 was the result of an audit by BARDA for 2014. $5.8 million of the revenue recognized in 2015 was related to an audit by BARDA for the years 2008 through 2013.

Research and Development Expenses

Our research and development expenses were $1.1 million and $1.2 million during the three months ended June 30, 2016 and 2015, respectively. Our research and development expenses were $2.2 million and $2.8 million during the six months ended June 30, 2016 and 2015, respectively. These expenses resulted from research and development activities in all periods related primarily to our anthrax vaccine programs. Direct expenses included salaries and other costs of personnel, raw materials and supplies, and an allocation of indirect expenses. We also incurred third-party costs, such as contract research, consulting, and clinical development costs for individual projects.

For the six months ended June 30, 2016, research and development expenses decreased $0.6 million from the same period in the prior year. In accordance with our realignment plan, or Realignment Plan, approved by our Board on March 9, 2015 (with the goal of preserving and maximizing, for the benefit of our stockholders, the value of any proceeds from the SIGA litigation and our existing biodefense assets, and which plan eliminated approximately two-thirds of our workforce and aimed to preserve sufficient cash and cash equivalents to finance our continued operations through a period of time expected to extend beyond our collection of the amount awarded to us by the Delaware Chancery Court's affirmed judgment), labor and related indirect costs decreased period over period. In addition, costs were incurred in 2015 to further the NIAID SparVax-L program.

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

Expenses associated with general and administrative functions were $1.4 million and $1.8 million for the three months ended June 30, 2016 and 2015, respectively, and $2.6 million and $4.0 million for the six months ended June 30, 2016. The $0.4 million decrease from the same three month period in 2015 and the $1.4 million decrease from the same six month period in 2015 was primarily due to a reduction in employee costs resulting from our implementation of the Realignment Plan, a reduction in expenses resulting from the sublease of a portion of the Company’s leased office space, and a reduction in legal expenses, which was partially offset by an increase in professional fees.

Other Income (Expense)

For the three and six months ended June 30, 2016, other income primarily consisted of payments of approximately $8.9 million received from SIGA under the Plan, and approximately $0.3 million of unrealized losses from the change in fair value of our derivative financial instruments. Under SIGA’s Reorganization Plan, we received from SIGA: (i) in April 2016, an initial payment of $5 million, which is creditable against final satisfaction of the judgment in our favor and is not refundable, (ii) in May 2016, approximately $0.9 million, calculated by SIGA as interest on the judgment for the period of April 12, 2016 through April 30, 2016, and (iii) in June 2016, two payments of approximately $1.5 million each, calculated by SIGA as interest on the judgment for the period of May 1, 2016 through May 31, 2016 and June 1, 2016 through June 30, 2016, respectively.

Other expense for the three and six months ended June 30, 2015 was $0.4 million and $43 thousand, respectively. Other expense primarily consisted of the realization of cumulative translation adjustment on the substantial liquidation of our wholly-owned United Kingdom subsidiary, PharmAthene UK limited, changes in the fair value of our derivative financial instruments, and interest expense on our debt and other financial obligations.

Income Taxes

The provision for income taxes was $0.02 million and $0.01 for the three months ended June 30, 2016 and 2015, respectively. The provision for income taxes was $0.03 million for the six months ended June 30, 2016 and 2015. Our provision for income taxes results from the difference between the treatment of goodwill for income tax purposes and for U.S. GAAP. The Company’s effective tax rate for the three and six months ended June 30, 2016 includes the reduction of the Company’s net deferred tax asset to offset net income before tax for the periods presented.

Liquidity and Capital Resources

Overview

Our primary source of cash during the three and six months ended June 30, 2016 was approximately $8.9 million in proceeds received from SIGA under the Plan, and proceeds paid under our contract with NIAID. Our primary sources of cash during the comparable period in 2015 were the receipt of a $5.8 million one-time payment as the result of an audit completed by BARDA, and proceeds paid under our contract with NIAID.

Our cash and cash equivalents were $23.2 million and $15.6 million at June 30, 2016 and December 31, 2015, respectively. In July 2016, we received a $20 million payment from SIGA to extend by 90 days the date on which SIGA must satisfy the judgment. The proceeds received from SIGA have been placed in low risk money market funds in an effort to preserve capital. In the event SIGA pays us the full value of the judgment in cash, and barring any unexpected material events, we expect that we will distribute at least 90% of the after tax net cash proceeds to our stockholders. The timing and form of any distribution will depend on our analysis of the Company’s current situation, applicable corporate statutes relating to distributions and the economic consequences to our stockholders. We believe, based on the operating cash requirements and capital expenditures expected for 2016, the Company’s cash on hand at June 30, 2016, excluding the SIGA proceeds that we intend to distribute to stockholders, is adequate to fund operations for at least the next twelve months.

We have finalized incurred cost audits with DCAA for 2006 through 2011. BARDA has audited indirect costs or rates charged by us on the SparVax® contract for the years 2008 through 2014. As a result of the BARDA audits, we recorded additional revenue of $5.8 million in 2015, and additional revenue of $0.8 million in the second quarter of 2016.

Our sole sources of revenue consist of (1) revenues related to the audit of the BARDA contract and (2) revenues under our September 2014 contract with NIAID for the development of SparVax-L based on our proprietary technology platform which contributes the rPA bulk drug substance that is used in the liquid SparVax® formulation.

The NIAID agreement is incrementally funded. Over the base period of the agreement, we were awarded initial funding of approximately $5.2 million, which includes a cost reimbursement component and a fixed fee component payable upon achievement of certain milestones. NIAID exercised the first, second and third options under this agreement in September 2015, December 2015, and July 2016, respectively. The exercised options provide additional funding of approximately $6.0 million and an extension of the period of performance through April 30, 2017. Through June 30, 2016, the Company has recognized $7.4 million of revenue under the contract. The contract has a total value of up to approximately $28.1 million, if all technical milestones are met and all eight contract options are exercised by NIAID. NIAID may exercise options at its discretion and if all options are exercised, the contract would last approximately five years.

We have incurred significant losses since we commenced operations. As of June 30, 2016, we had accumulated losses of $216.9 million since our inception. While we have undertaken efforts to reduce expenses, if we continue to incur losses and are not able to raise adequate funds to cover those losses, we may be required to cease operations.

Historically, we have not generated positive cash flows from operations. To bridge the gap between payments made to us under our U.S. Government contracts and grants and our operating and capital needs, we have had to rely on a variety of financing sources, including the issuance of equity and equity-linked securities and proceeds from loans and other borrowings. On March 25, 2013, we entered into a controlled equity offering arrangement pursuant to which we could offer and sell, from time to time, through a sales agent, shares of our common stock having an aggregate offering price of up to $15 million, which we later amended on May 23, 2014 to increase the offering amount by $15 million. During the three and six months ended June 30, 2016 and 2015, we did not sell any shares of our common stock under this arrangement. Aggregate gross proceeds of up to $3 million remain available under this arrangement. We have no current plans to sell any shares under the controlled equity agreement.

Following the implementation of our Realignment Plan, we can offer no assurances that we have correctly estimated the resources or personnel necessary to seek partners, co-developers or acquirers for our biodefense programs or execute under our NIAID contract. If a larger workforce or one with a different skillset is ultimately required to maintain our operations, we may be unable to maximize the value of the SIGA litigation and our existing biodefense assets. In addition, as part of our Realignment Plan, executive officers who served the Company for many years were terminated, and, with the exception of Eric Richman’s continued service on the Board, are no longer be available to guide the Company. We also cannot assure you that we have accurately estimated the cash and cash equivalents necessary to finance our operations until we have received SIGA’s payment in full. If revenues from our NIAID contract are less than we anticipate, if operating expenses exceed our expectations or cannot be adjusted accordingly, or if we have underestimated the time it will take for us to enforce payment of or collect the damages award from SIGA, then our business, results of operations, financial condition and cash flows will be materially and adversely affected.

In addition, we may voluntarily elect to raise additional capital to strengthen our financial position. There can be no assurances that we would be successful in raising additional funds on acceptable terms or at all. Additional sales of common stock may be made at prices that are dilutive to existing stockholders.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$7,184,295	$(60,055)
Investing activities	(27,450)	(48,677)
Financing activities	435,299	(123,453)
Effects of exchange rates on cash	(4,074)	673
Total increase (decrease) in cash and cash equivalents	$7,588,070	$(231,512)

Operating Activities

Net cash provided by operating activities was $7.2 million for the six months ended June 30, 2016 compared to $0.06 million which was used in operating activities for the six months ended June 30, 2015.

Net cash provided by operating activities during the six months ended June 30, 2016 reflects our net income of $6.8 million, adjusted for non-cash share-based compensation expense of $0.3 million, the increase in the fair value of our derivative instruments of $0.3 million, and other non-cash expenses of $0.1 million. An increase in billed receivables of approximately $0.5 million and an increase in prepaid expenses and other current assets of $0.2 million was offset by a $0.2 million decrease in unbilled receivables and a $0.1 million decrease in other long-term assets and deferred costs. Accounts payable and accrued expenses and other liabilities increased by a combined $0.4 million and accrued restructuring expenses decreased by $0.3 million.

Net cash used in operating activities during the six months ended June 30, 2015 reflects our net loss of $0.9 million, adjusted for the realization of a cumulative translation adjustment of $0.2 million, non-cash share-based compensation expense of $0.3 million, the decrease in the fair value of our derivative instruments of $0.2 million, and other non-cash expenses of $0.1 million. Receivables (billed and unbilled) and prepaid expenses increased by $0.9 million. Accounts payable and accrued expenses and other liabilities decreased by $0.5 million and accrued restructuring expenses were $0.8 million.

Investing Activities

There were no significant investing activities during the six months ended June 30, 2016 and June 30, 2015.

Financing Activities

Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2016, as compared to $0.1 million used in financing activities for the six months ended June 30, 2015.

Net cash provided by financing activities during the six months ended June 30, 2016 was primarily due to net proceeds received of $0.4 million from the issuance of common stock due to stock options exercised. Net cash used in financing activities during the six months ended June 30, 2015 was primarily due to a $0.5 million repayment of the term loan, partially offset by $0.4 million in proceeds received from the issuance of common stock due to stock options exercised.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following are contractual obligations at June 30, 2016:

Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating facility leases(2)	$785,205	$785,205	$-	$-	$-
Research and development agreements	1,542,322	1,542,322	-	-	-
Total contractual obligations	$2,327,527	$2,327,527	$-	$-	$-

(1)	This table does not include any royalty payments relating to future sales of products subject to license agreements the Company has entered into in relation to its in-licensed technology, as the timing and likelihood of such payments are not known. The table also excludes any obligations related to registration rights agreements, as a result of a maintenance failure (as defined in such agreements), as the likelihood of any such payment is not probable. See additional discussion in Note 4 – Commitments and Contingencies in the unaudited condensed consolidated financial statements which are included in Part I of this Form 10-Q.

(2)	Lease obligations have not been reduced by the minimum sublease rentals of $0.1 million due in the future under noncancellable subleases.

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

The change in fair value of our derivative instruments is calculated utilizing the Black-Scholes option pricing model; therefore, a 10% increase/decrease in the closing price of the Company’s common stock at June 30, 2016, would result in a change in fair value of derivative instruments and our earnings of approximately $0.2 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2016, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

On April 8, 2016, the Bankruptcy Court entered an order confirming SIGA’s Plan effective April 12, 2016 which provides for among other things, the process by which SIGA may emerge from bankruptcy, which includes the process by which our Judgment may be satisfied. The Plan provides generally that we will receive, in full settlement and satisfaction of our claim, no later than 120 days plus another potential 90 days after March 23, 2016 (generally considered to be no later than October 19, 2016), one of the following, determined in SIGA’s sole discretion:

i.	payment in full in cash of the unpaid balance of our claim plus interest;

ii.	delivery to us of 100% of SIGA’s common stock; or

iii.	such other treatment as may be mutually agreed upon in writing by SIGA and PharmAthene and approved by the Bankruptcy Court.

On July 20, 2016, The Company and SIGA filed a Joint Motion of Reorganized Debtor and PharmAthene, Inc. to Amend Debtor’s Third Amended Chapter 11 Plan (the “Plan”) to Extend PharmAthene Allowed Claim Treatment Date (the “Joint Motion”). The Joint Motion was filed with Bankruptcy Court. The Joint Motion seeks approval of amendments to the Plan that would extend the deadline for SIGA to satisfy the previously disclosed judgment owed to the Company, under the same terms, from October 19, 2016 to November 30, 2016, conditioned on SIGA’s payment to PharmAthene of $100 million on or prior to October 19, 2016 that will be applied against PharmAthene’s judgment. Interest on any unpaid balance will continue to accrue at 8.75% per year and be paid monthly to the Company by SIGA. A hearing to consider the Joint Motion is scheduled to be held before the Bankruptcy Court on August 15, 2016. No assurance can be given that the Joint Motion will be approved by the Bankruptcy Court.

If the Joint Motion is not approved, under the original terms of the Plan, if SIGA does not make its choice or satisfy the judgment in the manner in which it has chosen by October 19, 2016, we will receive 100% of SIGA’s common stock by October 24, 2016.

From and after the Effective date (April 12, 2016), SIGA will compute interest on the outstanding balance and pay us in arrears monthly. The interest was computed at a rate of 8.75% from April 12, 2016 through June 30, 2016.

Under the Plan, we received from SIGA: (i) in April 2016, an initial payment of $5 million (which amount is creditable against final satisfaction of the judgment in our favor and is not refundable), (ii) in May 2016, approximately $0.9 million, calculated by SIGA as interest on the judgment for the period of April 12, 2016 through April 30, 2016, (iii) in June 2016, two payments of approximately $1.5 million each, calculated by SIGA as interest on the judgment for the period of May 1, 2016 through May 31, 2016 and June 1, 2016 through June 30, 2016, respectively and (iv) in July 2016, $20 million, as payment to extend by 90 days, until October 19, 2016, the date by which SIGA must satisfy the judgment (this amount is also creditable against final satisfaction of the judgment in our favor and is not refundable).

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

There can be no assurances if and when the Company will receive any additional payments from SIGA as a result of the Judgment. SIGA has indicated in filings with the Bankruptcy Court that it does not currently have cash sufficient to satisfy the award. It is also uncertain whether SIGA will have such cash in the future. Our ability to collect the Judgment depends upon a number of factors, including SIGA’s financial and operational success, which is subject to a number of significant risks and uncertainties (certain of which are outlined in SIGA’s filings with the SEC), as to which we have limited knowledge and which we have no ability to control, mitigate or fully evaluate. Other than the cash payments received to date, the Company has not recognized any potential proceeds from these actions in the financial statements.

Post-SIGA Payment Plans

In the event that SIGA pays us the full value of the judgment in cash, and barring any unexpected material events, we currently expect that we will distribute at least 90% of the after tax net cash proceeds to our stockholders. The timing and form of distribution will depend upon our analysis of the Company’s current situation, applicable corporate statutes relating to distributions and the economic consequences to our stockholders. After distribution of these cash proceeds, we intend to seek an M&A transaction to maximize the value of the Company’s remaining assets and anthrax vaccine programs. No assurances can be given that we will identify such a transaction or that any such transaction will increase stockholder value.

We are developing a transition plan and strategy for operating SIGA as a separate business without disruption in the event SIGA chooses to pay our claim by turning over 100% of its common stock to us.

Item 1A. Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

No.	Description

31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(101)	The following condensed consolidated financial statements from the PharmAthene, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in Extensive Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive (Loss) income for the three and six months ended June 30, 2016 and 2015, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) Notes to unaudited consolidated financial statements.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMATHENE, INC.

Dated: August 4, 2016	By:	/s/ John M. Gill
Name: John M. Gill
Title: President and Chief Executive Officer

Dated: August 4, 2016	By:	/s/ Philip MacNeill
Name: Philip MacNeill
Title: Vice President, Chief Financial Officer, Treasurer and Secretary