Form 10-Q
period 2016-09-30
PHARMATHENE, INC
filed 2016-11-04
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of November 1, 2016 was 66,728,568.

PHARMATHENE, INC.

 i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$69,106,979	$15,569,813
Short-term investments	66,841,690	-
Billed accounts receivable	665,659	511,994
Unbilled accounts receivable	912,126	963,345
Prepaid expenses and other current assets	509,857	181,714
Total current assets	138,036,311	17,226,866

Property and equipment, net	153,823	233,694
Other long-term assets and deferred costs	-	53,384
Goodwill	2,348,453	2,348,453
Total assets	$140,538,587	$19,862,397

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$614,543	$521,122
Accrued expenses and other liabilities	1,778,193	1,248,708
Accrued restructuring expenses - current	173,301	381,950
Other short-term liabilities	11,588	11,250
Current portion of derivative instruments	1,150,845	16,411
Total current liabilities	3,728,470	2,179,441

Accrued restructuring expenses, less current portion	-	108,641
Other long-term liabilities	427,077	433,407
Derivative instruments, less current portion	-	491,791
Total liabilities	4,155,547	3,213,280

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 66,423,033 and 64,382,086 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	6,642	6,438
Accumulated other comprehensive income	12,346	-
Additional paid-in-capital	244,035,496	240,366,704
Accumulated deficit	(107,671,444)	(223,724,025)
Total stockholders’ equity	136,383,040	16,649,117
Total liabilities and stockholders’ equity	$140,538,587	$19,862,397

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Contract revenue	$993,885	$1,155,839	$4,110,833	$9,374,155

Operating expenses:
Research and development	1,236,692	1,125,865	3,409,005	3,962,019
General and administrative	3,714,747	1,231,035	6,343,426	5,246,396
Restructuring expense	-	422,482	-	2,519,273
Depreciation	32,235	35,005	110,371	108,798
Total operating expenses	4,983,674	2,814,387	9,862,802	11,836,486

Loss from operations	$(3,989,789)	$(1,658,548)	$(5,751,969)	$(2,462,331)
Other income:
Interest income (expense), net	25,186	(9,888)	25,614	(48,492)
Realization of cumulative translation adjustment	-	-	-	(229,192)
Change in fair value of derivative instruments	(352,057)	359,796	(642,643)	577,426
Other income - litigation	113,566,451	-	122,461,489	-
Other income (expense)	659	(691)	6,400	6,594
Total other income	113,240,239	349,217	121,850,860	306,336

Net income (loss) before income taxes	109,250,450	(1,309,331)	116,098,891	(2,155,995)
Income tax provision	(15,437)	(15,437)	(46,310)	(46,310)
Net income (loss)	$109,235,013	$(1,324,768)	$116,052,581	$(2,202,305)

Basic net income (loss) per share	$1.68	$(0.02)	$1.79	$(0.03)
Diluted net income (loss) per share	$1.67	$(0.02)	$1.79	$(0.03)
Weighted average shares used in calculation of basic net income (loss) per share	65,001,584	64,187,618	64,715,647	63,858,500
Weighted average shares used in calculation of diluted net income (loss) per share	65,814,765	64,187,618	65,322,158	63,858,500

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net income (loss)	$109,235,013	$(1,324,768)	$116,052,581	$(2,202,305)
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments	12,346	-	12,346	-
Foreign currency translation adjustments	-	-	-	336
Realization of cumulative translation adjustment included in net loss	-	-	-	229,192
Comprehensive income (loss)	$109,247,359	$(1,324,768)	$116,064,927	$(1,972,777)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2016	2015

Operating activities
Net income (loss)	$116,052,581	$(2,202,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Realization of cumulative translation adjustment	-	229,192
Share-based compensation expense	1,896,542	426,988
Change in fair value of derivative instruments	642,643	(577,426)
Depreciation expense	110,371	108,798
Deferred income taxes	46,310	46,310
Amortization of premium and discount on short-term investments	18,242	-
Non-cash interest expense	13,460	(51,820)
Impairment of property and equipment	-	36,981
Gain on the disposal of property and equipment	(687)	(7,600)
Changes in operating assets and liabilities:
Billed accounts receivable	(153,665)	110,656
Unbilled accounts receivable	51,219	(362,232)
Prepaid expenses and other current assets	(328,326)	(9,602)
Other long-term assets and deferred costs	53,384	-
Accounts payable	93,421	(85,175)
Accrued restructuring expenses	(330,750)	800,769
Accrued expenses and other liabilities	479,749	149,438
Net cash provided by (used in) operating activities	118,644,494	(1,387,028)
Investing activities
Purchases of available-for-sale investments	(66,847,586)	-
Purchases of property and equipment	(30,500)	(68,277)
Proceeds from the sale of property and equipment	687	7,600
Net cash used in investing activities	(66,877,399)	(60,677)
Financing activities
Repayment of debt	-	(750,007)
Proceeds from issuance of common stock, including exercise of stock options, net of offering costs	1,773,343	943,601
Other	(889)	-
Net cash provided by financing activities	1,772,454	193,594
Effects of exchange rates on cash	(2,383)	169
Increase (decrease) in cash and cash equivalents	53,537,166	(1,253,942)
Cash and cash equivalents, at beginning of period	15,569,813	18,643,351
Cash and cash equivalents, at end of period	$69,106,979	$17,389,409

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$108,134

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2016

Note 1 - Business and Liquidity

We are a biodefense company engaged in developing a next generation anthrax vaccine. The next generation vaccine is intended to have more rapid time to protection, fewer doses for protection and less stringent requirements for temperature controlled storage and handling than the currently used vaccine.

Since 2006, we have been engaged in legal proceedings with SIGA Technologies, Inc. (“SIGA”). On December 23, 2015, the Delaware Supreme Court affirmed the Delaware Court of Chancery’s judgment against SIGA which provides an estimated total award of approximately $208.7 million plus additional interest. On April 8, 2016, the Bankruptcy Court entered an order confirming SIGA’s third amended Reorganization Plan (the “Plan”) effective April 12, 2016 which provides for SIGA to emerge from bankruptcy and provides various alternatives for the final resolution of our litigation claim against SIGA during 2016. Under the Plan, we received $122.5 million from SIGA during the nine months ended September 30, 2016, comprised of principle payments of $115 million (which amount is creditable against final satisfaction of the judgment in our favor and is not refundable) and $7.5 million of payments calculated by SIGA as interest on the judgment. Of the $115 million in principle payments, $20 million was to initially extend the deadline by which SIGA must satisfy the judgment by 90 days to October 19, 2016 (which amount is also creditable against final satisfaction of the judgment in our favor and is not refundable).

On July 20, 2016, the Company and SIGA filed a Joint Motion of Reorganized Debtor and PharmAthene, Inc. to Amend Debtor’s Third Amended Chapter 11 Plan to Extend PharmAthene Allowed Claim Treatment Date (the “Joint Motion”). The Joint Motion was filed with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Joint Motion sought approval of amendments to the Plan to extend the deadline for SIGA to satisfy the judgment from October 19, 2016 to November 30, 2016, conditioned on SIGA’s payment to PharmAthene of $100 million in the aggregate (including prior payments of principle and interest) on or prior to October 19, 2016. Interest on any unpaid balance will continue to accrue at 8.75% per year and be paid monthly to the Company by SIGA. The Joint Motion was approved by the Bankruptcy Court on August 18, 2016, and in connection therewith, on October 6, 2016, SIGA paid the Company $10 million, representing the balance of the $100 million due on or before October 19, 2016. Following this payment, $83.7 million remains due, under the total award amount of approximately $208.7 million.

During the first half of 2015, we narrowed the scope of our product development programs, reduced our employee headcount and executed other cost reductions. These actions have allowed us to have sufficient cash to recognize the benefit of the SIGA award and advance our anthrax vaccine programs without the need to raise additional capital. During the second half of 2015, we focused our efforts on creating alternatives for settling the SIGA litigation claim and developing business plans around possible alternative outcomes.

On September 9, 2014, we signed a contract with the National Institutes of Allergy and Infectious Diseases (“NIAID”) for the development of a next generation lyophilized anthrax vaccine (“SparVax-L”) based on our proprietary technology platform which contributes the recombinant protective antigen (“rPA”) bulk drug substance that is used in the liquid SparVax® formulation. The contract is incrementally funded. Over the base period of the contract, we were awarded initial funding of approximately $5.2 million, which includes a cost reimbursement component and a fixed fee component payable upon achievement of certain milestones. NIAID exercised the first, second and third options under this agreement in September 2015, December 2015, and July 2016, respectively. The exercised options provide additional funding of approximately $6 million and an extension of the period of performance through April 30, 2017. The contract has a total value of up to approximately $28.1 million, if all technical milestones are met and all eight contract options are exercised by NIAID. If NIAID exercises all options, the contract would last approximately five years. If NIAID does not exercise any additional options, the contract would expire by its terms on April 30, 2017.

On August 5, 2016 the Company filed a formal protest against the Department of Health and Human Services “DHHS” challenging its solicitation for a next-generation Anthrax vaccine provider. According to the protest, filed with the U.S. Government Accountability Office (the “GAO”), the government’s Request for Proposals was written in a way that eliminated competition. The Company spent approximately $1 million in related proposal, legal and professional consulting services. After further discussions with DHHS, the Company withdrew the protest on August 25, 2016. The Company agreed to withdraw the protest when the Biomedical Advanced Research and Development Authority (“BARDA”) agreed to participate in conversations with NIAID and the Company on mechanisms to advance the program. These conversations are planned as part of the annual review meeting under the NIAID contract to occur in November 2016.

As of September 30, 2016, our cash balance was $69.1 million, our short-term investments balance was $66.8 million, our accounts receivable (billed and unbilled) balance was $1.6 million, and our current liabilities were $3.7 million. Our excess cash balances have been placed in low risk money market funds, short-term U.S. Treasury securities and short-term government-sponsored enterprise securities in an effort to preserve capital. In the event SIGA pays us the full value of the judgment in cash, and barring any unexpected material events, we expect that we will distribute at least 90% of the after tax net cash proceeds to our stockholders. The timing and form of any distribution will depend on our analysis of the Company’s current situation, applicable corporate statutes relating to distributions and the economic consequences to our stockholders. We believe, based on the operating cash requirements and capital expenditures expected for 2016, the Company’s cash on hand at September 30, 2016, excluding the SIGA proceeds that we intend to distribute to stockholders, is adequate to fund operations for at least the next twelve months.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Our unaudited condensed consolidated financial statements include significant estimates for our share-based compensation, deferred tax assets, liabilities and valuation allowances, and the value of our financial instruments, among other things. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost which approximates fair value and include investments in money market funds with the U.S. Treasury and government-sponsored enterprise debt securities. We consider all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. The Company maintains cash balances with financial institutions in excess of insured limits. The Company does not anticipate any losses on such cash balances.

Short-Term Investments

Investments are classified as available-for-sale pursuant to the accounting standards for investments in debt securities. Investments with maturities of less than one year are classified as short-term and consist of investment grade U.S. Treasury debt securities and government-sponsored enterprise debt securities, all of which are due within six months. Investments are carried at fair value with unrealized gains and losses included as a component of other comprehensive income (loss), until such gains and losses are realized. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive income to the statement of operations. Management reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. We assess the risk of impairment related to securities held in our investment portfolio on a regular basis. There were no investments with a fair value that was significantly lower than the amortized cost basis as of September 30, 2016.

Cash and cash equivalents and short-term investments consist of the following:

	Amortized Cost		Fair Value
	September 30,	Unrealized	September 30,
Description	2016	Gains	2016
Cash and cash equivalents:
Cash and money market funds	$14,142,002	$-	$14,142,002
Government-sponsored enterprise securities (original maturities within three months)	54,964,977	-	54,964,977
Total cash and cash equivalents	$69,106,979	$-	$69,106,979
Short-term investments:
U.S. Treasury securities	$20,074,630	$5,020	$20,079,650
Government-sponsored enterprise securities (original maturities within six months)	46,754,714	7,326	46,762,040
Total short-term investments	$66,829,344	$12,346	$66,841,690
Total cash, cash equivalents and short-term investments	$135,936,323	$12,346	$135,948,669

Significant Customers and Accounts Receivable

Our sole customer is NIAID. As of September 30, 2016 and December 31, 2015, the Company’s receivable balances (both billed and unbilled) were comprised solely of receivables from this customer.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net identifiable assets associated with acquisitions. We review the recoverability of goodwill annually at the end of our fiscal year and whenever events or changes in circumstances indicate that it is more likely than not that impairment exists. Recoverability of goodwill is reviewed by comparing our market value (as measured by our stock price multiplied by the number of outstanding shares as of the assessment date) to the net book value of our equity. If our market value exceeds our net book value, no further analysis is required. We completed our annual impairment assessment of goodwill on December 31, 2015 and determined that there was no impairment as of that date.

Changes in our business strategy or adverse changes in market conditions could impact the impairment analyses and require the recognition of an impairment charge equal to the excess of the carrying value over its estimated fair value.

Accrued Restructuring

The remaining accrued liability relating to our restructuring expense as of September 30, 2016 is as follows:

	Balance as of			Balance as of
	December 31,	Paid	Amortized	September 30,
Description	2015	2016	2016	2016

Accrued severance expense	$131,822	$131,822	$-	$-
Accrued sublease expense	358,769	-	185,468	173,301
Total accrued restructuring expense	$490,591	$131,822	$185,468	$173,301

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

Revenue Recognition

We generate our revenue from a cost-plus-fee contract.

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

Employee share-based compensation expense recognized in the three and nine months ended September 30, 2016 and 2015 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of approximately 12%, based on historical forfeitures.

Share-based compensation expense for the three and nine months ended September 30, 2016 and 2015 was:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Research and development	$83,900	$12,034	$136,374	$85,259
General and administrative	1,463,922	81,723	1,760,168	395,470
Restructuring benefit	-	-	-	(53,741)
Total share-based compensation expense	$1,547,822	$93,757	$1,896,542	$426,988

During the third quarter of 2016, 805,994 shares of restricted stock and options to purchase 70,000 shares of common stock vested as a result of the achievement of performance conditions. During the three months ended September 30, 2016, we made no grants of options or shares of restricted stock. During the nine months ended September 30, 2016, we granted options to purchase 200,000 shares of common stock to employees and non-employee directors and made no restricted stock grants. During the three months ended September 30, 2015, we granted options to purchase 100,000 shares of common stock to non-employee directors and made no restricted stock grants. During the nine months ended September 30, 2015, we granted options to purchase 112,000 shares of common stock to employees and non-employee directors and made 117,500 shares of restricted stock grants to employees. At September 30, 2016, we had total unrecognized share-based compensation expense related to unvested awards of approximately $0.6 million net of estimated forfeitures, which we expect to recognize as expense over a weighted average period of 1.8 years.

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

Income tax expense was $0.02 million during the three months ended September 30, 2016 and 2015, and $0.05 million during the nine months ended September 30, 2016 and 2015, relating exclusively to the generation of a deferred tax liability associated with the tax amortization of goodwill, which is included as a component of other long-term liabilities on our consolidated balance sheets. The Company’s effective tax rate for the three and nine months ended September 30, 2016 includes the reduction of the Company’s net deferred tax asset to offset net income before taxes for the periods presented. As of September 30, 2016, we had recognized a full valuation allowance on our remaining net deferred tax assets of approximately $62 million until such point in time the likelihood of realization of our tax deferred assets would not meet the more likely than not threshold.

Basic and Diluted Net Income (Loss) Per Share

Income (loss) per share: Basic income (loss) per share is computed by dividing consolidated net income (loss) by the weighted average number of common shares outstanding during the period, excluding unvested restricted stock.

For periods of net income when the effects are not anti-dilutive, diluted earnings per share is computed by dividing our net income by the weighted average number of shares outstanding and the dilutive impact of all potentially dilutive common shares, consisting primarily of stock options, unvested restricted stock and stock purchase warrants. The dilutive impact of our potentially dilutive common shares resulting from stock options and stock purchase warrants is determined by applying the treasury stock method.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potentially dilutive common shares is anti-dilutive due to the net losses.

Our unvested restricted shares contain non-forfeitable rights to dividends, and therefore are considered to be participating securities. There were no unvested restricted shares outstanding as of September 30, 2016, and therefore were no participating securities included in the computations.

A reconciliation of the numerators and denominators of the basic and diluted per share computations for the three and nine months ended September 30, 2016 is as follows (a reconciliation is not required for the three and nine months ended September 30, 2015 since the Company recorded a net loss for those periods):

	Three months ended	Nine months ended
	September 30, 2016	September 30, 2016

Numerator

Net income	$109,235,013	$116,052,581
Net income allocated to participating securities	-	-
Numerator for basic income per share	109,235,013	116,052,581
Incremental allocation of net income to participating securities	-	-
Change in fair value of dilutive warrants	352,057	642,643
Numerator for diluted income per share	$109,587,070	$116,695,224

Denominator

Weighted average outstanding common shares for basic income per share	65,001,584	64,715,647
Dilutive effect of stock options	454,803	382,373
Dilutive effect of warrants	358,379	224,137
Denominator for diluted income per share	65,814,766	65,322,157

For the three months ended September 30, 2016, outstanding stock options to purchase approximately 1.3 million shares of common stock and warrants to purchase approximately 0.1 million shares of common stock were excluded from the calculation of basic and diluted net income per share, because their inclusion would be anti-dilutive.

For the nine months ended September 30, 2016, outstanding stock options to purchase approximately 1.7 million shares of common stock, and warrants to purchase approximately 1 million shares of common stock were excluded from the calculation of basic and diluted net income per share, because their inclusion would be anti-dilutive.

A total of approximately 6.0 million potentially dilutive securities were excluded from the calculation of diluted net loss per share in the three and nine months ended September 30, 2015, because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 supersedes the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the identification of performance obligations and licensing arrangements. In May 2016, the FASB issued guidance to clarify the collectability criterion, the presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition, and required disclosures for entities that retrospectively apply Topic 606 to each prior reporting period. The Company is currently evaluating; however, has not yet determined the impact of adopting ASU No. 2014-09 on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements, Going Concern (Subtopic 205-40) which requires management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity’s ability to continue as a going concern. The guidance 1) provides a definition for the term “substantial doubt,” 2) requires an evaluation every reporting period, interim periods included, 3) provides principles for considering the mitigating effect of management’s plans to alleviate the substantial doubt, 4) requires certain disclosures if the substantial doubt is alleviated as a result of management’s plans, 5) requires an express statement, as well as other disclosures, if the substantial doubt is not alleviated, and 6) requires an assessment period of one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact, if any, that this new accounting pronouncement will have on its financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles, Goodwill and Other Internal-Use Software which includes guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for reporting periods beginning after December 15, 2015, and can be adopted on either a prospective or retrospective basis. The Company adopted this guidance during the first quarter ended March 31, 2016, on a prospective basis. The adoption of this new guidance did not have a material impact on the Company’s financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes, or ASU No. 2015-17. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are currently evaluating the impact of adopting ASU No. 2015-17 on our consolidated financial statements and plan to adopt the standard as of December 31, 2016.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation simplifying the accounting for and financial statement disclosure of stock-based compensation awards. Under the guidance, all excess tax benefits and tax deficiencies related to stock-based compensation awards are to be recognized as income tax expenses or benefits in the income statement and excess tax benefits should be classified along with other income tax cash flows in the operating activities section of the statement of cash flows. Under the guidance, companies can also elect to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. In addition, the guidance amends some of the other stock-based compensation awards guidance to more clearly articulate the requirements and cash flow presentation for withholding shares for tax-withholding purposes. The guidance is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted, though all amendments of the guidance must be adopted in the same period. The adoption of certain amendments of the guidance must be applied prospectively, and adoption of the remaining amendments must be applied either on a modified retrospective basis or retrospectively to all periods presented. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. For public companies that are SEC filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU No. 2016-13 on our consolidated financial statements.

In August 2016, the FASB issued amended guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investees. The guidance is effective for reporting periods beginning after December 15, 2017 and early adoption is permitted. The guidance must be adopted on retrospective basis and must be applied to all periods presented, but may be applied prospectively if retrospective application would be impracticable. We are currently evaluating the impact, if any, that this guidance will have on our consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	As of September 30, 2016
	Level 1	Level 2	Level 3	Balance

Financial Assets
Cash equivalents	$13,899,719	$54,964,977	$-	$68,864,696
Short-term investments	-	66,841,690	-	66,841,690
Total financial assets measured at fair value	$13,899,719	$121,806,667	$-	$135,706,386

Financial Liabilities
Current portion of derivative instruments related to stock purchase warrants	$-	$-	$1,150,845	$1,150,845
Total financial liabilities measured at fair value	$-	$-	$1,150,845	$1,150,845

	As of December 31, 2015
	Level 1	Level 2	Level 3	Balance

Financial Assets
Cash equivalents	$6,430,561	$-	$-	$6,430,561
Total financial assets measured at fair value	$6,430,561	$-	$-	$6,430,561

Financial Liabilities
Current portion of derivative instruments related to stock purchase warrants	$-	$-	$16,411	$16,411
Non-current portion of derivative instruments related to stock purchase warrants	-	-	491,791	491,791
Total financial liabilities measured at fair value	$-	$-	$508,202	$508,202

The Company’s cash equivalents are comprised of U.S. Treasury money market funds and government-sponsored enterprise debt securities with original maturities of three months or less when purchased. The Company’s short-term investments are comprised of U.S. Treasury securities and government-sponsored enterprise securities all of which are due within six months. These investments have been initially valued at the transaction price and subsequently valued at the end of each reporting period, utilizing other market observable data.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2016 and 2015:

	Balance as of	Unrealized	Balance as of
	December 31,	Losses (Gains)	September 30,
Description	2015	2016	2016
Derivative liabilities related to stock purchase warrants	$508,202	$642,643	$1,150,845

	Balance as of	Unrealized	Balance as of
	December 31,	Losses (Gains)	September 30,
Description	2014	2015	2015
Derivative liabilities related to stock purchase warrants	$807,679	$(577,426)	$230,253

At September 30, 2016 and 2015, derivative liabilities are comprised of warrants to purchase 903,996 and 1,775,419 shares of common stock, respectively. Warrants to purchase 371,423 shares of common stock expired during the nine months ended September 30, 2016, none of which were exercised. Warrants to purchase 500,000 shares of common stock expired during the fourth quarter of 2015, none of which were exercised. The warrants are considered to be derivative liabilities due to the presence of net settlement features and/or non-standard anti-dilution provisions, and as a result, are recorded at fair value at each balance sheet date. The fair value of our warrants is determined based on the Black-Scholes option pricing model. Use of the Black-Scholes option pricing model requires the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to the unobservable inputs identified above may change the stock purchase warrants’ fair value; increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in the unobservable inputs generally result in decreases in fair value. Unrealized gains and losses on the fair value adjustments for these derivative instruments are classified in other income (expense) as the change in fair value of derivative instruments in our unaudited condensed consolidated statements of operations.

Quantitative Information about Level 3 Fair Value Measurements
Fair Value at September 30, 2016	Valuation Technique	Unobservable Inputs
$1,150,845	Black-Scholes option pricing model	Expected term
Expected dividends
Anticipated volatility

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures its long-lived assets, including, property and equipment and goodwill, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. (See Note 2- Summary of Significant Accounting Policies). As of September 30, 2016, the Company had no other assets or liabilities that were measured at fair value on a non-recurring basis.

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

On December 23, 2015, the Delaware Supreme Court affirmed the Delaware Court of Chancery’s decision as a result of which, with additional post-judgment interest, if calculated based on the original decision, we are entitled to an estimated total award of approximately $205 million.

As discussed in Note 1 – Business and Liquidity, on April 8, 2016, the Bankruptcy Court entered an order confirming SIGA’s Plan effective April 12, 2016 which provides for among other things, the process by which SIGA may emerge from bankruptcy, which includes the process by which our Judgment may be satisfied. The Plan originally provided generally that we will receive, in full settlement and satisfaction of our claim, no later than 120 days plus another potential 90 days after March 23, 2016 (generally considered to be no later than October 19, 2016) one of the following, determined in SIGA’s sole discretion:

i.	payment in full in cash of the unpaid balance of our claim plus interest;

ii.	delivery to us of 100% of SIGA’s common stock; or

iii.	such other treatment as may be mutually agreed upon in writing by SIGA and PharmAthene and approved by the Bankruptcy Court.

On July 20, 2016, the Company and SIGA filed a Joint Motion which sought approval of amendments to the Plan to extend the deadline for SIGA to satisfy the judgment from October 19, 2016 to November 30, 2016, conditioned on SIGA’s payment to PharmAthene of $100 million in the aggregate (including prior payments of principle and interest) on or prior to October 19, 2016. Interest on any unpaid balance will continue to accrue at 8.75% per year and be paid monthly to the Company by SIGA. The Joint Motion was approved by the Bankruptcy Court on August 18, 2016, and in connection therewith, on October 6, 2016, SIGA paid the Company $10 million, representing the balance of the $100 million due on or before October 19, 2016. Following this payment, $83.7 million remains due, under the total award amount of approximately $208.7 million.

Under the Plan, we received $122.5 million from SIGA during the nine months ended September 30, 2016, comprised of principle payments of $115 million (which amount is creditable against final satisfaction of the judgment in our favor and is not refundable) and $7.5 million of payments calculated by SIGA as interest on the judgment, all of which has been recorded in other income - litigation on the unaudited condensed consolidated statement of operations. Of the $115 million in principle payments, $20 million was to initially extend the deadline by which SIGA must satisfy the judgment by 90 days to October 19, 2016 (which amount is creditable against final satisfaction of the judgment in our favor and is not refundable). Subsequent to the end of our quarter, we received $10 million from SIGA on October 6, 2016, representing the balance of the $100 million due on or before October 19, 2016 (which amount is also creditable against final satisfaction of the judgement in our favor and is not refundable).

From and after the Effective date (April 12, 2016), SIGA computed interest on the outstanding balance of the judgment and has paid us in arrears monthly. The interest was computed at a rate of 8.75% from April 12, 2016 through September 30, 2016.

The description of the Plan provided above is a brief summary of the Plan, which includes numerous other covenants, conditions and substantive provisions relating to the operation of the business of SIGA. Copies of the Plan are available from the Bankruptcy Court. For a description of risks related to our ability to recognize value relating to this litigation, see the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 11, 2016.

Other than the cash payments received to date, the Company has not recognized any potential proceeds from these actions in its unaudited condensed consolidated financial statements.

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

Under the terms of the convertible notes, which were converted or extinguished in 2010, if after the 2nd consecutive business day (other than during an allowable blackout period) on which sales of all of the securities required to be included on the registration statement cannot be made pursuant to the registration statement (a “Maintenance Failure”), we will be required to pay to each selling stockholder a one-time payment of 1.0% of the aggregate principal amount of the convertible notes relating to the affected shares on the initial day of a Maintenance Failure. Our total maximum obligation under this provision at September 30, 2016, which is not probable of payment, would be approximately $0.2 million.

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

Leases

We lease our office in Maryland under a 10 year operating lease, which ends on May 31, 2017. Remaining annual minimum payments are as follows:

Year	Lease Payments(1)

2016	$214,147
2017	356,911
$571,058

(1)	Minimum payments have not been reduced by the minimum sublease rentals of $0.1 million due in the future under noncancellable subleases.

On September 2, 2015, the Company entered into a sublease agreement with a third party with respect to a portion of its leased office space at an amount less than the Company’s leased amount.

The present value of the Company’s remaining net lease liability for the subleased office space (net of the sublease rental income) at September 30, 2016 was $0.2 million, and is reflected on the balance sheet as accrued restructuring expenses - current.

License Agreements

On July 6, 2015, we signed a license agreement with ImmunoVaccine Technologies (“IMV”) for the exclusive use of the DepoVaxTM vaccine platform (“DPX”), to develop an anthrax vaccine utilizing PharmAthene’s rPA. On June 23, 2016, we terminated this license agreement.

Note 5 - Stockholders’ Equity

Stockholder Rights Plan

On November 25, 2015, the Company’s Board of Directors adopted a stockholder rights plan (“Rights Plan”) in an effort to preserve the value of its net operating loss carry forwards (“NOLs”) under Section 382 of the Internal Revenue Code (the “Code”). The description and terms of the rights are set forth in a Section 382 Rights Agreement, dated as of November 25, 2015 (the “Section 382 Rights Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as Rights Agent.

In connection with the adoption of the Rights Plan, on November 25, 2015 (the “Rights Dividend Declaration Date”), the Board declared a non-taxable dividend distribution of one share purchase right (“Right”) for each outstanding share of common stock to the Company’s stockholders of record as of the close of business on December 9, 2015. The Section 382 Rights Plan is intended to act as a deterrent to any person (an “Acquiring Person”) acquiring (together with all affiliates and associates of such person) beneficial ownership of 4.99% or more of the Company’s outstanding common stock within the meaning of Section 382 of the Code, without the approval of the Board of Directors. Stockholders who beneficially owned 4.99% or more of the Company’s outstanding common stock as of the Rights Dividend Declaration Date are not be deemed to be an Acquiring Person, but such person will be deemed an Acquiring Person if such person (together with all affiliates and associates of such person) becomes the beneficial owner of securities representing a percentage of the Company’s common stock that exceeds by 0.5% or more the lowest percentage of beneficial ownership of the Company’s common stock that such person had at any time since the Rights Dividend Declaration Date. In its discretion, the Board may exempt certain persons whose acquisition of securities is determined by the Board not to jeopardize the availability to the Company’s NOLs or other tax benefits and may also exempt certain transactions.

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

During the three months ended September 30, 2016, 831,193 stock options were exercised and 805,994 restricted stock awards were released. During the nine months ended September 30, 2016, 200,000 stock options were granted, 1,189,214 stock options were exercised, 186,957 stock options were forfeited or expired and 852,244 restricted stock awards were released. At September 30, 2016, there are approximately 10.3 million shares approved for issuance under the 2007 Plan, of which approximately 3.4 million shares are available for grant. The Board of Directors in conjunction with management determines who receives awards, the vesting conditions and the exercise price. Options may have a maximum term of ten years.

Warrants

At September 30, 2016 and 2015 there were warrants outstanding to purchase 1,051,358 and 1,922,781 shares of our common stock, respectively. Warrants to purchase 371,423 shares of common stock expired during the nine months ended September 30, 2016, all of which were classified as derivative liabilities. Warrants to purchase 500,000 shares of common stock expired during the fourth quarter of 2015. These warrants were also classified as derivative liabilities.

The warrants outstanding as of September 30, 2016, all of which are exercisable, were as follows:

Number of Common Shares Underlying Warrants As of September 30, 2016		Issue Date	Exercise Price	Expiration Date
100,778	(1)	March 2007	$3.97	March 2017
903,996	(2)	July 2010	$1.63	January 2017
46,584	(1)	March 2012	$1.61	March 2022
1,051,358

(1)	These warrants to purchase common stock are classified as equity.

(2)	Because of the presence of net settlement provisions, these warrants to purchase common stock are classified as derivative liabilities. The fair value of these liabilities (see Note 3 – Fair Value Measurements) is remeasured at the end of every reporting period and the change in fair value is reported in the accompanying unaudited condensed consolidated statements of operations as other income (expense).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This information may involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, risks associated with the following:

•	the risk that we will not be able to collect the full amount awarded to us by the Delaware Court of Chancery in January 2015 in connection with our claim under the lawsuit commenced in December 2006 against SIGA Technology, Inc., or SIGA,

•	subsequent proceedings in the Bankruptcy Court,

•	the reliability of the results of the studies relating to human safety and possible adverse effects resulting from the administration of our product candidates,

•	funding delays, reductions in or elimination of U.S. Government funding and/or non-renewal of expiring funding under our September 2014 contract with the National Institutes of Allergy and Infectious Diseases, or NIAID,

•	our ability to satisfy certain technical milestones under our September 2014 contract with NIAID that would entitle us to receive additional funding over the period of the agreement,

•	the extent of and preservation of our net operating loss carry forwards, or NOLs,

•	delays caused by third parties challenging government contracts awarded to us,

•	unforeseen safety and efficacy issues,

•	accomplishing any future strategic partnerships or business combinations, and

•	our ability to continue to satisfy the listing requirements of the NYSE MKT,

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements which present our results of operations for the three and nine months ended September 30, 2016 and 2015, as well as our financial positions at September 30, 2016 and December 31, 2015, contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2015, including the consolidated financial statements contained therein.

Overview

We are a biodefense company engaged in developing a next generation anthrax vaccine. The next generation vaccine is intended to have more rapid time to protection, fewer doses for protection and less stringent requirements for temperature controlled storage and handling than the currently used vaccine.

Since 2006, we have been engaged in legal proceedings with SIGA. On December 23, 2015, the Delaware Supreme Court affirmed the Delaware Court of Chancery’s judgment against SIGA which provides an estimated total award of approximately $208.7 million plus interest. On April 8, 2016, the Bankruptcy Court entered an order confirming SIGA’s third amended reorganization plan, or the Plan, effective April 12, 2016 which provides for SIGA to emerge from bankruptcy and provides various alternatives for the final resolution of our litigation claim against SIGA during 2016. The Plan provides generally that we will receive, in full settlement and satisfaction of our claim, no later than 120 days plus another potential 90 days after March 23, 2016 (generally considered to be no later than October 19, 2016). Under the Plan, we received $122.5 million from SIGA during nine months ended September 30, 2016, comprised of principle payments of $115 million (which amount is creditable against final satisfaction of the judgment in our favor and is not refundable) and $7.5 million of payments calculated by SIGA as interest on the judgment. Of the $115 million in principle payments, $20 million was to initially extend the deadline by which SIGA must satisfy the judgment by 90 days to October 19, 2016 (which amount is also creditable against final satisfaction of the judgment in our favor and is not refundable).

On July 20, 2016, the Company and SIGA filed a Joint Motion of Reorganized Debtor and PharmAthene, Inc. to Amend Debtor’s Third Amended Chapter 11 Plan (the “Plan”) to Extend PharmAthene Allowed Claim Treatment Date (the “Joint Motion”). The Joint Motion was filed with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Joint Motion sought approval of amendments to the Plan to extend the deadline for SIGA to satisfy the judgment from October 19, 2016 to November 30, 2016, conditioned on SIGA’s payment to PharmAthene of $100 million in the aggregate (including prior payments of principle and interest) on or prior to October 19, 2016. Interest on any unpaid balance will continue to accrue at 8.75% per year and be paid monthly to the Company by SIGA. The Joint Motion was approved by the Bankruptcy Court on August 18, 2016, and in connection therewith, on October 6, 206, SIGA paid the Company $10 million, representing the balance of the $100 million due on or before October 19, 2016. Following this payment, $83.7 million remains due, under the total award amount of approximately $208.7 million.

During the first half of 2015 we narrowed the scope of our product development programs, reduced our employee headcount and executed other cost reductions. These actions have allowed us to have sufficient cash to recognize the benefit of the SIGA award and advance our anthrax vaccine programs without the need to raise additional capital. During the second half of 2015 we focused our efforts on creating alternatives for settling the SIGA litigation claim and developing business plans around possible alternative outcomes.

On August 5, 2016 the Company filed a formal protest against the Department of Health and Human Services “DHHS” challenging its solicitation for a next-generation Anthrax vaccine provider. According to the protest, filed with the U.S. Government Accountability Office (the “GAO”), the government’s “Request for Proposals” was written in a way that eliminated competition. The Company spent approximately $1 million in related proposal, legal and professional consulting services. After further discussions with DHHS, the Company withdrew the protest on August 25, 2016. The Company agreed to withdraw the protest when the Biomedical Advanced Research and Development Authority (“BARDA”) agreed to participate in conversations with NIAID and the Company on mechanisms to advance the program. These conversations are planned as part of the annual review meeting under the NIAID contract to occur in November 2016.

During 2016, we continue to develop our plans to create stockholder value from the alternative SIGA litigation outcomes, which are discussed further in the section entitled “Item 1. - Legal Proceedings”, and have commenced execution of those plans.

Post-SIGA Payment Plans

In the event that SIGA pays us the full value of the judgment in cash, and barring any unexpected material events, we currently expect that we will distribute at least 90% of the after tax net cash proceeds from these payments to our stockholders. The timing and form of distribution will depend upon our analysis of the Company’s current situation, applicable corporate statutes relating to distributions and the economic consequences to our stockholders. After distribution of these cash proceeds, we intend to seek a strategic transaction to maximize the value of the Company’s remaining assets and anthrax vaccine programs. No assurances can be given that we will identify such a transaction or that any such transaction will increase stockholder value.

Net Operating Loss

We anticipate that eventual receipt of the full award from SIGA could generate substantial taxable income to us, a portion of which can be offset by our tax NOL carry forwards. As disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2015, and as described more thoroughly in such filing, we had available $156 million in accumulated losses available to offset income at December 31, 2015, subject to limitations imposed by the U.S. Internal Revenue Code of 1986 (the “Code”). During the third quarter of 2016, we recognized a worthless stock deduction and bad debt deduction related to our investment in our UK subsidiary of approximately $13.9 million and $4.0 million, respectively and completed the filing of our 2015 tax return which increased our reported NOLs by approximately $21.5 million. When added to the losses carried forward from previous years, gives the Company approximately $176.1 million in cumulative NOLs available to offset the income received related to the SIGA settlement. As of the end of the third quarter of 2016, the Company estimates that we have used approximately $114 million of the $176.1 million in cumulative NOLs to offset current income.

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

Results of Operations

Revenue

We recognized revenue of $1.0 million and $1.2 million during the three months ended September 30, 2016 and 2015, respectively. We recognized revenue of $4.1 million and $9.4 million during the nine months ended September 30, 2016 and 2015, respectively.

During the three and nine months ended September 30, 2016 and 2015, our revenue was derived primarily from contracts with the U.S. Government for the development of anthrax vaccine programs. Our revenue in the three and nine months ended September 30, 2016 changed from the comparable period of 2015 primarily due to the following:

•	Under our existing contract with NIAID for the development of a next generation lyophilized anthrax vaccine (“SparVax-L”) based on the Company’s proprietary technology platform which contributes the rPA bulk drug substance that is used in the liquid SparVax® formulation, we recognized approximately $1.0 million and $1.2 million in revenue during the three months ended September 30, 2016 and 2015, respectively, and $3.3 million during the nine months ended September 30, 2016 and 2015. Revenue recognized to date under this contract is $8.4 million.

•	Under our contract for the development of SparVax®, we did not recognize any revenue for the three months ended September 30, 2016 and 2015. We recognized $0.8 million and $6.1 million during the nine months ended September 30, 2016 and 2015, respectively. Our revenue recognized during the nine months ended September 30, 2016 was the result of an audit by BARDA for 2014. $5.8 million of revenue recognized in 2015 was related to an audit by BARDA for the years 2008 through 2013.

Research and Development Expenses

Our research and development expenses were $1.2 million and $1.1 million during the three months ended September 30, 2016 and 2015, respectively. Our research and development expenses were $3.4 million and $4.0 million during the nine months ended September 30, 2016 and 2015, respectively. These expenses resulted from research and development activities in all periods related primarily to our anthrax vaccine programs. Direct expenses included salaries and other costs of personnel, raw materials and supplies, and an allocation of indirect expenses. We also incurred third-party costs, such as contract research, consulting, and clinical development costs for individual projects.

For the nine months ended September 30, 2016, research and development expenses decreased $0.6 million from the same period in the prior year. In accordance with our realignment plan, or Realignment Plan, approved by our Board on March 9, 2015 (with the goal of preserving and maximizing, for the benefit of our stockholders, the value of any proceeds from the SIGA litigation and our existing biodefense assets, and which plan eliminated approximately two-thirds of our workforce and aimed to preserve sufficient cash and cash equivalents to finance our continued operations through a period of time expected to extend beyond our collection of the amount awarded to us by the Delaware Chancery Court’s affirmed judgment), labor and related indirect costs decreased period over period. In addition, costs were incurred in 2015 to further the NIAID SparVax-L program.

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

Expenses associated with general and administrative functions were $3.7 million and $1.2 million for the three months ended September 30, 2016 and 2015, respectively, and $6.3 million and $5.2 million for the nine months ended September 30, 2016 and 2015, respectively. The $2.5 million increase over the same three month period in 2015 was primarily due to an increase in stock compensation expense and expenses related to the preparation of the proposal and protest to DHHS in response to the request for a next generation Anthrax vaccine. The same expenses, offset by a decrease in SIGA related legal expenses, were the primary reasons for the $1.1 million increase in general and administrative expense over the same nine month period in 2015.

Other Income

For the three months ended September 30, 2016, other income primarily consisted of payments of approximately $113.6 million received from SIGA under the Plan, and approximately $0.4 million of unrealized losses from the change in fair value of our derivative financial instruments. For the nine months ended September 30, 2016, other income primarily consisted of payments of approximately $122.5 million received from SIGA under the Plan, and approximately $0.6 million of unrealized losses from the change in fair value of our derivative financial instruments.

Other income for the three and nine months ended September 30, 2015 was $0.3 million. Other income for the three months ended September 30, 2015 primarily consisted of unrealized gains from the change in fair value of our derivative financial instruments. Other income for the nine months ended September 30, 2015 primarily consisted of unrealized gains from the change in fair value of our derivative financial instruments, offset by the realization of cumulative translation adjustment on the substantial liquidation of our wholly-owned United Kingdom subsidiary, PharmAthene UK limited and interest expense on our debt and other financial obligations.

Income Taxes

The provision for income taxes was $0.02 million for the three months ended September 30, 2016 and 2015. The provision for income taxes was $0.05 million for the nine months ended September 30, 2016 and 2015. Our provision for income taxes results from the difference between the treatment of goodwill for income tax purposes and for U.S. GAAP. The Company’s effective tax rate for the three and nine months ended September 30, 2016 includes the reduction of the Company’s net deferred tax asset to offset net income before tax for the periods presented.

Liquidity and Capital Resources

Overview

Our primary source of cash was approximately $113.6 million and $122.5 million in proceeds received from SIGA under the Plan during the three and nine months ended September 30, 2016, respectively, and proceeds paid under our contract with NIAID. Our primary sources of cash during the comparable period in 2015 were the receipt of a $5.8 million one-time payment as the result of an audit completed by BARDA, and proceeds paid under our contract with NIAID.

Our cash and cash equivalents were $69.1 million and $15.6 million at September 30, 2016 and December 31, 2015, respectively. The Company had $66.8 million in short-term investments at September 30, 2016. The proceeds received from SIGA have been placed in low risk money market funds, short-term U.S. Treasury securities and government-sponsored enterprise securities in an effort to preserve capital. In the event SIGA pays us the full value of the judgment in cash, and barring any unexpected material events, we expect that we will distribute at least 90% of the after tax net cash proceeds to our stockholders. The timing and form of any distribution will depend on our analysis of the Company’s current situation, applicable corporate statutes relating to distributions and the economic consequences to our stockholders. We believe, based on the operating cash requirements and capital expenditures expected for 2016, the Company’s cash on hand at September 30, 2016, excluding the SIGA proceeds that we intend to distribute to stockholders, is adequate to fund operations for at least the next twelve months.

We have finalized incurred cost audits with DCAA for 2006 through 2011. BARDA has audited indirect costs or rates charged by us on the SparVax® contract for the years 2008 through 2014. As a result of the BARDA audits, we recorded additional revenue of $5.8 million in 2015, and additional revenue of $0.8 million in the second quarter of 2016.

Our sole sources of revenue consist of (1) revenues under our September 2014 contract with NIAID for the development of SparVax-L based on our proprietary technology platform which contributes the rPA bulk drug substance that is used in the liquid SparVax® formulation and (2) any potential revenue adjustments related to the future audits of the BARDA contract for the periods after 2014.

The NIAID agreement is incrementally funded. Over the base period of the agreement, we were awarded initial funding of approximately $5.2 million, which includes a cost reimbursement component and a fixed fee component payable upon achievement of certain milestones. NIAID exercised the first, second and third options under this agreement in September 2015, December 2015, and July 2016, respectively. The exercised options provide additional funding of approximately $6 million, resulting in total approved funding to date of $11.2 million, and an extension of the period of performance through April 30, 2017. Through September 30, 2016, the Company has recognized $8.4 million of revenue under the contract. The contract has a total value of up to approximately $28.1 million, if all technical milestones are met and all eight contract options are exercised by NIAID. NIAID may exercise options at its discretion and if all options are exercised, the contract would last approximately five years.

We have incurred significant losses since we commenced operations. As of September 30, 2016, we had accumulated losses of $107.7 million since our inception.

Historically, we have not generated positive cash flows from operations. To bridge the gap between payments made to us under our U.S. Government contracts and grants and our operating and capital needs, we have had to rely on a variety of financing sources, including the issuance of equity and equity-linked securities and proceeds from loans and other borrowings. In addition, cash flow has been positively impacted by the SIGA related payments received to date in 2016.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$118,644,494	$(1,387,028)
Investing activities	(66,877,399)	(60,677)
Financing activities	1,772,454	193,594
Effects of exchange rates on cash	(2,383)	169
Total increase (decrease) in cash and cash equivalents	$53,537,166	$(1,253,942)

Operating Activities

Net cash provided by operating activities was $118.6 million for the nine months ended September 30, 2016 compared to $1.4 million which was used in operating activities for the nine months ended September 30, 2015.

During the nine months ended September 30, 2016, the Company received $122.5 million in litigation proceeds from SIGA. Net cash provided by operating activities during the nine months ended September 30, 2016 reflects our net income of $116.1 million, adjusted for non-cash share-based compensation expense of $1.9 million, the increase in the fair value of our derivative instruments of $0.6 million, and other non-cash expenses of $0.1 million. Increases in billed receivables and prepaid expenses and other current assets of approximately $0.2 million and $0.3 million, respectively, were offset by a combined $0.1 million decrease in unbilled receivables and other long-term assets and deferred costs. Accounts payable and accrued expenses and other liabilities increased by a combined $0.6 million and accrued restructuring expenses decreased by $0.3 million.

Net cash used in operating activities during the nine months ended September 30, 2015 reflects our net loss of $2.2 million, adjusted for the realization of a cumulative translation adjustment of $0.2 million, non-cash share-based compensation expense of $0.4 million, the decrease in the fair value of our derivative instruments of $0.6 million, and other non-cash expenses of $0.1 million. Receivables (billed and unbilled) and prepaid expenses increased by $0.3 million. Accounts payable and accrued expenses and other liabilities decreased by $0.1 million and accrued restructuring expenses were $0.8 million.

Investing Activities

During the nine months ended September 30, 2016, the Company purchased $66.8 million in short-term U.S. Treasury securities and government-sponsored enterprise securities.

Financing Activities

Net cash provided by financing activities was $1.8 million for the nine months ended September 30, 2016, as compared to $0.2 million used in financing activities for the nine months ended September 30, 2015.

Net cash provided by financing activities during the nine months ended September 30, 2016 was primarily due to net proceeds received of $1.8 million from the issuance of common stock due to stock options exercised. Net cash provided by financing activities during the nine months ended September 30, 2015 was primarily due to $0.9 million in proceeds received from the issuance of common stock due to stock options exercised, partially offset by a $0.8 million repayment of the term loan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following are contractual obligations at September 30, 2016:

		Less than 1			More than 5
Contractual Obligations(1)	Total	Year	1-3 Years	3-5 Years	Years
Operating facility leases(2)	$571,058	$571,058	$-	$-	$-
Research and development agreements	1,594,034	1,594,034	-	-	-
Total contractual obligations	$2,165,092	$2,165,092	$-	$-	$-

(1)	This table does not include any royalty payments relating to future sales of products subject to license agreements the Company has entered into in relation to its in-licensed technology, as the timing and likelihood of such payments are not known. The table also excludes any obligations related to registration rights agreements, as a result of a maintenance failure (as defined in such agreements), as the likelihood of any such payment is not probable. See additional discussion in Note 4 – Commitments and Contingencies in the unaudited condensed consolidated financial statements which are included in Part I of this Form 10-Q.

(2)	Lease obligations have not been reduced by the minimum sublease rentals of $0.1 million due in the future under noncancellable subleases.

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

Because of the short-term maturities of our cash and cash equivalents and short-term investments, we do not believe that an increase in market interest rates would have a significant impact on their realized value.

The change in fair value of our derivative instruments is calculated utilizing the Black-Scholes option pricing model; therefore, a 10% increase/decrease in the closing price of the Company’s common stock at September 30, 2016, would result in a change in fair value of derivative instruments and our earnings of approximately $0.3 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2016, and has concluded that there was no change that occurred during the quarterly period ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 16, 2014, SIGA announced that it filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). In connection therewith, SIGA filed with the Bankruptcy Court an affidavit indicating, among other things, that it expects to continue to perform under its contract with the Biomedical Advanced Research and Development Authority (“BARDA”). SIGA’s petition for bankruptcy initiated a process whereby its assets were protected from creditors, including us.

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

On December 23, 2015, the Delaware Supreme Court affirmed the Delaware Court of Chancery’s decision as a result of which, with additional post-judgment interest, if calculated based on the original decision, would provide for an estimated total award in excess of $205 million.

On April 8, 2016, the Bankruptcy Court entered an order confirming SIGA’s third amended Reorganization Plan (the “Plan”) effective April 12, 2016 which provides for among other things, the process by which SIGA may emerge from bankruptcy, which includes the process by which our Judgment may be satisfied. The Plan originally provided generally that we will receive, in full settlement and satisfaction of our claim, no later than 120 days plus another potential 90 days after March 23, 2016 (generally considered to be no later than October 19, 2016), one of the following, determined in SIGA’s sole discretion:

i.	payment in full in cash of the unpaid balance of our claim plus interest;

ii.	delivery to us of 100% of SIGA’s common stock; or

iii.	such other treatment as may be mutually agreed upon in writing by SIGA and PharmAthene and approved by the Bankruptcy Court.

On July 20, 2016, the Company and SIGA filed a Joint Motion of Reorganized Debtor and PharmAthene, Inc. to Amend Debtor’s Third Amended Chapter 11 Plan to Extend PharmAthene Allowed Claim Treatment Date (the “Joint Motion”). The Joint Motion was filed with Bankruptcy Court. The Joint Motion sought approval of amendments to the Plan to extend the deadline for SIGA to satisfy the judgment from October 19, 2016 to November 30, 2016, conditioned on SIGA’s payment to PharmAthene of $100 million in the aggregate (including prior payments of principle and interest) on or prior to October 19, 2016. Interest on any unpaid balance will continue to accrue at 8.75% per year and be paid monthly to the Company by SIGA. The Joint Motion was approved by the Bankruptcy Court on August 18, 2016. On October 6, 2016, SIGA paid the Company $10 million, representing the balance of the $100 million due on or before October 19, 2016. Following this payment, $83.7 million remains due, under the total award amount of approximately $208.7 million.

From and after the Effective date (April 12, 2016), SIGA has computed interest on the outstanding balance and paid us in arrears monthly. The interest was computed at a rate of 8.75% from April 12, 2016 through September 30, 2016.

Under the Plan, we received $122.5 million from SIGA during the nine months ended September 30, 2016, comprised of principle payments of $115 million (which amount is creditable against final satisfaction of the judgment in our favor and is not refundable) and $7.5 million of payments calculated by SIGA as interest on the judgment, all of which has been recorded in other income - litigation on the unaudited condensed consolidated statement of operations. Of the $115 million in principle payments, $20 million was to initially extend the deadline by which SIGA must satisfy the judgment by 90 days to October 19, 2016 (which amount is creditable against final satisfaction of the judgment in our favor and is not refundable). Subsequent to the end of our quarter, we received $10 million from SIGA on October 6, 2016, representing the balance of the $100 million due on or before October 19, 2016 (which amount is also creditable against final satisfaction of the judgment in our favor and is not refundable).

The description of the Plan provided above is a brief summary of the Plan, which includes numerous other covenants, conditions and substantive provisions relating to the operation of the business of SIGA. Copies of the Plan are available from the Bankruptcy Court. For a description of risks related to our ability to recognize value relating to this litigation, see the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 11, 2016.

There can be no assurances if and when the Company will receive any additional payments from SIGA as a result of the Judgment.

Post-SIGA Payment Plans

In the event that SIGA pays us the full value of the judgment in cash, and barring any unexpected material events, we currently expect that we will distribute at least 90% of the after tax net cash proceeds to our stockholders. The timing and form of distribution will depend upon our analysis of the Company’s current situation, applicable corporate statutes relating to distributions and the economic consequences to our stockholders. After distribution of these cash proceeds, we intend to seek a strategic transaction to maximize the value of the Company’s remaining assets and anthrax vaccine programs. No assurances can be given that we will identify such a transaction or that any such transaction will increase stockholder value.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description

31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(101)	The following condensed consolidated financial statements from the PharmAthene, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in Extensive Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) Notes to consolidated financial statements.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMATHENE, INC.

Dated: November 4, 2016	By:	/s/ John M. Gill
Name: John M. Gill
Title: President and Chief Executive Officer

Dated: November 4, 2016	By:	/s/ Philip MacNeill
Name: Philip MacNeill
Title: Vice President, Chief Financial Officer, Treasurer and Secretary

