Form 10-Q/A
period 2014-09-30
PHARMATHENE, INC
filed 2016-11-22
CIK 1326190

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☐
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

EXPLANATORY NOTE

PharmAthene, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on November 6, 2014. The purpose of this Amendment is to refile Exhibit 10.61, which was originally filed with the Form 10-Q, without redaction in response to suggestions provided by the staff of the Securities and Exchange Commission relating to the confidential treatment request previously filed by the Company with respect to Exhibit 10.61.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-Q or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

This Amendment is an exhibit-only filing. Except for the changes to Exhibit 10.61, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

Item 6. Exhibits

No.	Description

10.61#	Contract with the National Institute of Allergy and Infectious Diseases of the National Institutes of Health for the Development of Vaccine Formulations Effective Against NIAID Priority Pathogens, dated September 9, 2014 (Contract No. HHSN272201400040C).

31.1#	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2#	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

101.INS*	Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

# Filed herewith.

* Previously furnished with our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, as filed on November 6, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMATHENE, INC.

Dated: November 22, 2016	By:	/s/ John M. Gill
Name: John M. Gill
Title: President and Chief Executive Officer

Dated: November 22, 2016	By:	/s/ Philip MacNeill
Name: Philip MacNeill
Title: Vice President, Chief Financial Officer, Treasurer and Secretary