Form 10-Q
period 2017-03-31
PHARMATHENE, INC
filed 2017-05-03
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of April 28, 2017 was 68,815,195.

PHARMATHENE, INC.

i

Part I —FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016

ASSETS

Current assets:
Cash and cash equivalents	$15,782,402	$153,994,922
Short-term investments	-	66,810,962
Billed accounts receivable	241,873	301,824
Unbilled accounts receivable	798,855	697,321
Income tax receivable	1,001,315	-
Prepaid expenses and other current assets	467,642	464,797
Total current assets	18,292,087	222,269,826

Property and equipment, net	87,937	120,944
Goodwill	2,348,453	2,348,453
Total assets	$20,728,477	$224,739,223

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$839,465	$926,529
Dividends payable	-	197,083,993
Accrued expenses and other liabilities	1,339,618	2,083,472
Accrued income tax payable	-	3,157,563
Accrued restructuring expenses	43,909	109,126
Other short-term liabilities	11,588	11,588
Derivative instruments	-	1,465,272
Total current liabilities	2,234,580	204,837,543

Other long-term liabilities	442,589	442,589
Total liabilities	2,677,169	205,280,132

Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 68,815,195 and 67,726,458 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	6,882	6,773
Additional paid-in capital	50,111,875	49,323,222
Accumulated other comprehensive loss	-	(1,052)
Accumulated deficit	(32,067,449)	(29,869,852)
Total stockholders' equity	18,051,308	19,459,091
Total liabilities and stockholders' equity	$20,728,477	$224,739,223

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

 PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016

Contract revenue	$804,071	$1,005,694

Operating expenses:
Research and development	725,797	1,029,131
General and administrative	3,228,590	1,193,298
Depreciation	33,007	37,701
Total operating expenses	3,987,394	2,260,130

Loss from operations	$(3,183,323)	$(1,254,436)
Other (expense) income:
Interest income (expense), net	74,977	(1,050)
Change in fair value of derivative instruments	(90,191)	39,898
Other (expense) income	(375)	4,119
Total other (expense) income	(15,589)	42,967

Loss before income taxes	(3,198,912)	(1,211,469)
Income tax benefit (provision)	1,001,315	(15,437)
Net loss	$(2,197,597)	$(1,226,906)

Basic and diluted net loss per share	$(0.03)	$(0.02)
Weighted-average shares used in calculation of basic and diluted net loss per share	68,737,093	64,404,396

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

2

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2017	2016

Net loss	$(2,197,597)	$(1,226,906)
Other comprehensive income:
Unrealized gain on available-for-sale investments	1,052	-
Comprehensive loss	$(2,196,545)	$(1,226,906)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016

Operating activities
Net loss	$(2,197,597)	$(1,226,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	66,180	181,921
Change in fair value of derivative instruments	90,191	(39,898)
Depreciation expense	33,007	37,701
Deferred income taxes	-	15,437
Amortization of premium and discount on short-term investments	12,663	-
Non-cash interest expense	1,416	5,485
Changes in operating assets and liabilities:
Billed accounts receivable	59,951	341,671
Unbilled accounts receivable	(101,534)	(303,475)
Income tax receivable	(1,001,315)	-
Prepaid expenses and other current assets	(2,845)	(282,160)
Accounts payable	(87,064)	(354,765)
Accrued restructuring expenses	(66,633)	(196,716)
Accrued expenses and other liabilities	(744,222)	466,563
Accrued income taxes payable	(3,157,563)	-
Net cash used in operating activities	(7,095,365)	(1,355,142)
Investing activities
Proceeds from sales of available-for-sale investments	66,799,351	-
Purchases of property and equipment	-	(150)
Net cash provided by (used in) investing activities	66,799,351	(150)
Financing activities
Dividends paid	(200,252,217)	-
Proceeds from exercise of warrants	1,473,513	-
Proceeds exercise of stock options	861,830	23,237
Other	-	(885)
Net cash (used in) provided by financing activities	(197,916,874)	22,352
Effects of exchange rates on cash and cash equivalents	368	(1,252)
Decrease in cash and cash equivalents	(138,212,520)	(1,334,192)
Cash and cash equivalents, at beginning of year	153,994,922	15,569,813
Cash and cash equivalents, at end of period	$15,782,402	$14,235,621

Supplemental disclosure of cash flow information
Cash paid for income taxes	$3,157,563	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PHARMATHENE, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

Note 1 - Business and Liquidity

We have been engaged in the biodefense business since our inception in 2001.

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

On May 4, 2017, in connection with the Merger Agreement, PharmAthene will be holding a special meeting of stockholders to consider and vote upon the following proposals: (i) to approve the issuance of shares of PharmAthene common stock in the Mergers; (ii) to approve and adopt the Merger Agreement; (iii) to approve an amendment of PharmAthene's Certificate of Incorporation, to effect a reverse stock split prior to the effective time of the Mergers at a ratio (the “Reverse Ratio”) of not less than 1-for-10 and not more than 1-for-75, with the exact Reverse Ratio to be finally determined and mutually agreed to by the PharmAthene and Altimmune Boards of Directors; (iv) to approve the 2017 Omnibus Incentive Plan; and (v) to adjourn the special meeting, if necessary or advisable, to solicit additional proxies if there are not sufficient votes in favor of any of the proposals. For additional details regarding the Mergers and Merger Agreement, please refer to PharmAthene's Registration Statement on Form S-4 (File No. 333-215891) and related proxy statement/prospectus/consent solicitation (the "Proxy/Prospectus") filed with the U.S. Securities and Exchange Commission (the "SEC"), which PharmAthene also mailed to its stockholders.

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

The Merger Agreement provides that at, and immediately after, the Effective Time the size of PharmAthene’s Board of Directors will initially consist of seven directors. This board will be comprised of four directors designated by Altimmune and three directors designated by PharmAthene. Altimmune’s current Chief Executive Officer, Bill Enright, is expected to serve as the Chief Executive Officer of the combined company, and Altimmune’s current Chief Financial Officer, Elizabeth Czerepak, is expected to serve as its Chief Financial Officer.

On September 9, 2014, PharmAthene signed a contract with the National Institutes of Allergy and Infectious Diseases (“NIAID") for the development of a next generation lyophilized anthrax vaccine (“SparVax-L”) based on the Company's proprietary technology platform which contributes the recombinant protective antigen (“rPA”) bulk drug substance that is used in the liquid SparVax® formulation. The contract is incrementally funded. Over the base period of the contract, PharmAthene was awarded initial funding of approximately $5.2 million, which includes a cost reimbursement component and a fixed fee component payable upon achievement of certain milestones. NIAID exercised four options under this agreement to provide additional funding of approximately $8.8 million and an extension of the period of performance through December 31, 2017. The contract could have had a total value of up to approximately $28.1 million, if all technical milestones were met and all eight contract options were exercised by NIAID. PharmAthene has been informed by NIAID that it will exercise only one of the additional remaining options under the contract to provide funding for a non-human primate challenge study which PharmAthene believes may be used to support an advanced development funding proposal to the Biomedical Advanced Research and Development Authority (“BARDA”). Work under all exercised options will continue bringing total committed and final funding under the NIAID contract to $15.1 million.

Between 2006 and 2016, we were engaged in legal proceedings with SIGA Technologies, Inc. (“SIGA”). On December 23, 2015, the Delaware Supreme Court affirmed the Delaware Court of Chancery’s judgment against SIGA which provided an estimated total award of approximately $208.7 million plus additional interest. We received approximately $217.1 million from SIGA during the year ended December 31, 2016, comprised of principal payments of approximately $208.7 million as final satisfaction of the judgment and $8.4 million of payments calculated by SIGA as interest on the judgment.

On February 3, 2017, the Company paid a one-time special cash dividend of $2.91 per share. The special dividend, totaling an aggregate payment of approximately $200.3 million, represents approximately 98% of the after tax net cash proceeds, received from SIGA.

As of March 31, 2017, our cash and cash equivalents balance was $15.8 million, our accounts receivable (billed and unbilled) balance was $1.0 million and our current liabilities were $2.2 million. We believe, based on the operating cash requirements and capital expenditures expected for 2017, the Company’s cash on hand at March 31, 2017, is adequate to fund operations for at least the next twelve months from the date of this report.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

Our unaudited condensed consolidated financial statements include the accounts of PharmAthene, Inc. and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation. Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 31, 2016 has been derived from audited consolidated financial statements at that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC. We currently operate in one business segment.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Our unaudited condensed consolidated financial statements include significant estimates for our share-based compensation, deferred tax assets, liabilities and valuation allowances, income tax receivable from the carryback of net operating losses, the expected economic life and value of our tangible assets and value of our indefinite lived intangible asset, and the value of our financial instruments, among other things. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Comprehensive Loss and Accumulated Other Comprehensive Loss

Comprehensive loss includes the total of our net loss and all other changes in equity, other than transactions with owners, which for the periods presented includes changes in equity for unrealized losses on available-for-sale securities.

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

Short-Term Investments

Investments are classified as available-for-sale pursuant to the accounting standards for investments in debt and equity securities. Investments with maturities of less than one year are classified as short-term and consist of investment grade U.S. Treasury debt securities and government-sponsored enterprise debt securities, all of which were fully matured at March 31, 2017. Investments are carried at fair value with unrealized gains and losses included as a component of other comprehensive income (loss), until such gains and losses are realized. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive income to the statement of operations. Management reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. We assess the risk of impairment related to securities held in our investment portfolio on a regular basis. We had no remaining short-term investments at March 31, 2017.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, short-term investments, and billed and unbilled accounts receivable. We maintain our cash and cash equivalents in the form of U.S. Government money market accounts. Because our billed and unbilled accounts receivable consist of amounts due from the U.S. Government, there is minimal credit risk.

Significant Customers and Accounts Receivable

Our primary customer is NIAID. As of March 31, 2017 and December 31, 2016, the Company’s billed and unbilled receivables balances were comprised primarily of receivables from NIAID. The receivable balances are reported at amounts expected to be collected in future periods. The Company has determined that no allowance for doubtful accounts for the receivables from NIAID is necessary given the circumstances.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net identifiable assets associated with acquisitions. We review the recoverability of goodwill annually at the end of our fiscal year and whenever events or changes in circumstances indicate that it is more likely than not that impairment exists. Recoverability of goodwill is reviewed by comparing our market value (as measured by our stock price multiplied by the number of outstanding shares as of the assessments date) to the net book value of our equity. If our market value exceeds our net book value, no further analysis is required. Changes in our business strategy or adverse changes in market conditions could impact the impairment analyses and require the recognition of an impairment charge equal to the excess of the carrying value over its estimated fair value.

Accrued Restructuring Expense

The remaining accrued liability relating to our restructuring expense as of March 31, 2017 is as follows:

	Balance as of		Balance as of
	December 31,	Amortized	March 31,
Description	2016	2017	2017

Accrued sublease expense	$109,126	$65,217	$43,909
Total accrued restructuring expense	$109,126	$65,217	$43,909

Fair Value of Financial Instruments

Our financial instruments, and/or embedded features contained in those instruments, often are classified as derivative liabilities and are recorded at their fair values. The determination of fair value of these instruments and features requires estimates and judgments. Some of our stock purchase warrants prior to exercise are considered to be derivative liabilities due to the presence of net settlement features and/or non-standard anti-dilution provisions; the fair value of our warrants is determined based on the Black-Scholes option-pricing model. Use of the Black-Scholes option-pricing model requires the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. See Note 3- Fair Value Measurements for further details.

Revenue Recognition

We generate our revenue from cost-plus-fee contracts. Revenues on cost-plus-fee contracts are recognized in an amount equal to the costs incurred during the period plus an estimate of the applicable fee earned. The estimate of the applicable fee earned is determined by reference to the contract: if the contract defines the fee in terms of risk-based milestones and specifies the fees to be earned upon the completion of each milestone, then the fee is recognized when the related milestones are earned, as further described below; otherwise, we estimate the fee earned in a given period by using a proportional performance method based on costs incurred during the period as compared to total estimated project costs and application of the resulting fraction to the total project fee specified in the contract.

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

The fair value of stock options granted to employees and non-employee directors is determined at the grant date using the Black-Scholes option-pricing model, which considers, among other factors, the expected life of the award and the expected volatility of our stock price. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period.

The fair value of stock options granted to consultants is determined at the grant date using the Black-Scholes option-pricing model and is remeasured at each quarterly reporting date over the requisite service period. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period.

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

Employee share-based compensation expense recognized in the three months ended March 31, 2017 and 2016 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of approximately 12%, based on historical forfeitures.

Share-based compensation expense for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016

Research and development	$8,070	$29,293
General and administrative	58,110	152,633
Total share-based compensation expense	$66,180	$181,926

 During the three months ended March 31, 2017 and 2016, we made no stock option or restricted stock grants. At March 31, 2017, we had total unrecognized share-based compensation expense related to unvested awards of approximately $0.3 million net of estimated forfeitures, which we expect to recognize as expense over a weighted-average period of 1.5 years.

The 2007 Long-Term Incentive Compensation Plan (the “2007 Plan”) terminated in January 2017. In connection with the proposed Merger with Altimmune, the Board of Directors has adopted a new omnibus plan, subject to approval of our stockholders.

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

The Company recorded an income tax benefit (provision) of $1.0 million and $(0.02) million for the three month periods ended March 31, 2017 and 2016, respectively. The 2016 receipt of the award from SIGA generated substantial 2016 taxable income to the Company, a portion of which was offset by the Company's domestic net operating loss carryforwards (“NOLs”). For the tax year ending December 31, 2016, the Company paid approximately $8.7 million in federal income tax and $2.5 million in state income tax.

Pursuant to federal and state tax regulations with respect to carryback periods of NOLs, in 2017 the Company anticipates being able to carryback NOLs to 2016, which the Company expects will allow it to recover previously paid federal and state income taxes. These anticipated refunds generated through March 31, 2017 are reflected as an income tax benefit during the quarter ended March 31, 2017. The Company recognized as income tax expense during the quarter ended March 31, 2016 tax amortization of goodwill.

Basic and Diluted Net Loss Per Share

Loss per share: Basic loss per share is computed by dividing consolidated net loss by the weighted-average number of common shares outstanding during the period, excluding unvested restricted stock.

For periods of net income when the effects are not anti-dilutive, diluted earnings per share is computed by dividing our net income by the weighted-average number of shares outstanding and the impact of all potential dilutive common shares, consisting primarily of stock options, unvested restricted stock and stock purchase warrants. The dilutive impact of our potential dilutive common shares resulting from stock options and stock purchase warrants is determined by applying the treasury stock method.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive due to the net losses.

Our unvested restricted shares contain non-forfeitable rights to dividends, and therefore are considered to be participating securities. There were no unvested restricted shares outstanding as of March 31, 2017.

Approximately 1.6 million and 6.2 million potential dilutive securities have been excluded in the calculation of diluted net loss per share in the three months ended March 31, 2017 and 2016, respectively, because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements Adopted

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We have adopted ASU No. 2015-17 on January 1, 2017 on a retrospective basis; the adoption did not have a material effect on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation simplifying the accounting for and financial statement disclosure of stock-based compensation awards. Under the guidance, all excess tax benefits and tax deficiencies related to stock-based compensation awards are to be recognized as income tax expenses or benefits in the income statement and excess tax benefits should be classified along with other income tax cash flows in the operating activities section of the statement of cash flows. Under the guidance, companies can also elect to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. In addition, the guidance amends some of the other stock-based compensation awards guidance to more clearly articulate the requirements and cash flow presentation for withholding shares for tax-withholding purposes. The guidance is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. We adopted this standard on January 1, 2017. The adoption of the standard did not have a material impact on our financial statements. We elected to adopt the cash flow presentation of the excess tax benefits prospectively, commencing with our cash flow statement for the three months ended March 31, 2017. We have elected to continue to estimate the number of stock-based awards expected to vest, rather than electing to account for forfeitures as they occur to determine the amount of compensation cost to be recognized in each period. There was no impact to our computation of dilutive EPS as all securities were considered anti-dilutive.

Recent Accounting Pronouncements Pending Adoption

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 supersedes the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the identification of performance obligations and licensing arrangements. In May 2016, the FASB issued guidance to clarify the collectability criterion, the presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition, and required disclosures for entities that retrospectively apply Topic 606 to each prior reporting period. In January 2017, the FASB issued amendments to the FASB Accounting Standards Codification which impacts the disclosure that recently issued ASUs will have on the financial statements when the standards are adopted in a future period. In February 2017, the FASB issued guidance to clarify other income – gains and losses from the derecognition of nonfinancial assets, and to add guidance for partial sales of nonfinancial assets. In preparation for the adoption of the new standard, we have begun to evaluate our existing arrangement; however, have not yet determined the impact of the new standard on our consolidated financial statements or whether we will adopt on a prospective or retrospective basis.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The amendments in this Update address the classification of certain cash receipts and cash payments in the statement of cash flows, including related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investees. The guidance is effective for reporting periods beginning after December 15, 2017 and early adoption is permitted. The guidance must be adopted on retrospective basis and must be applied to all periods presented, but may be applied prospectively if retrospective application would be impracticable. We are currently evaluating the impact, if any, that this guidance will have on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other. The amendments in this Update provide guidance on the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The guidance is effective for reporting periods beginning after December 15, 2020 and early adoption is permitted. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact, if any, that this guidance will have on our consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2017
	Level 1	Level 2	Level 3	Balance

Financial Assets
Cash equivalents	$16,160,498	$-	$-	$16,160,498
Total financial assets measured at fair value	$16,160,498	$-	$-	$16,160,498

	As of December 31, 2016
	Level 1	Level 2	Level 3	Balance

Financial Assets
Cash equivalents	$11,972,733	$141,869,024	$-	$153,841,757
Short-term investments	-	66,810,962	-	66,810,962
Total financial assets measured at fair value	$11,972,733	$208,679,986	$-	$220,652,719

Financial Liabilities
Current portion of derivative instruments related to stock purchase warrants	$-	$-	$1,465,272	$1,465,272
Total financial liabilities measured at fair value	$-	$-	$1,465,272	$1,465,272

The Company’s cash equivalents are comprised of U.S. Treasury money market funds and government-sponsored enterprise debt securities with original maturities of three months or less when purchased. The Company’s short-term investments are comprised of U.S. Treasury securities and government sponsored enterprise securities, which at the time of purchase, had a maturity of greater than three months. These investments have been initially valued at the transaction price and subsequently valued at the end of each reporting period, utilizing other market observable data.

During the three months ended March 31, 2017, derivative instruments related to stock purchase warrants exercisable for 903,996 shares of common stock were exercised. The fair value of the exercised stock purchase warrants at the time of exercise was approximately $1.6 million.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2017 and 2016:

			Exercised
	Balance as of	Unrealized	Stock Purchase	Balance as of
	December 31,	Losses	Warrants	March 31,
Description	2016	2017	2017	2017
Derivative liabilities related to stock purchase warrants	$1,465,272	$90,191	$(1,555,463)	$-

			Exercised
	Balance as of	Unrealized	Stock Purchase	Balance as of
	December 31,	(Gains)	Warrants	March 31,
Description	2015	2016	2016	2016
Derivative liabilities related to stock purchase warrants	$508,202	$(39,898)	$-	$468,304

At March 31, 2017, the Company did not have any remaining derivative liabilities. At March 31, 2016, derivative liabilities were comprised of warrants to purchase 1,275,419 shares of common stock. The warrants are considered to be derivative liabilities due to the presence of net settlement features and/or non-standard anti-dilution provisions, and as a result, are recorded at fair value at each balance sheet date. The fair value of our warrants is determined based on the Black-Scholes option-pricing model. Use of the Black-Scholes option-pricing model requires the use of unobservable inputs such as the expected term, anticipated volatility and expected dividends. Changes in any of the assumptions related to the unobservable inputs identified above may change the stock purchase warrants’ fair value; increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in the unobservable inputs generally result in decreases in fair value. Unrealized gains and losses on the fair value adjustments for these derivative instruments are classified in other income (expense) as the change in fair value of derivative instruments in our unaudited condensed consolidated statements of operations.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures its long-lived assets, including, property and equipment, intangible assets and goodwill, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. (See Note 2- Summary of Significant Accounting Policies). As of March 31, 2017, the Company had no other assets or liabilities that were measured at fair value on a non-recurring basis.

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

Under the terms of the convertible notes, which were converted or extinguished in 2010, if after the 2nd consecutive business day (other than during an allowable blackout period) on which sales of all of the securities required to be included on the registration statement cannot be made pursuant to the registration statement (a “Maintenance Failure”), we will be required to pay to each selling stockholder a one-time payment of 1.0% of the aggregate principal amount of the convertible notes relating to the affected shares on the initial day of a Maintenance Failure. Our total maximum obligation under this provision at March 31, 2017, which is not probable of payment, would be approximately $0.2 million.

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

Leases

We lease our office in Maryland under a 10 year operating lease, which commenced on May 1, 2007 and was originally scheduled to end on May 31, 2017. On April 3, 2017, an amendment was made to extend the term of the lease to July 31, 2017. Remaining annual minimum payments are $0.2 million.

On September 2, 2015, the Company entered into a sublease agreement with a third party with respect to a portion of its leased office space at an amount less than the Company’s leased amount through May 31, 2017.

The present value at March 31, 2017 of the Company’s remaining net lease liability for the subleased office space (net of the sublease rental income) is $43,909 and is reflected on the balance sheet as accrued restructuring expenses.

License Agreements

On July 6, 2015, we signed a license agreement with ImmunoVaccine Technologies (“IMV”) for the exclusive use of the DepoVaxTM vaccine platform (“DPX”), to develop an anthrax vaccine utilizing PharmAthene’s rPA. On June 23, 2016, we terminated this license agreement.

Note 5 - Stockholders’ Equity

Special Dividend

On February 3, 2017, the Company paid a special one-time dividend of $2.91 per share of common stock, totaling approximately $200.3 million, which represents approximately 98% of the after tax net cash proceeds, received from SIGA.

Stockholder Rights Plan

On November 25, 2015, the Company’s Board of Directors adopted a stockholder rights plan (“Rights Plan”) in an effort to preserve the value of its NOLs under Section 382 of the Code. The Rights Plan was terminated by the Board on March 10, 2017.

Long-Term Incentive Compensation Plan

In 2007, the Company’s stockholders approved the 2007 Plan which provides for the granting of incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses (collectively “awards”) to Company officers and employees. Additionally, the 2007 Plan authorizes the granting of non-qualified stock options and restricted stock awards to Company directors and to independent consultants.

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

During the three months ended March 31, 2017, stock options were exercised for 184,741 shares of common stock, and stock options exercisable for 8,557 shares of common stock expired. Prior to the expiration of the 2007 Plan, there were approximately 10.3 million shares approved for issuance under the 2007 Plan, of which approximately 3.4 million shares were available for grant. The Board of Directors in conjunction with management determines who receives awards, the vesting conditions and the exercise price. Options may have a maximum term of ten years.

Warrants

At March 31, 2017 and 2016 there were warrants outstanding to purchase 46,584 and 1,422,781 shares of our common stock, respectively. The warrants outstanding as of March 31, 2017, all of which are exercisable, were as follows:

Number of Common Shares Underlying Warrants		Issue Date/Exercisable Date	Exercise Price	Expiration Date

46,584	(1)	March 2012/March 2012	$1.61	March 2022
46,584

(1)	These warrants to purchase common stock are classified as equity.

Note 6 - Financing Transactions

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

As of March 31, 2017, shares having an aggregate offering price of $3.0 million remained available under the controlled equity offering sales agreement, as amended. During the three months ended March 31, 2017, we did not sell any shares of our common stock under this arrangement. We have no current plans to sell any shares under the controlled equity agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This information may involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, risks associated with the following:

•	our ability to successfully consummate the Mergers with Altimmune, Inc., as contemplated by the Merger Agreement,

•	the reliability of the results of the studies relating to human safety and possible adverse effects resulting from the administration of our product candidates,

•	funding delays, reductions in or elimination of U.S. Government funding and/or non-renewal of expiring funding under our September 2014 contract with the National Institutes of Allergy and Infectious Diseases, or NIAID,

•	our ability to satisfy certain milestones under our September 2014 contract with NIAID that would entitle us to receive additional funding over the period of the agreement,

•	our ability in 2017 to realize an income tax benefit of $1.0 million related to a 2016 NOL carryback,

•	delays caused by third parties challenging government contracts awarded to us,

•	unforeseen safety and efficacy issues,

•	accomplishing any future strategic partnerships or business combinations,

•	our ability to continue to satisfy the listing requirements of the NYSE MKT, or any market on which our securities may trade,

as well as risks detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our other reports filed with the U.S. Securities and Exchange Commission, or the SEC, from time to time.

Forward-looking statements describe management’s current expectations regarding our future plans, strategies and objectives and are generally identifiable by use of the words “may,” “will,” “should,” “could,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “potential” or “plan” or the negative of these words or other variations on these words or comparable terminology. Such statements include, but are not limited to, statements relating to:

•	potential payments under government contracts or grants,

•	potential future government contracts or grant awards,

•	potential regulatory approvals,

•	potential consummation of future strategic partnerships or business combinations, such as the Mergers,

•	future product advancements, and

•	anticipated financial or operational results.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements which present our results of operations for the three months ended March 31, 2017 and 2016, as well as our financial positions at March 31, 2017 and December 31, 2016, contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 14, 2017, including the consolidated financial statements contained therein.

Overview

We are a biotechnology company engaged in developing a next generation anthrax vaccine. The next generation vaccine is intended to have more rapid time to protection, fewer doses for protection and less stringent requirements for temperature controlled storage and handling than the currently used vaccine.

Merger Agreement and Special Meeting

On January 18, 2017, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which our wholly owned subsidiary, Mustang Merger Sub, Inc., will be merged with and into Altimmune, Inc., a Delaware corporation (“Altimmune”), with Altimmune as the surviving subsidiary (“Merger 1”), and immediately thereafter, Altimmune will be merged with and into Mustang Merger Sub LLC, with Mustang Merger Sub LLC as the surviving entity in such merger (“Merger 2”, and together with Merger 1, the “Mergers”). Following the consummation of the Mergers, we will change our name to “Altimmune, Inc.”.

On May 4, 2017, in connection with the Merger Agreement, we will be holding a special meeting of our stockholders to consider and vote upon the following proposals: (i) to approve the issuance of shares of PharmAthene common stock in the Mergers; (ii) to approve and adopt the Merger Agreement; (iii) to approve an amendment of PharmAthene's Certificate of Incorporation, to effect a reverse stock split prior to the effective time of the Mergers at a ratio (the “Reverse Ratio”) of not less than 1-for-10 and not more than 1-for-75, with the exact Reverse Ratio to be finally determined and mutually agreed to by the PharmAthene and Altimmune Boards of Directors; (iv) to approve the 2017 Omnibus Incentive Plan; and (v) to adjourn the special meeting, if necessary or advisable, to solicit additional proxies if there are not sufficient votes in favor of any of the proposals. For additional details regarding the Mergers and Merger Agreement, please refer to our Registration Statement on Form S-4 (File No. 333-215891) and related proxy statement/prospectus/consent solicitation (the "Proxy/Prospectus") filed with the SEC, and mailed to our stockholders.

SIGA Litigation

Between 2006 and 2016, we were engaged in legal proceedings with SIGA. On December 23, 2015, the Delaware Supreme Court affirmed the Delaware Court of Chancery's judgment against SIGA. We received approximately $217.1 million including interest from SIGA during the year ended December 31, 2016.

On November 25, 2015, the Company adopted a Shareholders Rights Plan to help ensure that the NOLs remain available to help maximize the value for our shareholders of any amount received from the SIGA litigation. The Rights Plan was terminated by the Board on March 10, 2017.

Special Dividend

On February 3, 2017, the Company paid a one-time special cash dividend of $2.91 per share of PharmAthene common stock, totaling approximately $200.3 million, which represents approximately 98% of the after tax net cash proceeds, received from SIGA.

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

A summary of our critical accounting policies, including those that require the use of significant estimates and judgment, follows. A more comprehensive description of all of our significant accounting policies is contained in Note 2 to our Unaudited Condensed Consolidated Financial Statements.

There were no significant changes in critical accounting policies from those at December 31, 2016.

Results of Operations

Revenue

We recognized revenue of $0.8 million and $1.0 million during the three months ended March 31, 2017 and 2016, respectively. Our revenue during those periods was derived primarily from our existing contract with NIAID for the development of SparVax-L. Revenue recognized to date under this contract is $10.3 million.

Research and Development Expenses

Our research and development expenses were $0.7 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively. These expenses resulted from research and development activities in all periods related primarily to our anthrax vaccine programs. Direct expenses included salaries and other costs of personnel, raw materials and supplies, and an allocation of indirect expenses. We also incurred third-party costs, such as contract research, consulting, and clinical development costs for individual projects.

For the three months ended March 31, 2017, research and development expenses decreased $0.3 million from the same period in 2016. This decrease is primarily due to efforts associated with a stability program related to the NIAID contract which were ongoing during the first quarter of 2016; however, were no longer active during the same period in 2017. Similarly, internal research and development expenses for a tech transfer and the preparation of an engineering batch were at a point of high activity during the first quarter of 2016.

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

Expenses associated with general and administrative functions were $3.2 million for the three months ended March 31, 2017 and $1.2 million for the three months ended March 31, 2016. The $2.0 million increase from the same period in the prior year was primarily due to transaction costs relating to the proposed Mergers, professional fees, and labor costs.

Other (Expense) Income

For the three months ended March 31, 2017, other expense primarily consists of changes in the fair value of our derivative financial instruments partially offset by interest income from our short-term investments. For the three months ended March 31, 2016, other expense was $0.04 million and was primarily the result of unrealized gains on the change in the fair value of the derivative instruments.

Income Taxes

Income tax benefit was $1.0 million for the three months ended March 31, 2017 which consisted of a tax benefit related to losses generated through March 31, 2017 which the Company will be able to carryback to offset income taxes paid in 2016.

Income tax expense was $0.02 million the three months ended March 31, 2016, relating to the difference between the treatment of goodwill for income tax purposes and for U.S. GAAP purposes.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the three months ended March 31, 2017 were $0.7 million in proceeds received under our contract with NIAID and $2.3 million in combined proceeds received from the issuance of common stock upon the exercise of outstanding stock purchase warrants and stock options. Our primary source of cash during the comparable period in 2016 was $1.0 million in proceeds received under our contract with NIAID. Our cash and cash equivalents were $15.8 million at March 31, 2017. We believe, based on the operating cash requirements and capital expenditures expected for 2017, the Company's cash on hand at March 31, 2017, is adequate to fund operations through at least the next twelve months from the date of this report.

Our sole source of revenue consists of revenues under our contract with NIAID for the development SparVax-L.

The NIAID contract is incrementally funded. Over the base period of the contract, PharmAthene was awarded initial funding of approximately $5.2 million, which includes a cost reimbursement component and a fixed fee component payable upon achievement of certain milestones. NIAID exercised four options under this agreement to provide additional funding of approximately $8.8 million and an extension of the period of performance through December 31, 2017. The contract could have had a total value of up to approximately $28.1 million, if all technical milestones were met and all eight contract options were exercised by NIAID. PharmAthene has been informed by NIAID that it will exercise only one of the additional remaining options under the contract to provide funding for a non-human primate challenge study which PharmAthene believes may be used to support an advanced development funding proposal to the Biomedical Advanced Research and Development Authority (“BARDA”). Work under all exercised options will continue bringing total committed and final funding under the NIAID contract to $15.1 million.

We have incurred significant losses since we commenced operations. As of March 31, 2017, we had accumulated losses of $32.1 million since our inception.

Historically, we have not generated positive cash flows from operations. To bridge the gap between payments made to us under our U.S. Government contracts and grants and our operating and capital needs, we have had to rely on a variety of financing sources, including the issuance of equity and equity-linked securities and proceeds from the SIGA litigation. On March 25, 2013, we entered into a controlled equity offering arrangement pursuant to which we could offer and sell, from time to time, through a sales agent, shares of our common stock having an aggregate offering price of up to $15.0 million, which we later amended on May 23, 2014 to increase the offering amount by $15.0 million. During the three months ended March 31, 2017, we did not sell any shares of our common stock under this arrangement. Aggregate gross proceeds of up to $3.0 million remain available under this arrangement. We have no current plans to sell any shares under the controlled equity agreement.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016

Net cash provided by (used in):
Operating activities	$(7,095,365)	$(1,355,142)
Investing activities	66,799,351	(150)
Financing activities	(197,916,874)	22,352
Effects of exchange rates on cash	368	(1,252)
Total decrease in cash and cash equivalents	$(138,212,520)	$(1,334,192)

Operating Activities

Net cash used in operating activities was $7.1 million for the three months ended March 31, 2017 compared to $1.4 million which was used in operating activities for the three months ended March 31, 2016.

Net cash used in operating activities during the three months ended March 31, 2017 reflects our net loss of $2.2 million, adjusted for $0.1 million of combined share-based compensation expense and other non-cash expenses, and a decrease in the fair value of our derivative instruments of $0.1 million. Increases in income tax receivable and unbilled accounts receivable of $1.0 million and $0.1 million, respectively, were offset by a decrease in billed receivables of approximately $0.06 million. Accounts payable, accrued expenses and other liabilities and accrued restructuring expenses decreased by a combined $0.9 million. Accrued income taxes payable decreased $3.2 million.

Net cash used in operating activities during the three months ended March 31, 2016 reflects our net loss of $1.2 million, adjusted for non-cash share-based compensation expense of $0.2 million, the decrease in the fair value of our derivative instruments of $0.04 million, and other non-cash expenses of $0.06 million. A decrease in billed receivables of approximately $0.3 million was offset by a $0.3 million increase in both unbilled receivables and prepaid expenses and other current assets. Accounts payable and accrued expenses and other liabilities increased by a combined $0.1 million and accrued restructuring expenses decreased by $0.2 million.

Investing Activities

During the three months ended March 31, 2017, net cash provided by investing activities was $66.8 million resulting from the sale of short-term investments. There were no significant investing activities during the three months ended March 31, 2016.

Financing Activities

Net cash used in financing activities was $197.9 million for the three months ended March 31, 2017, as compared to $0.02 million provided by financing activities for the three months ended March 31, 2016.

Net cash used in financing activities during the three months ended March 31, 2017 was primarily due to the $200.3 million payment of the special dividend offset by combined net proceeds received of $2.3 million from the issuance of common stock due to the exercise of stock purchase warrants and stock options.

Net cash provided by financing activities during the three months ended March 31, 2016 was primarily due to net proceeds received of $0.02 million from the issuance of common stock due to the exercise of stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following are contractual commitments at March 31, 2017:

Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating facility leases(2)	$221,768	$221,768	$-	$-	$-
Research and development agreements	2,221,064	2,221,064	-	-	-
Total contractual obligations	$2,442,832	$2,442,832	$-	$-	$-

(1)	This table does not include any royalty payments relating to any future sales of products subject to license agreements we have entered into in relation to our in-licensed technology, as the timing and likelihood of such payments are not known. The table also excludes any obligations related to registration rights agreements, as a result of a maintenance failure (as defined in such agreements), as the likelihood of any such payment is not probable. See additional discussion in Note 7 – Commitments and Contingencies in the consolidated financial statements.

(2)	Lease obligations have not been reduced by the minimum sublease rentals of $0.02 million due in the future under noncancellable subleases.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s current operations in foreign countries are minimal. We had maintained only nominal operations in the United Kingdom, but those operations were substantially liquidated in 2015. A 10% change in exchange rates (against the U.S. dollar) would not have a material impact on earnings, fair values or cash flow.

Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market interest rates would have a significant impact on their realized value.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2017, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description
31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(101)	The following condensed consolidated financial statements from the PharmAthene, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in Extensive Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) Notes to consolidated financial statements.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMATHENE, INC.

Dated: May 3, 2017	By:	/s/ John M. Gill
Name: John M. Gill
Title: President and Chief Executive Officer

Dated: May 3, 2017	By:	/s/ Philip MacNeill
Name: Philip MacNeill
Title: Chief Financial Officer, Treasurer and Secretary

