Form 10-Q
period 2017-06-30
Altimmune, Inc.
filed 2017-08-14
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-32587

ALTIMMUNE, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2726770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19 Firstfield Road, Gaithersburg, Maryland	20878
(Address of principal executive offices)	(Zip Code)

(240) 654-1450

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of August 8, 2017 was 15,422,913

ALTIMMUNE, INC.

i

Part I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

ALTIMMUNE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$8,367,774	$2,876,113
Restricted cash	34,174	—
Accounts receivable	3,571,703	383,046
Prepaid expenses and other current assets	1,448,818	420,424
Tax refund receivable	3,573,131	807,507

Total current assets	16,995,600	4,487,090
Property and equipment, net	293,233	177,859
Intangible assets, net	38,132,266	14,954,717
Other assets	22,247	22,248
Goodwill	35,398,960	18,758,421

Total assets	$90,842,306	$38,400,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$49,702	$458,629
Accounts payable	1,130,797	2,005,208
Accrued expenses and other current liabilities	4,297,996	2,972,745
Current portion of deferred revenue	32,253	19,753
Current portion of deferred rent	17,213	14,388

Total current liabilities	5,527,961	5,470,723
Unvested restricted stock liability	372	1,001
Long-term debt	570,545	525,950
Deferred revenue, long-term portion	169,547	179,424
Deferred rent, long-term portion	6,366	15,914
Deferred tax liability	8,544,195	—
Other long-term liability	46,700	—

Total liabilities	14,865,686	6,193,012

Contingencies (Note 11)
Stockholders’ equity:
Series B convertible preferred stock; $0.01 par value; 599,285 shares authorized; zero and 599,285 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	5,993
Common stock, $0.0001 par value; 100,000,000 shares authorized; 15,452,579 and 6,986,780 shares issued; 15,424,891 and 6,917,204 shares outstanding at June 30, 2017 and December 31, 2016, respectively	1,542	692
Additional paid-in capital	120,661,697	71,034,899
Accumulated deficit	(38,948,613)	(31,259,449)
Accumulated other comprehensive loss – foreign currency translation adjustments	(5,738,006)	(7,574,812)

Total stockholders’ equity	75,976,620	32,207,323

Total liabilities and stockholders’ equity	$90,842,306	$38,400,335

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALTIMMUNE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
License revenue	$4,938	$158,465	$9,876	$163,403
Research grants and contracts	3,033,035	587,502	3,327,668	1,087,473

Total revenue and grants and contracts	3,037,973	745,967	3,337,544	1,250,876

Operating expenses
Research and development	5,254,729	1,381,513	8,040,851	2,444,131
General and administrative	1,794,509	966,641	3,825,026	2,011,797

Total operating expenses	7,049,238	2,348,154	11,865,877	4,455,928

Loss from operations	(4,011,265)	(1,602,187)	(8,528,333)	(3,205,052)

Other expense:
Interest expense	(97,156)	(9,618)	(157,759)	(19,248)
Interest income	4,166	845	4,166	845
Other income (expenses)	164	(6,110)	(947)	(6,471)

Total other expense, net	(92,826)	(14,883)	(154,540)	(24,874)

Net loss before income tax benefit	(4,104,091)	(1,617,070)	(8,682,873)	(3,229,926)
Income tax benefit	993,709	—	993,709	—

Net loss	(3,110,382)	(1,617,070)	(7,689,164)	(3,229,926)
Other comprehensive income (loss) – foreign currency translation adjustments	1,256,970	(2,614,220)	1,836,806	(3,804,294)

Total comprehensive loss	$(1,853,412)	$(4,231,290)	$(5,852,358)	$(7,034,220)

Net loss	$(3,110,382)	$(1,617,070)	$(7,689,164)	$(3,229,926)
Accumulated dividends on preferred stock prior to conversion to common stock	(44,713)	(87,123)	(163,069)	(143,014)

Net loss attributed to common stockholders	$(3,155,095)	$(1,704,193)	$(7,852,233)	$(3,372,940)

Weighted-average common shares outstanding, basic and diluted	12,245,701	6,911,189	9,596,423	6,911,189

Net loss per share attributed to common stockholders, basic and diluted	$(0.26)	$(0.25)	$(0.82)	$(0.49)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALTIMMUNE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,689,164)	$(3,229,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	684,088	389,729
Depreciation	37,827	29,726
Amortization	26,152	48,788
Debt discount and deferred financing cost accretion	98,060	—
Loss on disposal of property and equipment	3,523	—
Changes in operating assets and liabilities:
Accounts receivable	(2,064,194)	206,273
Prepaid expenses and other current assets	(588,251)	44,533
Accounts payable	(1,627,477)	122,918
Accrued expenses and other current liabilities	716,649	(440,139)
Deferred revenue	2,623	(47,137)
Deferred rent	(8,136)	(3,981)
Tax refund receivable	(725,106)	(87,584)
Deferred taxes	(15,822)	—

Net cash used in operating activities	(11,149,228)	(2,966,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash assumed in acquisition	13,684,535	—
Refund of cash held in escrow	200,000	—
Purchase of property and equipment	(83,898)	(12,524)
Additions to intangible assets	(30,626)	(47,374)

Net cash provided by (used in) investing activities	13,770,011	(59,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	(212,431)	(99)
Proceeds from issuance of convertible notes, net of issuance costs	3,018,780	531
Payments of deferred offering costs	—	(319,506)
Proceeds from issuance of preferred stock, net of issuance costs	—	3,673,790
Proceeds from preferred stock subscription	46,700	260,000
Proceeds from exercise of stock options	450	—

Net cash provided by financing activities	2,853,499	3,614,716

EFFECT OF EXCHANGE RATES ON CASH	51,553	(100,082)

Net increase in cash and cash equivalents and restricted cash	5,525,835	487,936
Cash and cash equivalents and restricted cash, beginning of period	2,876,113	4,638,711

Cash and cash equivalents and restricted cash, end of period	$8,401,948	$5,126,647

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,030	$1,662

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Accrued expenses and notes payable modified and replaced with convertible notes	$1,077,540	$—

Common stock warrants issued in connection with convertible notes	$566,793	$—

Preferred stock subscription reclassified as additional paid-in capital upon preferred stock issuance	$—	$325,280

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALTIMMUNE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Altimmune, Inc., headquartered in Gaithersburg, Maryland, United States, together with its subsidiaries (collectively, “Altimmune”) is a clinical stage biopharmaceutical company incorporated in 1997 under the laws of the State of Delaware. Altimmune is focused on discovering and developing immunotherapies and vaccines to address significant unmet medical needs. Since its inception, Altimmune has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital, and has financed its operations through the issuance of common and convertible preferred stock, long-term debt, and proceeds from research grants and government contracts. Altimmune has not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales.

Pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated January 18, 2017, PharmAthene, Inc. (“PharmAthene”), its wholly owned acquisition subsidiaries Mustang Merger Sub Corp I Inc. (“Merger Sub Corp”) and Mustang Merger Sub II LLC (“Merger Sub LLC”) agreed to acquire 100% of the outstanding capital stock of Altimmune in a reverse triangular merger and reorganization pursuant to section 368(a) of the Internal Revenue Code (the “Mergers”)(Note 3).

As a condition for the Mergers, in January 2017, prior to the Mergers, Altimmune entered into a Convertible Promissory Note Purchase Agreement (the “Note Agreement”) for the private placement of $8.6 million of 6% convertible notes (the “Notes”) (See Notes 1 and 7) to be issued in two separate closings. The initial closing dated March 9, 2017 resulted in $3,150,630 of gross proceeds. The initial closing also included $196,496 of certain existing outstanding notes payable and $881,044 of certain accrued expenses that were modified and became a component of the Notes on March 9, 2017. The second closing of $5.0 million is conditioned upon certain events, but no later than 135 days after the effective date of the Mergers. In connection with the Notes, Altimmune issued warrants to purchase 49,776 shares of Altimmune’s common stock to certain noteholders, with an exercise price of $0.01 per share. The warrants are classified as permanent equity (see Note 9).

On May 4, 2017, Altimmune and PharmAthene closed the Mergers in accordance with the terms of the Merger Agreement. Upon the closing of the Mergers, (i) Merger Sub Corp merged with and into Altimmune, with Altimmune remaining as the surviving corporation; (ii) Altimmune then merged with and into Merger Sub LLC, with Merger Sub LLC (renamed as “Altimmune LLC”) remaining as the surviving entity; and (iii) PharmAthene was renamed as “Altimmune, Inc.” Upon closing of the Mergers, all equity instruments of Altimmune were exchanged for shares of PharmAthene common stock (see Note 3). Altimmune and PharmAthene and its subsidiaries are hereinafter collectively referred to as the “Company” or “we”.

The accompanying unaudited condensed consolidated financial statements are prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements and should be read in conjunction with Altimmune’s audited consolidated financial statements for the year ended December 31, 2016 included in the Registration Statement on Form S-4/A which was filed with the Securities and Exchange Commission on March 31, 2017. In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as our audited consolidated financial statements, and these condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2017 or any future years or periods.

The unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. We have experienced recurring losses in past years and incurred a net loss of $7,689,164 and used $11,149,228 in cash to fund operations during the six months ended June 30, 2017, and had an accumulated deficit of $38,948,613 as of June 30, 2017. We expect to incur additional losses in the future in connection with our research and development activities. Since inception, we have financed our activities principally from the issuance of equity and debt securities and the receipt of proceeds from research grants and government contracts.

The Company’s ability to continue as a going concern is dependent upon our ability to raise additional debt and equity capital. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

As capital resources are consumed to fund our research and development activities, we may not have sufficient capital to fund our plan of operations. In order to address our capital needs, including our planned clinical trials, in addition to the Note Agreement and the private placement described in Notes 1 and 7, we must continue to actively pursue additional equity or debt financing.

Adequate financing opportunities might not be available to us, when and if needed, on acceptable terms, or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, our operating results and prospects will be adversely affected.

As more fully described in Note 3, in January 2017, in connection with the Mergers, Altimmune entered into the Note Agreement for the private placement of $8.6 million of 6% convertible notes (the “Notes”). The combination of the net proceeds from the Notes, cash assumed from the Mergers, expected tax refunds, committed financing, and revenue from our government sponsored contracts will be insufficient to fund our operations and research and development efforts for at least twelve months from the expected issuance date of our June 2017 financial statements.

3. Business Combination

On May 4, 2017, we closed the Mergers with PharmAthene. In accordance with the terms of the Merger Agreement, PharmAthene issued 0.749106 (the “share exchange ratio”) of a share of PharmaAthene common stock for each share of Altimmune’s $0.0001 par value common stock (“common stock”) outstanding as of the closing date. All historical share and per share information including common and preferred stock, common stock warrants, and stock options, has been retroactively adjusted to reflect the impact of the share exchange ratio. In addition, Altimmune’s stock options and warrants were also replaced with options and warrants to purchase PharmAthene’s common stock at the same exchange ratio of 0.749106 share. Immediately prior to closing, 599,285 shares of Series B convertible preferred stock (“preferred stock”) converted into Altimmune common stock on a 1-for-1 basis. Due to the preferred stock having unique terms and conditions, preferred stock was continued to be presented separately on our balance sheet prior to conversion. In addition, outstanding principal and accrued interest on the Notes converted into 316,735 shares of Altimmune common stock. Further, 39,758 shares of Altimmune common stock were issued pursuant to the accelerated vesting of restricted stock, and 660,715 shares of Altimmune common stock were issued as a result of warrant exercises, both in accordance with their original terms. Upon the closing of the Mergers, Altimmune common stock totaling 8,539,263 shares were exchanged for 8,539,263 shares of PharmAthene common stock.

Although PharmAthene was the issuer of the shares and considered the legal acquirer in the Mergers, following the closing, shareholders of Altimmune held 58.2% of the equity interest of the combined entity and assumed control of the combined entity. As a result, the transaction has been accounted for as a reverse merger, with Altimmune considered the accounting acquirer, and the assets and liabilities of PharmAthene have been recorded at their estimated fair value. The unadjusted purchase price allocated to PharmAthene’s assets and liabilities was estimated to be $44,742,737 as of the closing date and consisted of the shares of the combined company retained by PharmAthene shareholders, and the estimated fair value of vested PharmAthene stock options and warrants which remained outstanding as of the closing date. Also at the closing, 7,569 outstanding unvested options of PharmAthene with an estimated fair value of $15,173 remained subject to vesting and service requirements. These unvested options will be recorded as operating expense in future periods as the services are delivered and the options vest.

Headquartered in Annapolis, Maryland, PharmAthene was incorporated in Delaware in April 2005. PharmAthene was a biodefense company engaged in Phase II clinical trials in developing a next generation anthrax vaccine. The next generation vaccine is intended to have more rapid time to protection, fewer doses for protection and less stringent requirements for temperature controlled storage and handling than the currently used vaccine. The Mergers enable the combined company to become a fully integrated, commercially-focused immunotherapeutics company with the ability to create more value than either company could achieve individually. As a publicly listed entity, the Mergers also provide the Company with additional capital financing alternatives to support the combined entity’s planned research and development activities.

In addition to the operating assets and liabilities of PharmAthene, Altimmune also acquired PharmAthene’s tax attributes, which primarily consisted of a tax refund receivable and approximately $1 million of net operating losses which were limited under Section 382 of the U.S. Internal Revenue Service and were fully reserved, which begin to expire in 2023. We recorded a deferred tax liability related to future tax benefits arising from an in-process research and development asset (“IPR&D”) acquired in the Mergers. Goodwill generated from the Mergers is not expected to be deductible for tax purposes.

For accounting purposes, the historical financial statements of Altimmune have not been adjusted to reflect the Mergers, other than adjustments to the capital structure of Altimmune to reflect the historical capital structure of PharmAthene. No other adjustments to Altimmune’s assets and liabilities have been made as a result of the Mergers. In connection with the Mergers, Altimmune incurred $1,673,695 of transaction costs, which have been expensed as incurred in the accompanying condensed consolidated financial statements.

The following table lists the various securities of PharmAthene which were outstanding as of May 4, 2017 and whose rights and obligations were assumed by Altimmune following the Mergers:

Outstanding PharmAthene common stock	6,883,498
Outstanding PharmAthene stock options	123,003
Outstanding PharmAthene stock warrants	4,658
Per share fair value of PharmAthene common stock	$6.50
Weighted average per share fair value of PharmAthene stock options	$0.26
Per share fair value of PharmAthene stock warrants	$0.01
Aggregate fair value of consideration	$44,757,910
Less fair value of unvested common stock options	(15,173)

Total fair value of consideration	$44,742,737

The allocation of the purchase consideration to the assets acquired and liabilities assumed of PharmAthene in these financial statements was preliminary and subject to change as management gathers information regarding these items. The initial allocation of the purchase consideration was as follows:

Cash and cash equivalents	$13,684,535
Accounts receivable	1,124,462
Prepaid expenses and other current assets	597,172
Tax refund receivable	2,002,534
Property and equipment	75,779
IPR&D	22,389,000
Goodwill	15,623,057

Total assets acquired	55,496,539

Accounts payable and accrued expenses	(2,193,785)
Deferred tax liability	(8,560,017)

Total liabilities assumed	(10,753,802)

Net assets acquired	$44,742,737

We relied on significant level 3 unobservable inputs to estimate the fair value of acquired IPR&D assets using management’s estimate of future revenue and expected profitability of the products after taking into account an estimate of future expenses necessary to bring the products to completion. These projected cash flows were then discounted to their present values using a discount rate of 23%, which was considered commensurate with the risks and stages of development of the products.

The operating activities of PharmAthene have been included in the accompanying condensed consolidated financial statements from the date of the Mergers. For the period from May 4, 2017 to June 30, 2017, revenues and net loss of PharmAthene included in the accompanying condensed consolidated financial statements aggregated $427,522 and $447,914, respectively. The following unaudited pro forma information for the six months ended June 30, 2017 and 2016 gives effect to the acquisition of PharmAthene as if the Mergers had occurred at the beginning of the respective full annual reporting period:

	Six Months Ended June 30,
	2017	2016
Revenue and grants and contracts	$4,443,495	$4,367,824
Net (loss) income attributable to common stockholders	$(6,110,625)	$3,077,774
Weighted average common shares outstanding, basic	15,119,716	14,166,825
Net (loss) income per share, basic	$(0.40)	$0.22
Weighted average common shares outstanding, diluted	15,119,716	15,089,819
Net (loss) income per share, diluted	$(0.40)	$0.20

4. Summary of Significant Accounting Policies

Segment information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, our Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. We view our operations and manage our business in one operating segment, the research and development of immunotherapies and vaccines.

Business combination

We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. Our management collects information and reevaluates these estimates and assumptions quarterly and records any adjustments to our preliminary estimates to goodwill during the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations and comprehensive loss.

Amounts paid for acquisitions are allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The Company allocates the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including purchased IPR&D assets. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.

Our IPR&D assets represent the estimated fair value as of the acquisition date of substantive in-process projects that have not reached technological feasibility. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval.

The valuation of IPR&D assets is determined using the discounted cash flow method. In determining the value of IPR&D assets, management considers, among other factors, the stage of completion of the projects, the technological feasibility of the projects, whether the projects have an alternative future use and the estimated residual cash flows that could be generated from the various projects and technologies over their respective projected economic lives. The discount rate used is determined at the time of acquisition and includes a rate of return which accounts for the time value of money, as well as risk factors that reflect the economic risk that the cash flows projected may not be realized.

Impairment of long-lived assets and goodwill

We evaluate our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment of long-lived assets is assessed by comparing the undiscounted cash flows expected to be generated by the asset to its carrying value. We test goodwill for impairment during the fourth quarter of each year, or more frequently if impairment indicators arise. During the six months ended June 30, 2017, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which provides for a one-step quantitative test. If the carrying value of a reporting unit exceeds its fair value, the amount of goodwill impairment is the excess of the reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. We consider multiple methods including both market and income approaches to determine fair value of our one reporting unit, including fair value estimated based on our market capitalization (a level 1 input) as of or near the testing date, adjusted for an estimated control premium.

From the date of the Mergers through June 30, 2017, we experienced a decline in the trading price of our common stock. As of June 30, 2017, our one reporting unit had an estimated average market capitalization through June 30, 2017, excluding an estimated control premium, of approximately $50.9 million as compared to the carrying value of the reporting unit of $76.0 million, which is an impairment indicator. We performed an interim impairment test on our goodwill and a qualitative assessment of our long-lived assets as of June 30, 2017. Based on the result of the goodwill impairment test, the carrying value of the Company’s net equity at June 30, 2017 of $76.0 million fell within the high end of an estimated range of control-adjusted fair value. A hypothetical downward adjustment of 10% of the top end of the range of our control premium would have resulted in a potential impairment of our goodwill of $2.2 million. We have concluded that our goodwill and long-lived assets were not impaired at June 30, 2017 and no impairment adjustments were recorded in the six months ended June 30, 2017. We will continue to evaluate our goodwill for impairment based on factors including the overall movements of our market capitalization. Any sustained declines in our stock price from the June 30, 2017 level could result in a future impairment and the overall amount of impairment loss could be material.

Our IPR&D assets are currently non-amortizing. Until such time as the projects are either completed or abandoned, we test those assets for impairment annually by comparing the fair value of such assets to their carrying value. On an interim basis, we consider qualitative factors which could be indicative of impairment; these factors include the current project status, forecasted changes in the timing or amounts required to complete the project, forecasted changes in the future cash flows to be generated by the completed products, and changes to other market based assumptions, such as discount rates. Upon completion or abandonment, the value of the IPR&D assets will be amortized to expense or the anticipated useful life of the developed products, if completed, or charged to expense when abandoned if no alternative future use exists. As of June 30, 2017, the projects continue to progress as originally anticipated, and no significant changes to the timing or amount of cash flows or any other market assumptions appears to have occurred, and management concluded that the IPR&D assets are not impaired.

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

Pursuant to federal and state tax regulations with respect to carryback periods of certain net operating losses (“NOLs”), in 2017, as a result of the Mergers, we anticipate that we will be able to carryback 2017 NOLs to 2016, which we expect will allow us to recover previously paid federal and state income taxes by PharmAthene of up to approximately $10 million. These anticipated refunds generated through June 30, 2017, are included as a component of tax refund receivable on the unaudited condensed consolidated balance sheet at June 30, 2017 and an income tax benefit during the three and six months ended June 30, 2017.

Stock Compensation

We adopted FASB’s ASU No. 2016-09, Compensation – Stock Compensation (“ASU 2016-09”) on January 1, 2017. The adoption of ASU 2016-09 did not have a material impact on our financial statements. We elected to adopt the cash flow presentation of the excess tax benefits prospectively, commencing with our cash flow statement for the three months ended March 31, 2017. We have elected to continue to estimate the number of stock-based awards expected to vest, rather than electing to account for forfeitures as they occur to determine the amount of compensation cost to be recognized in each period. There was no impact to our computation of dilutive EPS as all securities were considered anti-dilutive.

Recently issued accounting pronouncements

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), as amended, which amends the guidance for revenue recognition to replace numerous industry specific requirements. ASU 2014-09, as amended, implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. ASU 2014-09, as amended, also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. ASU 2014-09, as amended, is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before December 15, 2016. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently in the process of evaluating the effect the adoption of ASU 2014-09, as amended, may have on our financial statements. As the majority of our revenues relate to research grants and government contracts, we do not expect the adoption of ASU 2014-09, as amended, will have a material impact on our financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires a lessee to separate the lease components from the non-lease components in a contract and recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. It also aligns lease accounting for lessors with the revenue recognition guidance in ASU 2014-09. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied at the beginning of the earliest period presented using a modified retrospective approach. We do not expect the adoption of ASU 2016-02 will have a material impact on our financial statements.

5. Net Loss Per Share

Because we have reported a net loss attributable to common stockholders for all periods presented, basic and diluted net loss per share attributable to common stockholders are the same for all periods presented. For periods presented, all preferred stock, unvested restricted stock, common stock warrants, and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(3,110,382)	$(1,617,070)	$(7,689,164)	$(3,229,926)
Less: Accumulated dividends on preferred stock	(44,713)	(87,123)	(163,069)	(143,014)

Net loss attributed to common stockholders	$(3,155,095)	$(1,704,193)	$(7,852,233)	$(3,372,940)

Denominator:
Weighted-average common shares outstanding, basic and diluted	12,245,701	6,911,189	9,596,423	6,911,189

Net loss per share attributed to common stockholders, basic and diluted	$(0.26)	$(0.25)	$(0.82)	$(0.49)

Potential common shares issuable upon conversion, vesting or exercise of preferred stock, unvested restricted stock, common stock warrants, and stock options that are excluded from the computation of diluted weighted-average shares outstanding are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Preferred stock	—	449,464	—	449,464
Common stock warrants	4,658	477,613	4,658	477,613
Common stock options	1,469,659	1,308,896	1,469,659	1,308,896
Restricted stock	36,962	—	36,962	—

6. Goodwill and Intangible Assets

Changes in the carrying amounts of IPR&D assets and goodwill for the six months ended June 30, 2017 were:

	IPR&D	Goodwill
Balance, beginning of period	$14,477,019	$18,758,421
Preliminary valuation of assets acquired through the Mergers	22,389,000	15,623,057
Foreign currency translation adjustments	784,075	1,017,482

Balance, end of period	$37,650,094	$35,398,960

Our intangible assets consisted of the following:

	December 31, 2016
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed patents	6-10 years	$624,454	$(211,956)	$412,498
Acquired licenses	16-20 years	285,000	(219,800)	65,200

Total intangible assets subject to amortization		909,454	(431,756)	477,698
IPR&D assets	Indefinite	14,477,019	—	14,477,019

Total		$15,386,473	$(431,756)	$14,954,717

	June 30, 2017
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed patents	6-10 years	$655,080	$(229,339)	$425,741
Acquired licenses	16-20 years	285,000	(228,569)	56,431

Total intangible assets subject to amortization		940,080	(457,908)	482,172
IPR&D assets	Indefinite	37,650,094	—	37,650,094

Total		$38,590,174	$(457,908)	$38,132,266

Amortization expense of intangible assets subject to amortization totaled $13,597 and $37,035 for the three months ended June 30, 2017 and 2016, and $26,152 and $48,788 for the six months ended June 30, 2017 and 2016, respectively. Amortization expense was classified as research and development expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2017, future estimated amortization expense is as follows:

Years ending December 31,
The remainder of 2017	$41,612
2018	52,320
2019	47,521
2020	34,075
2021	13,515
2022 and thereafter	293,129

Total	$482,172

7. Notes Payable

As a condition for the Mergers as described in Note 3, Altimmune entered into the Note Agreement on January 18, 2017. The Notes bear interest at a rate of 6% per annum, compounded annually. On February 28, 2017, as part of the initial closing, $196,496 of the Notes were issued upon the conversion of outstanding principal of certain prior notes payable, and $881,044 of the Notes were issued upon the conversion of certain outstanding accrued expenses. The conversion of the prior notes payable into the Notes was accounted for as a modification with no resulting gains or losses being recognized. On March 9, 2017, the remainder of the initial closing of the Notes was issued for an aggregate of $3,150,630 in gross proceeds. In connection with the issuance of the Notes, we granted warrants for the purchase of up to 49,776 shares of our common stock to certain noteholders. The allocated fair value of the warrants on the issuance date of $566,793 was accounted for as a debt issuance discount to be accreted over the term of the Notes using the interest method.

All outstanding principal and accrued interest on the Notes were converted into our common stock upon the close of the Mergers. As of May 4, 2017, the close of the Mergers, outstanding principal and accrued interest, net of unamortized discount and deferred financing costs totaling $3,645,424 were converted into 316,735 shares of our common stock. Interest expense incurred on the Notes prior to conversion totaled $83,207 and $136,629 for the three and six months ended June 30, 2017, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2017	2016
Accrued professional services	$256,737	$689,135
Accrued board of director compensation	106,930	606,199
Accrued payroll and employee benefits	555,170	957,719
Accrued interest	536	169,790
Accrued research and development costs	3,378,623	549,902

Total	$4,297,996	$2,972,745

9. Warrants

Our common stock warrants issued to date have been classified as permanent equity and were initially recorded at their grant date fair value, but are not subsequently remeasured.

All warrants reflect the impact of the share exchange ratio discussed in Note 3. A summary of warrant activity during the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Warrants outstanding, beginning of period	666,546	343,114	616,770	208,614
Issuances	—	134,499	49,776	268,999
Exercises and conversions	(661,888)	—	(661,888)	—

Warrants outstanding, end of period	4,658	477,613	4,658	477,613

In connection with Mergers, 660,715 warrants were exercised. Common stock warrants issued in connection with the Notes (see Notes 1 and 7) were accounted for as permanent equity and were recorded at the issuance date using a relative fair value allocation method, and were not subsequently remeasured. The fair value used to determine the warrants’ initial carrying value was measured using Level 3 inputs and was estimated using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected volatility	64.24%	77.00%	61.00%	76.00%
Expected term (years)	4.75	4.58	0.10	4.82
Risk-free interest rate	1.72%	1.15%	0.74%	1.65%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

10. Stock-Based Compensation

Stock Options

The Company’s stock option awards generally vest over four years and typically have a contractual life of ten years. At June 30, 2017, there was $1,837,776 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.59 years. During the six months ended June 30, 2017, the Company issued 597 shares of common stock as a result of option exercises. There were no option exercises during the three months ended June 30, 2017.

Information related to stock options outstanding at June 30, 2017 is as follows:

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding	1,469,659	$6.94	3.18	$2,078,412

Exercisable	1,144,535	$6.21	2.55	$2,061,156

Expected to vest	325,124	$9.51	5.39	$17,256

Restricted Stock

At June 30, 2017, we had unvested restricted stock of 27,688 shares with total unrecognized compensation expense of $118,180, which we expect to recognize over a weighted average period of approximately 3.25 years. During the three and six months ended June 30, 2017, the Company released 41,888 and 46,858 shares of common stock from restriction, respectively, as a result of the vesting and accelerated vesting of restricted stock.

Stock-based compensation expense

Stock-based compensation expense is classified in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$81,213	$101,767	$156,288	$152,725
General and administrative	257,774	125,616	527,800	237,004

Total	$338,987	$227,383	$684,088	$389,729

11. Contingencies

The Company is a party in various other contractual disputes, litigation, and potential claims arising in the ordinary course of business. We do not believe that the resolution of these matters will have a material adverse effect on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes for the year ended December 31, 2016 included in the Registration Statement on Form S-4/A, which was filed with the Securities and Exchange Commission on March 31, 2017 (“Form S-4/A”).

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the section entitled “Risk Factors” in Part II, Item 1A that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

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

Overview

We are a clinical stage immunotherapeutics company focused on the development of products to stimulate robust and durable immune responses for the prevention and treatment of diseases. We have two proprietary platform technologies, RespirVec and Densigen, each of which has been shown, in preclinical studies and early clinical trials, to activate the immune system in distinctly different ways than traditional vaccine methods. Using these technologies, we have generated clinical product candidates which potentially represent an entirely new approach to harnessing the immune system. Our most advanced product candidate, NasoVAX, an intranasally administered recombinant influenza vaccine, uses an adenovector to achieve expression of the influenza antigen in the target cell, thereby potentially stimulating a broader and more rapid immune response than traditional influenza vaccines. Our planned Phase 2 program for NasoVAX is expected to start in third quarter 2017, with initial data anticipated approximately six months following the start of enrollment. Our second most advanced product candidate, HepTcell, is being tested as an immunotherapy for patients chronically infected with the hepatitis B virus (‘‘HBV’’), and has the potential to provide a functional cure, something that is not achievable with current treatments. HepTcell is currently in a Phase 1 trial in the United Kingdom and South Korea in patients with chronic HBV. Initial results from this trial are expected by the end of 2017. With the support of the U.S. Biomedical Advanced Research and Development Authority (‘‘BARDA’’), we are developing a third product candidate, NasoShield, an anthrax vaccine designed to provide rapid, stable protection after one intranasal administration. Subject to continued financial and other support from BARDA, we anticipate launching a Phase 1 trial for NasoShield in the first quarter of 2018. With the support of the National Institute of Allergy and Infectious Disease (“NIAID”), we are developing a fourth product candidate, SparVax-L, a recombinant protein based anthrax vaccine designed to require fewer doses and have a longer shelf-life than the only currently licensed anthrax vaccine.

Pursuant to the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated January 18, 2017, PharmAthene, Inc. (“PharmAthene”), its wholly owned acquisition subsidiaries Mustang Merger Sub Corp I Inc. (“Merger Sub Corp”) and Mustang Merger Sub II LLC (“Merger Sub LLC”) agreed to acquire 100% of Altimmune’s outstanding capital stock in a reverse triangular merger and reorganization pursuant to section 368(a) of the Internal Revenue Code (the “Mergers”). Upon the closing of the Mergers, (i) Merger Sub Corp merged with and into Altimmune, with Altimmune remaining as the surviving corporation; (ii) Altimmune then merged with and into Merger Sub LLC, with Merger Sub LLC (renamed as “Altimmune LLC”) remaining as the surviving entity; and (iii) PharmAthene was renamed as “Altimmune, Inc.”

As a condition for the Mergers, in January 2017, Altimmune entered into a Convertible Promissory Note Purchase Agreement (the “Note Agreement”) for the private placement of $8.6 million of 6% convertible notes (the “Notes”) to be issued in two separate closings. The initial closing dated March 9, 2017 resulted in $3,150,630 of gross proceeds. The initial closing also included $196,496 of certain existing outstanding notes payable and $881,044 of certain accrued expenses that were modified and became a component of the Notes on February 28, 2017. The second closing of $5.0 million is conditioned upon certain events, but no later than 135 days after the effective date of the Mergers. In connection with the Notes, Altimmune issued warrants to purchase 49,776 shares of Altimmune’s common stock to certain noteholders, with an exercise price of $0.01 per share.

In accordance with the terms of the Merger Agreement, PharmAthene issued 0.749106 (the “share exchange ratio”) of a share of PharmaAthene common stock for each share of Altimmune common stock outstanding as of the closing date. All historical share and per share information has been retroactively adjusted to reflect the impact of the share exchange ratio. In addition, Altimmune stock options and warrants were also replaced with options and warrants to purchase PharmAthene’s common stock at the same exchange ratio of 0.749106 share. Immediately prior to closing, 599,285 shares of our Series B convertible preferred stock (“preferred stock”) were converted into Altimmune common stock on a 1-for-1 basis. In addition, outstanding principal and accrued interest on the Notes were converted into 316,735 shares of Altimmune common stock. Further, 39,758 shares of Altimmune common stock were issued pursuant to the accelerated vesting of restricted stock, and 660,715 shares of Altimmune common stock were issued as a result of warrant exercises, both in accordance with their original terms. Upon the closing of the Mergers, all outstanding shares of Altimmune common stock were exchanged for 8,539,263 shares of PharmAthene common stock.

Following the closing, shareholders of Altimmune held 58.2% of the equity interest of the combined entity and assumed control of the combined entity. As a result, the transaction has been accounted for as a reverse merger, and the assets and liabilities of PharmAthene will be recorded at their estimated fair value. The unadjusted purchase price to be allocated to PharmAthene’s assets and liabilities was estimated to be $44,742,737 as of the closing date and consisted of the shares of the combined company retained by PharmAthene shareholders, and the estimated fair value of vested PharmAthene stock options and warrants which remained outstanding as of the closing date. Also at the closing, 7,569 shares of PharmAthene outstanding stock options with an estimated fair value of $15,173 remained subject to vesting and service requirements. These unvested options will be recorded as operating expense in future periods as the services are delivered and the options vest.

We have incurred accumulated losses since inception. Our ability to continue as a going concern is dependent upon our ability to raise additional debt and equity capital. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

As capital resources are consumed to fund our research and development activities, we may not have sufficient capital to fund our plan of operations. In order to address its capital needs, including our planned clinical trials, in addition to the Note Agreement and the private placement, we must continue to actively pursue additional equity or debt financing.

Adequate financing opportunities might not be available to us, when and if needed, on acceptable terms, or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, our operating results and prospects will be adversely affected. As of June 30, 2017, the combination of the net proceeds from the Notes, cash assumed from the Mergers, the anticipated receipt of tax refunds, committed financing, and revenue from our government sponsored contracts will be insufficient to fund our operations and research and development efforts for at least twelve months from the expected issuance date of our June 2017 financial statements.

Critical Accounting Policies and Significant Judgment and Estimates

Other than described below, there were no material changes in the first six months of 2017 to the information provided under the heading “Critical Accounting Policies and Significant Judgment and Estimates” or in the significant accounting policies in our consolidated financial statements for the year ended December 31, 2016 included in Form S-4/A.

Business combination

We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. Our management collects information and reevaluates these estimates and assumptions quarterly and records any adjustments to our preliminary estimates to goodwill during the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations and comprehensive loss.

Amounts paid for acquisitions are allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. We allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including purchased IPR&D assets. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.

Our IPR&D assets represent the estimated fair value as of the acquisition date of substantive in-process projects that have not reached technological feasibility. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval.

The valuation of IPR&D assets is determined using the discounted cash flow method. In determining the value of IPR&D assets, management considers, among other factors, the stage of completion of the projects, the technological feasibility of the projects, whether the projects have an alternative future use and the estimated residual cash flows that could be generated from the various projects and technologies over their respective projected economic lives. The discount rate used is determined at the time of acquisition and includes a rate of return which accounts for the time value of money, as well as risk factors that reflect the economic risk that the cash flows projected may not be realized.

Impairment of long-lived assets and goodwill

We evaluate our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment of long-lived assets is assessed by comparing the undiscounted cash flows expected to be generated by the asset to its carrying value. We test goodwill for impairment during the fourth quarter of each year, or more frequently if impairment indicators arise. During the six months ended June 30, 2017, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2017-04, Simplifying the Test for Goodwill Impairment, (“ASU 2017-04”) which provides for a one-step quantitative test. If the carrying value of a reporting unit exceeds its fair value, the amount of goodwill impairment is the excess of the reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. We consider multiple methods including both market and income approaches to determine fair value of our one reporting unit including fair value estimated based on our market capitalization (a level 1 input) as of or near the testing date, adjusted for an estimated control premium.

From the date of the Mergers through June 30, 2017, we experienced a decline in the trading price of our common stock. As of June 30, 2017, our one reporting unit had an estimated average market capitalization through June 30, 2017, defined as the number of common shares outstanding multiplied by the traded market price of our common stock on June 30, 2017, excluding an estimated control premium, of approximately $50.9 million as compared to the carrying value of the reporting unit of $76.0 million, which is an indicator of impairment. We performed an interim impairment test on our goodwill and a qualitative assessment of our long-lived assets as of June 30, 2017. Based on the result of the goodwill impairment test, the carrying value of the Company’s net equity at June 30, 2017 of $76.0 million fell within the high end of an estimated range of control-adjusted fair value. A hypothetical downward adjustment of 10% of the top end of the range of our control premium would have resulted in a potential impairment of our goodwill of $2.2 million. We have concluded that our goodwill and long-lived assets were not impaired at June 30, 2017 and no impairment adjustments were recorded in the six months ended June 30, 2017. We will continue to evaluate our goodwill for impairment based on factors including the overall movements of our market capitalization. Any sustained declines in our stock price from the June 30, 2017 level could result in a future impairment and the overall amount of impairment loss could be material.

Our IPR&D assets are currently non-amortizing. Until such time as the projects are either completed or abandoned, we test those assets for impairment annually by comparing the fair value of such assets to their carrying value. On an interim basis, we consider qualitative factors which could be indicative of impairment; these factors include the current project status, forecasted changes in the timing or amounts required to complete the project, forecasted changes in the future cash flows to be generated by the completed products, and changes to other market based assumptions, such as discount rates. Upon completion or abandonment, the value of the IPR&D asset will be amortized to expense or the anticipated useful life of the developed product, if completed, or charged to expense when abandoned if no alternative future use exists. As of June 30, 2017, the projects continue to progress as originally anticipated, and no significant changes to the timing or amount of cash flows or any other market assumptions appears to have occurred, and management concluded that the IPR&D assets are not impaired.

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

Pursuant to federal and state tax regulations with respect to carryback periods of net operating losses (“NOLs”), in 2017, as a result of the Mergers, we anticipate that we will be able to carryback 2017 NOLs to 2016, which we expect will allow us to recover previously paid federal and state income taxes. These anticipated refunds generated through June 30, 2017, are included as a component of tax refund receivable on the unaudited condensed consolidated balance sheet at June 30, 2017 and an income tax benefit during the three and six months ended June 30, 2017.

Recently issued accounting pronouncements

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), as amended, which amends the guidance for revenue recognition to replace numerous industry specific requirements. ASU 2014-09, as amended, implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. ASU 2014-09, as amended, also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. ASU 2014-09, as amended, is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before December 15, 2016. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently in the process of evaluating the effect the adoption of ASU 2014-09, as amended, may have on our financial statements. We do not expect the adoption of ASU 2014-09, as amended, will have a material impact on our financial statements.

In February 2016, FASB issued ASU No.2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires a lessee to separate the lease components from the non-lease components in a contract and recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. It also aligns lease accounting for lessors with the revenue recognition guidance in ASU 2014-09. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied at the beginning of the earliest period presented using a modified retrospective approach. We do not expect the adoption of ASU 2016-02 will have a material impact on our financial statements.

Results of Operations

Comparison of the three months ended June 30, 2017 and 2016

	Three Months Ended June 30,
	2017	2016	Increase (Decrease)
License revenue	$4,938	$158,465	$(153,527)	(97)%
Research grants and contracts	3,033,035	587,502	2,445,533	416

Total revenue and grants and contracts	3,037,973	745,967	2,292,006	307

Operating expenses
Research and development	5,254,729	1,381,513	3,873,216	280
General and administrative	1,794,509	966,641	827,868	86

Total operating expenses	7,049,238	2,348,154	4,701,084	200

Loss from operations	(4,011,265)	(1,602,187)	2,409,078	150

Other expenses:
Interest expense	(97,156)	(9,618)	87,538	910
Interest income	4,166	845	3,321	393
Other income (expenses)	164	(6,110)	6,274	103

Total other expenses, net	(92,826)	(14,883)	77,943	524

Net loss before income tax benefit	(4,104,091)	(1,617,070)	2,487,021	154
Income tax benefit	993,709	—	993,709	—

Net loss	$(3,110,382)	$(1,617,070)	$1,493,312	92%

Comparison of the six months ended June 30, 2017 and 2016

	Six Months Ended June 30,
	2017	2016	Increase (Decrease)
License revenue	$9,876	$163,403	$(153,527)	(94)%
Research grants and contracts	3,327,668	1,087,473	2,240,195	206

Total revenue and grants and contracts	3,337,544	1,250,876	2,086,668	167

Operating expenses
Research and development	8,040,851	2,444,131	5,596,720	229
General and administrative	3,825,026	2,011,797	1,813,229	90

Total operating expenses	11,865,877	4,455,928	7,409,949	166

Loss from operations	(8,528,333)	(3,205,052)	5,323,281	166

Other expenses:
Interest expense	(157,759)	(19,248)	138,511	720
Interest income	4,166	845	3,321	393
Other expenses	(947)	(6,471)	(5,524)	(85)

Total other expenses, net	(154,540)	(24,874)	129,666	521

Net loss before income tax benefit	(8,682,873)	(3,229,926)	5,452,947	169
Income tax benefit	993,709	—	993,709	—

Net loss	$(7,689,164)	$(3,229,926)	$4,459,238	138%

Revenue and grants and contracts

Revenue and grants and contracts for the three and six months ended June 31, 2016 consisted primarily of research grants from BARDA in the United States for our anthrax vaccine product candidate. During July 2016, we signed a new contract with BARDA resulting in an increase in research grants and contracts by $1.9 million and $1.8 million during the three and six months ended June 30, 2017 as compared to the same period in 2016. Research grants and contracts for the three months ended June 30, 2017 also included $0.4 million revenue from a contract with NIAID that was acquired in the Mergers with PharmAthene.

Research and development expenses

Research and development operating expenses increased by $3.9 million, or 280%, and $5.6 million, or 229%, for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The increase in research and development expenses was the combination of (i) the addition of $509,000 research and development costs for the SparVax-L asset acquired in the Mergers with PharmAthene; (ii) an increase of $1.5 million and $1.4 million in spending on the development of the NasoShield product on behalf of BARDA for the three and six months ended June 30, 2017, respectively; (iii) an increase of $964,000 and $1.7 million in HepTCell development and Phase 1 trial costs incurred during the three and six months ended June 30, 2017, respectively; and (iv) an increase of $1.0 million and $2.0 million in manufacturing and other costs in preparation for NasoVAX Phase 2 trial during the three and six months ended June 30, 2017, respectively.

General and administrative expenses

General and administrative expenses increased by $828.000, or 86%, and $1.8 million, or 90%, for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The increase was the combined result of (i) the addition of $208,000 general and administrative expenses from the Mergers with PharmAthene during the three months ended June 30, 2017, and (ii) an increase in legal and professional costs, primarily as a result of the Mergers, by $716,000 and $1.6 million during the three and six months ended June 30, 2017, respectively, offset by (iii) a decrease of $96,000 and $117,000 in other costs during the three and six months ended June 30, 2017, respectively.

Other expenses, net

The increase in other expenses, net, by $77,900 and $130,000 during the three and six months ended June 30, 2017, respectively, was primarily the result of an increase in interest expense from the issuance of the Notes during the periods presented.

Income tax benefit

We recorded an income tax benefit of $994,000 during the three and six months ended June 31, 2017 which reflected an estimated tax refunds we expect to receive from carrying back our estimated 2017 NOLs to offset the 2016 federal and state income taxes paid by PharmAthene.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the three and six months ended June 30, 2017 were $3.0 million net proceeds received from the issuance of the Notes, and $13.7 million cash assumed from the Mergers. Our primary source of cash during the comparable period in 2016 was $3.7 million net proceeds received from the issuance of our Series B convertible preferred stock (“preferred stock”). Our cash and cash equivalents were $8.4 million at June 30, 2017. We believe, based on the operating cash requirements and capital expenditures expected for 2017, our cash on hand at June 30, 2017, committed financing; expected tax refunds, and revenue from our government sponsored contracts, are adequate to fund operations through June 2018. The Company’s ability to continue as a going concern is dependent upon our ability to raise additional debt and equity capital. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us. These factors raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

We have not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales. Our sources of revenue consist of revenues under our contract with BARDA and NIAID for the development of NasalShield and SparVax-L, respectively, and to a lesser degree from other licensing arrangements. We have incurred significant losses since we commenced operations. As of June 30, 2017, we had accumulated losses of $38.9 million since our inception. In addition, we have not generated positive cash flows from operations. We have had to rely on a variety of financing sources, including the issuance of debt and equity securities. As capital resources are consumed to fund our research and development activities, we may not have sufficient capital to fund our plan of operations. In order to address our capital needs, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing.

In July 2016, we signed a five-year contract with BARDA which was amended in March 2017. The contract has a total value of up to $127.5 million and is used to fund clinical development of NasoShield. Under the contract, BARDA pays us a fixed fee and reimburses certain costs for the research and development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine through GMP manufacture and conduct of a Phase 2 clinical trial dose ranging assessment of safety and immunogenicity. The contract consists of an initial base performance period providing approximately $21.6 million in funding for the period July 2016 through July 2018. BARDA has seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical studies. Each option, if exercised by BARDA, would provide additional funding ranging from approximately $1.1 million to $34.4 million for the period July 2018 through July 2021. Through June 30, 2017, we have received an aggregate of approximately $695,000 under the current BARDA contract.

As part of the Mergers, we assumed a PharmAthene contract with NIAID. The NIAID contract is incrementally funded. Over the base period of the contract, PharmAthene was awarded initial funding of approximately $5.2 million, which includes a cost reimbursement component and a fixed fee component payable upon achievement of certain milestones. NIAID exercised four options under this agreement to provide additional funding of approximately $8.8 million and an extension of the period of performance through December 31, 2017. The contract had a maximum total value of up to approximately $28.1 million if all technical milestones were met and all eight contract options were exercised by NIAID. In April 2017, PharmAthene was notified by NIAID that it will exercise only one of the additional remaining options under the contract to provide funding for a rabbit challenge study. Work under all exercised options will bring total committed and final funding under the NIAID contract to $15.1 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$(11,149,228)	$(2,966,800)
Investing activities	$13,770,011	$(59,898)
Financing activities	$2,853,499	$3,614,716

Operating Activities

Net cash used in operating activities was $11.1 million for the six months ended June 30, 2017 compared to $3.0 million during the three months ended March 31, 2016.

Net cash used in operating activities of $11.1 million during the six months ended June 30, 2017 included our net loss of $7.7 million, adjusted for $684,000 stock-based compensation expense; $98,000 accretion of debt discount and deferred financing costs; $2.1 million increase in accounts receivable; $1.6 million decrease in accounts payable; $588,000 increase in prepaid expenses and other current assets; $717,000 increase in accrued expenses and other current liabilities; $725,000 increase in tax refund receivable; and $46,000 from net changes in other balances.

Net cash used in operating activities during the six months ended June 30, 2016 included our net loss of $3.2 million, adjusted for stock-based compensation expense of $390,000; a $206,000 decrease in accounts receivable; a $440,000 decrease in accrued expenses and other current liabilities; and $419,000 from net changes in other balances.

Investing Activities

During the six months ended June 30, 2017, net cash provided by investing activities of $13.7 million was primarily the result of cash assumed from the Mergers with PharmAthene that closed in May 2017.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2017 was primarily the result of $3.0 million net proceeds received from the private placement of convertible note financing that closed in May 2017, offset by repayment of notes payable for $212,000.

Net cash provided by financing activities during the six months ended June 30, 2016 was primarily the result of $3.3 million proceeds received from the issuance of Series B preferred stock, net of issuance costs, in April 2016, and $260,000 received in advance of the August 2016 Series B preferred stock financing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2017, we had cash and cash equivalents of $8.4 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Because most of our cash is held in bank deposit accounts without restriction, an immediate 100 basis point change in interest rates would not have a material effect on our financial position or the results of our operations. We are subject to interest rate risk from our outstanding notes and borrowings under our credit facility. Borrowings under our credit facility bear interest at an annual rate equal to the bank’s prime rate (4.75% at June 30, 2017) plus 2%.

In addition, we are subject to currency risk for cash held in British pounds and Euros in our UK and French subsidiaries. Fluctuations in the exchange rates for the British pound since January 2016 have been about 23% comparing the high and low during the period. Transactions of our UK subsidiary predominantly settled in British pounds and transactions of our French subsidiary settled predominantly in Euros; therefore, we believe that we have minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the three and six months ended June 30, 2017, and has concluded that there was no change that occurred during the three and six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as follows:

On May 4, 2017, we completed the Mergers with PharmAthene described in Items 1 and 2 above.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We encourage you to carefully consider the risk factors identified in the “Risk Factors” section of our Form S-4/A filed with the Security and Exchange Commission on March 31, 2017, and our Form 10-K for the year ended December 31, 2016. These risk factors could materially affect our business, financial condition, and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. Except for the information presented below, which updates, and should be read in conjunction with, the risk factors and information disclosed in our Form S-4/A and Form 10-K, there have been no material changes during the six months ended June 30, 2017 to the risk factors disclosed in our Form S/A filed with the Security and Exchange Commission on March 31, 2017, and our Annual Report on Form 10-K for the year ended December 31, 2016.

Future conditions might require us to make substantial write-downs in our assets, which would adversely affect our balance sheet and results of operations.

We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also test our goodwill and indefinite-lived intangible assets for impairment at least annually in the fourth quarter, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. As of June 30, 2017, as a result of our declining share price, we tested our goodwill and indefinite-lived intangible assets for impairment. Based on the result of the test, we have determined that no asset write-downs were required as of June 30, 2017. However, if our stock price continues to remain low or decline, we may determine that certain of our assets, including goodwill, were impaired and we may be required to write-down the carrying value for such assets. Any such significant write-downs could adversely affect our balance sheet and results of operations.

Our acquisitions may expose us to unknown liabilities.

Because we have acquired all the outstanding shares of most of our acquired companies, our investment in those companies are or will be subject to all of their liabilities other than their respective debts which we paid or will pay at the time of the acquisitions. If there are unknown liabilities or other obligations, our business could be materially affected. We may also experience issues relating to internal control over financial reporting, issues that could affect our ability to comply with the Sarbanes-Oxley Act, or issues that could affect our ability to comply with other applicable laws.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item  3. Default upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

None.

Item 6. Exhibits

No.	Description

3.1*	Certificate of Amendment (Reverse Stock Split) to the Restated Certificate of Incorporation of the Company, dated May 4, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 8, 2017)

3.2*	Certificate of Amendment (Name Change) to the Restated Certificate of Incorporation of the Company, dated May 4, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on May 8, 2017)

3.3*	Amended and Restated Bylaws of Altimmune, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed on May 8, 2017)

10.1*†	Altimmune, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2017)

10.2*†	Form of Incentive Stock Option Agreement under the Altimmune, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 8, 2017)

10.3*†	Form of Non-Qualified Stock Option Agreement under the Altimmune, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 8, 2017)

10.4*†	Altimmune, Inc. 2001 Employee Stock Option Plan (incorporated by reference to Exhibit 99.1 filed with the Company’s Form S-8 filed on May 10, 2017)

10.5*†	Altimmune, Inc. 2001 Non-Employee Stock Option Plan (incorporated by reference to Exhibit 99.2 filed with the Company’s Form S-8 filed on May 10, 2017)

10.6§	Contract Award issued by Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated July 27, 2016.

10.7§	Amendment No. 1 to Contract Award issued by Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated March 27, 2017.

10.8§	Amended and Restated Exclusive License Agreement, dated as of June 2, 2014, between the UAB Research Foundation and Vaxin Inc.

10.9	First Amendment to Amended and Restated Exclusive License Agreement, effective as of October 16, 2015, between UAB Research Foundation and Altimmune, Inc. (f/k/a Vaxin Inc.)

10.10§	Second Restated License Agreement, effective as of October 4, 2005, between Crucell Holland B.V. and Vaxin Inc.

10.11§	Amendment No. 1 to Second Restated License Agreement, effective as of September 25, 2015, between Crucell Holland B.V. and Altimmune, Inc.

10.12	Form of Director and Officer Indemnification Agreement

10.13†	Amended and Restated Employment Agreement, dated December 7, 2015, between William J. Enright and Altimmune, Inc.

10.14†	Amendment No. 1 to Amended and Restated Employment Agreement, dated January 18, 2017, between William J. Enright and Altimmune, Inc.

10.15†	Employment Agreement, dated December 7, 2015, between Elizabeth Czerepak and Altimmune, Inc.

10.16†	Amendment No. 1 to Employment Agreement, dated January 18, 2017, between Elizabeth Czerepak and Altimmune, Inc.

10.17†	Employment Agreement, dated December 7, 2015, between M. Scot Roberts and Altimmune, Inc.

10.18†	Employment Agreement, dated April 4, 2016, between Sybil Tasker and Altimmune, Inc.

10.19	Convertible Promissory Note Purchase Agreement, dated January 18, 2017, by and between Altimmune, Inc. and the purchasers listed therein

31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(101)	The following unaudited condensed consolidated financial statements from the Altimmune, Inc. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, formatted in Extensive Business Reporting Language (“XBRL”): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Stockholder’s Equity for the six months ended June 30, 2017, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference.
†	Indicates a management contract or compensatory plan.
§	Indicates confidential treatment requested.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTIMMUNE, INC.

Dated: August 11, 2017	By:	/s/ William Enright
Name: William Enright
Title: President and Chief Executive Officer (principal executive officer)

Dated: August 11, 2017	By:	/s/ Elizabeth A. Czerepak
Name: Elizabeth A. Czerepak
Title: Chief Financial Officer and Executive Vice President of Corporate Development (principal financial and accounting officer)