Form 10-Q/A
period 2017-06-30
Altimmune, Inc.
filed 2017-10-18
CIK 1326190

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of August 8, 2017 was 15,422,913

EXPLANATORY NOTE

Altimmune, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2017 (the “10-Q”). This Amendment is being filed solely to re-file a revised redacted version of Exhibit 10.7 to the 10-Q to reflect changes to the Company’s confidential treatment request with respect to certain portions of Exhibit 10.7, and in connection therewith, to amend and restate Part II, Item 6 of the 10-Q. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications pursuant to SEC Rule 13a-14(a)/15d-14(a) by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the financial statements or other disclosures presented in the 10-Q. This Amendment does not reflect events occurring after the filing of the 10-Q or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 10-Q and the Company’s other filings with the SEC.

Item 6. Exhibits

Exhibit Index

No.	Description

3.1*	Certificate of Amendment (Reverse Stock Split) to the Restated Certificate of Incorporation of the Company, dated May 4, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 8, 2017)

3.2*	Certificate of Amendment (Name Change) to the Restated Certificate of Incorporation of the Company, dated May 4, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on May 8, 2017)

3.3*	Amended and Restated Bylaws of Altimmune, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed on May 8, 2017)

10.1*†	Altimmune, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2017)

10.2*†	Form of Incentive Stock Option Agreement under the Altimmune, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 8, 2017)

10.3*†	Form of Non-Qualified Stock Option Agreement under the Altimmune, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 8, 2017)

10.4*†	Altimmune, Inc. 2001 Employee Stock Option Plan (incorporated by reference to Exhibit 99.1 filed with the Company’s Form S-8 filed on May 10, 2017)

10.5*†	Altimmune, Inc. 2001 Non-Employee Stock Option Plan (incorporated by reference to Exhibit 99.2 filed with the Company’s Form S-8 filed on May 10, 2017)

10.6*§	Contract Award issued by Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated July 27, 2016 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2017)

10.7§	Amendment No. 1 to Contract Award issued by Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated March 27, 2017

10.8*§	Amended and Restated Exclusive License Agreement, dated as of June 2, 2014, between the UAB Research Foundation and Vaxin Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2017)

10.9*	First Amendment to Amended and Restated Exclusive License Agreement, effective as of October 16, 2015, between UAB Research Foundation and Altimmune, Inc. (f/k/a Vaxin Inc.) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2017)

10.10*§	Second Restated License Agreement, effective as of October 4, 2005, between Crucell Holland B.V. and Vaxin Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2017)

10.11*§	Amendment No. 1 to Second Restated License Agreement, effective as of September 25, 2015, between Crucell Holland B.V. and Altimmune, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2017)

10.12*	Form of Director and Officer Indemnification Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2017)

10.13*†	Amended and Restated Employment Agreement, dated December 7, 2015, between William J. Enright and Altimmune, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2017)

10.14*†	Amendment No. 1 to Amended and Restated Employment Agreement, dated January 18, 2017, between William J. Enright and Altimmune, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2017)

10.15*†	Employment Agreement, dated December 7, 2015, between Elizabeth Czerepak and Altimmune, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2017)

10.16*†	Amendment No. 1 to Employment Agreement, dated January 18, 2017, between Elizabeth Czerepak and Altimmune, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2017)

10.17*†	Employment Agreement, dated December 7, 2015, between M. Scot Roberts and Altimmune, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2017)

10.18*†	Employment Agreement, dated April 4, 2016, between Sybil Tasker and Altimmune, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2017)

10.19*	Convertible Promissory Note Purchase Agreement, dated January 18, 2017, by and between Altimmune, Inc. and the purchasers listed therein (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2017)

31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2017)

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2017)

(101)*	The following unaudited condensed consolidated financial statements from the Altimmune, Inc. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, formatted in Extensive Business Reporting Language (“XBRL”): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Stockholder’s Equity for the six months ended June 30, 2017, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) Notes to Unaudited Condensed Consolidated Financial Statements. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2017)

101.INS*	Instance Document (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2017)

101.SCH*	XBRL Taxonomy Extension Schema Document (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2017)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2017)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2017)

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2017)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2017)

*	Incorporated by reference.
†	Indicates a management contract or compensatory plan.
§	Indicates confidential treatment requested.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTIMMUNE, INC.

Dated: October 18, 2017	By:	/s/ William Enright
Name: William Enright
Title: President and Chief Executive Officer (principal executive officer)

Dated: October 18, 2017	By:	/s/ Elizabeth A. Czerepak
Name: Elizabeth A. Czerepak
Title: Chief Financial Officer and Executive Vice President of Corporate Development (principal financial and accounting officer)