Form 10-Q
period 2017-09-30
Altimmune, Inc.
filed 2017-11-09
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of November 9, 2017 was 15,652,640

ALTIMMUNE, INC.

i

Part I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

ALTIMMUNE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$17,116,845	$2,876,113
Restricted cash	34,174	—
Accounts receivable	2,902,503	383,046
Prepaid expenses and other current assets	1,007,032	420,424
Tax refund receivable	5,061,920	807,507

Total current assets	26,122,474	4,487,090
Property and equipment, net	280,093	177,859
Intangible assets, net	38,586,399	14,954,717
Other assets	22,248	22,248
Goodwill	9,334,904	18,758,421

Total assets	$74,346,118	$38,400,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$49,702	$458,629
Accounts payable	495,064	2,005,208
Accrued expenses and other current liabilities	3,597,313	2,972,745
Current portion of deferred revenue	19,753	19,753
Current portion of deferred rent	18,626	14,388

Total current liabilities	4,180,458	5,470,723
Unvested restricted stock liability	343	1,001
Long-term debt	590,185	525,950
Deferred revenue, long-term portion	164,609	179,424
Deferred rent, long-term portion	1,591	15,914
Deferred tax liability	8,312,426	—
Other long-term liabilities	4,027,962	—

Total liabilities	17,277,574	6,193,012

Contingencies (Note 12)
Series B redeemable convertible preferred stock; $0.0001 par value; 16,000 shares designated; 15,656 and zero shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively; aggregate liquidation and redemption value of $8,238,300 at September 30, 2017	8,238,300	—

Stockholders’ equity:
Series B convertible preferred stock; $0.01 par value; zero and 599,285 shares authorized, issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	5,993
Common stock, $0.0001 par value; 100,000,000 shares authorized; 15,652,640 and 6,991,749 shares issued; 15,627,081 and 6,917,204 shares outstanding at September 30, 2017 and December 31, 2016, respectively	1,563	692
Additional paid-in capital	122,392,504	71,034,899
Accumulated deficit	(68,853,850)	(31,259,449)
Accumulated other comprehensive loss – foreign currency translation adjustments	(4,709,973)	(7,574,812)

Total stockholders’ equity	48,830,244	32,207,323

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$74,346,118	$38,400,335

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALTIMMUNE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
License revenue	$26,689	$4,938	$36,565	$168,341
Research grants and contracts	4,565,251	896,101	7,892,919	1,983,574

Total revenue and grants and contracts	4,591,940	901,039	7,929,484	2,151,915

Operating expenses
Research and development	5,905,552	2,400,914	13,946,403	4,845,045
General and administrative	3,038,756	3,289,647	6,863,782	5,301,444
Goodwill impairment charges	26,600,000	—	26,600,000	—

Total operating expenses	35,544,308	5,690,561	47,410,185	10,146,489

Loss from operations	(30,952,368)	(4,789,522)	(39,480,701)	(7,994,574)

Other income (expense):
Change in fair value of warrant liabilities	(508,316)	—	(508,316)	—
Change in fair value of embedded derivative	(1,157)	—	(1,157)	—
Interest expense	(2,344)	(9,408)	(160,103)	(28,858)
Interest income	15,372	—	19,538	1,047
Other income (expense)	10,786	3,871	9,839	(2,600)

Total other income (expense), net	(485,659)	(5,537)	(640,199)	(30,411)

Net loss before income tax benefit	(31,438,027)	(4,795,059)	(40,120,900)	(8,024,985)
Income tax benefit	1,532,790	—	2,526,499	—

Net loss	(29,905,237)	(4,795,059)	(37,594,401)	(8,024,985)
Other comprehensive loss – foreign currency translation adjustments	(1,028,033)	(1,316,787)	(2,864,839)	(5,121,081)

Total comprehensive loss	$(30,933,270)	$(6,111,846)	$(40,459,240)	$(13,146,066)

Net loss	$(29,905,237)	$(4,795,059)	$(37,594,401)	$(8,024,985)
Preferred stock accretion and dividends	(1,962,072)	(104,548)	(2,125,141)	(247,562)

Net loss attributed to common stockholders	$(31,867,309)	$(4,899,607)	$(39,719,542)	$(8,272,547)

Weighted-average common shares outstanding, basic and diluted	15,527,867	6,911,715	11,595,698	6,911,366

Net loss per share attributed to common stockholders, basic and diluted	$(2.05)	$(0.71)	$(3.43)	$(1.20)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALTIMMUNE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	Series B Redeemable Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2017	—	$—	599,285	$5,993	6,917,204	$692	$71,034,899	$(31,259,449)	$(7,574,812)	$32,207,323
Stock based compensation							905,230			905,230
Vesting and accelerated vesting of restricted stock					48,988	5	231,895			231,900
Exercises of stock options					200,657	20	16,435			16,455
Warrant issuance, net of issuance costs							548,956			548,956
Conversion of Series B convertible preferred stock into common stock			(599,285)	(5,993)	599,285	60	5,933			—
Conversion of convertible notes and accrued interest into common stock					316,734	32	3,645,392			3,645,424
Warrant exercises					660,715	66	(66)			—
Issuance of common stock for the acquisition of subsidiaries					6,883,498	688	44,742,049			44,742,737
Issuance of Series B redeemable convertible preferred stock and warrants, net of issuance costs and discounts	15,656	6,276,228					3,223,853			3,223,853
Accretion of Series B redeemable convertible preferred stock		1,962,072					(1,962,072)			(1,962,072)
Foreign currency translation adjustments									2,864,839	2,864,839
Net loss								(37,594,401)		(37,594,401)

Balance, September 30, 2017	15,656	$8,238,300	—	$—	15,627,081	$1,563	$122,392,504	$(68,853,850)	$(4,709,973)	$48,830,244

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALTIMMUNE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,594,401)	$(8,024,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment charges	26,600,000	—
Stock-based compensation	1,137,125	584,784
Depreciation	61,191	47,276
Amortization	40,409	60,552
Debt discount and deferred financing cost accretion	98,060	1,950,159
Loss on disposal of property and equipment	3,745	—
Change in fair value of warrant liabilities	508,316	—
Change in fair value of embedded derivatives	1,157	—
Changes in operating assets and liabilities:
Accounts receivable	(1,393,988)	(103,308)
Prepaid expenses and other current assets	(150,524)	67,465
Accounts payable	(2,273,397)	925,664
Accrued expenses and other current liabilities	(34,680)	80,668
Deferred revenue	(14,815)	(70,705)
Deferred rent	(10,085)	(5,971)
Tax refund receivable	(2,142,987)	(371,715)
Deferred tax liability	(243,056)	—

Net cash used in operating activities	(15,407,930)	(4,860,116)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(89,849)	(113,040)
Proceeds from sale of property and equipment	7,531	—
Additions to intangible assets	(47,634)	(66,307)
Refund of cash held in escrow	200,000	—
Cash assumed from acquiring subsidiaries	13,684,535	—

Net cash provided by (used in) investing activities	13,754,583	(179,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	(212,431)	(99)
Proceeds from issuance of convertible notes, net of issuance costs	3,018,780	531
Proceeds from issuance of preferred stock and warrants, net of issuance costs	13,018,570	5,673,680
Proceeds from exercise of stock options	16,455	300

Net cash provided by financing activities	15,841,374	5,674,412

EFFECT OF EXCHANGE RATES ON CASH	86,879	(170,048)

Net increase in cash and cash equivalents and restricted cash	14,274,906	464,901
Cash and cash equivalents and restricted cash, beginning of period	2,876,113	4,638,711

Cash and cash equivalents and restricted cash, end of period	$17,151,019	$5,103,612

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,882	$2,424

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Accrued expenses and notes payable modified and replaced with convertible notes	$1,077,540	$—

Conversion of convertible notes into common stock	$3,645,424	$—

Common stock warrants issued in connection with convertible notes, net of issuance costs	$548,956	$—

Preferred stock subscription reclassified as additional paid-in capital upon preferred stock issuance	$—	$325,280

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

Pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated January 18, 2017, PharmAthene, Inc. (“PharmAthene”), its wholly owned acquisition subsidiaries Mustang Merger Sub Corp I Inc. (“Merger Sub Corp”) and Mustang Merger Sub II LLC (“Merger Sub LLC”) agreed to acquire 100% of the outstanding capital stock of Altimmune in a reverse triangular merger and reorganization pursuant to section 368(a) of the Internal Revenue Code (the “Mergers”) (Note 3).

As a condition for the Mergers, in January 2017, prior to the Mergers, Altimmune entered into a Convertible Promissory Note Purchase Agreement (the “Note Agreement”) for the private placement of $8.6 million of 6% convertible notes (the “Notes”) (See Note 7) to be issued in two separate closings. The initial closing dated March 9, 2017 resulted in $3,150,630 of gross proceeds. The initial closing also included $196,496 of certain existing outstanding notes payable and $881,044 of certain accrued expenses that were modified and became a component of the Notes on March 9, 2017. In connection with the Notes, Altimmune issued warrants to purchase 49,776 shares of Altimmune’s common stock to certain noteholders, with an exercise price of $0.01 per share. These warrants are classified as permanent equity (see Note 10). The second closing was included in the sale of Series B redeemable convertible preferred stock (“redeemable preferred stock”) that closed on August 16, 2017 (see Note 9).

On May 4, 2017, Altimmune and PharmAthene closed the Mergers in accordance with the terms of the Merger Agreement. Upon the closing of the Mergers, (i) Merger Sub Corp merged with and into Altimmune, with Altimmune remaining as the surviving corporation; (ii) Altimmune then merged with and into Merger Sub LLC, with Merger Sub LLC (renamed as “Altimmune LLC”) remaining as the surviving entity; and (iii) PharmAthene was renamed as “Altimmune, Inc.” Upon closing of the Mergers, all equity instruments of Altimmune were exchanged for corresponding equity instruments of PharmAthene (see Note 3). Altimmune and PharmAthene and its subsidiaries are hereinafter collectively referred to as the “Company” or “we”.

The accompanying unaudited condensed consolidated financial statements are prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements and should be read in conjunction with Altimmune’s audited consolidated financial statements for the year ended December 31, 2016 included in the Registration Statement on Form S-4/A which was filed with the SEC on March 31, 2017. In the opinion of management, we have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as our audited consolidated financial statements, and these condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2017 or any future years or periods.

The unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should we be unable to continue as a going concern.

2. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring losses in past years and incurred a net loss of $37,594,401 and used $15,407,930 in cash to fund operations during the nine months ended September 30, 2017, and had an accumulated deficit of $68,853,850 as of September 30, 2017. We expect to incur additional losses in the future in connection with our research and development activities. Since inception, we have financed our activities principally from the issuance of equity and debt securities and the receipt of proceeds from research grants and government contracts.

Our ability to continue as a going concern is dependent upon our ability to raise additional debt and equity capital. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.

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

As more fully described in Note 3, in January 2017, in connection with the Mergers, Altimmune entered into the Note Agreement for the private placement of the Notes. In addition, as more fully described in Note 9, in August 2017, we issued shares of redeemable preferred stock and the related common stock warrants for an aggregate net proceeds of $13.0 million. We expect that the combination of the net proceeds from the Notes, cash assumed from the Mergers, the anticipated receipt of tax refunds (Note 3), redeemable preferred financing, and revenue from our government sponsored contracts will be insufficient to fund our operations and research and development efforts for at least twelve months from the expected issuance date of our September 2017 financial statements.

3. Business Combination

On May 4, 2017, we closed the Mergers with PharmAthene. In accordance with the terms of the Merger Agreement, PharmAthene issued 0.749106 (the “share exchange ratio”) of a share of PharmaAthene common stock for each share of Altimmune’s $0.0001 par value common stock (“common stock”) outstanding as of the closing date. All historical share and per share information including common and preferred stock, common stock warrants, and stock options, has been retroactively adjusted to reflect the impact of the share exchange ratio. In addition, Altimmune’s stock options and warrants were also replaced with options and warrants to purchase PharmAthene’s common stock at the same share exchange ratio of 0.749106 share. Immediately prior to closing, 599,285 shares of Series B convertible preferred stock (“convertible preferred stock”) converted into Altimmune common stock on a 1-for-1 basis. Due to the convertible preferred stock having unique terms and conditions, the convertible preferred stock outstanding in periods prior to the Mergers continues to be presented separately on our balance sheet for periods prior to conversion. In addition, outstanding principal and accrued interest on the Notes converted into 316,734 shares of Altimmune common stock. Further, 39,758 shares of Altimmune common stock were issued pursuant to the accelerated vesting of restricted stock, and 660,715 shares of Altimmune common stock were issued as a result of warrant exercises, both in accordance with their original terms. Upon the closing of the Mergers, Altimmune common stock totaling 6,883,498 shares were exchanged for 6,883,498 shares of PharmAthene common stock.

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

Headquartered in Annapolis, Maryland, PharmAthene was incorporated in Delaware in April 2005. PharmAthene was a biodefense company engaged in Phase II clinical trials in developing a next generation anthrax vaccine. The next generation vaccine is intended to have more rapid time to protection, fewer doses for protection and less stringent requirements for temperature controlled storage and handling than the currently used vaccine. The Mergers enable the combined company to become a fully integrated, commercially-focused immunotherapeutics company with the ability to create more value than either company could achieve individually. As a publicly listed entity, the Mergers also provide us with additional capital financing alternatives to support the combined entity’s planned research and development activities.

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

Since the acquisition date, we have recorded adjustments to the allocation of the purchase consideration that included a $44,700 adjustment to increase our tax refund receivable and a $4,535 adjustment to reduce our deferred tax liabilities, with a total adjustment of $49,235 resulting in an increase in goodwill. The adjustments were the result of a change in the tax rate being applied from 34% to 35%. These purchase price adjustments were reflected in the accompanying condensed consolidated balance sheet as of September 30, 2017. The adjusted allocation of the purchase consideration to the assets acquired and liabilities assumed of PharmAthene in these financial statements is still preliminary and subject to change as management gathers information regarding these items. The adjusted allocation of the purchase consideration was as follows:

Cash and cash equivalents	$13,684,535
Accounts receivable	1,124,462
Prepaid expenses and other current assets	597,172
Tax refund receivable	2,047,234
Property and equipment	75,779
IPR&D	22,389,000
Goodwill	15,573,822

Total assets acquired	55,492,004

Accounts payable and accrued expenses	(2,193,785)
Deferred tax liability	(8,555,482)

Total liabilities assumed	(10,749,267)

Net assets acquired	$44,742,737

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

The operating activities of PharmAthene have been included in the accompanying condensed consolidated financial statements from the date of the Mergers. For the period from May 4, 2017 to September 30, 2017, revenues and net loss of PharmAthene included in the accompanying condensed consolidated financial statements aggregated $1,052,007 and $343,509, respectively.

The following unaudited pro forma information for the nine months ended September 30, 2017 and 2016 gives effect to the acquisition of PharmAthene as if the Mergers had occurred at the beginning of the respective full annual reporting period:

	Nine Months Ended September 30,
	2017	2016
Pro forma revenue and grants and contracts	$9,035,435	$6,262,748
Pro forma net (loss) income attributable to common stockholders	$(39,277,568)	$111,784,503
Pro forma weighted average common shares outstanding, basic	15,218,542	14,268,717
Pro forma net (loss) income per share, basic	$(2.58)	$7.83
Pro forma weighted average common shares outstanding, diluted	15,218,542	15,107,312
Pro forma net (loss) income per share, diluted	$(2.58)	$7.40

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

Impairment of long-lived assets and goodwill

We evaluate our long-lived tangible and intangible assets, including IPR&D assets and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment of long-lived assets other than goodwill and indefinite lived intangibles is assessed by comparing the undiscounted cash flows expected to be generated by the asset to its carrying value. Goodwill is tested for impairment by comparing the estimated fair value of our single reporting unit to its carrying value.

From the date of the Mergers through September 30, 2017, we experienced a decline in the trading price of our common stock. As of September 30, 2017, our one reporting unit had an estimated average market capitalization through September 30, 2017, before adjusting for an estimated control premium, of approximately $36,200,000 as compared to the unadjusted carrying value of the reporting unit of $75,430,244, which is an impairment indicator. As a result, we conducted an interim impairment review and test.

Our IPR&D assets are currently non-amortizing. Until such time as the projects are either completed or abandoned, we test those assets for impairment annually by comparing the fair value of such assets to their carrying value. On an interim basis, we consider qualitative factors which could be indicative of impairment; these factors include the current project status, forecasted changes in the timing or amounts required to complete the project, forecasted changes in the future cash flows to be generated by the completed products, and changes to other market based assumptions, such as discount rates. Upon completion or abandonment, the value of the IPR&D assets will be amortized to expense or the anticipated useful life of the developed products, if completed, or charged to expense when abandoned if no alternative future use exists. As of September 30, 2017, the projects continue to progress as originally anticipated, and no significant changes to the estimated timing or amount of cash flows or any other market assumptions have occurred. We performed an interim qualitative assessment of our long-lived assets, including IPR&D, as of September 30, 2017, and have determined that our long-lived assets, including IPR&D, are not impaired at September 30, 2017.

We test goodwill for impairment during the fourth quarter of each year, or more frequently if impairment indicators arise. During the nine months ended September 30, 2017, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which provides for a one-step quantitative test. We early adopted ASU 2017-04 to simplify our goodwill impairment analysis. If the carrying value of a reporting unit exceeds its fair value, the amount of goodwill impairment is the excess of the reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. We consider multiple methods including both market and income approaches to determine fair value of our one reporting unit, and primarily relied on fair value estimated based on our market capitalization (a Level 1 input) as of or near the testing date, adjusted for an estimated control premium. As noted, due to the decline in the market value of our common stock which indicated potential impairment, we performed an interim impairment test on our goodwill as of September 30, 2017, using a volume weighted average price (“VWAP”) of $2.31 per share at September 30, 2017 and a control premium of 35%.

Based on the result of our impairment test, the carrying value of our reporting unit exceeded its estimated fair value at September 30, 2017. As a result, we have concluded that our goodwill was impaired at September 30, 2017 and an impairment charge of $26,600,000 was recorded during the three and nine months ended September 30, 2017, and was classified as a component of operating expenses. We will continue to evaluate our goodwill for impairment based on factors including the overall movements of our market capitalization. Any sustained declines in our stock price from the September 30, 2017 level could result in a future impairment and the overall amount of impairment loss could be material.

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

Pursuant to federal and state tax regulations with respect to carryback periods of certain net operating losses (“NOLs”), in 2017, as a result of the Mergers, we anticipate that we will be able to carryback 2017 NOLs to 2016, which we expect will allow us to recover previously paid federal and state income taxes by PharmAthene and other tax credits of approximately $5.1 million. These anticipated refunds generated through September 30, 2017, are included as a component of tax refund receivable on the condensed consolidated balance sheet at September 30, 2017 and an income tax benefit during the three and nine months ended September 30, 2017.

Preferred Stock

Convertible preferred stock outstanding prior to the Mergers were classified as permanent equity, with the net issuance price in excess of par value recorded as additional paid-in capital. Redeemable preferred stock issued in August 2017 are classified as temporary equity and were initially recorded at their original issuance price, net of issuance costs and discounts. Discounts included common stock warrants issued as part of the financing which were required to be classified as a liability and recorded at fair value (Note 10), an embedded derivative related to certain redemption features which was classified as a liability and recorded at fair value (Note 9), and the intrinsic value of a beneficial conversion feature present in the instrument at issuance (Note 9). The carrying value of redeemable preferred stock will be accreted over the term of the redeemable preferred stock up to their redemption value, using the interest method with the amount of the accretion recorded as a reduction of additional paid-in capital.

Warrants

Common stock warrants issued in connection with the convertible preferred stock and the Notes were classified as a component of permanent equity because they were freestanding financial instruments that were legally detachable and separately exercisable from other debt and equity instruments, were contingently exercisable, did not embody an obligation for us to repurchase our own shares, and permitted the holders to receive a fixed number of common shares upon exercise. In addition, such warrants required physical settlement and do not provide any guarantee of value or return. These warrants were valued using the Black Scholes option pricing model (“Black-Scholes”).

Common stock warrants issued in connection with the redeemable preferred stock are classified as a liability because the warrants may be net share settled at the holders option. Such warrants contain terms which could, in certain circumstances, require the Company to settle the instruments for cash and such circumstances are outside the Company’s control. Common stock warrants classified as a liability are initially recorded at their issuance date fair value and are remeasured on each subsequent balance sheet date with changes in fair value recorded as a component of other income (expenses), net. These common stock warrants were valued using the Monte Carlo simulation valuation model.

Stock Compensation

We adopted FASB’s ASU No. 2016-09, Compensation – Stock Compensation (“ASU 2016-09”) on January 1, 2017. The adoption of ASU 2016-09 did not have a material impact on our financial statements. We elected to adopt the cash flow presentation of the excess tax benefits prospectively, commencing with our statement of cash flows for the three months ended March 31, 2017. We have elected to continue to estimate the number of stock-based awards expected to vest, rather than electing to account for forfeitures as they occur to determine the amount of compensation cost to be recognized in each period. There was no impact to our computation of dilutive EPS as all securities were considered anti-dilutive.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(29,905,237)	$(4,795,059)	$(37,594,401)	$(8,024,985)
Less: preferred stock accretion and dividends	(1,962,072)	(104,548)	(2,125,141)	(247,562)

Net loss attributed to common stockholders	$(31,867,309)	$(4,899,607)	$(39,719,542)	$(8,272,547)

Denominator:
Weighted-average common shares outstanding, basic and diluted	15,527,867	6,911,715	11,595,698	6,911,366

Net loss per share attributed to common stockholders, basic and diluted	$(2.05)	$(0.71)	$(3.43)	$(1.20)

Potential common shares issuable upon conversion, vesting or exercise of convertible preferred stock, redeemable preferred stock, unvested restricted stock, common stock warrants, and stock options that are excluded from the computation of diluted weighted-average shares outstanding are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Convertible preferred stock	—	517,860	—	411,736
Redeemable preferred stock	5,863,564	—	5,863,564	—
Common stock warrants	2,350,085	538,003	2,350,085	442,910
Common stock options	1,720,004	831,248	1,720,004	838,595
Restricted stock	25,559	—	25,559	—

6. Goodwill and Intangible Assets

Changes in the carrying amounts of IPR&D assets and goodwill for the nine months ended September 30, 2017 were:

	IPR&D	Goodwill
Balance, beginning of period	$14,477,019	$18,758,421
Additions from the Mergers	22,389,000	15,573,822
Foreign currency translation adjustments	1,235,457	1,602,661
Impairment charges	—	(26,600,000)

Balance, end of period	$38,101,476	$9,334,904

Our intangible assets consisted of the following:

	December 31, 2016
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed patents	6-10 years	$624,454	$(211,956)	$412,498
Acquired licenses	16-20 years	285,000	(219,800)	65,200

Total intangible assets subject to amortization		909,454	(431,756)	477,698
IPR&D assets	Indefinite	14,477,019	—	14,477,019

Total		$15,386,473	$(431,756)	$14,954,717

	September 30, 2017
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed patents	6-10 years	$672,088	$(239,211)	$432,877
Acquired licenses	16-20 years	285,000	(232,954)	52,046

Total intangible assets subject to amortization		957,088	(472,165)	484,923
IPR&D assets	Indefinite	38,101,476	—	38,101,476

Total		$39,058,564	$(472,165)	$38,586,399

Amortization expense of intangible assets subject to amortization totaled $14,257 and $11,764 for the three months ended September 30, 2017 and 2016, respectively, and $40,409 and $60,552 for the nine months ended September 30, 2017 and 2016, respectively. Amortization expense was classified as research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2017, future estimated amortization expense is as follows:

Years ending December 31,
The remainder of 2017	$14,257
2018	53,027
2019	48,227
2020	34,781
2021	14,222
2022 and thereafter	320,409

Total	$484,923

7. Notes Payable

As a condition for the Mergers as described in Note 3, Altimmune entered into the Note Agreement on January 18, 2017. The Notes bore interest at a rate of 6% per annum, compounded annually. On February 28, 2017, as part of the initial closing, $196,496 of the Notes were issued upon the conversion of outstanding principal of certain prior notes payable, and $881,044 of the Notes were issued upon the conversion of certain outstanding accrued expenses. The conversion of the prior notes payable into the Notes was accounted for as a modification with no resulting gains or losses being recognized. On March 9, 2017, the remainder of the initial closing of the Notes was issued for an aggregate of $3,150,630 in gross proceeds. In connection with the issuance of the Notes, we granted warrants for the purchase of up to 49,776 shares of our common stock to certain noteholders. The allocated fair value of the warrants on the issuance date of $566,793 was accounted for as a debt issuance discount and was accreted over the term of the Notes using the interest method.

All outstanding principal and accrued interest on the Notes were converted into our common stock upon the close of the Mergers. On May 4, 2017, upon the close of the Mergers, outstanding principal and accrued interest, net of unamortized discount and deferred financing costs totaling $3,645,424 were converted into 316,734 shares of our common stock. Interest expense incurred on the Notes prior to conversion totaled $83,207 and $136,629 for the three and nine months ended September 30, 2017, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2017	2016
Accrued professional services	$885,549	$689,135
Accrued board of director compensation	81,414	606,199
Accrued payroll and employee benefits	1,070,006	957,719
Accrued interest	536	169,790
Accrued research and development costs	1,559,808	549,902

Total	$3,597,313	$2,972,745

9. Redeemable Convertible Preferred Stock

On August 16, 2017, we issued 15,656 shares of $0.0001 par value, redeemable preferred stock and warrants to purchase up to 2,345,427 shares of our common stock (see Note 10) for total gross proceeds of $14,716,370, and incurred issuance costs totaling

$1,697,800. The redeemable preferred stock matures on August 16, 2018. The maturity date may be extended at the option of the holders to ten trading days after the curing of a triggering event (as defined), or ten business days after the consummation of a change of control. In addition, the redeemable preferred stock agreements require that we reserve a sufficient number of common shares to cover at least 150% of the common shares expected to be issued upon the conversion of the redeemable preferred stock at the then current conversion price, and the exercises of common stock warrants issued in connection with the redeemable preferred stock.

The rights, preferences, and privileges of redeemable preferred stock are summarized below:

Voting – Holders of redeemable preferred stock have no voting rights, except as required by law.

Dividends – Holders of redeemable preferred stock are entitled to participate in dividends, when and if declared by our board of directors, on an as converted basis at the initial conversion price of $2.67 per share, not to exceed the maximum ownership percentages (as defined).

Optional conversion – Holders of redeemable preferred stock have the option to convert redeemable preferred stock into shares of common stock, rounded up to the nearest whole shares, at any time, not to exceed the maximum ownership percentages (as defined), at the conversion rate calculated as (1) whole shares of redeemable preferred shares to be converted at $1,000 per share, plus any accrued but unpaid dividends, and any accrued but unpaid late charges, divided by (2) the conversion price which is $2.67 per share initially, or as adjusted for any dilutive events and down rounds.

Mandatory conversion – If for any ten consecutive trading days after the redeemable preferred stock issuance date, the weighted average price of our common stock equals or exceeds 200% of the then current conversion price (initially $2.67 per share, subject to adjustment for stock dividends, stock splits, or a stock combination), we have the option to require all holders of redeemable preferred stock to convert all or a pro rata portion of their outstanding unconverted redeemable preferred stock (plus accrued and unpaid dividends and accrued and unpaid late charges) into common stock at the then current conversion rate (initially $2.67 per share), up to the maximum ownership percentage (as defined).

Triggering event conversion – Upon a triggering event, holders of redeemable preferred stock may elect to convert all, or a portion of, the outstanding conversion amount at the triggering event conversion price determined based on the lowest of (1) the conversion price then in effect (initially $2.67 per share), (2) 75% of the lowest VWAP during the 20-day period prior to the triggering event conversion date, and (3) 75% of the VWAP on the triggering event conversion date, adjusted for any share dividend, share split, or share combination.

Installment – On each of the nine specified installment dates beginning in December 2017 through maturity, we are required to convert, redeem, or a combination, one-ninth of the originally issued number of redeemable preferred shares at their stated value of $1,000 per share, for an aggregate value of $1,739,524 at each installment. If we elect to convert the installment shares, the conversion price is determined based on the lowest of (i) the then applicable conversion price (initially $2.67 per share), (ii) 85% of the average of the three lowest weighted-average prices of the common stock during the ten trading days up to the installment date, and (iii) 85% of the weighted average price of common stock on the trading day immediately before the installment date. If we elect cash redemption, the redemption amount is $1,000 per share, plus any accrued but unpaid dividends and any accrued but unpaid late charges.

Liquidation preference – In the event of a voluntary or involuntary liquidation, dissolution, or winding up of business involving substantially all of our assets, holders of redeemable preferred stock are entitled to receive cash payments in priority to holders of common stock in the amount that equals the sum of any outstanding shares at $1,000 per share, plus any accrued and unpaid dividends, and any accrued and unpaid late charges. If assets available for distribution are insufficient to satisfy the liquidation payment in full, funds available for distribution shall be allocated pari passu among holders of redeemable preferred stock, and other equity classes equal in preference, based on their relative shareholdings. When the holders of redeemable preferred stock are satisfied in full, any excess assets available for distribution will be allocated ratably among holders of common stock and holders of redeemable preferred stock based on the number of common shares held by each holders of redeemable preferred stock on an as-converted basis.

Mandatory redemption – Upon maturity, we are required redeem any remaining outstanding redeemable preferred stock in cash at $1,000 per share, plus any accrued and unpaid dividends, and any accrued and unpaid late charges.

Change of control redemption or triggering event redemption – In the event of a change of control or upon a triggering event, holders of redeemable preferred stock may redeem for cash all or a portion of their outstanding redeemable preferred stock at the greater of (i) 125% of the amount to be redeemed, or (ii) the amount to be redeemed multiplied by the quotient of the highest closing sale price during the period from the earlier of consummation or public announcement of the change of control to the date of the redemption notice, divided by the lowest conversion price in effect during such period. If we are unable to redeem all redeemable preferred stock submitted for redemption, we may be required to pay a penalty until the redemption amount is paid in full.

Stock purchasing rights – Holders of redeemable preferred stock are entitled to the same stock purchasing rights granted to holders of common stock.

Late charges – We may be required to pay a late charge for any amounts due to the holders of redeemable preferred stock that are not paid timely, at 12% per annum on the unpaid amount, until it is paid in full.

Because the securities contain contingencies which could require the Company to redeem the shares for cash, and such contingencies are outside the control of the Company, the redeemable convertible preferred stock must be classified outside of permanent equity. Because a substantive conversion feature is present at issuance, the redeemable convertible preferred stock is only contingently redeemable and therefore is classified as temporary equity and carried on the balance sheet in between liabilities and equity at its accreted redemption value.

In addition, certain features present in the redeemable convertible preferred stock require separate recognition. For purposes of this evaluation, we have determined that the redeemable preferred instrument is more akin to a debt host because the installment conversion feature, as the primary settlement mechanism, settles in variable shares. Because the potential contingent redemption price contains a significant premium over the issuance price, the redemption feature is not clearly and closely related to the debt-like host instrument. All redemption features (including the change of control redemption, triggering event redemption, mandatory redemption, and installment redemption) have been determined to be a single, compound embedded derivative financial instrument to be bifurcated and separately accounted for as a liability. The embedded derivative financial instrument was initially recorded at its fair value on the redeemable preferred stock issuance date, and is being remeasured on each subsequent balance date with changes in fair value classified as a component of other income (expenses), net. The embedded derivative is classified as a component of other long-term liabilities.

The redeemable convertible preferred stock also contains a beneficial conversion element at issuance. The conversion feature was “in-the-money” as of the commitment date as the fair value of the underlying common share was greater than the effective conversion price. The beneficial conversion feature, measured as the intrinsic value of the feature, totaled $3,223,853 and is classified as a component of additional paid-in capital. This amount was allocated from the net proceeds of the financing. The beneficial conversion feature will not be remeasured in subsequent periods.

The net proceeds from the financing were allocated as follows:

Common stock warrant liability	$3,498,632
Embedded derivative, redemption features	19,857
Beneficial conversion feature	3,223,853
Initial carrying value of redeemable preferred stock	6,276,228

Net proceeds from redeemable preferred stock issuance	$13,018,570

The periodic changes in the fair value of the embedded redemption derivative financial instrument measured using Level 3 inputs, is as follows:

Balance, beginning of period	$—
Issuance	19,857
Change in fair value	1,157

Balance, end of period	$21,014

The fair value used to determine the initial carrying value of the embedded redemption derivative financial instrument was measured using Level 3 inputs and was estimated using the Monte Carlo simulation valuation model. The assumptions used to estimate the fair value of the embedded redemption derivative financial instrument as September 30, 2017 and as of the redeemable preferred stock issuance date were as follows:

	September 30, 2017	August 16, 2017
Expected volatility	52.00%	56.00%
Incremental borrowing rate	12.00%	12.00%
Risk-free interest rate	1.28%	1.24%

10. Warrants

As of December 31, 2016, there were 616,770 warrants outstanding. In March 2017, we issued warrants to purchase up to 49,776 shares of common stock in connection with the Notes (see Note 1). The warrants were classified as permanent equity, and were recorded at the issuance date using a relative fair value allocation method, and were not subsequently remeasured. In connection with the Mergers, 660,715 shares of common stock were issued as a result of cashless exercises of such warrants.

In August 2017, in connection with the redeemable preferred stock issuance (Note 9), we granted warrants to holders of redeemable preferred stock to purchase up to 2,345,427 shares of our common stock. Warrants issued with the redeemable preferred stock are classified as a liability and are initially recorded at their grant date fair value, to be remeasured on each subsequent balance sheet date. The warrant liability is classified as component of other long-term liabilities.

A summary of warrant activity during the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Warrants outstanding, beginning of period	4,658	477,613	616,770	208.614
Issuances	2,345,427	134,499	2,395,203	403,498
Exercises and conversions	—	—	(661,888)	—

Warrants outstanding, end of period	2,350,085	612,112	2,350,085	612,112

Warrants outstanding at September 30, 2017 have an aggregate grant date fair value of $3,498,720 with a weighted average exercise price of $2.70.

The periodic changes in the fair value of the warrant liability, measured using Level 3 inputs, is as follows:

Balance, beginning of period	$—
Issuance	3,498,632
Change in fair value	508,316

Balance, end of period	$4,006,948

The fair value used to determine the initial carrying value of warrants classified as permanent equity was measured using Level 3 inputs and was estimated using the Black-Scholes option pricing model. The fair value of common warrants classified as a liability was estimated using the Monte Carlo simulation valuation model with Level 3 inputs. The following assumptions were used to estimate the fair value of warrants during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected volatility	87.00%	71.00%	87.00%	75.00%
Expected term (years)	5.00	4.22	5.00	4.54
Risk-free interest rate	1.76%	1.08%	1.76%	1.29%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

11. Stock-Based Compensation

Stock Options

Our stock option awards generally vest over four years and typically have a contractual life of ten years. At September 30, 2017, there was $2,227,080 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.45 years. During the three and nine months ended September 30, 2017, we issued 200,060 and 200,657 shares, respectively, of common stock as a result of option exercises.

Information related to stock options outstanding at September 30, 2017 is as follows:

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding	1,720,004	$4.73	4.93	$883,740

Exercisable	971,221	$4.44	4.41	$857,749

Expected to vest	748,783	$5.11	5.61	$25,991

Restricted Stock

At September 30, 2017, we had unvested restricted stock of 25,559 shares with total unrecognized compensation expense of $33,618, which we expect to recognize over a weighted average period of approximately 1.86 years. During the three and nine months ended September 30, 2017, we released 2,130 and 48,987 shares of common stock, respectively, from restriction as a result of the vesting and accelerated vesting of restricted stock.

Stock-based compensation expense

Stock-based compensation expense is classified in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$93,821	$62,871	$250,061	$215,596
General and administrative	359,216	132,185	887,064	369,189

Total	$453,037	$195,056	$1,137,125	$584,784

12. Contingencies

We are a party in various other contractual disputes, litigation, and potential claims arising in the ordinary course of business. We do not believe that the resolution of these matters will have a material adverse effect on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes for the year ended December 31, 2016 included in the Registration Statement on Form S-4/A, which was filed with the Securities and Exchange Commission on March 31, 2017 (“Form S-4/A”). Unless the context indicates otherwise, references to “we,” “us,” “our,” “Altimmune” or the “Company” refer, for periods prior to the completion of the Mergers (as defined below), to Altimmune, Inc. and its subsidiaries.

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

Overview

We are a clinical stage immunotherapeutics company focused on the development of products to stimulate robust and durable immune responses for the prevention and treatment of diseases. We have two proprietary platform technologies, RespirVec and Densigen, each of which has been shown, in preclinical studies and early clinical trials, to activate the immune system in distinctly different ways than traditional vaccine methods. Using these technologies, we have generated clinical product candidates which potentially represent an entirely new approach to harnessing the immune system. Our most advanced product candidate, NasoVAX, an intranasally administered recombinant influenza vaccine, uses an adenovector to achieve expression of the influenza antigen in the target cell, thereby potentially stimulating a broader and more rapid immune response than traditional influenza vaccines. Our planned Phase 2 program for NasoVAX started in September 2017, with initial data anticipated approximately six months following the start of enrollment. Our second most advanced product candidate, HepTcell, is being tested as an immunotherapy for patients chronically infected with the hepatitis B virus (‘‘HBV’’), and has the potential to provide a functional cure, something that is not achievable with current treatments. HepTcell is currently in a Phase 1 trial in the United Kingdom and South Korea in patients with chronic HBV. Preliminary results from this trial are expected by the end of 2017. With the support of the U.S. Biomedical Advanced Research and Development Authority (‘‘BARDA’’), we are developing a third product candidate, NasoShield, an anthrax vaccine designed to provide rapid, stable protection after one intranasal administration. Subject to continued financial and other support from BARDA, we anticipate launching a Phase 1 trial for NasoShield in the first quarter of 2018. With the support of the National Institute of Allergy and Infectious Disease (“NIAID”), we are developing a fourth product candidate, SparVax-L, a recombinant protein based anthrax vaccine designed to require fewer doses and have a longer shelf-life than the only currently licensed anthrax vaccine.

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

As a condition for the Mergers, in January 2017, Altimmune entered into a Convertible Promissory Note Purchase Agreement (the “Note Agreement”) for the private placement of $8.6 million of 6% convertible notes (the “Notes”) to be issued in two separate closings. The initial closing dated March 9, 2017 resulted in $3,150,630 of gross proceeds. The initial closing also included $196,496 of certain existing outstanding notes payable and $881,044 of certain accrued expenses that were modified and became a component of the Notes on February 28, 2017. The second closing contemplated by the Note Agreement occurred in connection with the offering of Series B redeemable convertible preferred stock (“redeemable preferred stock”). In connection with the Notes, Altimmune issued warrants to purchase 49,776 shares of Altimmune’s common stock to certain noteholders, with an exercise price of $0.01 per share.

In accordance with the terms of the Merger Agreement, PharmAthene issued 0.749106 (the “share exchange ratio”) of a share of PharmaAthene common stock for each share of Altimmune common stock outstanding as of the closing date. All historical share and per share information has been retroactively adjusted to reflect the impact of the share exchange ratio. In addition, Altimmune stock options and warrants were also replaced with options and warrants to purchase PharmAthene’s common stock at the same exchange ratio of 0.749106 share. Immediately prior to closing, 599,285 shares of our Series B convertible preferred (“convertible preferred”) stock were converted into Altimmune common stock on a 1-for-1 basis. In addition, outstanding principal and accrued interest on the Notes were converted into 316,734 shares of Altimmune common stock. Further, 39,758 shares of Altimmune common stock were issued pursuant to the accelerated vesting of restricted stock, and 660,715 shares of Altimmune common stock were issued as a result of warrant exercises, both in accordance with their original terms. Upon the closing of the Mergers, all outstanding shares of Altimmune common stock were exchanged for 6,883,498 shares of PharmAthene common stock.

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

We have incurred accumulated losses since inception. Our ability to continue as a going concern is dependent upon our ability to raise additional debt and equity capital. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.

As capital resources are consumed to fund our research and development activities, we may not have sufficient capital to fund our plan of operations. In order to address its capital needs, including our planned clinical trials, in addition to the Note Agreement and the private placement, we must continue to actively pursue additional equity or debt financing.

Adequate financing opportunities might not be available to us, when and if needed, on acceptable terms, or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, our operating results and prospects will be adversely affected. As of September 30, 2017, the combination of the net proceeds from the Notes, cash assumed from the Mergers, the anticipated receipt of tax refunds, the August 2017 redeemable preferred stock financing, and revenue from our government sponsored contracts will be insufficient to fund our operations and research and development efforts for at least twelve months from the expected issuance date of our September 2017 financial statements.

Critical Accounting Policies and Significant Judgment and Estimates

Other than described below, there were no material changes in the first nine months of 2017 to the information provided under the heading “Critical Accounting Policies and Significant Judgment and Estimates” or in the significant accounting policies in our consolidated financial statements for the year ended December 31, 2016 included in Form S-4/A.

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

Impairment of long-lived assets and goodwill

We evaluate our long-lived tangible and intangible assets, including IPR&D assets and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment of long-lived assets is assessed by comparing the undiscounted cash flows expected to be generated by the asset to its carrying value. From the date of the Mergers through September 30, 2017, we experienced a decline in the trading price of our common stock. As of September 30, 2017, our one reporting unit had an estimated average market capitalization through September 30, 2017, defined as the number of common shares outstanding multiplied by the traded market price of our common stock on September 30, 2017, before adjusting for an estimated control premium, of approximately $36.2 million as compared to the unadjusted, pre-tax carrying value of the reporting unit of $75.4 million, which is an impairment indicator.

Our IPR&D assets are currently non-amortizing. Until such time as the projects are either completed or abandoned, we test those assets for impairment annually by comparing the fair value of such assets to their carrying value. On an interim basis, we consider qualitative factors which could be indicative of impairment; these factors include the current project status, forecasted changes in the timing or amounts required to complete the project, forecasted changes in the future cash flows to be generated by the completed products, and changes to other market based assumptions, such as discount rates. Upon completion or abandonment, the value of the IPR&D asset will be amortized to expense or the anticipated useful life of the developed product, if completed, or charged to expense when abandoned if no alternative future use exists. As of September 30, 2017, the projects continue to progress as originally anticipated, and no significant changes to the timing or amount of cash flows or any other market assumptions appears to have occurred. We performed an interim qualitative assessment of our long-lived assets, including IPR&D, as of September 30, 2017, and have determined that our long-lived assets, including IPR&D, are not impaired at September 30, 2017.

We test goodwill for impairment during the fourth quarter of each year, or more frequently if impairment indicators arise. If the carrying value of a reporting unit exceeds its fair value, the amount of goodwill impairment is the excess of the reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. We consider multiple methods including both market and income approaches to determine fair value of our one reporting unit including fair value estimated based on our market capitalization as of or near the testing date, adjusted for an estimated control premium. We performed an interim impairment test on our goodwill as of September 30, 2017. Based on the result of the goodwill impairment test, the carrying value of our reporting unit exceeded its estimated fair value at September 30, 2017. We have concluded that our goodwill was impaired at September 30, 2017 and an impairment adjustment charge of $26.6 million was recorded during the three and nine months ended September 30, 2017, and was classified as a component of operating expenses. We will continue to evaluate our goodwill for impairment based on factors including the overall movements of our market capitalization. Any sustained declines in our stock price from the September 30, 2017 level could result in a future impairment and the overall amount of impairment loss could be material.

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

Pursuant to federal and state tax regulations with respect to carryback periods of net operating losses (“NOLs”), in 2017, as a result of the Mergers, we anticipate that we will be able to carryback 2017 NOLs to 2016, which we expect will allow us to recover previously paid federal and state income taxes. These anticipated refunds generated through September 30, 2017, are included as a component of tax refund receivable on the unaudited condensed consolidated balance sheet at September 30, 2017 and an income tax benefit during the three and nine months ended September 30, 2017.

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

Results of Operations

Comparison of the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016	Increase (Decrease)
License revenue	$26,689	$4,938	$21,751	440%
Research grants and contracts	4,565,251	896,101	3,669,150	409

Total revenue and grants and contracts	4,591,940	901,039	3,690,901	410

Operating expenses
Research and development	5,905,552	2,400,914	3,504,638	146
General and administrative	3,038,756	3,289,647	(250,891)	(8)
Goodwill impairment charges	26,600,000	—	26,600,000	—

Total operating expenses	35,544,308	5,690,561	29,853,747	525

Loss from operations	(30,952,368)	(4,789,522)	26,162,846	546

Other income (expenses):
Change in fair value of warrant liabilities	(508,316)	—	508,316	—
Change in fair value of embedded derivative	(1,157)	—	1,157	—
Interest expense	(2,344)	(9,408)	(7,064)	(75)
Interest income	15,372	—	15,372	—
Other income	10,786	3,871	6,915	179

Total other expenses, net	(485,659)	(5,537)	480,122	8,671

Net loss before income tax benefit	(31,438,027)	(4,795,059)	26,642,968	556
Income tax benefit	1,532,790	—	1,532,790	—

Net loss	$(29,905,237)	$(4,795,059)	$25,110,178	524%

Comparison of the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	Increase (Decrease)
License revenue	$36,565	$168,341	$(131,776)	(78)%
Research grants and contracts	7,892,919	1,983,574	5,909,345	298

Total revenue and grants and contracts	7,929,484	2,151,915	5,777,569	268

Operating expenses
Research and development	13,946,403	4,845,045	9,101,358	188
General and administrative	6,863,782	5,301,444	1,562,338	29
Goodwill impairment charges	26,600,000	—	26,600,000	—

Total operating expenses	47,410,185	10,146,489	37,263,696	367

Loss from operations	(39,480,701)	(7,994,574)	31,486,127	394

Other income (expenses):
Change in fair value of warrant liabilities	(508,316)	—	508,316	—
Change in fair value of embedded derivative	(1,157)	—	(1,157)	—
Interest expense	(160,103)	(28,858)	131,245	455
Interest income	19,538	1,047	18,491	1,766

	Nine Months Ended September 30,
	2017	2016	Increase (Decrease)
Other expenses	9,839	(2,600)	12,439	478

Total other expenses, net	(640,199)	(30,411)	609,788	2,005

Net loss before income tax benefit	(40,120,900)	(8,024,985)	32,095,915	400
Income tax benefit	2,526,499	—	2,526,499	—

Net loss	$(37,594,401)	$(8,024,985)	$29,569,416	368%

The results of our operations during the three and nine months ended September 30, 2017 include the consolidated financial results of Altimmune and PharmAthene and its subsidiaries from the closing of the Mergers in May 2017. The operating results for the three and nine months ended September 30, 2016 included only Altimmune.

Revenue and grants and contracts

Revenue and grants and contracts for the three and nine months ended September 30, 2016 consisted primarily of research grants from BARDA and NIAID in the United States for our anthrax vaccine product candidates. During July 2016, we signed a new contract with BARDA resulting in an increase in research grants and contracts by $3.0 million and $4.9 million during the three and nine months ended September 30, 2017, respectively, as compared to the same period in 2016. Research grants and contracts for the three and nine months ended September 30, 2017 also included $624,000 and $1.0 million, respectively, of research grant revenue from a contract with NIAID that was acquired in the Mergers with PharmAthene.

Research and development expenses

Research and development operating expenses increased by $3.5 million, or 146%, and $9.1 million, or 188%, for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The increase in research and development expenses was the combination of (i) the addition of $449,000 and $779,000 research and development costs for the SparVax-L asset acquired in the Mergers with PharmAthene, for the three and nine months ended September 30, 2017, respectively; (ii) an increase of $2.5 million and $4.0 million in spending on the development of the NasoShield product on behalf of BARDA during the three and nine months ended September 30, 2017, respectively; (iii) an increase of $10,000 and $1.3 million in HepTCell development and Phase 1 trial costs incurred during the three and nine months ended September 30, 2017, respectively; and (iv) an increase of $843,000 and $3.6 million in manufacturing and other costs in preparation for NasoVAX Phase 2 trial during the three and nine months ended September 30, 2017, respectively, offset by decreases in spending on other R&D efforts of $337,000 and $507,000 during the three and nine months ended September 30, 2017, respectively.

General and administrative expenses

General and administrative expenses decreased by $251,000, or 8%, during the three months ended September 30, 2017, and increased by $1.6 million, or 29%, during the nine months ended September 30, 2017, as compared to the same periods in 2016. The changes were the combined result of (i) the addition of $208,000 and $232,000 in general and administrative expenses from the Mergers with PharmAthene during the three and nine months ended September 30, 2017, respectively, and (ii) an increase in legal and professional costs, primarily as a result of the Mergers by $1.3 million and $2.9 million during the three and nine months ended September 30, 2017, respectively, (iii) an increase in stock compensation expense of $238,000 and $528,000 during the three and nine months ended September 30, 2017, respectively, and (iv) an increase of $388,000 and $218,000 during the three and nine months ended September 30, 2017, respectively, offset by (v) a decrease due to a write down of deferred offering costs in September 2016 of $2.3 million.

Goodwill impairment charges

As more fully described in Note 4 to the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017, we had determined that our goodwill was impaired at September 30, 2017 and an impairment charge of $26.6 million was recorded during the three and nine months ended September 30, 2017, and was classified as a component of operating expenses.

Other income (expenses), net

The increase in other expenses, net, by $480,000 and $610,000 during the three and nine months ended September 30, 2017, respectively, was primarily the result of (i) an increase in interest expense of $131,000 during the nine months ended September 30, 2017 from the issuance of the Notes during the periods presented, and (ii) a change in the fair value of warrant liabilities for $508,000 during the three and nine months ended September 30, 2017.

Income tax benefit

We recorded an income tax benefit of $1.5 million and $2.5 million during the three and nine months ended September 30, 2017, respectively, which reflected estimated tax refunds we expect to receive from carrying back the 2017 NOLs to offset the 2016 federal and state income taxes paid by PharmAthene.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the three and nine months ended September 30, 2017 were $3.0 million in net proceeds received from the issuance of the Notes, $13.7 million in cash assumed from the Mergers, and $13.0 million in net proceeds from the issuance of the redeemable preferred stock and warrants. Our primary source of cash during the comparable period in 2016 was $5.7 million net proceeds received from the issuance of our convertible preferred stock. Our cash and cash equivalents were $17.1 million at September 30, 2017. We believe, based on the operating cash requirements and capital expenditures expected for 2017, our cash on hand at September 30, 2017, expected tax refunds, and revenue from our government sponsored contracts, are adequate to fund operations through September 2018. Our ability to continue as a going concern is dependent upon our ability to raise additional debt and equity capital. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us. These factors raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.

We have not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales. Our sources of revenue consist of revenues under our contract with BARDA and NIAID for the development of NasalShield and SparVax-L, respectively, and to a lesser degree from other licensing arrangements. We have incurred significant losses since we commenced operations. As of September 30, 2017, we had accumulated losses of $68.9 million since our inception. In addition, we have not generated positive cash flows from operations. We have had to rely on a variety of financing sources, including the issuance of debt and equity securities. As capital resources are consumed to fund our research and development activities, we may not have sufficient capital to fund our plan of operations. In order to address our capital needs, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing.

In July 2016, we signed a five-year contract with BARDA which was amended in March 2017. The contract has a total value of up to $127.5 million and is used to fund clinical development of NasoShield. Under the contract, BARDA pays us a fixed fee and reimburses certain costs for the research and development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine through GMP manufacture and conduct of a Phase 2 clinical trial dose ranging assessment of safety and immunogenicity. The contract consists of an initial base performance period providing approximately $21.6 million in funding for the period July 2016 through July 2018. BARDA has seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical studies. Each option, if exercised by BARDA, would provide additional funding ranging from approximately $1.1 million to $34.4 million for the period July 2018 through July 2021. Through September 30, 2017, we have received an aggregate of approximately $5.5 million under the current BARDA contract.

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

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(15,407,930)	$(4,860,116)
Investing activities	$13,754,583	$(179,347)
Financing activities	$15,841,374	$5,674,412

Operating Activities

Net cash used in operating activities was $15.4 million for the nine months ended September 30, 2017 compared to $4.9 million during the nine months ended September 30, 2016.

Net cash used in operating activities during the nine months ended September 30, 2017 included our net loss of $37.6 million, adjusted for $26.6 million in goodwill impairment charges, $1.1 million in stock-based compensation expense, $98,000 from the accretion of debt discount and deferred financing costs, a $508,000 change in the fair value of warrant liabilities, a $1.4 million increase in accounts receivable, a $2.3 million decrease in accounts payable, a $151,000 increase in prepaid expenses and other current assets, a $2.1 million increase in tax refund receivable, a $243,000 decrease in deferred tax liability and $88,000 from net changes in other balances.

In comparison, net cash used in operating activities of $4.9 million during the nine months ended September 30, 2016 included our net loss of $8.0 million, adjusted for $585,000 of stock-based compensation expense; $2.0 million from the accretion of debt discount and deferred financing costs; a $103,000 increase in accounts receivable; a $926,000 increase in accounts payable; an $81,000 increase in accrued expenses and other current liabilities; a $372,000 increase in tax refund receivable, and $17,000 from net changes in other balances.

Investing Activities

During the nine months ended September 30, 2017, net cash provided by investing activities of $13.8 million was primarily the result of $13.7 million cash assumed from the Mergers with PharmAthene that closed in May 2017.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2017 was primarily the result of $3.0 million net proceeds received from the Notes that closed in May 2017 and $13.0 million net proceeds from the redeemable preferred financing, offset by the repayment of notes payable for $212,000.

Net cash provided by financing activities during the nine months ended September 30, 2016 was primarily the result of $5.7 million net proceeds received from the issuance of convertible preferred stock in April 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2017, we had cash and cash equivalents of $17.1 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Because most of our cash is held in bank deposit accounts without restriction, an immediate 100 basis point change in interest rates would not have a material effect on our financial position or the results of our operations. We are subject to interest rate risk from our outstanding notes and borrowings under our credit facility. Borrowings under our credit facility bear interest at an annual rate equal to the bank’s prime rate (4.75% at September 30, 2017) plus 2%.

In addition, we are subject to currency risk for cash held in British pounds and Euros in our UK and French subsidiaries. Fluctuations in the exchange rates for the British pound since January 2016 have been about 22% comparing the high and low during the period. Transactions of our UK subsidiary are predominantly settled in British pounds and transactions of our French subsidiary are predominantly settled in Euros; therefore, we believe that we have minimal exposure to foreign currency exchange risks on a net basis. We do not hedge against foreign currency risks.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2017, and has concluded that there was no change that occurred during the three and nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as follows:

On May 4, 2017, we completed the Mergers with PharmAthene as described in Items 1 and 2 above.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We encourage you to carefully consider the risk factors identified in the “Risk Factors” section of our Form S-4/A filed with the Security and Exchange Commission on March 31, 2017, our Form 10-K for the year ended December 31, 2016, and our Form 8-K filed August 17, 2017. These risk factors could materially affect our business, financial condition, and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. Except for the information presented below, which updates, and should be read in conjunction with, the risk factors and information disclosed in our Form S-4/A, Form 10-K, and Form 8-K, there have been no material changes during the nine months ended September 30, 2017 to the risk factors disclosed in our Form S/A filed with the Security and Exchange Commission on March 31, 2017, and our Annual Report on Form 10-K for the year ended December 31, 2016, and our Form 8-K filed on August 17, 2017.

Future conditions might require us to make substantial write-downs in our assets, which would adversely affect our balance sheet and results of operations.

We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also test our goodwill and indefinite-lived intangible assets for impairment at least annually in the fourth quarter, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. As of September 30, 2017, as a result of our declining share price, we tested our goodwill and indefinite-lived intangible assets for impairment. Based on the result of the test, we have determined that our indefinite-lived intangible assets were not impaired at September 30, 2017; however, we recorded $26.6 million in goodwill impairment charges as of September 30, 2017. If our stock price continues to remain low or decline, we may determine that certain of our assets, including goodwill, may be further impaired, and we may be required to write-down the carrying value for such assets or record additional write-down for goodwill. Any such significant write-downs could adversely affect our financial position and results of operations.

Conversion of the Series B redeemable convertible preferred stock or exercise of the related warrants may have an adverse effect on the market price of our common stock.

In August 2017, we issued and sold 15,656 shares of our Series B redeemable convertible preferred stock, initially convertible into 5,863,564 shares of our common stock (without regard to any limitations on conversion governing the Series B redeemable convertible preferred stock). In connection with the issuance of the Series B redeemable convertible preferred stock, we also issued warrants initially exercisable to purchase 2,345,427 shares of our common stock (without regard to any limitations on exercise set forth in the warrants). We cannot predict if and when the holders of Series B redeemable convertible preferred stock and warrants may sell such shares of converted or exercised common stock. The conversion of shares of Series B redeemable convertible preferred stock into shares of common stock or the exercise of warrants for shares of our common stock will result in substantial dilution to holders of our common stock. Further, the sale of a significant amount of these shares of common stock in the open market or the perception that these sales may occur could adversely affect prevailing market prices of our common stock, including causing the market price of our common stock to decline or become highly volatile.

Holders of our Series B redeemable convertible preferred stock will have rights that may restrict the ability of the Company to operate our business or be adverse to holders of our common stock.

The Certificate of Designations governing the Series B redeemable convertible preferred stock, as filed with the Secretary of State of the State of Delaware on August 21, 2017, contains a covenant that until the Series B redeemable convertible preferred stock is no longer outstanding, the Company shall maintain an unrestricted cash balance equal to the lower of $3,500,000 or the amount of preferred outstanding at any given time. Further, additional provisions contained in the Certificate of Designations may limit the Company’s ability to: (i) issue stock senior to or on parity with the Series B redeemable convertible preferred stock, (ii) incur indebtedness that would cause us to exceed a specified leverage ratio, (iii) amend, modify, alter or supplement our articles of incorporation or the Certificate of Designations in a manner that would adversely affect the rights, preferences or privileges of the Series B redeemable convertible preferred stock, and (iv) pay distributions on, purchase or redeem our common stock or other capital stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

We have refiled the incentive stock option award agreements with Mr. Enright and Ms. Czerepak dated September 22, 2017 and initially filed with our Current Report on Form 8-K on September 28, 2017 as Exhibit 10.3 and Exhibit 10.4 to this Quarterly Report on Form 10-Q. We are filing these agreements solely to include certain information that was inadvertently omitted from the copies of the agreements filed as exhibits to our Current Report on Form 8-K filed on September 28, 2017.

Item 6. Exhibits

No.	Description

2.1*	Securities Purchase Agreement between Altimmune, Inc. and the purchasers named therein dated August 16, 2017 (incorporated by reference to the Exhibit 2.1 to our Form 8-K filed on August 17, 2017)

3.1*	Amended and Restated Certificate of Incorporation, dated October 17, 2017 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on October 18, 2017)

3.2*	Certificate of Designations of the Series B Convertible Preferred Stock, dated August 21, 2017 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on August 21, 2017)

3.3*	Amended and Restated Bylaws of Altimmune, Inc. (incorporated by reference to Exhibit 3.2 to our Form 8-K filed on October 18, 2017)

4.1*	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on August 17, 2017)

10.1*	Form of Lock Up Agreement (incorporated by reference to Exhibit D of Exhibit 2.1 to our Form 8-K filed on August 17, 2017)

10.2*	Form of Voting Agreement (incorporated by reference to Exhibit E to Exhibit 2.1 to our Form 8-K filed on August 17, 2017)

10.3†	Incentive Stock Option Agreement under the Altimmune, Inc. 2017 Omnibus Incentive Plan, dated as of September 22, 2017, by and between Altimmune, Inc. and William Enright

10.4†	Incentive Stock Option Agreement under the Altimmune, Inc. 2017 Omnibus Incentive Plan, dated as of September 22, 2017, by and between Altimmune, Inc. and Elizabeth Czerepak

31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(101)	The following unaudited condensed consolidated financial statements from the Altimmune, Inc. Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017, formatted in Extensive Business Reporting Language (“XBRL”): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity for the nine months ended September 30, 2017, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference.
†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTIMMUNE, INC.

Dated: November 9, 2017	By:	/s/ William Enright
Name: William Enright
Title: President and Chief Executive Officer (principal executive officer)

Dated: November 9, 2017	By:	/s/ Elizabeth A. Czerepak
Name: Elizabeth A. Czerepak
Title: Chief Financial Officer and Executive Vice President of Corporate Development (principal financial and accounting officer)