Form 10-K/A
period 2017-12-31
Altimmune, Inc.
filed 2018-04-30
CIK 1326190

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Amendment No. 1 to Form 10-K

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on April 2, 2018 (“Original Filing Date”). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because we may not file a definitive proxy containing such information within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), Part III, Items 10 through 14 and Part IV, Item 15 of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Further, because no financial statements are included in this Amendment No. 1, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Merger Completed May 2017

On May 4, 2017, we completed our merger with privately-held Altimmune, Inc. (“Private Altimmune”) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated January 18, 2017 (as amended, the “Merger Agreement”), whereby one of our wholly owned subsidiaries merged with and into Private Altimmune, with Private Altimmune surviving as our wholly owned subsidiary (the “Merger”). In connection with the Merger, we changed our name from PharmAthene, Inc. to Altimmune, Inc. In connection with the closing of the Merger, our Common Stock began trading on The NASDAQ Global Market under the ticker symbol “ALT.”

Pursuant to the terms of the Merger Agreement, our former executive officers and several of the members of our Board resigned, and our current executive officers and new members of our Board were appointed to their applicable offices, concurrent with the closing of the Merger. Throughout this Form 10-K we primarily discuss our current executive officers and members of our Board, but in some contexts our former executive officers and Board members prior to the Merger are also discussed.

Also on May 4, 2017, in connection with and prior to the completion of the Merger, we effected a 1-for-10 reverse stock split of our Common Stock (the “Reverse Stock Split”). Under the terms of the Merger Agreement, we issued shares of our Common Stock to Private Altimmune’s stockholders, at an exchange rate of 0.749106 shares of Common Stock in exchange for each share of Private Altimmune Common Stock outstanding immediately prior to the Merger. We also assumed all of Private Altimmune’s outstanding stock options and warrants, with such stock options and warrants going forward representing the right to purchase a number of shares of our Common Stock equal to 0.749106 multiplied by the number of shares of Private Altimmune’s Common Stock previously represented by such stock options and warrants, as applicable.

Except where the context indicates otherwise, references to “we,” “us,” “our,” “Altimmune” or the “Company” refer, for periods prior to the completion of the Mergers, to Private Altimmune and its subsidiaries, and for periods following the completion of the Mergers to the combined company and its subsidiaries.

ALTIMMUNE, INC.

ANNUAL REPORT ON FORM 10-K

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Our directors are elected at each annual meeting of stockholders and hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. Our Bylaws provide that the number of Directors constituting the entire Board shall be determined by resolution of the Board. Our Board currently has seven Directors, each of whom was elected at the Company’s 2017 annual meeting of stockholders.

The names and ages of our directors as of April 27, 2018 are set forth below:

Name	Age	Position
Mitchel Sayare, Ph.D.	70	Chairman of the Board
William J. Enright	55	President, Chief Executive Officer, and Director
David J. Drutz, M.D.	80	Director
Philip L. Hodges	49	Director
John M. Gill	66	Director
Klaus O. Schafer, M.D., MPH	68	Director
Derace L. Schaffer, M.D.	70	Director

William J. Enright currently serves as our President and CEO, and prior to the completion of the Merger he served as president and CEO of Private Altimmune. He joined Private Altimmune as CEO and a member of its board of directors in June 2008 and was named President shortly thereafter. Mr. Enright brings more than 28 years of experience in a variety of positions within the life science and biotech industries. Prior to joining Private Altimmune, Mr. Enright spent six years with GenVec, Inc. (NASDAQ: GNVC) with increasing responsibilities culminating in the Head of Business Development. Mr. Enright was responsible for helping to build GenVec’s vaccine business including generating approximately $140 million of funding for vaccine-related initiatives and moving four vaccines into clinical development. Prior to GenVec, Mr. Enright was a self-employed consultant providing business development and strategic marketing services to academic institutions and a number of small to mid-size life science companies. Prior to becoming a consultant, and after spending several years as a bench scientist at SUNY at Buffalo, Mr. Enright spent 12 years with Life Technologies, Inc., working in various licensing, business management, manufacturing and research roles. Mr. Enright received a Master of Arts in Biology from SUNY at Buffalo and a Master of Science in Business Management from Johns Hopkins University.

Mitchel Sayare, Ph.D. has been a member of the Board of Directors since April 2010. Until 2010, Dr. Sayare served as the Chairman of the Board of public company ImmunoGen, Inc. (a position he had held since 1989). In addition, he served as ImmunoGen’s Chief Executive Officer from 1986 to December 31, 2009, and as its President from 1986 to 1992, and from 1994 to July 2008. Prior to joining ImmunoGen, he served as Vice President of Development of Xenogen from 1982 to 1985. Prior to that he waas Assistant Professor of Biophysics and Biochemistry at the University of Connecticut. Dr. Sayare earned a Ph.D. in biochemistry from Temple University School of Medicine. Dr. Sayare is a director of Boston IVF, Inc. and Advanced Aesthetic Technologies, Inc., both privately-held companies. Dr. Sayare was chosen to serve as a director of Altimmune because of his substantial experience as a board member and executive officer of biotechnology companies.

David J. Drutz, M.D. was appointed to our Board in connection with the completion of the Merger in May 2017, and first elected to Private Altimmune’s board of directors in January 2010 and as Board Chairman in October 2011. Dr. Drutz is the President of Pacific Biopharma Associates, a biopharmaceutical consulting company that he founded in 1999. From 2008-2015, he served variously as Director, CEO, Executive Chairman and Chief Medical Officer of DARA BioSciences (NASDAQ:DARA), an oncology supportive care company located in Raleigh, NC. He served previously as Chairman of Tranzyme (NASDAQ:TZYM; 2000-2010); and Director of MethylGene (TSX:MYG; 2000-2010) and Gentris Corporation (2007-2014). From 1999-2008 he was a general partner with Pacific Rim Ventures, a Tokyo-based venture capital firm. Dr. Drutz’s management experience includes tenures as VP Biological Sciences and VP Clinical Research at Smith Kline & French Laboratories; VP Clinical Development at Daiichi Pharmaceutical Corporation; and CEO of Inspire Pharmaceuticals

(1995-1998) and Sennes Drug Innovations (1994-1995). Earlier, Dr. Drutz was Professor of Medicine, Chief of the Division of Infectious Diseases, and the founder of the NSF Center for Cell Regulation at the UT Health Science Center, San Antonio. Dr. Drutz received his M.D. from the University of Louisville School of Medicine and postgraduate training in internal medicine and infectious diseases at Vanderbilt University School of Medicine, serving subsequently as a research medical officer in the U.S. Navy (LCDR, USNR). He is certified by the American Board of Internal Medicine; a fellow of the American College of Physicians and the Infectious Diseases Society of America; a member of Alpha Omega Alpha, the American Society of Clinical Oncology and the American Society for Clinical Investigation; and the author of more than 200 peer-reviewed publications in the area of infectious diseases. Dr. Drutz brings significant experience in biotechnology investment and as a physician to Altimmune’s board of directors.

Philip L. Hodges was appointed to our Board in connection with the completion of the Merger in May 2017, and was first elected to Private Altimmune’s board of directors in September 2003. Mr. Hodges is Managing Partner of Redmont Capital, a private equity firm located in Birmingham, Alabama, which he joined at its inception in 1997. Redmont Capital is a co-founder of Altimmune. Mr. Hodges’ investment strategy is focused on high-growth small businesses within the health care, life science and technology sectors. He currently serves as a director for several of the firm’s portfolio companies. Mr. Hodges holds a Bachelor of Science in Business Administration from the Brock School of Business at Samford University. Mr. Hodges brings significant experience as a life science investor and co-founder to Altimmune’s board of directors.

John M. Gill served as PharmAthene’s President and Chief Executive Officer from March 2015 until the completion of the Merger in May 2017. From 2003 to 2013, Mr. Gill served as the President, Chief Executive Officer, co-founder and a Director of TetraLogic Pharmaceuticals Corporation, a public biopharmaceutical company. Mr. Gill has previously held positions at 3-Dimensional Pharmaceuticals and SmithKline Beecham. After serving in the United States Marine Corps, Mr. Gill earned a B.A. from Rutgers University. Mr. Gill was chosen to serve as a director of Altimmune because of his executive and board experience in the pharmaceutical industry and his substantial financial knowledge and expertise.

Brigadier General (USAF Ret.) Klaus O. Schafer, MD, MS, MPH has over 35 years of healthcare leadership experience, having held senior positions in government and industry. He has been a board of directors member since May 2017. He previously held the position of Deputy Assistant to the Secretary of Defense for chemical and biological defense, overseeing the Department’s $1.0 billion program for vaccine, therapeutics, medical device and sensor development against biothreats. He retired from the Air Force as a Brigadier General in the role of Assistant Surgeon General, for medical readiness, science and technology. He has managed all aspects of large integrated health care delivery systems, from clinical care, to running clinics and hospitals, managing budgets, professional staffs and large science and technology portfolios. He has private sector business experience business development in imaging technology, as CEO and co-founder of TessArae LLC, a biotech medical device company. Most recently he held the position of Chief Medical Officer and client executive for health at CACI International. He has been an independent consultant since 2002 and has served as advisory board member to a number of biotech and health related companies. Dr. Schafer earned his Doctor of Medicine and Surgery at the University of Iowa, medical boards in family practice and aerospace medicine in the Air Force, a Master of Public Health at the University of Texas, a Master of Science at the Dwight D. Eisenhower School of National Security and Resource Strategy. His broad experience base relevant to Altimmune’s core technology makes him an excellent board member candidate.

Derace L. Schaffer, M.D. previously served as Vice Chairman and Chief Executive Officer of Healthcare Acquisition Corp. from April 2005 to August 2007. Dr. Schaffer is the founder and Chief Executive Officer of The Lan Group, a venture capital firm specializing in healthcare and high technology investments. He has served as Chairman of several healthcare companies, including Radiologix, Inc. when it was private, and he has been an active investor for approximately thirty years in a variety of healthcare companies. Dr. Schaffer is the founder of Radiologix. Dr. Schaffer served as Chief Executive Officer and Chairman of the Board of Ide Imaging Group, P.C. from 1980 to 2001. Dr. Schaffer has served as a director on many healthcare boards of directors, including several health systems and more than twenty healthcare services and technology companies. Dr. Schaffer received his postgraduate radiology training at Harvard Medical School and Massachusetts General Hospital, where he served as Chief Resident. He has previously served as director of American CareSource Holdings, Inc., Radiologix, King Pharmaceuticals, Inc., Allion Healthcare, Inc., and Lantheus Medical Imaging, Inc. (currently a director) (each a public company). Dr. Schaffer serves as a director on the boards of private companies Catalyst Orthosciences Inc., National Spine and Pain Centers, Inc., Medical Tracking Solutions, Inc., InstantLabs, and

Partners Imaging. Dr. Schaffer is a member of Alpha Omega Alpha, the national medical honor society. Dr. Schaffer has also been a Clinical Professor of Radiology at the University of Rochester School of Medicine as well as the Weill Cornell Medical College. Dr. Schaffer was chosen to serve as a director of Altimmune because of his substantial experience as an executive, board member and investor in the healthcare and technology industries and his practical experience in the medical field.

Executive Officers

The names and ages of our executive officers as of April 27, 2018 are set forth below:

Name	Age	Office
William J. Enright	55	President, Chief Executive Officer, and Director
Elizabeth A. Czerepak	62	Chief Financial Officer, Executive Vice President of Corporate Development and Secretary
M. Scot Roberts, Ph.D.	59	Chief Scientific Officer
Sybil Tasker, M.D., MPH	55	Chief Medical Officer

William J. Enright is our President, Chief Executive Officer and a Director. See Item 10 - “Directors” for a discussion of Mr. Enright’s business experience.

Elizabeth A. Czerepak currently serves as Chief Financial Officer, Executive Vice President of Corporate Development and Secretary of the Company. Ms. Czerepak joined Altimmune in April 2015 as its Chief Financial Officer and received the additional title of Executive Vice President of Corporate Development in January 2017. An experienced finance executive, Ms. Czerepak has led a broad range of initiatives at public and privately held pharmaceutical and biotechnology companies. As a venture capital investor and board member of several portfolio companies at Bear Stearns Health Innoventures (BSHI), she played a key role in raising hundreds of millions of dollars in private financings and IPOs, and the successful sale of two portfolio companies. From April 2014 until April 2015, Ms. Czerepak served as CFO and Chief Business Officer at Isarna Therapeutics BV and, earlier, from January 2011 until March 2014, as CFO and Principal Accounting Officer at Cancer Genetics, Inc. (NASDAQ: CGIX). Prior to CGIX, from April 2000 until June 2009, she was a founding general partner at BSHI, and from April 2000 until December 2008, she was a managing director and an NASD Registered Representative at JP Morgan Inc. and Bear Stearns & Co. Earlier in her career, Ms. Czerepak was Vice President of Business Development and a member of the U.S. executive board at BASF Pharma, and held senior-level finance, licensing and corporate development positions at Hoffmann-La Roche and Merck & Co. Ms. Czerepak has an MBA from Rutgers University and a BA magna cum laude from Marshall University.

M. Scot Roberts, Ph.D. currently serves as Chief Scientific Officer of the Company. Dr. Roberts joined Altimmune in December 2012 and has nearly 20 years of senior technical leadership experience, most recently at ImQuest BioSciences, Inc., where as Chief Scientific Officer from November 2010 until November 2012, he was responsible for managing scientific operations as well as business development opportunities in cancer and antivirals. Dr. Roberts held key positions at Wellstat Biologics Corporation from August 1996 until October 2010, including Director of Research and Development where he was responsible for a portfolio of biologic candidates in oncology including a clinical stage asset. He also led bioassay development efforts for the company and assumed leadership roles in upstream process development and animal pharmacology while at Wellstat. Dr. Roberts has significant experience in both small molecule and biologics drug development with a focus on viral vectors and antiviral therapies. Dr. Roberts completed a post-doctoral fellowship at the National Cancer Institute, Laboratory of Molecular Virology and has numerous patents and publications in peer-reviewed journals, and has been an invited speaker and Chair at numerous international conferences. Dr. Roberts received his Ph.D. from the Johns Hopkins School of Medicine, Department of Pharmacology and Molecular Sciences.

Sybil Tasker, M.D.,MPH, FACP, FIDSA serves as Chief Medical Officer of the Company. Dr. Tasker joined Altimmune as Senior Vice President of Clinical Research and Development in April 2016 and was promoted to Chief Medical Officer in May 2017, and is an experienced infectious disease clinician and fellow of the American College of Physicians and the Infectious Diseases Society of America. Prior to joining Altimmune, she led development of a therapeutic herpes simplex vaccine at Genocea Biosciences (July 2014-March 2016) and had positions of increasing responsibility in infectious disease product development strategy at two global CROs. A prior career military officer, she was the senior U.S. Navy infectious disease physician and technical advisor to Department of Defense leaders about a wide variety of infectious disease policy issues, including HIV, tropical disease, vaccination, infection control, bioterrorism and pandemic preparedness. She has extensive antimicrobial, vaccine and infectious disease-related device and diagnostic development experience across all phases of the clinical development process. Dr. Tasker earned an A.B. degree in Biochemistry from Princeton University, an M.D. degree from Columbia University and an M.P.H. degree from Johns Hopkins University School of Public Health and holds a California medical license.

CORPORATE GOVERNANCE AND BOARD MATTERS

Director independence

The Board of Directors has determined that each of our current directors, other than Messrs. Enright and Gill, currently meet the independence requirements contained in the NASDAQ listing standards and applicable tax and securities rules and regulations. None of our five independent directors has a relationship with the Company or its subsidiaries that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In compliance with the NASDAQ listing standards, we have a Board of Directors comprised of a majority of independent directors. The NASDAQ listing standards have both objective tests and a subjective test for determining who is an “independent director.” The objective tests state, for example, that a director is not considered independent if he is an employee of the Company or is a partner in or controlling shareholder or executive officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year. The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Other than Mr. Gill, none of the non-employee directors were disqualified from “independent” status under the objective tests. In assessing independence under the subjective test, the Board took into account the standards in the objective tests, and reviewed and discussed additional information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to Altimmune’s management. Based on all of the foregoing, as required by the NASDAQ listing standards, the Board made a substantive determination as to each of the independent directors that no relationship exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Board has not established categorical standards or guidelines to make these subjective determinations, but considers all relevant facts and circumstances.

In addition to Board-level standards for director independence, the directors who serve on the Audit Committee and the Compensation Committee each satisfy standards established by the SEC and the NASDAQ listing rules providing that to qualify as “independent” for purposes of membership on the Audit Committee or the Compensation Committee, members of such committees may not accept directly or indirectly any consulting, advisory or other compensatory fee from the Company other than their director compensation. Also, each of the directors who serve on the Compensation Committee has been determined to be a “non-employee director” for purposes of the applicable SEC rules and regulations and an “outside director” for purposes of the applicable tax rules.

In making its independence determinations, the Board considered transactions occurring since the beginning of 2015 between the Company and entities associated with the independent directors or members of their immediate family. In each case, the Board determined that, because of the nature of the director’s relationship with the entity and/or the amount involved, the relationship did not impair the director’s independence.

We do not have a director tenure requirement, as we believe our efforts to regularly refresh the Board with new directors, as well as natural turnover, has achieved the appropriate balance between maintaining longer-term directors with deep institutional knowledge and new directors who bring new perspectives and diversity to our Board. Notwithstanding this belief and the fact that our corporate governance guidelines and NASDAQ Global Market rules do not deem long-tenured directors to be non-independent, our Board reviews director tenure in connection with its director independence determinations.

How nominees to our Board are selected

Candidates for election to our Board of Directors are nominated by our Nominating and Corporate Governance Committee and ratified by our full Board of Directors for nomination to the stockholders. The Nominating and Corporate Governance Committee operates under a charter, which is available on our corporate website at www.altimmune.com.

The Nominating and Corporate Governance Committee will give due consideration to candidates recommended by stockholders. Stockholders may recommend candidates for the Nominating and Corporate Governance Committee’s consideration by submitting such recommendations directly to the Nominating and Corporate Governance Committee as described below under Communicating with our Board members. However, just because a recommended individual meets the minimum qualification standards does not imply that the Nominating and Corporate Governance Committee will necessarily nominate the person so recommended by a stockholder. The Nominating and Corporate Governance Committee may also engage outside search firms to assist in identifying or evaluating potential nominees. Each of Mr. Enright, Dr. Drutz, Mr. Hodges and Dr. Schafer were appointed as directors of the Company in connection with the Merger.

Board leadership structure

Currently, Mr. Enright is the Company’s President and CEO and Dr. Sayare serves as the Chairman of the Board. The Board believes that having different individuals serving in the separate roles of Chairman of the Board and CEO is in the best interest of stockholders in the Company’s current circumstances because it reflects the CEO’s responsibility over management of the Company’s operations and the Chairman’s oversight of board functions and strategic development.

Board committees

The Audit Committee of our Board reviews, acts on and reports to our Board with respect to various auditing and accounting matters, including the recommendation of our independent registered public accounting firm, the scope of the annual audits, the fees to be paid to the independent registered public accounting firm, the performance of the independent registered public accounting firm and our accounting practices. The Audit Committee currently consists of Drs. Sayare (Chair) and Shafer, and Mr. Hodges. The Board has determined that each member of the Audit Committee is an independent director in accordance with NASDAQ listing standards and that Dr. Sayare is an Audit Committee financial expert, as defined by SEC guidelines and as required by the applicable NASDAQ listing standards.

The Compensation Committee of the Board recommends, reviews and oversees the salaries, benefits and equity incentive plans for our employees, consultants, directors (other than non-employee directors) and other individuals whom we compensate. The Compensation Committee also administers our compensation plans. The Compensation Committee currently consists of Drs. Drutz (Chair) and Schaffer, and Mr. Hodges. The Board has determined that each member of the Compensation Committee is an “independent director” in accordance with NASDAQ listing standards, a “non-employee director” under the applicable SEC rules and regulations and an “outside director” under the applicable tax rules. The Compensation Committee may form subcommittees and delegate authority to such subcommittees or individuals as it deems appropriate.

The Nominating and Corporate Governance Committee of the Board selects nominees for director positions to be recommended by our Board for election as directors and for any vacancies in such positions, develops and recommends for our Board the Corporate Governance Guidelines of the Company and oversees the annual review of the performance of the Board, each director and each committee. The Nominating and Corporate Governance Committee currently consists of Mr. Hodges (Chair), and Drs. Drutz and Sayare. The Board has determined that each member of the Nominating and Corporate Governance Committee is an independent director in accordance with NASDAQ listing standards.

Meetings and attendance

During the fiscal year ended December 31, 2017 and after the completion of the Merger, the Board held 9 meetings and the Board Committees held a total of 12 meetings. Each director attended 75% or more of the total number of meetings of the Board and the Board Committees of which he was a member during the period he served as a director in fiscal year 2017. The Company has no specific policy regarding director attendance at its Annual Meeting. Generally, however, Board meetings are held immediately preceding and following the Annual Meeting, with directors attending the Annual Meeting. Our 2017 Annual Meeting was attended by all of our directors.

Board involvement in risk oversight

The Company’s management is responsible for defining the various risks facing the Company, formulating risk management policies and procedures, and managing the Company’s risk exposures on a day-to-day basis. The Board’s responsibility is to monitor the Company’s risk management processes by informing itself of the Company’s material risks and evaluating whether management has reasonable controls in place to address the material risks. The Board is not responsible, however, for defining or managing the Company’s various risks.

The Board of Directors monitors management’s responsibility for risk oversight through regular reports from management to the Audit Committee and the full Board. Furthermore, the Audit Committee reports on the matters discussed at the committee level to the full Board. The Audit Committee and the full Board focus on the material risks facing the Company, including strategic, operational, legal and regulatory risks, to assess whether management has reasonable controls in place to address these risks. In addition, the Compensation Committee is charged with reviewing and discussing with management whether the Company’s compensation arrangements are consistent with effective controls and sound risk management. Finally, risk management is a factor that the Board and the Nominating and Corporate Governance Committee consider when determining who to nominate for election as a director of the Company and which directors serve on the Audit Committee. The Board believes this division of responsibilities provides an effective and efficient approach for addressing risk management.

Code of Business Conduct and Ethics and other governance documents

We have adopted a written Code of Business Conduct and Ethics that applies to our Board of Directors and all of our employees, including our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. A copy of our code of conduct can be found on our website, http://www.altimmune.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K and under the applicable the NASDAQ Global Select Market rules by posting such information on our website in accordance with such requirements.

You may also obtain a copy of these documents free of charge by writing to Altimmune, Inc., 910 Clopper Road, Suite 201S, Gaithersburg, Maryland 20878, Attention: Investor Relations.

Copies of the charters of our Board’s Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, as well as a copy of the Company’s Corporate Governance Guidelines, can be accessed in the Investor Relations — Corporate Governance section of our website.

Communicating with our Board members

Although our Board of Directors has not adopted a formal process for stockholder communications with the Board, we make every effort to ensure that the views of stockholders are heard by the Board or by individual directors, as applicable, and we believe that this has been an effective process to date. Stockholders may communicate with the Board by sending a letter to the Altimmune, Inc. Board of Directors, c/o Corporate Secretary, 910 Clopper Road, Suite 201S, Gaithersburg, Maryland 20878. The Corporate Secretary will receive the correspondence and forward it to the Chairman of the Board, or to any individual director or directors to whom the communication is directed, as appropriate. Notwithstanding the above, the General Counsel has the authority to discard or disregard any communication that is unduly hostile, threatening, illegal or otherwise inappropriate or to take any other appropriate actions with respect to such communications.

In addition, any person, whether or not an employee, who has a concern regarding the conduct of the Company or our employees, including with respect to our accounting, internal accounting controls or auditing issues, may, in a confidential or anonymous manner, communicate that concern in writing by addressing a letter to the Chairman of the Audit Committee, c/o Corporate Secretary, at our corporate headquarters address, which is 910 Clopper Road, Suite 201S, Gaithersburg, Maryland 20878.

Section 16(a) beneficial ownership reporting compliance

The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which requires them to file reports with respect to their ownership of our Common Stock and their transactions in such Common Stock. Based solely upon a review of (i) the copies of Section 16(a) reports that the Company has received from such persons for transactions in our Common Stock and their Common Stock holdings for the 2017 fiscal year and (ii) the written representations of such persons that no annual Form 5 reports were required to be filed by them for the fiscal year, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its directors, executive officers and beneficial owners of more than 10% of its Common Stock.

Item 11. Executive Compensation.

Our named executive officers (“Named Executive Officers”) for the year ended December 31, 2017 are:

•	William J. Enright, our Chief Executive Officer;

•	Elizabeth A. Czerepak, our Chief Financial Officer;

•	Sybil Tasker, M.D., MPH, our Chief Medical Officer; and

•	John M. Gill, PharmAthene’s Former Chief Executive Officer.

Mr. Gill resigned as Chief Executive Officer in connection with the Mergers effective May 4, 2017.

Elements of Compensation

The compensation arrangement for each Named Executive Officer is intended to encourage performance and to align the Named Executive Officers’ interests with those of our stockholders. In setting compensation for our Named Executive Officers, the Compensation Committee and the Board takes into account the relative amount of compensation that is delivered on a current and long-term basis and in the form of cash and equity. The combination of performance measures for annual bonuses and the equity compensation programs for executive officers, as well as the multi-year vesting schedules for equity awards encourage employees to maintain both a short-term and a long-term view with respect to Company performance.

The Company’s executive compensation program consists of the following elements:

•	base salary;

•	annual cash bonuses;

•	stock options;

•	health and retirement benefits and perquisites; and

•	401(k) plan.

Base Salary

The Named Executive Officers receive a base salary to compensate them for services rendered to our Company. The base salary payable to each Named Executive Officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, roles and responsibilities.

Annual Performance-Based Bonus

The Named Executive Officers are entitled to receive annual performance-based cash bonuses, the amount of which is based on satisfaction of corporate and personal objectives that are established by the Board of Directors or the Compensation Committee. The annual bonuses are intended to encourage the Named Executive Officers to promote the growth of the Company’s business.

Equity Awards

The Named Executive Officers are eligible to receive equity awards under the Altimmune, Inc. 2017 Omnibus Incentive Plan (as amended, the “2017 Plan”). Awards under the 2017 Plan are intended to align the interests of the Named Executive Officers with those of our stockholders and to create a link between executive pay and the long-term performance of our common stock.

Employee Benefits

The Named Executive Officers, like our other employees, participate in health and welfare benefit plans, subject to satisfying eligibility requirements. We believe these benefits are necessary and appropriate to provide a competitive compensation package to our Named Executive Officers.

401(k) Plan

The Company maintains a tax-qualified retirement plan (the “401(k) Plan”) that provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. Eligible employees are able to participate in the 401(k) Plan as of the first day of the month following the date they meet the 401(k) Plan’s eligibility requirements, and participants are able to defer up to 100% of their eligible compensation subject to applicable annual limits under the Internal Revenue Code of 1986, as amended (the “Code”). All participants’ interests in their deferrals are 100% vested when contributed. The 401(k) Plan permits Altimmune to make matching contributions and profit sharing contributions to eligible participants. Altimmune matches contributions 100% on the first 4% of contributions made by participants.

Summary Compensation Table

The following table sets forth the total compensation that was paid to or earned by the Named Executive Officers for the 2016 and 2017 fiscal years.

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
William J. Enright	2017	368,285	87,450	—	575,000	—	—	14,399	1,045,134
Chief Executive Officer (4)	2016	322,917	150,000	—	—	—	—	10,960	483,877
Elizabeth A. Czerepak	2017	327,366	20,250	—	172,000	—	—	12,495	532,111
Chief Financial Officer	2016	290,000	87,000	—	167,000	—	—	10,600	554,600
Sybil Tasker (5)	2017	342,426	85,725	—	238,000	—	—	9,086	675,237
Chief Medical Officer	2016	210,994	50,569	—	434,200	—	—	5,800	701,563
John M. Gill (6)	2017	106,812	303,150	—	32,000	—	—	50,273	492,235
Former Chief Executive Officer of PharmAthene	2016	300,000	150,000	1,098,978	134,972	150,000	—	7,950	1,691,900

(1)	Amounts reported for Mr. Enright, Ms. Czerepak and Ms. Tasker include compensation paid by Private Altimmune prior to the completion of the Mergers.
(2)	Amounts in this column reflect the aggregate grant date fair value of stock awards and stock options granted during the covered year computed in accordance with the provisions of FASB ASC Topic 718. The assumptions used to calculate the amounts for fiscal years 2017 and 2016 are discussed in Item 8, Financial Statements and Supplementary Data.
(3)	Amounts in this column for fiscal year 2016 include employer contributions for each executive under Private Altimmune’s 401(k) plan of $10,960, $10,600 and $5,800 for Mr. Enright, Ms. Czerepak and Dr. Tasker, respectively, and under PharmAthene’s former 401(k) plan of $7,950 for Mr. Gill. For 2017, the amounts are $14,399, $12,495, $9,086 and $24,026 respectively. Amount reported for Mr. Gill in 2017 includes $26,247 in director compensation.
(4)	Compensation for Mr. Enright includes $22,917 of base salary and $50,000 in bonus that was earned by Mr. Enright in fiscal years prior to 2014 but was paid by Private Altimmune during 2016.
(5)	Dr. Tasker commenced employment with Altimmune on April 4, 2016.
(6)	Amounts reported for Mr. Gill reflect compensation paid in his role as Chief Executive Officer of PharmAthene. Amounts reported for Mr. Gill in 2017 include compensation paid to him in his role as a director of Altimmune.

Narrative to Summary Compensation Table

Agreements with Named Executive Officers

We have entered into employment agreements with each of Mr. Enright, Ms. Czerepak and Dr. Tasker. The material terms of such agreements are summarized below.

Employment Agreement with William J. Enright

The Company entered into an amended and restated employment agreement with William J. Enright, the President and Chief Executive Officer of the Company, which became effective on May 4, 2017, the date of the closing of the Mergers. The amended agreement has an initial term that will expire on December 31, 2018. Unless either the Company or Mr. Enright elect not to renew the agreement at least 90 days prior to expiration, Mr. Enright’s agreement will automatically renew for successive one-year terms effective January 1, 2019 and each January 1 thereafter.

Under the agreement, Mr. Enright will receive a base salary of $375,000 and will be eligible to receive an annual discretionary incentive bonus of up to 50% of his base salary based on achievement of performance goals established by the compensation committee of the Company’s Board (the “Compensation Committee”). Mr. Enright will be eligible to participate in the Company’s employee benefit plans made available to its similarly situated senior executives. In addition, the Company will pay the premium costs for a term life insurance policy for Mr. Enright with a benefit equal to Mr. Enright’s base salary and for short- and long-term disability plans that provide for an annual benefit of at least 60% of Mr. Enright’s base salary for as long as the disability continues. During the term of Mr. Enright’s employment, and subject to applicable securities laws or listing standards, the Company will use its best efforts to cause Mr. Enright to be nominated for election as a member of the Company’s board of directors at each annual meeting of stockholders at which Mr. Enright is up for election. Mr. Enright received a base salary increase to $425,000 in September 2017.

On May 4, 2017, the effective date of the agreement, the Compensation Committee granted Mr. Enright an option to purchase 99,927 shares of Common Stock of the Company at an exercise price of $6.50 per share (which is equal to the closing price of the Company’s Common Stock on the NYSE MKT on May 4, 2017, as adjusted for the Reverse Stock Split). Twenty five percent of the shares underlying the option were vested on the date of grant and the remaining 75% of the shares vest and become exercisable in substantially equal monthly installments over the 36 months following the date of grant; provided, that if, in the sole discretion of the Compensation Committee, the Company successfully completes a public offering then an additional 25% of the shares underlying the option shall immediately vest and the remaining 50% of the shares will vest and become exercisable in substantially equal monthly installments over the 24 months following the date of grant. The option was granted under the terms of the Altimmune, Inc. 2017 Omnibus Incentive Plan (formerly called the PharmAthene, Inc. 2017 Omnibus Incentive Plan) and is subject to the terms and conditions thereof.

In the event of an employment termination, the Company will pay Mr. Enright his earned but unpaid base salary through the date of termination, accrued but unused vacation pay, unreimbursed business expenses and such employee benefits as may be due to Mr. Enright under the terms of the applicable benefit plans (the “Accrued Benefits”).

If the Company terminates Mr. Enright’s employment without cause or Mr. Enright resigns his employment for good reason, in addition to the Accrued Benefits, Mr. Enright will be entitled to receive 12 months of base salary continuation payments, 12 months of continued coverage under the health insurance plans in which Mr. Enright participates at the time of the termination and payment of any unpaid prior year’s annual bonus. If such employment termination or resignation occurs within one year following a change of control, Mr. Enright is entitled to receive an amount equal to the sum of 18 months of his base salary plus his target annual discretionary incentive bonus for the year of termination, 12 months of continued coverage under the health insurance plans in which Mr. Enright participates at the time of the termination, payment of any unpaid prior year’s annual bonus and, in addition, all of Mr. Enright’s outstanding unvested equity awards will become vested. If any payments, whether under Mr. Enright’s employment agreement or otherwise, would be subject to the golden parachute excise tax under Section 4999 of the Internal Revenue Code (the “Code”), such payments will be reduced to the extent necessary to avoid the excise tax if doing so would result in a greater net after tax payment to Mr. Enright. Mr. Enright is required to execute and not revoke a release of claims in order to be eligible to receive severance payments or benefits, other than the Accrued Benefits.

Under the agreement, “cause” generally means Mr. Enright’s (i) material breach of his fiduciary duties, (ii) material breach of his employment agreement, (iii) willful failure or refusal to follow written policies, (iv) conviction of, or plea of guilty or nolo contendere to, a felony, or (v) continuing and willful refusal to act as directed by the Company’s board of directors. Under the agreement, “good reason” generally means (i) a reduction in Mr. Enright’s base salary or target annual bonus opportunity, (ii) a material diminution in Mr. Enright’s authorities, duties or responsibilities, or (iii) a relocation of Mr. Enright’s principal place of employment more than 50 miles from Gaithersburg, Maryland.

Mr. Enright will be subject to restrictive covenants during the term of his employment and for a period of one year following the termination of his employment. In particular, Mr. Enright will be prohibited from soliciting the Company’s customers, clients and employees and from engaging in sales, marketing or related activities on behalf of himself or another entity that directly competes with the Company and does business in the same geographical areas in which the Company does business, except that the post-employment restriction on competition does not apply if Mr. Enright’s employment is terminated for cause.

Employment Agreements with Elizabeth A. Czerepak and Sybil Tasker, M.D., MPH

The Company entered into an employment agreement with Elizabeth A. Czerepak, the Chief Financial Officer and Executive Vice President, Corporate Development and with Sybil Tasker, M.D., MPH, the Chief Medical Officer. Upon the closing of the Mergers, each of these agreements has become agreements of the Company. Each of these agreements provided for an initial term that expired on December 31, 2017, and a renewal term that is set to expire on December 31, 2018. However, unless either party elects not to renew the agreement by providing at least 90 days prior notice to the other party, the agreement will automatically renew for successive one-year terms effective January 1, 2019 and each January 1 thereafter.

The agreements provide Ms. Czerepak and Dr. Tasker with an initial base salary of $290,000. Upon the closing of the Mergers, the base salary amounts for Ms. Czerepak and Dr. Tasker was increased to $325,000, and was increased to $360,000 and $380,000 in September 2017, respectively, and Dr. Tasker was increased to $397,000 on January 1, 2018. In addition, Ms. Czerepak and Dr. Tasker are each eligible to receive an annual discretionary incentive bonus of up to 30% of their respective base salaries based on achievement of performance goals previously established by the Compensation Committee. Ms. Czerepak’s bonus target increased from 30% to 40% of base salary and Dr. Tasker’s bonus target increased from 30% to 35% of base salary on January 1, 2018. Ms. Czerepak and Dr. Tasker will be eligible to participate in the Company’s employee benefit plans made available to its similarly situated senior executives.

If, prior to a change in control, the Company terminates the employment of Ms. Czerepak or Dr. Tasker without cause or if such executive resigns for good reason, in addition to the executive’s Accrued Benefits (to which the executive is entitled on any termination of employment), the executive will be entitled to receive severance equal to six months of base salary continuation payments, six months of continued coverage under the health insurance plans in which the executive participated at the time of the termination and payment of any unpaid prior year’s annual bonus. If such employment termination or resignation occurs within the one-year period following a change in control, the executive would be entitled to receive a severance amount equal to the sum of 12 months of the executive’s base salary plus the executive’s target annual discretionary incentive bonus for the year of termination, six months of continued coverage under the health insurance plans in which the executive participates at the time of termination, payment of any unpaid prior year’s annual bonus and, in addition, all of the executive’s outstanding unvested equity awards will become vested. The agreements also provide that if any payments, whether under the agreements or otherwise, payable to the executive would be subject to the golden parachute excise tax under Section 4999 of the Code, such payments will be reduced to the extent necessary to avoid the excise tax if doing so would result in a greater net after tax payment to the executive. The executive is required to execute and not revoke a release of claims in Altimmune’s favor in order to be eligible to receive the severance payments and benefits.

Under the agreements with Ms. Czerepak and Dr. Tasker, “cause” generally means the executive’s (i) material breach of her fiduciary duties to us, (ii) material breach of her agreement, (iii) willful failure or refusal to follow Altimmune’s written policies, (iv) conviction of, or plea of guilty or nolo contendere to, a felony or (v) continuing and willful failure to act as directed by Altimmune’s board of directors or its chief executive officer. Under the agreements, “good reason” generally means (i) a reduction in the executive’s base salary or target annual bonus opportunity, (ii) a material diminution in authority, duties or responsibilities or (iii) a relocation of the executive’s principal place of employment more than 50 miles from Gaithersburg, Maryland.

Under the agreements, Ms. Czerepak and Dr. Tasker will be subject to restrictive covenants during the term of their employment and for a period of six months following termination of employment. In particular, the executives will be prohibited from soliciting the Company’s customers, clients and employees and from engaging in sales, marketing or related activities on the executive’s behalf or another entity that directly competes with the Company.

Resignation of Mr. Gill

As previously disclosed, Mr. Gill resigned as Chief Executive Officer of PharmAthene in connection with the Mergers. Mr. Gill’s annual base salary for 2016 and for the period in which he served as Chief Executive Officer in 2017 was $300,000. Even though Mr. Gill resigned as an officer, he continues to serve as a member of our Board of Directors.

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards of our Named Executive Officers as of December 31, 2017.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
William J. Enright	125,887					2.58	5/31/2018
	183,347					0.08	12/4/2021
	39,556	60,371	(1)			6.50	5/3/2027
				125,000	(2)	2.48	9/21/2027
Elizabeth A. Czerepak	119,539	59,056	(3)			13.34	5/27/2025
	4,681	14,046	(4)			13.37	4/7/2026
				62,500	(2)	2.48	9/21/2027
	62,500					2.48	9/21/2027
Sybil Tasker	13,195	35,496	(4)			13.37	4/7/2026
		40,000	(5)			4.12	6/5/2027
		50,000	(6)			2.48	9/21/2027
John Gill	4,000	—				29.20	8/13/2019
	2,000	—				31.10	6/22/2021
	—	20,000	(7)			2.50	10/12/2027

(1)	The unexercised portion of this option vests monthly in equal installments through May 2020.
(2)	This option becomes exercisable, if at all, on March 31, 2019, in three equal one-third increments if the average daily closing price of our common stock on Nasdaq for 10 consecutive trading days between September 22, 2017 and December 31, 2018 is at or above $3.75, $5.00 and $6.50, respectively.
(3)	The unexercised portion of this option vests monthly in equal installments through April 2019.
(4)	The unexercised portion of this option will vest annually in equal installments through March 2020.
(5)	This option was granted on June 6, 2017, and vests and becomes exercisable in four equal annual installments commencing on the first anniversary of the date of grant.
(6)	This option was granted on September 22, 2017 and 25% will become vested and exercisable on the first anniversary of the grant date. The aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36-month period following such anniversary date.
(7)	100% of this option will vest on April 30, 2018. Mr. Gill received this award in connection with his service as a director on our Board of Directors.

Director Compensation

The table below sets forth the compensation received by each of our non-employee directors for the fiscal year ended December 31, 2017. Drs. Runge and St. Peter and Mr. Richman resigned from the Board in connection with the Merger. Messrs. Enright’s and Gill’s compensation for fiscal year 2017 is included in the “Summary Compensation Table” above.

Name (1)	Fees earned or paid in cash ($) (2)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mitchel Sayare, Ph.D.	86,883	—	31,731	—	—	—	118,614
David J. Drutz, M.D.	139,168	—	31,731	—	—	—	170,899
Philip L. Hodges	38,058	—	31,731	—	—	—	69,789
Klaus O. Schafer, M.D., MPH	42,751	—	31,731	—	—	—	74,482
Derace L. Schaffer, M.D.	62,672	—	31,731	—	—	—	94,403
Jeffrey Runge, M.D. (3)	33,863	—	—	—	—	—	33,863
Eric I. Richman (3)	20,000	—	—	—	—	—	20,000
Steven St. Peter, M.D. (3)	—	—	—	—	—	—	—

(1)	As of December 31, 2017, each of Altimmune’s non-employee directors, including Mr. Gill, held the following stock option awards: Drs. Sayare, Drutz, Schafer, Schaffer and St. Peter 22,000, 42,980, 30,148, 22,000 and 2,000, respectively, and Messrs. Hodges and Gill 20,000 and 26,000, respectively. As of December 31, 2017, no outstanding stock awards (vested or unvested) were held by these non-employee directors. The compensation paid to Mr. Gill in connection with his role as non-employee director of Altimmune is reflected in the Summary Compensation Table above.
(2)	Drs. Sayare, Schafer, St. Peter and Runge, and Mr. Richman were paid $21,375, $14,500, $10,000, $14,250 and $10,000, respectively, for fees earned in 2016 and paid in 2017. Dr. Drutz was paid $68,420 for fees earned in prior years and paid in 2017. Additionally, Drs. Drutz and Schafer converted $274,830 and $75,250 of fees owed for prior years into Altimmune, Inc. stock at the time of merger.
(3)	Resigned from the Board effective May 4, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of April 27, 2018 by (i) each person or group of persons known by us to beneficially own more than five percent of our Common Stock, (ii) each of our named executive officers, (iii) each of our directors and nominees for director and (iv) all of our directors and executive officers as a group.

The following table gives effect to the shares of Common Stock issuable within 60 days of April 27, 2018 upon the exercise of all options and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under Section 13 of the Securities Exchange Act of 1934, as amended, and includes voting and investment power with respect to shares. Percentage of beneficial ownership is based on 25,802,072 shares of Common Stock outstanding at the close of business on April 27, 2018. Except as otherwise noted below, each person or entity named in the following table has sole voting and investment power with respect to all shares of our Common Stock that he, she or it beneficially owns.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o Altimmune, Inc., 910 Clopper Road, Suite 201S, Gaithersburg, Maryland 20878.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% or Greater Stockholders:
Novartis Bioventures Ltd. (1)	4,687,256	17.6%
Hudson Bay Capital Management LP (2)	2,554,405	9.9%
Entities affiliated with Truffle Capital (3)	2,181,220	8.4%
Entities affiliated with HealthCap (4)	1,463,853	5.7%
Directors and Named Executive Officers:
William J. Enright (5)	416,559	1.6%
Elizabeth A. Czerepak (6)	213,548	*
David J. Drutz, M.D. (7)	63,757	*
John M. Gill (8)	109,224	*
Philip L. Hodges (9)	677,292	2.6%
Mitchel Sayare, Ph.D. (10)	54,650	*
Klaus O. Schafer, M.D., MPH (11)	36,146	*
Derace L. Schaffer, M.D. (12)	625,846	2.4%
Sybil Tasker, M.D., M.P.H. (13)	34,345	*
All Executive Officers and Directors As a Group (11 persons) (14)	2,399,055	9.1%

*	Represents beneficial ownership of less than one percent of Altimmune’s outstanding Common Stock.

(1)	Consists of 3,834,048 shares of Common Stock, 1,034.80 shares of Series B convertible preferred stock, options to purchase 553 shares of Common Stock, and warrants to purchase 465,086 shares of Common Stock, all held by Novartis Bioventures Ltd., a Bermuda corporation. The board of directors of Novartis Bioventures Ltd., comprised of Simon Zivi, Michael Jones and Timothy Faries, has sole voting and investment control and power over such shares. None of the members of its board of directors has individual voting and investment power with respect to such shares and disclaims beneficial ownership of such shares. Novartis Bioventures Ltd. is an indirectly owned subsidiary of Novartis AG. The address of Novartis Bioventures Ltd. is 131 Front Street, Hamilton, Bermuda HM 12.
(2)	Based on information included in a Schedule 13G filed on February 2, 2018. Tech Opportunities LLC holds 2,879.412 shares of Series B convertible preferred stock and warrants to purchase 1,294,128 shares of Common Stock. Hudson Bay Capital Management LP serves as the Investment Manager of Tech Opportunities LLC, and Mr. Sander Gerber serves as the managing member of the Investment Manager. Pursuant to the terms of the Series B preferred stock and the warrants, Tech Opportunities LLC cannot exercise such warrants or convert such shares of convertible preferred stock if the Reporting Persons would beneficially own, after such exercise or conversion, more than 9.99% of our outstanding shares of Common Stock.

(3)	Consists of 1,993,083 shares of Common Stock, 2,879.412 shares of Series B convertible preferred stock, options to purchase 553 shares of Common Stock and warrants to purchase 299,625 shares of Common Stock held by funds managed by Truffle Capital S.A.S., a French société par actions simplifiée. The address of Truffle Capital S.A.S. is c/o Truffle Capital S.A.S., 5, rue de la Baume, 75008 Paris, France.
(4)	Consists of 1,357,917 shares of Common Stock, 101.928 shares of Series B convertible preferred stock and warrants to purchase 45,811 shares of Common Stock held by HealthCap V L.P., a Delaware registered limited partnership, and 20,670 shares of Common Stock, 1.553 shares of Series B convertible preferred stock and warrants to purchase 698 shares of Common Stock held by OFCO Club V (“OFCO”), a Swedish non-registered partnership. HealthCap V GP SA, L.L.C. (“HCSA”) is the sole general partner of HealthCap V, L.P. HCSA has voting and dispositive power over the shares held by HealthCap V, L.P. HCSA disclaims beneficial ownership of such shares, except to the extent of its pecuniary interest therein. Peder Fredrikson and Francois Kaiser, the members of the board of HCSA, share voting and dispositive power over the shares held by HealthCap V, L.P. and may be deemed to have indirect beneficial ownership of the shares held by such entities. The members of the board of HCSA disclaim beneficial ownership of shares held by HealthCap V, L.P. except to the extent of any pecuniary interest therein. The address of HealthCap V, L.P. is c/o HealthCap V GP SA, 18, Avenue d’Ouchy, 1006 Lausanne, Switzerland. OFP V Advisor AB, L.L.C. (“OFP AB”) is a member of OFCO and has voting and dispositive control over the shares held by OFCO. Bjorn Ingemar Odlander, Per Olof Eriksson, and Ann Christine Forsberg, the members of the board of OFP AB, may be deemed to possess voting and dispositive control over the shares held by OFCO and may be deemed to have indirect beneficial ownership of the shares held by OFCO. OFP AB and each of its members of the board disclaim beneficial ownership of the shares held by OFCO, except to the extent of their respective actual pecuniary interest therein. The address of OFCO Club V is c/o OFP V Advisor AB, Engelbrektsplan 1, 114 34 Stockholm, Sweden.
(5)	Consists of 364,511 shares of Common Stock, and 52,048 shares of Common Stock that can be acquired upon the exercise of outstanding options (representing the portion of options to purchase a total of 350,814 shares of Common Stock which have already vested).
(6)	Consists of 213,548 shares of Common Stock that can be acquired upon the exercise of outstanding options. (representing the portion of options to purchase a total of 322,322 shares of Common Stock which have already vested)
(7)	Consists of 63,757 shares of Common Stock, and 42,980 shares of Common Stock that can be acquired upon the exercise of outstanding options.
(8)	Consists of 83,224 shares of Common Stock, and 26,000 shares of Common Stock that can be acquired upon exercise of outstanding options.
(9)	Consists solely of shares held by Redmont Capital as described in footnote 3 above. Mr. Hodges disclaims beneficial ownership of the shares referred to in footnote 3 above, except to the extent of any pecuniary interest in such shares.
(10)	Consists of 32,650 shares of Common Stock and 22,000 shares of Common Stock that can be acquired upon exercise of outstanding options.
(11)	Consists of 5,998 shares of Common Stock (600 of which are held in escrow), and 30,148 shares of Common Stock that can be acquired upon the exercise of outstanding options.
(12)	Consists of 601,846 shares of Common Stock and 24,000 shares of Common Stock that can be acquired upon exercise of outstanding options.
(13)	Consists of 34,345 shares of Common Stock that can be acquired upon the exercise of outstanding options (representing the portion of options to purchase a total of 142,054 shares of Common Stock which have already vested).
(14)	Consists of 1,771,089 shares of Common Stock and 627,916 shares of Common Stock that can be acquired upon exercise of outstanding options within 60 days.

Equity Compensation Plan Information

The following table provides information regarding the number of securities to be issued under our equity plans, the weighted-average exercise price of options issued under our equity plans and the number of securities remaining available for future issuance under our equity plans, in each case as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,819,316	4.27	708,073
Equity compensation plans not approved by security holders	—	—	—

Total	1,819,316	4.27	708,073

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Review and approval of related party transactions

Our related parties include our directors, director nominees, executive officers, holders of more than five percent of the outstanding shares of our Common Stock and the foregoing persons’ immediate family members. We review relationships and transactions in which the Company and our related parties are participants to determine whether such related persons have a direct or indirect material interest. As required under SEC rules, transactions that are determined to be directly or indirectly material to a related party are disclosed in this Proxy Statement. In addition, the Audit Committee reviews and approves any related party transaction that is required to be disclosed. Set forth below is information concerning transactions with our related parties that is required to be disclosed under SEC rules.

Indemnification agreements

We have entered into an indemnification agreement with each of our outside directors. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Financing Agreement

In connection with the Merger Agreement, on January 28, 2017, Private Altimmune entered into a financing agreement with certain of its stockholders and directors (the “Altimmune Financing Agreement”), including Novartis Bioventures Ltd., HealthCap V LP, OFCO Club V, UFF Innovation 14 FCPI and UFF Innovation 15 FCPI, pursuant to which such stockholders irrevocably committed to: (i) participate in the private placement of Private Altimmune’s convertible securities (the “Altimmune Private Placement”) in an aggregate amount of not less than $3.5 million of gross proceeds, and (ii) participate in a private placement after the closing of the Merger (the “Post-Closing Private Placement”) to raise an aggregate of not less than $5.0 million of gross proceeds within 135 days of the closing date of the Merger. However, if the Company completes a public offering of Common Stock during such 135-day period, then the purchase price of the shares acquired in the Post-Closing Private Placement will be at the same price as the shares sold in such public offering.

Pursuant to the terms of the Altimmune Financing Agreement:

•	Novartis Bioventures Ltd. and Novartis International Pharmaceutical Investment Ltd. purchased shares of capital stock with an aggregate purchase price of $2,081,820 in the Altimmune Private Placement, received a warrant to purchase 457,898 shares of common stock in the Altimmune Private Placement and committed to purchase shares of capital stock with an aggregate purchase price of $2,918,180 in the Post-Closing Private Placement;

•	UFF Innovation 14 FCPI, UFF Innovation 15 FCPI and Truffle Fortune 4 FCPI purchased shares of capital stock with an aggregate purchase price of $458,000 in the Altimmune Private Placement and committed to purchase shares of capital stock with an aggregate purchase price of $642,000 in the Post-Closing Private Placement;

•	HealthCap V LP and OFCO Club V purchased shares of capital stock with an aggregate purchase price of $208,180 in the Altimmune Private Placement and committed to purchase shares of capital stock with an aggregate purchase price of $291,820 in the Post-Closing Private Placement;

•	David J. Drutz, M.D., one of Altimmune’s directors, agreed to the cancellation of $274,830 in indebtedness in consideration of the issuance of shares with an equivalent purchase price in the Altimmune Private Placement; and

•	Klaus O. Schafer, M.D., MPH, one of Altimmune’s directors, agreed to the cancellation of $79,330 in indebtedness in consideration of the issuance of shares with an equivalent purchase price in the Altimmune Private Placement.

Securities Purchase Agreement

As previously disclosed, on August 16, 2017, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) and a Placement Agent Agreement (the “Placement Agent Agreement”), copies of which are attached as Exhibit 2.1 and Exhibit 1.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2017, respectively. Pursuant to the terms of the Securities Purchase Agreement, we agreed to sell 15,655.714 shares of our Series B Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), which were initially convertible into an aggregate of 5,863,564 shares of our Common Stock, and warrants (the “Warrants”) initially exercisable to purchase an aggregate of 2,345,427 shares of Common Stock at an exercise price of $2.67 per share of Common Stock (the “Offering”). The Offering was conducted pursuant to the Company’s existing shelf registration statement on Form S-3 (File No. 333-217034), which was filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 30, 2017 and declared effective by the Commission on April 6, 2017. The Offering closed on August 21, 2017. The Company received net proceeds of approximately $13.0 million from the Offering, after deducting the placement agent fee, an additional fee related to our completed Merger paid to the placement agent, and our estimated offering expenses.

Pursuant to the terms of the Securities Purchase Agreement:

•	Novartis Bioventures Ltd. acquired 3,104.4 shares of our Preferred Stock and Warrants to purchase 465,086 shares of our Common Stock for an aggregate purchase price of $2,918,180;

•	Healthcap V LP acquired 305.79 shares of our Preferred Stock and Warrants to purchase 45,811 shares of our Common Stock for an aggregate purchase price of $122,314, and OFCO Club V acquired 4.67 shares of our Preferred Stock and Warrants to purchase 698 shares of our Common Stock for an aggregate purchase price of $4,380; and

•	Healthcap Innovation 14 FCPI, UFF Innovation 15 FCPI, and Truffle Fortune 4 FCPI acquired 682.98 shares of our Preferred Stock and Warrants to purchase 102,319 shares of our Common Stock for an aggregate purchase price of $642,000.

The Preferred Stock is convertible into shares of our Common Stock at an initial conversion price of $2.67 per share, and matures on August 15, 2018. The Warrants are immediately exercisable at an exercise price of $2.67 per share and expire on August 15, 2022.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to the Company for services during the fiscal years ended December 31, 2017 and 2016 by our independent registered public accounting firm, Ernst & Young LLP (“E&Y”):

Fee Category	2017	2016
Audit Fees (1)	$443,132	$449,675
Audit Related Fees (2)	$130,097	$1,252
Tax Fees (3)	$375,719	$238,145

Total	$948,948	$689,072

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s and PharmAthene’s consolidated annual financial statements included in the Company’s Annual Report on Form 10-K and review of the interim consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services that are normally provided by independent registered public accountants in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees billed for assurance and related services rendered that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”
(3)	Tax Fees were billed for services including assistance with tax compliance and the preparation of tax returns, tax consultation services, assistance in connection with tax audits and tax advice related to mergers, acquisitions and dispositions.

Pre-Approval Policies

The Audit Committee, or a designated member thereof, pre-approves 100% of all audit, audit-related, tax and other services rendered by the independent registered public accounting firm to the Company or its subsidiaries.

Immediately following the completion of each fiscal year, the Company’s independent registered public accounting firm shall submit to the Audit Committee (and the Audit Committee shall request from the independent registered public accounting firm), as soon as possible, a formal written statement describing: (i) the independent registered public accounting firm’s internal quality-control procedures; and (ii) all relationships between the independent registered public accounting firm and the Company, including at least the matters set forth in Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees), in order to assess the independent registered public accounting firm’s independence.

Immediately following the completion of each fiscal year, the independent registered public accounting firm also shall submit to the Audit Committee (and the Audit Committee shall request from the independent registered public accounting firm), a formal written statement of the fees billed by the independent registered public accounting firm to the Company in each of the last two fiscal years for each of the following categories of services rendered by the independent registered public accounting firm: (i) the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements; (ii) assurance and related services not included in clause (i) that are reasonably related to the performance of the audit or review of the Company’s financial statements, in the aggregate and by each service; (iii) tax compliance, tax advice and tax planning services, in the aggregate and by each service; and (iv) all other products and services rendered by the independent registered public accounting firm, in the aggregate and by each service.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

Reference is made to the Index to the Consolidated Financial Statements included in Item 8 of this report.

Financial Statement Schedules

Required information is included in the notes to the consolidated financial statements.

Exhibit Index

Exhibit No.	Description

2.1	Securities Purchase Agreement between Altimmune, Inc. and the purchasers named therein dated August 16, 2017 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on August 17, 2017)

2.2	Agreement and Plan of Merger and Reorganization dated as of January 18, 2017, by and among PharmAthene, Inc., Mustang Merger Sub, Inc., Mustang Merger Sub LLC, Altimmune, Inc. and Shareholder Representative Services LLC, as representative of Altimmune Securityholders (incorporated by referenced to Annex A to the Registrant’s proxy statement/prospectus/consent solicitation included as part of the Registrant’s Registration Statement on Form S-4 (File No. 333-215891) filed with the SEC on February 3, 2017)

3.1	Amended and Restated Certificate of Incorporation, dated October 17, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 18, 2017)

3.2	Certificate of Designations of the Series B Convertible Preferred Stock, dated August 21, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 21, 2017)

3.3	Amended and Restated Bylaws of Altimmune, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on October 18, 2017)

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 17, 2017)

4.2	Form of Warrant in connection with Loan and Security Agreement, dated March 30, 2012 (incorporated by reference to the Registrant’s Form 8-K filed on April 3, 2012)

10.1†	Altimmune, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 8, 2017)

10.2†	Form of Incentive Stock Option Agreement under the Altimmune, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on May 8, 2017)

10.3†	Form of Non-Qualified Stock Option Agreement under the Altimmune, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on May 8, 2017)

10.3.1†	Incentive Stock Option Agreement under the Altimmune, Inc. 2017 Omnibus Incentive Plan, dated as of September 22, 2017, by and between Altimmune, Inc. and William Enright (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on November 9, 2018)

10.3.2†	Incentive Stock Option Agreement under the Altimmune, Inc. 2017 Omnibus Incentive Plan, dated as of September 22, 2017, by and between Altimmune, Inc. and Elizabeth Czerepak (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on November 9, 2018)

10.4†	Altimmune, Inc. 2001 Employee Stock Option Plan (incorporated by reference to Exhibit 99.1 filed with the Registrant’s Form S-8 filed on May 10, 2017)

10.5†	Altimmune, Inc. 2001 Non-Employee Stock Option Plan (incorporated by reference to Exhibit 99.2 filed with the Registrant’s Form S-8 filed on May 10, 2017)

10.6§	Contract Award issued by Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated July 27, 2016 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q filed on August 14, 2018)

10.7§	Amendment No. 1 to Contract Award issued by Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated March 27, 2017 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q filed on August 14, 2018)

10.8§	Amended and Restated Exclusive License Agreement, dated as of June 2, 2014, between the UAB Research Foundation and Vaxin Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q filed on August 14, 2018)

10.9§	First Amendment to Amended and Restated Exclusive License Agreement, effective as of October 16, 2015, between UAB Research Foundation and Altimmune, Inc. (f/k/a Vaxin Inc.) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q filed on August 14, 2018)

10.10§	Second Restated License Agreement, effective as of October 4, 2005, between Crucell Holland B.V. and Vaxin Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q filed on August 14, 2018)

10.11§	Amendment No. 1 to Second Restated License Agreement, effective as of September 25, 2015, between Crucell Holland B.V. and Altimmune, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q filed on August 14, 2018)

10.12	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q filed on August 14, 2018)

10.13†	Amended and Restated Employment Agreement, dated December 7, 2015, between William J. Enright and Altimmune, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-Q filed on August 14, 2018)

10.14†	Amendment No. 1 to Amended and Restated Employment Agreement, dated January 18, 2017, between William J. Enright and Altimmune, Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-Q filed on August 14, 2018)

10.15†	Employment Agreement, dated December 7, 2015, between Elizabeth Czerepak and Altimmune, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q filed on August 14, 2018)

10.16†	Amendment No. 1 to Employment Agreement, dated January 18, 2017, between Elizabeth Czerepak and Altimmune, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-Q filed on August 14, 2018)

10.17†	Employment Agreement, dated December 7, 2015, between M. Scot Roberts and Altimmune, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-Q filed on August 14, 2018)

10.18†	Employment Agreement, dated April 4, 2016, between Sybil Tasker and Altimmune, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-Q filed on August 14, 2018)

10.19	Convertible Promissory Note Purchase Agreement, dated January 18, 2017, by and between Altimmune, Inc. and the purchasers listed therein (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-Q filed on August 14, 2018)

10.20†	Altimmune, Inc. 2001 Employee Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed on May 10, 2017)

10.21†	Altimmune, Inc. 2001 Non-Employee Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-8 filed on May 10, 2017)

10.22	Form of Lock Up Agreement (incorporated by reference to Exhibit D of Exhibit 2.1 to our Form 8-K filed on August 17, 2017)

10.23	Form of Voting Agreement (incorporated by reference to Exhibit E to Exhibit 2.1 to our Form 8-K filed on August 17, 2017)

10.24	Form of PharmAthene Voting Agreement dated as of January 18, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 19, 2017)

10.25	Form of PharmAthene Lock-Up Agreement dated as of January 18, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 19, 2017)

10.26	Form of Altimmune Lock-Up Agreement dated as of January 18, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on January 19, 2017)

10.27	Phillip MacNeill Retention and Severance Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on January 19, 2017)

10.28	Contract with the National Institutes of Health for the Production and Testing of Anthrax Recombinant Protective Antigen (rPA) Vaccine (#N01-AI-30052) (“NIH Prime Contract-Anthrax”), dated September 29, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2008)

21*	Subsidiaries

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

23.2*	Consent of BDO USA LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)

31.3#	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)

31.4#	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Filed herewith.
*	Previously filed with our Annual Report on Form 10-K filed on April 2, 2018.
**	Previously furnished with our Annual Report on Form 10-K filed on April 2, 2018.
†	Management contract or compensatory plan or arrangement.
§	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment.

Financial Statements and Schedules of Subsidiaries and Affiliates

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Gaithersburg, State of Maryland, on the 30th day of April 2018.

ALTIMMUNE, INC.

By:	/s/ William Enright
William Enright
President and Chief Executive Officer