Form 10-Q
period 2018-03-31
Altimmune, Inc.
filed 2018-05-15
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-32587

ALTIMMUNE, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2726770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

910 Clopper Road, Suite 201S, Gaithersburg, Maryland	20878
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of May 14, 2018 was 25,802,072.

ALTIMMUNE, INC.

Part I—FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements.

ALTIMMUNE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$4,559,894	$8,769,465
Restricted cash	3,534,174	3,534,174

Total cash, cash equivalents, and restricted cash	8,094,068	12,303,639
Accounts receivable	3,754,976	3,806,239
Tax refunds receivable	6,622,352	6,361,657
Prepaid expenses and other current assets	1,449,364	994,332

Total current assets	19,920,760	23,465,867
Property and equipment, net	1,374,927	603,146
Intangible assets, net	39,345,901	38,722,270
Other assets	225,133	238,917

Total assets	$60,866,721	$63,030,200

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Notes payable	$49,702	$49,702
Accounts payable	513,168	129,075
Accrued expenses	4,528,125	3,625,257
Current portion of deferred revenue	44,753	19,753
Current portion of deferred rent	19,385	15,914

Total current liabilities	5,155,133	3,839,701
Deferred income taxes	5,440,450	5,938,402
Other long-term liabilities	3,776,390	4,574,507

Total liabilities	14,371,973	14,352,610

Contingencies (Note 14)
Series B redeemable convertible preferred stock; $0.0001 par value; 16,000 shares designated; 6,958 and 12,177 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively; aggregate liquidation and redemption value of $5,954,516 at March 31, 2018	5,954,516	9,281,767

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 22,271,635 and 18,127,119 shares issued; 22,250,337 and 18,103,691 shares outstanding at March 31, 2018 and December 31, 2017, respectively	2,225	1,810
Additional paid-in capital	125,357,899	121,655,838
Accumulated deficit	(80,858,377)	(77,684,839)
Accumulated other comprehensive loss — foreign currency translation adjustments	(3,961,515)	(4,576,986)

Total stockholders’ equity	40,540,232	39,395,823

Total liabilities and stockholders’ equity	$60,866,721	$63,030,200

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALTIMMUNE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2018	2017
Revenue
Research grants and contracts	$2,686,042	$294,633
License revenue	4,938	4,938

Total revenue	2,690,980	299,571

Operating expenses
Research and development	5,746,971	2,786,122
General and administrative	2,447,894	2,030,516
Goodwill impairment charges	490,676	—

Total operating expenses	8,685,541	4,816,638

Loss from operations	(5,994,561)	(4,517,067)

Other income (expense)
Changes in fair value of warrant liability	1,547,982	—
Changes in fair value of embedded derivative	(7,042)	—
Interest expense	(870)	(60,603)
Interest income	31,590	—
Other income (expense), net	257,725	(1,111)

Total other income (expense), net	1,829,385	(61,714)

Net loss before income tax benefit	(4,165,176)	(4,578,781)
Income tax benefit	991,638	—

Net loss	(3,173,538)	(4,578,781)
Other comprehensive income — foreign currency translation adjustments	615,471	579,836

Comprehensive loss	$(2,558,067)	$(3,998,945)

Net loss	$(3,173,538)	$(4,578,781)
Preferred stock accretion and dividends	(1,891,321)	(118,356)

Net loss attributable to common stockholders	$(5,064,859)	$(4,697,137)

Weighted-average common shares outstanding, basic and diluted	20,145,270	6,917,708

Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.68)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALTIMMUNE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2018	12,177	$9,281,767	18,103,691	$1,810	$121,655,838	$(77,684,839)	$(4,576,986)	$39,395,823
Stock based compensation					363,788			363,788
Vesting of restricted stock			2,130	1	(7,050)			(7,049)
Exercises of stock options			231,098	23	18,465			18,488
Conversion of Series B redeemable convertible preferred stock into common stock	(5,219)	(5,218,572)	3,913,418	391	5,218,179			5,218,570
Accretion of Series B redeemable convertible preferred stock		1,891,321			(1,891,321)			(1,891,321)
Foreign currency translation adjustments							615,471	615,471
Net loss						(3,173,538)		(3,173,538)

Balance, March 31, 2018	6,958	$5,954,516	22,250,337	$2,225	$125,357,899	$(80,858,377)	$(3,961,515)	$40,540,232

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2017	599,285	$5,993	6,917,204	$692	$71,034,899	$(31,259,449)	$(7,574,812)	$32,207,323
Stock based compensation					197,135			197,135
Vesting of restricted stock			4,970	—	147,967			147,967
Exercises of stock options			596	—	450			450
Warrant issuance, net of deferred financing costs					548,956			548,956
Foreign currency translation adjustments							579,836	579,836
Net loss						(4,578,781)		(4,578,781)

Balance, March 31, 2017	599,285	$5,993	6,922,770	$692	$71,929,407	$(35,838,230)	$(6,994,976)	$29,102,886

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALTIMMUNE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,173,538)	$(4,578,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment charges	490,676	—
Stock-based compensation	356,709	345,036
Depreciation	25,062	12,966
Amortization	14,628	12,555
Debt discount and deferred financing charge accretion	—	38,270
Changes in fair value of warrant liability	(1,547,982)	—
Changes in fair value of embedded derivative	7,042	—
Changes in operating assets and liabilities:
Accounts receivable	51,263	129,664
Prepaid expenses and other current assets	246,403	50,553
Accounts payable	376,347	1,566,604
Accrued expenses	716,934	(733,736)
Deferred revenue	20,062	20,062
Deferred rent	49,845	(3,362)
Tax refunds receivable	(694,200)	(203,008)
Deferred tax liabilities	(497,952)	—

Net cash used in operating activities	(3,558,701)	(3,343,177)

CASH FLOWS FROM INVESTING ACTIVITIES:
Refund of cash held in escrow	—	200,000
Purchase of property and equipment	(652,635)	(39,582)
Additions to intangible assets	(14,828)	(17,295)

Net cash (used in) provided by investing activities	(667,463)	143,123

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes, net of issuance costs	—	3,018,780
Proceeds from exercise of stock options	18,488	450
Proceeds from stock subscriptions	—	35,020

Net cash provided by financing activities	18,488	3,054,250

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,895)	7,399

Net decrease in cash, cash equivalents, and restricted cash	(4,209,571)	(138,405)
Cash, cash equivalents, and restricted cash — beginning of period	12,303,639	2,876,113

Cash, cash equivalents, and restricted cash — end of period	$8,094,068	$2,737,708

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$870	$7,181

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Addition of property and equipment not yet paid	$142,950	$—

Addition of intangible assets not yet paid	$12,273	$—

Lease incentive billed but not yet received	$684,972	$—

Conversion of Series B redeemable convertible preferred stock into common stock	$5,218,570	$—

Accretion of Series B redeemable convertible preferred stock	$1,891,321	$—

Accrued expense capitalized as convertible notes	$—	$842,604

Common stock warrants issued in connection with convertible notes	$—	$566,793

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALTIMMUNE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Altimmune, Inc., headquartered in Gaithersburg, Maryland, together with its subsidiaries (collectively, the “Company” or “Altimmune”) is a clinical stage biopharmaceutical company incorporated under the laws of the State of Delaware. The Company is focused on discovering and developing immunotherapies and vaccines to address significant unmet medical needs. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital, and has financed its operations through the issuance of common and preferred stock, long-term debt, and proceeds from research grants and government contracts. The Company has not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales.

The Company’s business is a result of a merger between PharmAthene, Inc. (“PharmAthene”) and the business previously known as Altimmune, Inc. (“Private Altimmune”). In May of 2017, Private Altimmune merged with PharmAthene pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated January 18, 2017 among Private Altimmune, PharmAthene, its wholly owned acquisition subsidiaries Mustang Merger Sub Corp I Inc. (“Merger Sub Corp”) and Mustang Merger Sub II LLC (“Merger Sub LLC”). Pursuant to the Merger Agreement, Merger Sub LLC agreed to acquire 100% of the outstanding capital stock of Private Altimmune in a reverse triangular merger and reorganization pursuant to section 368(a) of the Internal Revenue Code (the “Mergers”) (see Note 4). Prior to the Mergers, PharmAthene was a publicly traded biodefense company engaged in Phase 2 clinical trials in developing a next generation anthrax vaccine.

On May 4, 2017, Private Altimmune and PharmAthene closed the Mergers in accordance with the terms of the Merger Agreement. Upon the closing of the Mergers, (i) Merger Sub Corp merged with and into Private Altimmune, with Private Altimmune remaining as the surviving corporation; (ii) Private Altimmune then merged with and into Merger Sub LLC, with Merger Sub LLC (renamed as “Altimmune LLC”) remaining as the surviving entity; and (iii) PharmAthene was renamed as “Altimmune, Inc.” Upon closing of the Mergers, all equity instruments of Private Altimmune were exchanged for corresponding equity instruments of PharmAthene (see Note 4). Except where the context indicates otherwise, references to “we,” “us,” “our,” “Altimmune” or the “Company” refer, for periods prior to the completion of the Mergers, to Private Altimmune and its subsidiaries, and for periods following the completion of the Mergers, to the combined company and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements are prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2017 included in the annual report on Form 10-K which was filed with the SEC on April 2, 2018. In the opinion of management, we have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as our audited consolidated financial statements, and these condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2018 or any future years or periods.

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

2. Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses in past years. The Company incurred a net loss of $3,173,538 and used $3,558,701 in cash to fund operations during the three months ended March 31, 2018, and had an accumulated deficit of $80,858,377 as of March 31, 2018. The Company expects to incur additional losses in the future in connection with research and development and other activities. Since inception, the Company has financed its activities principally from the issuance of equity and debt securities. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise additional debt and equity capital. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern. As of March 31, 2018, the Company does not have sufficient capital to fund its plan of operations for a twelve-month period from the expected issuance date of its financial statements as of and for the three months ended March 31, 2018.

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

3. Summary of Significant Accounting Policies

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

4. Business Combination

Pursuant to the Merger Agreement, the Company closed the Mergers with PharmAthene on May 4, 2017. In accordance with the terms of the Merger Agreement, PharmAthene issued 0.749106 (the “share exchange ratio”) of a share of PharmAthene common stock for each share of Private Altimmune’s common stock (“common stock”) outstanding as of the closing date. In addition, Private Altimmune’s stock options and warrants were also replaced with options and warrants, to purchase PharmAthene’s common stock at the same share exchange ratio of 0.749106. All historical share and per share information including common and preferred stock, restricted stock, common stock warrants, and stock options, has been retroactively adjusted to reflect the effect of the share exchange ratio. Immediately prior to closing, 599,285 shares of Series B convertible preferred stock (“convertible preferred stock”) converted into Private Altimmune common stock on a 1-for-1 basis. In addition, outstanding principal and accrued interest on the convertible notes that were issued in January 2017 (the “Notes”) converted into 316,734 shares of Private Altimmune common stock. Further, 39,758 shares of Private Altimmune common stock were issued pursuant to the accelerated vesting of restricted stock, and 660,715 shares of Private Altimmune common stock were issued as a result of warrant exercises, both in accordance with their original terms. Upon the closing of the Mergers, Private Altimmune common stock totaling 6,883,498 shares were exchanged for 6,883,498 shares of PharmAthene common stock.

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

In addition to the operating assets and liabilities of PharmAthene, Private Altimmune also acquired PharmAthene’s tax attributes, which primarily consisted of tax refunds receivable and $965,583 of net operating losses which were limited under Section 382 of the U.S. Internal Revenue Service and were fully reserved, which will expire in 2023. The Company recorded a deferred tax liability related to future tax benefits arising from an in-process research and development asset (“IPR&D”) acquired in the Mergers. Goodwill generated from the Mergers is not expected to be deductible for tax purposes.

For accounting purposes, the historical financial statements of Private Altimmune have not been adjusted to reflect the Mergers, other than adjustments to the capital structure of Private Altimmune to reflect the historical capital structure of PharmAthene. Private Altimmune incurred $2,183,671 of transaction costs, which were expensed as incurred.

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

Through December 31, 2017, the Company had recorded adjustments to the allocation of the purchase consideration that included a $44,700 adjustment to increase our tax refund receivable and a $4,535 adjustment to reduce our deferred tax liabilities, with a total adjustment of $49,235 resulting in an increase in goodwill. The adjustments were the result of a change in the tax rate being applied from 34% to 35%. Those purchase price adjustments were reflected in the consolidated balance sheet as of December 31, 2017.

During the three months ended March 31, 2018, the Company recorded adjustments to the purchase price allocation resulting in a net decrease in tax refunds receivable, with a corresponding net increase in goodwill, of $490,676. The initial tax receivable was recorded based on an estimate of taxable loss for PharmAthene’s operations from January 1, 2017 to May 4, 2017 prior to the Mergers. During the preparation of its tax return, management revised its taxable loss calculations for warrant expenses and state tax refunds, resulting in the decrease to tax refunds receivable.

The adjusted allocation of the purchase consideration was as follows:

Cash and cash equivalents	$13,684,535
Accounts receivable	1,124,462
Prepaid expenses and other current assets	597,172
Tax refunds receivable	1,556,558
Property and equipment	75,779
IPR&D	22,389,000
Goodwill	16,064,498

Total assets acquired	55,492,004

Accounts payable and accrued expenses	(2,193,785)
Deferred tax liability	(8,555,482)

Total liabilities assumed	(10,749,267)

Net assets acquired	$44,742,737

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

From the date of the Mergers through December 31, 2017, the Company experienced a significant decline in the trading price of our common stock which indicated potential impairment. Based on the results of our impairment tests performed during 2017, we had concluded that our goodwill was impaired and its full carrying value, including goodwill generated from the Mergers, was written off as an impairment charge during the year ended December 31, 2017. During the three months ended March 31, 2018, the Company recorded an additional goodwill impairment charge of $490,676 as a result of the purchase price allocation adjustments recorded during the period. There was no goodwill balance outstanding at March 31, 2018.

The operating activities of PharmAthene have been included in the accompanying condensed consolidated financial statements from the date of the Mergers. For the three months ended March 31, 2018, revenues and net income of PharmAthene included in the accompanying condensed consolidated financial statements aggregated $770,981 and $20,269, respectively.

The following unaudited pro forma information for the three months ended March 31, 2017 gives effect to the acquisition of PharmAthene as if the Mergers had occurred on January 1, 2017:

Pro forma revenue	$1,103,642
Pro forma net loss attributable to common stockholders	$(5,832,724)
Pro forma weighted-average common shares outstanding, basic and diluted	15,084,150
Pro forma net loss per share attributable to common stockholders, basic and diluted	$(0.39)

Significant nonrecurring pro forma adjustments included (i) the reversal of acquisition costs of $823,143; (ii) PharmAthene stock compensation expenses of $66,180 for the three months ended March 31, 2017 that would have been incurred prior to the pro forma acquisition date had the Mergers occurred on January 1, 2017; and (iii) accelerated vesting of restricted stock upon the Mergers of $91,957.

5. Net Loss Per Share

Because we have reported a net loss attributable to common stockholders for all periods presented, basic and diluted net loss per share attributable to common stockholders are the same for all periods presented. All historical share and per share information including common and preferred stock, restricted stock, common stock warrants, and stock options, has been retroactively adjusted to reflect the effect of the share exchange ratio (Note 4).

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss	$(3,173,538)	$(4,578,781)
Less: preferred stock accretion and dividends	(1,891,321)	(118,356)

Net loss attributable to common stockholders	$(5,064,859)	$(4,697,137)

Denominator:
Weighted-average common share outstanding, basic and diluted	20,145,270	6,917,708

Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.68)

Potential common shares issuable upon conversion, vesting or exercise of convertible preferred stock, Series B redeemable preferred stock (“redeemable preferred stock”), unvested restricted stock, common stock warrants, and stock options that are excluded from the computation of diluted weighted-average shares outstanding are as follows:

	Three Months Ended March 31,
	2018	2017
Redeemable preferred stock	2,606,028	—
Convertible preferred stock	—	599,285
Unvested restricted stock	21,298	69,576
Common stock warrants	2,350,085	661,888
Common stock options	1,706,243	1,205,324

6. Intangible Assets

Our intangible assets consisted of the following:

	March 31, 2018
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed patents	6-10 years	$705,441	$(259,845)	$445,596
Acquired licenses	16-20 years	285,000	(241,724)	43,276

Total intangible assets subject to amortization		990.441	(501,569)	488,872
IPR&D assets	Indefinite	38,857,029	—	38,857,029

Total		$39,847,470	$(501,569)	$39,345,901

	December 31, 2017
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed patents	6-10 years	$678,340	$(249,601)	$428,739
Acquired licenses	16-20 years	285,000	(237,340)	47,660

Total intangible assets subject to amortization		963,340	(486,941)	476,399
IPR&D assets	Indefinite	38,245,871	—	38,245,871

Total		$39,209,211	$(486,941)	$38,722,270

Changes in the carrying amounts of IPR&D assets for the three months ended March 31, 2018 were:

Balance, beginning of period	$38,245,871
Foreign currency translation adjustments	611,158

Balance, end of period	$38,857,029

Amortization expense of intangible assets subject to amortization totaled $14,628 and $12,555 for the three months ended March 31, 2018 and 2017, respectively. Amortization expense was classified as research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2018, future estimated amortization expense is as follows:

Years ending December 31,
Remainder of 2018	$40,319
2019	50,003
2020	36,556
2021	15,997
2022	15,997
2023 and thereafter	330,000

Total	$488,872

7. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2018	December 31, 2017
Accrued professional services	$486,556	$835,326
Accrued payroll and employee benefits	614,628	909,455
Accrued interest	536	536
Accrued construction costs	67,620	328,384
Accrued property and equipment purchases	142,950	—
Accrued research and development costs	3,215,835	1,551,556

Total	$4,528,125	$3,625,257

8. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	March 31, 2018	December 31, 2017
Unvested restricted stock	$286	$315
BPI France notes	616,371	599,927
Deferred revenue, long-term portion	154,733	159,671
Deferred rent, long-term portion	1,117,835	386,489
Common stock warrant liability	1,852,887	3,400,869
Embedded derivative	34,278	27,236

Total	$3,776,390	$4,574,507

9. Beneficial Conversion Feature

A summary of the periodic changes in beneficial conversion feature embedded in the redeemable preferred stock as of March 31, 2018 is as follows:

Balance, beginning of period	$1,338,840
Amount released during the period	(502,065)

Balance, end of period	$836,775

10. Embedded Derivative

A summary of the periodic changes in the fair value of the derivative financial instrument embedded in the redeemable preferred stock as of March 31, 2018 is as follows:

Balance, beginning of period	$27,236
Changes in fair value	7,042

Balance, end of period	$34,278

The fair value used to determine the initial carrying value of the derivative financial instrument embedded in the redeemable preferred stock was measured using Level 3 inputs and was estimated using the Monte Carlo simulation valuation model. The assumptions used to estimate the fair value of the embedded redemption derivative financial instrument were as follows:

	March 31, 2018	December 31, 2017
Expected volatility	56.60%	59.60%
Incremental borrowing rate	12.00%	12.00%
Risk-free interest rate	1.84%	1.59%

11. Warrants

A summary of warrant activity during the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017
Warrants outstanding, beginning of period	2,350,085	612,112
Issuances	—	49,776

Warrants outstanding, end of period	2,350,085	661,888

For warrants classified as a liability, the following is a summary of the periodic changes in their fair value at March 31, 2018:

Balance, beginning of period	$3,400,869
Changes in fair value	(1,547,982)

Balance, end of period	$1,852,887

The fair value of common warrants classified as a liability was estimated using the Monte Carlo simulation valuation model with Level 3 inputs. The following assumptions were used to estimate the fair value of warrants that were classified as a liability at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Expected volatility	86.70%	91.30%
Expected term (years)	4.35	4.60
Risk-free interest rate	2.51%	2.16%
Expected dividend yield	0.00%	0.00%

For warrants classified as permanent equity, the fair value used to determine their initial carrying value was measured using Level 3 inputs and was estimated using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of warrants issued during the three months ended March 31, 2017:

Expected volatility	84.40%
Expected term (years)	5.00
Risk-free interest rate	2.13%
Expected dividend yield	0.00%

12. Stock-Based Compensation

Stock Options

Our stock option awards generally vest over four years and have a contractual life of ten years. During the three months ended March 31, 2018, we granted 134,500 stock options with a weighted-average exercise price of $1.82 per share and per share weighted-average grant date fair value of $1.37. At March 31, 2018, there was $1,780,743 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.19 years.

Information related to stock options at March 31, 2018 is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding	1,706,243	$4.55	4.37	$138,896

Exercisable	775,391	$5.19	4.05	$138,896

Expected to vest	930,852	$4.02	4.65	$—

Restricted Stock

At March 31, 2018, we had 21,298 shares of unvested restricted stock with total unrecognized compensation expense of $10,811, which we expect to recognize over a weighted-average period of 2.50 years. During the three months ended March 31, 2018 and 2017, we released 2,130 and 4,970 shares of common stock from restriction, respectively, as a result of the vesting of restricted stock.

Stock-based compensation expense

Stock-based compensation expense is classified in the accompanying condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2018	2017
Research and development	$89,036	$75,075
General and administrative	267,673	269,961

Total	$356,709	$345,036

13. Income Taxes

The Company recorded an income tax benefit of $991,638 for the three months ended March 31, 2018. Income taxes for the three months ended March 31, 2018 included discrete tax benefits of $18,351 related to excess tax benefits associated with share-based compensation, and $271,356 related to a change in estimate. Excluding discrete items, the Company’s effective tax rate was 16.9% which represents a $479,601 benefit due to the Company’s projected 2018 unlimited lived Federal net operating loss that we have determined to be realizable and a $222,330 tax benefit due to the ability to carry back Maryland state NOLs generated in 2018.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Act (“SAB 118”) which allows the Company to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. Since the Tax Cuts and Jobs Act (“TCJA”) was passed in December 2017, additional regulatory guidance and accounting interpretation are expected to be released over the next year, and significant data and analysis will be required to finalize amounts recorded pursuant to TCJA. The Company considers the accounting for the deferred tax re-measurements and other items to be incomplete due to the forthcoming guidance and its ongoing analysis of final year-end data and tax positions. The Company expects to complete its analysis within the measurement period in accordance with SAB 118. The Company did not change any provisional estimates recognized in 2017 which would impact the statement of operations. Any adjustments to these amounts will be recorded to current tax expense in 2018 when the analysis is complete.

14. Contingencies

We are a party in various contractual disputes, litigation, and potential claims arising in the ordinary course of business. We do not believe that the resolution of these matters will have a material adverse effect on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q and our consolidated financial statements and related notes for the year ended December 31, 2017 included in the annual report on form 10-K, which was filed with the Securities and Exchange Commission on April 2, 2018. Except where the context indicates otherwise, references to “we,” “us,” “our,” “Altimmune” or the “Company” refer, for periods prior to the completion of the Mergers, to Private Altimmune (as defined below) and its subsidiaries, and for periods following the completion of the Mergers (as defined below), to the combined company and its subsidiaries.

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “may,” “will,” “should,” “could,” “target,” “strategy,” “intend,” “project,” “guidance,” “likely,” “usually,” “potential,” or the negative of these words or variations of such words, similar expressions, or comparable terminology are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this quarterly report on Form 10-Q, particularly in the section entitled “Risk Factors” in Part II, Item 1A, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

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

Overview

We are a clinical stage immunotherapeutics company focused on the development of products to stimulate robust and durable immune responses for the prevention and treatment of diseases. We have two proprietary platform technologies, RespirVec and Densigen, each of which has been shown, in preclinical studies and early clinical trials, to activate the immune system in distinctly different ways than traditional vaccine methods. Using these technologies, we have generated clinical product candidates which potentially represent an entirely new approach to harnessing the immune system. We have two programs using the Respirvec recombinant adenovirus technology. NasoVAX, an intranasally administered recombinant influenza vaccine, uses an adenovector to achieve expression of the influenza antigen in the target cell, thereby potentially stimulating a broader and more rapid immune response than traditional influenza vaccines. Our Phase 2 program for NasoVAX started in September 2017. Initial data, released in March 2018, indicated that NasoVAX was well tolerated at all doses tested, and achieved 100% protection with the two higher doses. We expect final data from this study will be available in the third quarter of 2018 and we expect to move forward with continued development of a quadrivalent NasoVAX product candidate which we expect will be ready for clinical evaluation in early 2019. The second RespirVec product, NasoShield, is an anthrax vaccine designed to provide rapid, stable protection after one intranasal administration. We launched a Phase 1 trial for NasoShield in the first quarter of 2018 and anticipate topline data in the third quarter of 2018.

With the support of NIAID, we are developing an alternative anthrax vaccine candidate, SparVax-L, a recombinant protein-based anthrax vaccine designed to require fewer doses and have a longer shelf life than the only currently licensed anthrax vaccine. The shelf life of the liquid formulation was insufficient to meet the government standards and the product was reformulated in a lyophilized (dry powder) formulation. We have demonstrated a significant improvement (two years at room temperature and six years at refrigerated temperatures) with the lyophilized formulation. Recent preclinical experiments have shown it to be 100% protective with a two-dose regiment (zero and 14 days) with higher toxin neutralizing antibodies than the currently licensed vaccine.

Based on the Densigen platform, HepTcell, an immunotherapy for patients chronically infected with HBV, is currently in a Phase 1 trial in the United Kingdom and South Korea. Initial results from this trial in patients with chronic HBV were inconclusive and the Company is awaiting six-month follow up results which will be available in the third quarter of 2018, to determine whether to continue with further development of HepTcell, including any further clinical trials. Oncosyn, a cancer immunotherapeutic, is in preclinical development.

Merger with PharmAthene

Our business is the result of a merger between PharmAthene, Inc. (“PharmAthene”) and the business previously known as Altimmune, Inc. (“Private Altimmune”). In May 2017, Private Altimmune merged with PharmAthene pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated January 18, 2017, by and among Private Altimmune, PharmAthene, its wholly owned acquisition subsidiaries Mustang Merger Sub Corp I Inc. (“Merger Sub Corp”) and Mustang Merger Sub II LLC (“Merger Sub LLC”). Pursuant to the Merger Agreement, Merger Sub LLC agreed to acquire 100% of the outstanding capital stock of Private Altimmune in a reverse triangular merger and reorganization pursuant to section 368(a) of the Internal Revenue Code (the “Mergers”). Prior to the Mergers, PharmAthene was a publicly traded biodefense company engaged in Phase 2 clinical trials in developing a next generation anthrax vaccine.

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

In accordance with the terms of the Merger Agreement, PharmAthene issued 0.749106 (the “share exchange ratio”) of a share of PharmAthene common stock for each share of Private Altimmune common stock outstanding as of the closing date. All historical share and per share information — including common stock, convertible preferred stock, redeemable preferred stock, common stock warrants, restricted stock, and stock options — has been retroactively adjusted to reflect the impact of the share exchange ratio. In addition, Private Altimmune stock options and warrants were also replaced with options and warrants to purchase PharmAthene’s common stock at the same exchange ratio of 0.749106. Immediately prior to closing, 599,285 shares of our convertible preferred stock were converted into Private Altimmune common stock on a 1-for-1 basis. In addition, outstanding principal and accrued interest on the Notes were converted into 316,734 shares of Private Altimmune common stock. Further, 39,758 shares of Private Altimmune common stock were issued pursuant to the accelerated vesting of restricted stock, and 660,715 shares of Private Altimmune common stock were issued as a result of warrant exercises, both in accordance with their original terms. Upon the closing of the Mergers, all outstanding shares of Private Altimmune common stock were exchanged for 6,883,498 shares of PharmAthene common stock.

Following the closing, shareholders of Private Altimmune held 58.2% of the equity interest of the combined entity and assumed control of the combined entity. As a result, the transaction has been accounted for as a reverse merger, and the assets and liabilities of PharmAthene have been recorded at their estimated fair value. The unadjusted purchase price to be allocated to PharmAthene’s assets and liabilities was estimated to be $44,742,737 as of the closing date and consisted of the shares of the combined company retained by PharmAthene shareholders, and the estimated fair value of vested PharmAthene stock options and warrants which remained outstanding as of the closing date. Also at the closing, 7,569 shares of PharmAthene outstanding stock options with an estimated fair value of $15,173 remained subject to vesting and service requirements. These unvested options will be recorded as operating expense in future periods as the services are delivered and the options vest.

Except where the context indicates otherwise, references to “we,” “us,” “our,” “Altimmune” or the “Company” refer, for periods prior to the completion of the Mergers, to Private Altimmune and its subsidiaries, and for periods following the completion of the Mergers, to the combined company and its subsidiaries.

Financing

Prior to and as a condition for the Mergers, in January 2017, Private Altimmune entered into a Convertible Promissory Note Purchase Agreement (the “Note Agreement”) for the private placement of notes (the “Notes”) for $8.6 million at 6% to be issued in two separate closings. The initial closing dated March 9, 2017 resulted in $3,150,630 of gross proceeds. The initial closing also included $196,496 of certain existing outstanding notes payable and $881,044 of certain accrued expenses that were modified and became a component of the Notes on February 28, 2017. The second closing contemplated by the Note Agreement was satisfied by the completion of the offering of Series B redeemable convertible preferred stock (“redeemable preferred stock”) in August 2017. In connection with the offering of the Notes, Private Altimmune issued warrants to purchase 49,776 shares of Private Altimmune common stock to certain noteholders, with an exercise price of $0.01 per share.

On August 16, 2017, we issued 15,656 shares of $0.0001 par value, redeemable preferred stock and warrants to purchase up to 2,345,427 shares of our common stock for total gross proceeds of $14,716,370, and incurred issuance costs totaling $1,697,800. The redeemable preferred stock matures on August 16, 2018. The maturity date may be extended at the option of the holders to ten trading days after the curing of a triggering event (as defined in the Certificate of Designations with respect to the redeemable preferred stock), or ten business days after the consummation of a change of control. In addition, the redeemable preferred stock agreements require that we reserve a sufficient number of common shares to cover at least 150% of the common shares expected to be issued upon the conversion of the redeemable preferred stock at the then current conversion price, and the exercises of common stock warrants issued in connection with the redeemable preferred stock. The redeemable preferred stock will be redeemed in nine specified installments. On each of the nine monthly specified installment dates beginning in December 2017 through maturity, we are required to convert, redeem, or a combination, one-ninth of the originally issued number of redeemable preferred stock at their stated value of $1,000 per share, for an aggregate value of $1,739,524 for each installment. If we elect to convert the installment shares, the conversion price is determined based on the lowest of (i) the then applicable conversion price (initially $2.67 per share), (ii) 85% of the average of the three lowest weighted-average prices of the common stock during the ten trading days up to the installment date, and (iii) 85% of the weighted average price of common stock on the trading day immediately before the installment date. If we elect cash redemption, the redemption amount is $1,000 per share, plus any accrued but unpaid dividends and any accrued but unpaid late charges. Through March 31, 2018, we had issued an aggregate of 6,387,898 shares of common stock in connection with the redemption of 8,698 shares of redeemable preferred stock. As of March 31, 2018, there were 6,958 shares of redeemable preferred stock still outstanding.

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

Adequate financing opportunities might not be available to us, when and if needed, on acceptable terms, or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, our operating results and prospects will be adversely affected. As of March 31, 2018, the Company does not have sufficient capital to fund its plan of operations for a twelve-month period from the expected issuance date of our March 2018 financial statements.

Critical Accounting Policies and Significant Judgment and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. and the rules and regulations of the SEC for interim financial reporting. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions, and expectations of what could occur in the future given available information.

There have been no changes in our critical accounting policies and significant judgment and estimates as disclosed in our annual report on Form 10-K for the year ended December 31, 2017. For more information regarding our critical accounting policies, we encourage you to read the discussion contained in Item 7 under the heading “Critical Accounting Policies and Significant Judgments and Estimates” and Note 4 “Summary of Significant Accounting Policies” included in the notes to the consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Increase (Decrease)
Revenue
Research grants and contracts	$2,686,042	$294,633	$2,391,409	812%
License revenue	4,938	4,938	—	—

Total revenue	2,690,980	299,571	2,391,409	798

Operating expenses
Research and development	5,746,971	2,786,122	2,960,849	106
General and administrative	2,447,894	2,030,516	417,378	21
Goodwill impairment charges	490,676	—	490,676	—

Total operating expenses	8,685,541	4,816,638	3,868,903	80

Loss from operations	(5,994,561)	(4,517,067)	(1,477,494)	(33)

Other income (expenses):
Changes in fair value of warrant liability	1,547,982	—	1,547,982	—
Changes in fair value of embedded derivative	(7,042)	—	(7,042)	—
Interest expense	(870)	(60,603)	59,733	99
Interest income	31,590	—	31,590	—
Other income (expense), net	257,725	(1,111)	258,836	23,298

Total other income (expense), net	1,829,385	(61,714)	1,891,099	3,064

Net loss before income tax benefit	(4,165,176)	(4,578,781)	413,605	9%
Income tax benefit	991,638	—	991,638	—

Net loss	$(3,173,538)	$(4,578,781)	$1,405,243	31%

The results of our operations during the three months ended March 31, 2018 include the consolidated financial results of Altimmune and PharmAthene and its subsidiaries. The operating results for the three months ended March 31, 2017 included only Altimmune.

Revenue

Revenue for the three months ended March 31, 2018 consisted primarily of research grants and contracts from BARDA and NIAID in the United States for our anthrax vaccine product candidates. Increase in research grants and contracts is the result of our launching a Phase 1 trial for NasoShield in the first quarter of 2018 which increased our billing and revenue from BARDA by approximately $1.6 million as compared to the same period in 2017. In addition, during the three months ended March 31, 2018, we recognized revenue from NIAID of approximately $771,000 which was a government contract we assumed from the Mergers with PharmAthene. Revenue for the three months ended March 31, 2017 did not include PharmAthene or the NIAID contract.

Research and development expenses

Research and development expenses increased by $3.0 million, or 106% as compared to the same period in 2017. The increase in research and development expenses was the combination of (i) the addition of $424,000 research and development costs for the SparVax-L asset acquired in the Mergers with PharmAthene; (ii) an increase of $1.2 million in spending on the development of the NasoShield product on behalf of BARDA; (iii) an increase of $346,000 in clinical trial costs for our NasoVAX Phase 2 trial; (iv) an increase of $555,000 in HepTcell costs from additional study analysis efforts; and (v) an increase of $475,000 in general research and development activities during the three months ended March 31, 2018 as compared to the same period in 2017. In addition, research and development expenses for the three months ended March 31, 2017 did not include costs incurred under the NIAID contract.

General and administrative expenses

General and administrative expenses increased by $417,000, or 21%, during the three months ended March 31, 2018 as compared to the same periods in 2017. The changes were the combined result of an increase of $917,000 in public company costs, an increase of $245,000 in salaries and benefits, offset by a decrease in acquisition costs of $823,000 incurred in connection with the Mergers during the three months ended March 31, 2017.

Goodwill impairment charges

Goodwill impairment charges reported during the three months ended March 31, 2018 represented an adjustment recorded during the measurement period to reduce tax refund receivable acquired in connection with the Mergers. The adjustment to reduce tax refund receivable resulted in a corresponding increase in goodwill which was determined to be fully impaired during the year ended December 31, 2017.

Other income (expenses), net

The increase in other income (expenses), net by $1.9 million during the three months ended March 31, 2018 as compared to the same period in 2017 was primarily the result of a change in the fair value of warrant liability of $1.5 million, and $258,000 of cash received from a claim settlement filed in previous years.

Income tax benefit

The increase in income tax benefit was the result of a net increase in tax refunds receivable of $494,000 offset by a decrease in deferred tax liabilities of $498,000 during the three months ended March 31, 2018. There was no income tax benefit or provision during the same period in 2017.

Liquidity and Capital Resources

Overview

We did not generate significant new cash resources during the three months ended March 31, 2018. Our primary source of cash during the comparable period in 2017 was $3.0 million in net proceeds received from the issuance of the Notes. Our cash, cash equivalents, and restricted cash were $8.1 million at March 31, 2018. Based on the operating cash requirements and capital expenditures expected for 2018, our cash on hand at March 31, 2018, expected tax refunds, and revenue from our government grants and contracts, are insufficient to fund operations for a twelve-month period from the expected issuance date of our March 2018 financial statements. Our ability to continue as a going concern is dependent upon our ability to raise additional debt and equity capital. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us. The current terms of our financing arrangements may make it more difficult to raise additional capital in the future. These factors raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements for the three months ended March 31, 2018 does not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.

We have not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales. Our sources of revenue consist of revenues under our contracts with BARDA and NIAID for the development of NasalShield and SparVax-L, respectively, and to a lesser degree from other licensing arrangements. We have incurred significant losses since we commenced operations. As of March 31, 2018, we had an accumulated deficit of $80.9 million since our inception. In addition, we have not generated positive cash flows from operations. We have had to rely on a variety of financing sources, including the issuance of debt and equity securities. As capital resources are consumed to fund our research and development activities, we may not have sufficient capital to fund our plan of operations. In order to address our capital needs, including our planned clinical trials, we must continue to actively pursue additional equity and/or debt financing as well as sources of non-dilutive financing.

We have a five-year contract with BARDA which has a total value of up to $127.5 million and is used to fund clinical development of NasoShield. Under the contract, BARDA pays us a fixed fee and reimburses certain costs for the research and development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine through cGMP manufacture and conduct of a Phase 2 clinical trial dose ranging assessment of safety and immunogenicity. The contract consists of an initial base performance period providing approximately $21.6 million in funding for the period July 2016 through July 2018. BARDA has seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical studies. Each option, if exercised by BARDA, would provide additional funding ranging from approximately $1.1 million to $34.4 million for the period July 2018 through July 2021. Through March 31, 2018, we have received an aggregate of approximately $8.7 million under the current BARDA contract.

As part of the Mergers, we assumed a PharmAthene contract with NIAID. The NIAID contract is incrementally funded. Over the base period of the contract, PharmAthene was awarded initial funding of approximately $5.2 million, which includes a cost reimbursement component and a fixed fee component payable upon achievement of certain milestones. NIAID exercised four options under this agreement to provide additional funding of approximately $8.8 million and an extension of the period of performance through December 31, 2017. In April 2017, PharmAthene was notified by NIAID that it will exercise only one of the additional remaining options under the contract to provide funding for a rabbit challenge study. Work under all exercised options will bring total committed and final funding under the NIAID contract to $15.3 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(3,558,701)	$(3,343,177)
Investing activities	$(667,463)	$143,123
Financing activities	$18,488	$3,054,250

Operating Activities

Net cash used in operating activities was $3.6 million for the three months ended March 31, 2018 compared to $3.3 million during the three months ended March 31, 2017.

Net cash used in operating activities during the three months ended March 31, 2018 included our net loss of $3.2 million, adjusted for $491,000 goodwill impairment charges, $357,000 in stock-based compensation expense, a $1.5 million change in the fair value of warrant liability, a $246,000 decrease in prepaid and other current assets, a $376,000 increase in accounts payable, a $717,000 increase in accrued expenses, a $694,000 increase in tax refunds receivable, a $498,000 decrease in deferred tax liability, and $55,000 from net changes in other balances.

In comparison, net cash used in operating activities of $3.3 million during the three months ended March 31, 2017 included our net loss of $4.6 million, adjusted for $345,000 of stock-based compensation expense; a $130,000 decrease in accounts receivable; a $1.6 million increase in accounts payable; a $734,000 decrease in accrued expenses; a $203,000 increase in tax refunds receivable, and $162,000 from net changes in other balances.

Investing Activities

During the three months ended March 31, 2018, net cash used in investing activities of $667,000 was primarily the result of the purchases of property and equipment. Net cash provided by investing activities of $143,000 during the three months ended March 31, 2017 was primarily the result of a $200,000 refund received from cash held in escrow in connection with the acquisition of ITS in 2015, offset by the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2018 was the result of proceeds received from option exercises. Net cash provided by financing activities during the three months ended March 31, 2017 was primarily the result of $3.0 million net proceeds received from the issuance of the Notes in January 2017.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018, and has concluded that there was no change that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

We encourage you to carefully consider the risk factors identified in the “Risk Factors” section of our annual report on Form 10-K filed with the Security and Exchange Commission on April 2, 2018. These risk factors could materially affect our business, financial condition, and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this quarterly report on Form 10-Q or elsewhere by management from time to time. Except for the information presented below, which updates and should be read in conjunction with the risk factors and information disclosed in our annual report on Form 10-K, there have been no material changes during the three months ended March 31, 2018 to the risk factors disclosed in our annual report on Form 10-K filed with the Security and Exchange Commission on April 2, 2018.

Our installment payments obligations with respect to our redeemable preferred stock are subject to certain equity conditions which could require us to meet our obligations with cash instead of issuing shares of our common stock.

In August 2017, we issued and sold 15,656 shares of our redeemable preferred stock, initially convertible into 5,863,564 shares of our common stock (without regard to any limitations on conversion governing the redeemable preferred stock). In connection with the issuance of the redeemable preferred stock, we also issued warrants initially exercisable to purchase 2,345,427 shares of our common stock (without regard to any limitations on exercise set forth in the warrants). We owe installment payments to the holders of the redeemable preferred stock starting in December of 2017 and continuing until August of 2018. We have the option, subject to the satisfaction of certain equity conditions, to meet our installment payment obligations with respect to the redeemable preferred stock by issuing shares of our common stock to the holders of the redeemable preferred stock at a conversion price based on the current market price at the time of the installment payment. The equity conditions include a requirement that the weighted average price of our common stock exceed $1.50 on a specified number of trading days during the measurement period prior to the date of each installment payment. Since March 27, 2018, our common stock has been trading below $1.50 per share. Accordingly, in order to continue to meet our installment payment obligations by issuing shares of our common stock, we will need to obtain waivers of this equity condition from the holders of our redeemable preferred stock. If such waivers are not provided, we will be obligated to meet our installment payment obligations in cash, which would require the payment of an aggregate of $1,739,524 to our redeemable preferred stock holders for each remaining installment date, which would have a significant negative impact on our cash balance and could require us to obtain additional financing or to delay, reduce or terminate our research and drug development programs or commercialization efforts.

Our ability to continue as a going concern will require us to obtain additional financing to fund our current operations, which may be unavailable on acceptable terms, or at all.

Our recurring operating losses and current operating plans raise substantial doubt about our ability to continue as a going concern. We expect to incur additional losses in the future in connection with our research and development activities. As a result, our independent registered public accounting firms included an explanatory paragraph in their reports on our consolidated financial statements as of and for the years ended December 31, 2017 and 2016 with respect to this uncertainty. Our ability to continue as a going concern will require us to obtain additional financing to fund our current operating plans. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us. Our cash on hand at March 31, 2018, our expected tax refunds, and revenue from our research grants and contracts are insufficient to fund our projected operating requirements for a twelve-month period from the expected issuance date of our March 2018 financial statements. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or terminate our research and drug development programs or commercialization efforts.

Future conditions might require us to record significant writedowns of our assets, which would adversely affect our financial position and results of operations.

We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We test our in-process research and development (“IPR&D”) assets, classified as indefinite-lived intangible assets, for impairment at least annually in the fourth quarter, or when events or changes indicate that the carrying value of our IPR&D assets may exceed their fair value. If our clinical trial results for HepTcell are unsuccessful, if we are unable to obtain further funding for SparVax-L, or if we discontinue our research and development efforts for Oncosyn, and we are unable to identify alternative sale or use for the IPR&D assets associated with these product candidates to recover some or all of the related costs, the carrying value of these IPR&D assets may be impaired and the resulting loss could be material. Any significant writedowns of our long-lived assets in the future could adversely affect our financial position and results of operations.

If we do not meet the continued listing standards of The NASDAQ Global Market, our common stock could be delisted from trading, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.

Our common stock is listed on NASDAQ, a national securities exchange, which imposes continued listing requirements with respect to listed shares. If we fail to satisfy the continued listing standards, including the maintenance of a minimum share price, or if NASDAQ, in its discretion, determines that a condition exists that makes further dealings of our Company on the exchange unwarranted, NASDAQ may issue a non-compliance letter or initiate delisting proceedings. If our securities are delisted from trading on NASDAQ or another exchange, our securities could be quoted on the OTC Marketplace or on the OTC Pink Marketplace.

Since April 5, 2018, our common stock has been trading at below $1.00 per share. As a result, we could face significant adverse consequences including:

•	a limited availability of market quotations for our securities;

•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage for us; and

•	a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3) or obtain additional financing in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

No.	Description

31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTIMMUNE, INC.

Dated: May 15, 2018	By:	/s/ William Enright
	Name:	William Enright
	Title:	President and Chief Executive Officer (principal executive officer)

Dated: May 15, 2018	By:	/s/ William Brown
	Name:	William Brown
	Title:	Interim Chief Financial Officer (principal financial and accounting officer)