Form 10-Q
period 2018-06-30
Altimmune, Inc.
filed 2018-08-14
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-32587

Altimmune, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-2726770
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

910 Clopper Road Suite 201S, Gaithersburg, Maryland	20878
Address of Principal Executive Offices	Zip Code

(240) 654-1450

Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of August 14, 2018 was 38,487,482.

ALTIMMUNE, INC.

i

Part I—FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements.

ALTIMMUNE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$4,170,770	$8,769,465
Restricted cash	591,649	3,534,174

Total cash, cash equivalents and restricted cash	4,762,419	12,303,639
Accounts receivable	2,854,512	3,806,239
Tax refund receivable	3,571,547	6,361,657
Prepaid expenses and other current assets	677,478	994,332

Total current assets	11,865,956	23,465,867
Property and equipment, net	1,475,935	603,146
Intangible assets, net	38,349,189	38,722,270
Other assets	411,250	238,917

Total assets	$52,102,330	$63,030,200

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$1,310,919	$49,702
Accounts payable	245,250	129,075
Accrued expenses and other current liabilities	5,305,868	3,625,257
Current portion of deferred revenue	32,253	19,753
Current portion of deferred rent	172,414	15,914

Total current liabilities	7,066,704	3,839,701
Deferred income taxes	4,431,044	5,938,402
Other long-term liabilities	4,284,510	4,574,507

Total liabilities	15,782,258	14,352,610

Contingencies (Note 15)
Series B redeemable convertible preferred stock; $0.0001 par value; 16,000 shares designated; 558 and 12,177 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively; aggregate liquidation and redemption value of $510,083 at June 30, 2018	510,083	9,281,767
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 37,383,133 and 18,127,119 shares issued; 37,363,965 and 18,103,691 shares outstanding at June 30, 2018 and December 31, 2017, respectively	3,737	1,810
Additional paid-in capital	130,843,634	121,655,838
Accumulated deficit	(89,997,219)	(77,684,839)
Accumulated other comprehensive loss – foreign currency translation adjustments	(5,040,163)	(4,576,986)

Total stockholders’ equity	35,809,989	39,395,823

Total liabilities and stockholders’ equity	$52,102,330	$63,030,200

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALTIMMUNE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Research grants and contracts	$2,412,193	$3,033,035	$5,098,235	$3,327,668
License revenue	4,947	4,938	9,886	9,876

Total revenue	2,417,140	3,037,973	5,108,121	3,337,544

Operating expenses
Research and development	4,918,961	5,254,729	10,665,890	8,040,851
General and administrative	2,933,982	1,794,509	5,381,917	3,825,026
Goodwill impairment charges	—	—	490,676	—

Total operating expenses	7,852,943	7,049,238	16,538,483	11,865,877

Loss from operations	(5,435,803)	(4,011,265)	(11,430,362)	(8,528,333)

Other income (expense):
Changes in fair value of warrant liability, including loss on exchange	(5,228,691)	—	(3,680,709)	—
Changes in fair value of embedded derivatives	4,912	—	(2,130)	—
Interest expense	(1,921)	(97,156)	(2,791)	(157,759)
Interest income	25,617	4,166	57,206	4,166
Other income (expense)	(49)	164	257,675	(947)

Total other income (expense)	(5,200,132)	(92,826)	(3,370,749)	(154,540)

Net loss before income tax benefit	(10,635,935)	(4,104,091)	(14,801,111)	(8,682,873)
Income tax benefit	1,497,093	993,709	2,488,731	993,709

Net loss	(9,138,842)	(3,110,382)	(12,312,380)	(7,689,164)
Other comprehensive income (loss) – foreign currency translation adjustments	(1,078,648)	1,256,970	(463,177)	1,836,806

Comprehensive loss	$(10,217,490)	$(1,853,412)	$(12,775,557)	$(5,852,358)

Net loss	$(9,138,842)	$(3,110,382)	$(12,312,380)	$(7,689,164)
Preferred stock accretion, and dividends	(700,093)	(44,713)	(2,591,414)	(163,069)

Net loss attributed to common stockholders	$(9,838,935)	$(3,155,095)	$(14,903,794)	$(7,852,233)

Weighted-average common shares outstanding, basic and diluted	28,530,423	12,245,701	24,361,010	9,596,423

Net loss per share attributed to common stockholders, basic and diluted	$(0.34)	$(0.26)	$(0.61)	$(0.82)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALTIMMUNE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2018	12,177	$9,281,767	18,103,691	$1,810	$121,655,838	$(77,684,839)	$(4,576,986)	$39,395,823
Stock based compensation					623,560			623,560
Vesting of restricted stock			4,260	1	(14,668)			(14,667)
Exercises of stock options			286,218	29	22,869			22,898
Conversion of Series B redeemable convertible preferred stock into common stock	(9,255)	(9,255,111)	13,938,805	1,394	9,253,717			9,255,111
Redemption of Series B redeemable convertible preferred stock for cash and release of embedded derivative	(2,364)	(2,364,044)			23,292			23,292
Accretion of Series B redeemable convertible preferred stock		2,847,471			(2,847,471)			(2,847,471)
Issuance of common stock for the exchange of warrants	—	—	5,030,991	503	2,126,497			2,127,000
Foreign currency translation adjustments							(463,177)	(463,177)
Net loss						(12,312,380)		(12,312,380)

Balance, June 30, 2018	558	$510,083	37,363,965	$3,737	$130,843,634	$(89,997,219)	$(5,040,163)	$35,809,989

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALTIMMUNE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,312,380)	$(7,689,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	608,893	684,088
Depreciation	77,528	37,827
Amortization	29,446	26,152
Debt discount and deferred financing cost accretion	—	98,060
Goodwill impairment charges	490,676	—
Loss on disposal of property and equipment	—	3,523
Changes in fair value of warrant liability, including loss on exchange	3,680,709	—
Changes in fair value of embedded derivatives	2,130	—
Changes in operating assets and liabilities:
Accounts receivable	951,727	(2,064,194)
Prepaid expenses and other current assets	479,600	(588,251)
Accounts payable	115,452	(1,627,477)
Accrued expenses and other current liabilities	1,160,415	716,649
Deferred revenue	2,614	2,623
Deferred rent	765,239	(8,136)
Tax refund receivable	2,244,751	(725,106)
Deferred taxes	(1,507,358)	(15,822)

Net cash used in operating activities	(3,210,558)	(11,149,228)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash assumed in acquisition	—	13,684,535
Refund of cash held in escrow	—	200,000
Purchase of property and equipment	(811,646)	(83,898)
Additions to intangible assets	(27,505)	(30,626)

Net cash (used in) provided by investing activities	(839,151)	13,770,011

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	—	(212,431)
Proceeds from issuance of convertible notes, net of issuance costs	—	3,018,780
Redemption of preferred stock	(2,364,044)	—
Cash paid in conjunction with warrant exchange	(1,100,000)	—
Proceeds from preferred stock subscription	—	46,700
Proceeds from exercise of stock options	22,898	450

Net cash (used in) provided by financing activities	(3,441,146)	2,853,499

EFFECT OF EXCHANGE RATES ON CASH	(50,365)	51,553

Net (decrease) increase in cash and cash equivalents and restricted cash	(7,541,220)	5,525,835
Cash and cash equivalents and restricted cash, beginning of period	12,303,639	2,876,113

Cash and cash equivalents and restricted cash, end of period	$4,762,419	$8,401,948

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,791	$5,030

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Addition of property and equipment not yet paid	$139,349	$—

Addition of intangible assets not yet paid	$5,763	$—

Lease incentive billed but not yet received	$139,349	$—

Conversion of Series B redeemable convertible preferred stock into common stock	$9,255,111	$—

Accretion of Series B redeemable convertible preferred stock	$2,847,471	$—

Notes payable issued in conjunction with the exchange of warrants	$1,500,000	$—

Accrued expenses and notes payable modified and replaced with convertible notes	$—	$1,077,540

Common stock warrants issued in connection with convertible notes	$—	$566,793

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

2. Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses in past years. The Company incurred a net loss of $12,312,380 and used $3,210,558 in cash to fund operations during the six months ended June 30, 2018, and had an accumulated deficit of $89,997,219 as of June 30, 2018. The Company expects to incur additional losses in the future in connection with research and development and other activities. Since inception, the Company has financed its activities principally from the issuance of equity and debt securities.

The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise additional debt and equity capital. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern. As of June 30, 2018, the Company does not have sufficient capital to fund its plan of operations for a twelve-month period from the expected issuance date of its financial statements as of and for the three and six months ended June 30, 2018.

In order to address its capital needs, including its planned clinical trials, the Company must continue to actively pursue additional equity or debt financing. The Company has been in ongoing discussions with institutional investors and investment banks with respect to such financing and filed a public registration statement on July 30, 2018 with the intention to raise capital during 2018 sufficient to finance activities through the next major clinical milestones. However, adequate financing opportunities might not be available to the Company on acceptable terms, or at all. If the Company is unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances the Company’s operating results and prospects will be adversely affected.

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

Recently Issued Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires a lessee to separate the lease components from the non-lease components in a contract and recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. It also aligns lease accounting for lessors with the revenue recognition guidance in ASU 2014-09. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The standard requires a modified retrospective approach however the FASB recently added a transition option to the leases standard that allows entities to apply the new guidance in the year of transition rather than at the beginning of the earliest period presented. The Company has not elected to early adopt this standard and is currently evaluating the impact the adoption of the standard will have on our financial statements.

In June 2018, FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718)—Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We are evaluating what impact, if any, the adoption of ASU 2018-07 may have on our financial statements.

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

In addition to the operating assets and liabilities of PharmAthene, Private Altimmune also acquired PharmAthene’s tax attributes, which primarily consisted of tax refunds receivable and $965,583 of net operating losses which were limited under Section 382 of the Internal Revenue Code and were fully reserved, which will expire in 2023. The Company recorded a deferred tax liability related to future tax benefits arising from an in-process research and development asset (“IPR&D”) acquired in the Mergers. Goodwill generated from the Mergers is not expected to be deductible for tax purposes.

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

During the six months ended June 30, 2018, the Company recorded adjustments to the purchase price allocation resulting in a net decrease in tax refunds receivable, with a corresponding net increase in goodwill, of $490,676. The initial tax receivable was recorded based on an estimate of taxable loss for PharmAthene’s operations from January 1, 2017 to May 4, 2017 prior to the Mergers. During the preparation of its tax return, management revised its taxable loss calculations for warrant expenses and state tax refunds, resulting in the decrease to tax refunds receivable.

The measurement period ended on the one-year anniversary of the Merger, and accordingly the purchase price allocation was considered final. The final adjusted allocation of the purchase consideration is as follows:

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

The operating activities of PharmAthene have been included in the accompanying condensed consolidated financial statements from the date of the Mergers. For the six months ended June 30, 2018, revenues and net income of PharmAthene included in the accompanying condensed consolidated financial statements aggregated $1,240,369 and $20,880, respectively.

The following unaudited pro forma information for the six months ended June 30, 2017 gives effect to the acquisition of PharmAthene as if the Mergers had occurred on January 1, 2017:

Pro forma revenue	$4,443,495
Pro forma net loss attributable to common stockholders	$(6,110,625)
Pro forma weighted-average common shares outstanding, basic and diluted	15,119,716
Pro forma net loss per share attributable to common stockholders, basic and diluted	$(0.40)

Significant nonrecurring pro forma adjustments included (i) the reversal of acquisition costs of $2,341,279; (ii) PharmAthene stock compensation expenses of $66,367 for the six months ended June 30, 2017 that would have been incurred prior to the pro forma acquisition date had the Mergers occurred on January 1, 2017; (iii) exclusion of the change in fair value of derivatives of $90,191, and (iv) reversal of $722,029 of interest expense from notes to be converted.

5. Exchange Agreements

On June 29, 2018 we closed on privately negotiated exchange agreements with certain investors to exchange warrants to purchase 1,593,753 common shares of the Company in exchange for:

(i)	5,030,991 shares of the Company’s common stock valued at approximately $0.42 per share;

(ii)	Convertible notes with an initial aggregate principal balance of $1,500,000, and;

(iii)	$1,100,000 in cash consideration (the “First Exchange”).

The total fair value of the consideration given in exchange for the warrants in the First Exchange was $4,727,000; which exceeded the March 31, 2018 fair value of the warrants by $3,467,935. The warrant fair value at March 31, 2018 was determined assuming an orderly transaction between market participants, using a Monte Carlo simulation valuation model. The Company was compelled to enter into the exchange transaction as Management believes the dilutive features of the common stock warrants prevented the Company from obtaining sufficient financing on acceptable terms. Accordingly, the Company recorded a loss on exchange of warrants of $3,593,082, inclusive of transaction costs of $125,147, which is reported in changes in fair value of warrant liability including loss on exchange. The Company additionally agreed to redeem the First Exchange investors’ remaining shares of Series B Preferred Stock at their face value of $2,364,044. Since the redemption occurred prior to the stated maturity date, $56,792 of the redemption price is considered a deemed dividend.

Subsequent to the First Exchange, the Company negotiated exchange agreements to issue 4,351,136 shares of common stock in exchange for warrants to purchase 675,679 common shares of the Company (the “Second Exchange”). The Second Exchange agreements were signed in July 2018. A portion of the consideration to be issued pursuant to the Second Exchange is subject to shareholder approval which the Company is seeking at its annual shareholder meeting scheduled for August 30, 2018. The consideration offered in this Second Exchange is considered to be substantially similar to the fair value on a per warrant basis of the First Exchange. Accordingly, the Company considers this transaction to be reflective of the fair value of the warrant liability at June 30, 2018 and the remaining 756,332 unexchanged warrants at June 30, 2018 are valued at $2,229,431, or $2.97 per warrant. The Company additionally agreed to convert the Second Exchange investors’ remaining shares of Series B Preferred Stock for 963,711 shares of common stock and $22,241.

The following is a summary of the income statement effect of changes in the Company’s outstanding warrants:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Changes in fair value of warrants	1,635,609	87,627
Loss on warrants exchange June 29, 2018	3,467,935	3,467,935
Transaction Costs	125,147	125,147

Change in fair value of warrant liability, including loss on exchange	$5,228,691	$3,680,709

In conjunction with the First Exchange the Company issued convertible notes (the “Exchange Notes”) with an aggregate principal value of $1,500,000, which are initially convertible into up to 2,205,883 shares of our common stock at the holder’s option on the maturity date. The notes are also convertible in the event of default, at which time the balance of the note increases by 112% and is convertible at a share price equal to the lower of $0.68 per share or 75% of the weighted average price of common stock during the twenty consecutive trading day period immediately preceding the event of default. In the event the weighted average price of common stock as defined above is below $0.15 per share, then a supplemental cash payment is due to the note holder.

The Exchange Notes mature on December 29, 2018, when the entire principal and any unpaid interest will be due. These notes earn interest at a stated rate of 1% each month and interest is payable on the last business day of each month.

The conversion and redemption options embedded in the Exchange Notes qualify for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability resulted in a discount to the convertible note of $180,611, making the carrying value of the note $1,319,389. The carrying value of the convertible note will be accreted over the term of the convertible note, beginning in Q3 2018. Additionally, $58,172 in debt issuance costs were capitalized and will be recognized over the term of the note.

The value of the shares of the Company’s common stock which were part of the exchange consideration were valued at a 5% discount to the June 29, 2018 closing price. This amount is considered a marketability discount calculated based on an analysis of the leak out provision provided for in the exchange agreements. The key assumptions used in calculating the marketability discount were:

Holding period, in years	0.03
Risk free rate	1.77%
Dividend yield	0%
Volatility	109.9%

6. Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(9,138,842)	$(3,110,382)	$(12,312,380)	$(7,689,164)
Less: Preferred stock accretion and dividends	(700,093)	(44,713)	(2,591,414)	(163,069)

Net loss attributed to common stockholders	$(9,838,935)	$(3,155,095)	$(14,903,794)	$(7,852,233)

Denominator:
Weighted-average common shares outstanding, basic and diluted	28,530,423	12,245,701	24,361,010	9,596,423

Net loss per share attributed to common stockholders, basic and diluted	$(0.34)	$(0.26)	$(0.61)	$(0.82)

Potential common shares issuable upon conversion, vesting or exercise of preferred stock, unvested restricted stock, common stock warrants, and stock options that are excluded from the computation of diluted weighted-average shares outstanding are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Preferred stock	208,989	—	208,989	—
Common stock warrants	756,332	4,658	756,332	4,658
Common stock options	1,615,380	1,469,659	1,615,380	1,469,659
Restricted stock	19,168	36,962	19,168	36,962

7. Intangible Assets

Our intangible assets consisted of the following:

	June 30, 2018
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed patents	6-10 years	$711,616	$(270,869)	$440,747
Acquired licenses	16-20 years	285,000	(245,526)	39,474

Total intangible assets subject to amortization		996,616	(516,395)	480,221
IPR&D assets	Indefinite	37,868,968	—	37,868,968

Total		$38,865,584	$(516,395)	$38,349,189

	December 31, 2017
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed patents	6-10 years	$678,340	$(249,601)	$428,739
Acquired licenses	16-20 years	285,000	(237,340)	47,660

Total intangible assets subject to amortization		963,340	(486,941)	476,399
IPR&D assets	Indefinite	38,245,871	—	38,245,871

Total		$39,209,211	$(486,941)	$38,722,270

Changes in the carrying amounts of IPR&D assets for the six months ended June 30, 2018 were:

Balance, beginning of period	$38,245,871
Foreign currency translation adjustments	(376,903)

Balance, end of period	$37,868,968

Amortization expense of intangible assets subject to amortization totaled $14,972 and $13,597 for the three months ended June 30, 2018 and 2017, and $29,446 and $26,152 for the six months ended June 30, 2018 and 2017, respectively. Amortization expense was classified as research and development expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2018, future estimated amortization expense is as follows:

Years ending December 31,
The remainder of 2018	$30,816
2019	59,377
2020	45,930
2021	25,371
2022	25,371
2023 and thereafter	293,356

Total	$480,221

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2018	December 31, 2017
Accrued professional services	$1,152,368	$835,326
Accrued payroll and employee benefits	1,263,130	909,455
Accrued interest	1,536	536
Accrued construction costs	2,517	328,384
Accrued research and development costs	2,886,317	1,551,556

Total	$5,305,868	$3,625,257

9. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	June 30, 2018	December 31, 2017
Unvested restricted stock	$256	$315
BPI France notes	583,776	599,927
Deferred revenue, long-term portion	149,785	159,671
Deferred rent, long-term portion	1,134,577	386,489
Common stock warrant liability	2,229,431	3,400,869
Embedded derivatives	186,685	27,236

Total	$4,284,510	$4,574,507

10. Beneficial Conversion Feature

A summary of the periodic changes in beneficial conversion feature embedded in the redeemable preferred stock as of June 30, 2018 is as follows:

Balance, beginning of period	$1,338,840
Amount released during the period	(1,231,572)

Balance, end of period	$107,268

11. Embedded Derivatives

A summary of the periodic changes in the fair value of the derivative financial instruments embedded in the redeemable preferred stock and Exchange Notes (see Note 5) as of June 30, 2018 is as follows:

	Derivatives embedded in:
	Redeemable Preferred	Exchange Notes
Balance, beginning of period	$27,236	$—
Issuance of derivatives with Exchange Notes	—	180,611
Derivative released on redemption of preferred stock	(23,292)	—
Changes in fair value	2,130	—

Balance, end of period	$6,074	$180,611

The fair value used to determine the initial carrying value of the derivative financial instruments embedded in the Exchange Notes were measured using Level 3 inputs and were estimated using the Monte Carlo simulation valuation model. The key assumptions used to estimate the fair value of the embedded redemption and conversion derivatives embedded in the Exchange Notes were as follows:

Estimated annual equity volatility	93.5%
Default factor	33.0%
Risk-free interest rate	2.1%

12. Warrants

A summary of warrant activity during the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Warrants outstanding, beginning of period	2,350,085	666,546	2,350,085	616,770
Issuances	—	—	—	49,776
Exchanges	(1,593,753)	—	(1,593,753)	—
Exercises and conversions	—	(661,888)	—	(661,888)

Warrants outstanding, end of period	756,332	4,658	756,332	4,658

For warrants classified as a liability, the following is a summary of the periodic changes in their fair value at June 30, 2018:

Balance, beginning of period	$3,400,869
Changes in fair value (Monte Carlo simulation valuation)	(1,547,982)

Balance, March 31, 2018	1,852,887
Warrants settled in First Exchange	(1,259,065)
Changes in fair value of remaining warrants (Negotiated value)	1,635,609

Balance, end of period	$2,229,431

13. Stock-Based Compensation

Stock Options

The Company’s stock option awards generally vest over four years and typically have a contractual life of ten years. At June 30, 2018, there was $1,204,432 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.5 years. During the three and six months ended June 30, 2018, the Company issued 55,120 and 286,218 shares of common stock, respectively, as a result of option exercises.

Information related to stock options outstanding at June 30, 2018 is as follows:

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding	1,615,380	$4.03	4.91	$267,759

Exercisable	702,735	$5.91	5.48	$83,042

Expected to vest	912,645	$2.59	4.47	$184,717

Restricted Stock

At June 30, 2018, we had unvested restricted stock of 19,168 shares with total unrecognized compensation expense of $3,230, which we expect to recognize over a weighted average period of approximately 2.3 years. During the three and six months ended June 30, 2018, the Company released 2,130 and 4,260 shares of common stock from restriction, respectively, as a result of the vesting of restricted stock.

Stock-based compensation expense

Stock-based compensation expense is classified in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$108,276	$81,213	$197,312	$156,288
General and administrative	143,850	257,774	411,581	527,800

Total	$252,126	$338,987	$608,893	$684,088

14. Income Taxes

The Company recorded an income tax benefit of $1,497,093 and $2,488,731 for the three and six months ended June 30, 2018, respectively. Income taxes for the six months ended June 30, 2018 included discrete tax benefits of $18,351 related to excess tax benefits associated with share-based compensation, and $271,356 related to a change in estimate. Excluding discrete items, the Company’s annual effective tax rate through June 30, 2018 was 16.81% which includes a $1.5 million benefit due to the Company’s projected 2018 unlimited lived Federal net operating loss (“NOL”) that we have determined to be realizable and a $0.7 million tax benefit due to the ability to carry back Maryland state NOLs generated in 2018. The effective tax rate deviates from the statutory rate primarily due to permanent tax adjustments related to changes in fair value of warrant liability, including loss on exchange described in Note 5.

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

15. Contingencies

The Company is a party in various other contractual disputes, litigation, and potential claims arising in the ordinary course of business. We do not believe that the resolution of these matters will have a material adverse effect on our financial position or results of operations.

16. Subsequent events

Refer to Note 5 for a description of the Exchange Agreements entered into on July 11, 2018.

The Company was granted a three-month extension on its secured line of credit agreement that originally matured in April 2018. On July 27, 2018, the Company renewed this agreement for a six-month term with an increase to the borrowing capacity from $250,000 to $1,750,000 subject to a minimum liquidity requirement equal to the outstanding balance of the line.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q and our consolidated financial statements and related notes for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K, which was filed with the Securities and Exchange Commission on April 2, 2018. Except where the context indicates otherwise, references to “we,” “us,” “our,” “Altimmune” or the “Company” refer, for periods prior to the completion of the Mergers, to Private Altimmune (as defined below) and its subsidiaries, and for periods following the completion of the Mergers (as defined below), to the combined company and its subsidiaries.

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

Overview

We are a clinical stage immunotherapeutics company focused on the development of products to stimulate robust and durable immune responses for the prevention and treatment of diseases. Our most advanced product candidate is NasoVAX, an intranasally administered recombinant influenza vaccine that uses an adenovector to achieve expression of the influenza antigen in the target cell thereby potentially stimulating a broader and more rapid immune response than traditional influenza vaccines. We recently completed our first Phase 2 study for NasoVAX. Initial data, released in March 2018, indicated that NasoVAX was well tolerated at all doses tested. Additionally, the achievement of 100% seroprotection at two of the three dose levels studied sets it apart from other intranasally administered vaccines. Strong T-cell responses were observed at the highest dose. This combination of antibody and T-cell responses provides the potential for preventing infection and shedding of the flu virus. Intranasal delivery also has the potential to develop mucosal immunity in the respiratory tract which may act to block the ability of the influenza virus to even initiate an infection. In addition, NasoVAX is manufactured using a cell culture technique instead of in chicken eggs. The CDC reported this year that influenza vaccines produced in cell culture had higher efficacy than those produced in chicken eggs. We expect additional data from this study will be available in the third quarter of 2018 and to continue the development of the NasoVAX product candidate in an additional Phase 2 trial in 2019.

We are also developing two government funded assets, NasoShield and SparVax-L. NasoShield is an anthrax vaccine designed to provide rapid, stable protection after a single intranasal administration. In a head-to-head comparison with the existing approved anthrax vaccine in a gold-standard animal model, a single dose of NasoShield showed complete protection from inhalation anthrax and was non-inferior to multiple doses of the existing approved anthrax vaccine while providing for a more rapid and stable immune response. We have developed the product candidate with the support of the Biomedical Advanced Research and Development Authority (“BARDA”), and with their continued financial and contractual support, we launched a Phase 1 trial with NasoShield in first quarter of 2018 and are anticipating topline data from this trial in the third quarter of 2018. We anticipate that positive Phase 1 data will trigger additional funding through the exercise of some of the contract options currently in place under our BARDA contract.

With the support of the National Institutes of Allergy and Infectious Diseases, or NIAID, we are developing, SparVax-L, a recombinant protein-based anthrax vaccine designed to require fewer doses and have a longer shelf life than the only currently licensed anthrax vaccine. We have demonstrated a significant improvement in shelf life (two years at room temperature and six years at refrigerated temperatures) with a lyophilized formulation. Recent preclinical experiments have shown it to be 100% protective with a two-dose regimen (administered on study Days 0 and 14 days) with higher protective (toxin neutralizing) antibodies than the currently licensed vaccine administered under the same schedule. We are seeking additional government funding to continue to move this program forward.

HepTcell, an immunotherapy for patients chronically infected with HBV, has recently completed a Phase 1 trial in the United Kingdom and South Korea. While generally well tolerated, the initial immunogenicity results from this trial in patients with chronic HBV were inconclusive and the Company is awaiting six-month follow up results that will be available in the fourth quarter of 2018, to determine whether to continue with further development of HepTcell, including any further clinical trials.

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

On June 29, 2018 we entered into exchange agreements with certain holders of our Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) and warrants (“Existing Warrants”) pursuant to which, we (i) issued an aggregate of 5,030,991 shares of common stock, (ii) issued convertible notes (the “Exchange Notes”) with an aggregate principal value of $1,500,000, which are initially convertible into up to 2,205,883 shares of our common stock upon the default by the Company or at the holder’s option on the maturity date and is subject to adjustment under certain circumstances in accordance with the terms of the Exchange Notes and (iii) paid $1,100,000 in aggregate cash consideration, all in exchange for Existing Warrants to purchase 1,593,753 shares of common stock. We refer to these transactions as the “First Exchange”. In addition, the Company agreed to redeem all these holders remaining shares of Series B Preferred Stock, in cash, at the face value of $2,364,044.

On July 11, 2018, we entered into exchange agreements with certain other holders of our Series B Preferred Stock and Existing Warrants pursuant to which we (i) issued an aggregate of 963,711 shares of common stock and (ii) paid $22,241 in cash, all in exchange for all of the outstanding shares of our Series B Preferred Stock. Subject to receipt of stockholder approval, which we are seeking at our annual meeting of stockholders scheduled for August 30, 2018, we will issue an additional 4,351,136 shares of common stock in exchange for Existing Warrants to purchase 675,679 shares of common stock. We refer to these transactions as the “Second Exchange” and together with the First Exchange as the “Exchanges”.

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

As capital resources are consumed to fund our research and development activities, we may not have sufficient capital to fund our plan of operations. In order to address our capital needs, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing. The Company has been in ongoing discussions with institutional investors and investment banks with respect to such financing and filed a public registration statement on July 30, 2018 with the intention to raise capital during 2018 sufficient to finance activities through the next major clinical milestones.

Adequate financing opportunities might not be available to us, when and if needed, on acceptable terms, or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, our operating results and prospects will be adversely affected. As of June 30, 2018, the Company does not have sufficient capital to fund its plan of operations for a twelve-month period from the expected issuance date of our June 2018 financial statements.

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

Results of Operations

Comparison of the three months ended June 30, 2018 and 2017

	Three Months Ended June 30,
	2018	2017	Increase (Decrease)
Revenue
Research grants and contracts	$2,412,193	3,033,035	$(620,842)	(20)%
License revenue	4,947	4,938	(9)	—

Total revenue	2,417,140	3,037,973	(620,833)	(20)

Operating expenses
Research and development	4,918,961	5,254,729	(335,768)	(6)
General and administrative	2,933,982	1,794,509	1,139,473	63

Total operating expenses	7,852,943	7,049,238	803,705	11

Loss from operations	(5,435,803)	(4,011,265)	(1,424,538)	(36)

Other income (expense):
Changes in fair value of warrant liability, including loss on exchange	(5,228,691)	—	(5,228,691)	—
Changes in fair value of embedded derivative	4,912	—	4,912	—
Interest expense	(1,921)	(97,156)	95,235	98
Interest income	25,617	4,166	21,451	515
Other income (expenses)	(49)	164	(213)	(130)

Total other income (expense)	(5,200,132)	(92,826)	(5,107,306)	(5,502)

Net loss before income tax benefit	(10,635,935)	(4,104,091)	(6,531,844)	(159)
Income tax benefit	1,497,093	993,709	503,384	51

Net loss	$(9,138,842)	$(3,110,382)	$(6,028,460)	(194)%

Comparison of the six months ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017	Increase (Decrease)
Revenue
Research grants and contracts	$5,098,235	3,327668	$1,770,567	53%
License revenue	9,886	9,876	10	—

Total revenue	5,108,121	3,337,544	1,770,577	53

Operating expenses
Research and development	10,665,890	8,040,851	2,625,039	33
General and administrative	5,381,917	3,825,026	1,556,891	41
Goodwill impairment	490,676	—	490,676	—

Total operating expenses	16,538,483	11,865,877	4,672,606	39

Loss from operations	(11,430,362)	(8,528,333)	(2,902,029)	(34)

Other income (expense):
Changes in fair value of warrant liability, including loss on exchange	(3,680,709)	—	(3,680,709)	—
Changes in fair value of embedded derivative	(2,130)	—	(2,130)	—
Interest expense	(2,791)	(157,759)	154,968	98
Interest income	57,206	4,166	53,040	1,273
Other income (expenses)	257,675	(947)	258,622	27,310

Total other income (expense)	(3,370,749)	(154,540)	(3,216,209)	(2,081)

Net loss before income tax benefit	(14,801,111)	(8,682,873)	(6,118,238)	(70)
Income tax benefit	2,488,731	993,709	1,495,022	150

Net loss	$(12,312,380)	$(7,689,164)	$(4,623,216)	(60)%

Revenue and grants and contracts

Revenue and grants and contracts for the three and six months ended June 30, 2018 consisted primarily of research grants from BARDA and NIAID in the United States for our anthrax vaccine product candidates. These contracts are cost reimbursement, with a fixed fee which is either based on costs or milestones. Revenue from BARDA for the three and six months ended June 30, 2018 was $1.9 million and $3.9 million, respectively, as compared to $2.6 million and $2.8 million for the same respective periods of 2017 due directly to changes in spending on clinical trials related to BARDA’s program described below. Revenue from NIAID for the three and six months ended June 30, 2018 was $0.47 million and $1.24 million, respectively, as compared to $0.43 million and $0.43 million for the same respective periods of 2017 due directly to changes in spending on clinical trials related to NIAID’s program described below. The NIAID contract was acquired in the Mergers with PharmAthene in May of 2017.

Research and development expenses

Research and development operating expense decreased by $0.3 million, or 6%, and increased by $2.6 million, or 33%, for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The changes in research and development expense was the combination of (i) the addition $0.1 million and $0.5 million of research and development costs for the SparVax-L asset acquired in the Mergers with PharmAthene for the three and six months ended June 30, 2018, respectively; (ii) a decrease of $0.5 million and increase of $0.7 million, reflective of a mid-2017 ramp up of and subsequent shift from manufacturing to stability work in the development of the NasoShield product on behalf of BARDA for the three and six months ended June 30, 2018, respectively; (iii) a decrease of $0.2 million and increase of $0.3 million in HepTCell development driven by movement from steady state development of program to increased post trial study costs incurred during the three and six months ended June 30, 2018 respectively; (iv) an increase of $0.1 million and $0.5 million in costs for NasoVax Phase 2 trial during the three and six months ended June 30, 2018, respectively; and (v) an increase of $0.2 million and $0.6 million in non-project specific costs, including the allocation of overhead and stock compensation, as compared to the same respective periods of 2017.

General and administrative expenses

General and administrative expense increased by $1.1 million, or 63%, and $1.6 million, or 41%, for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. Increases in general and administrative expense are related to the ramping up of both internal and external staff and professional services as a result of the company becoming public. These costs are predominantly associated with both corporate and external accounting services, however, significant expense was also incurred from a number of other public company costs such as corporation fees, Board of Director’s fees, and insurance. Labor costs also increased by $0.6 million for severence related expenses. These costs were partially offset by savings of $0.7 million in reorganization expense associated with the 2017 merger with PharmAthene which did not reoccur in 2018.

Goodwill impairment charges

Goodwill impairment charges reported during the six months ended June 30, 2018 represented an adjustment recorded during the measurement period to reduce tax refund receivable acquired in connection with the Mergers. The adjustment to reduce tax refund receivable resulted in a corresponding increase in goodwill which was determined to be fully impaired during the year ended December 31, 2017.

Other income (expense)

The increase in other income (expense), by $5.1 million and $3.2 million during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017 was primarily due to $5.2 million and $3.7 million, respectively, of warrant expense realized for the change in value of warrants, including the loss on exchange.

Income tax benefit

We recorded an income tax benefit of $1.5 million and $2.5 million for the three and six months ended June 30, 2018 as compared to an income tax benefit of $1.0 million for both the three and six months ended June 30, 2017. The income tax benefit recorded in 2018 represents unlimited lived Federal net operating losses (NOLs) generated in 2018 that we have determined to be realizable as well as the ability of the Company to carry back Maryland state NOLs generated in 2018. The income tax benefit recorded in 2017 reflects estimated tax refunds we expected to receive from carrying back 2017 NOLs to offset the 2016 federal and state income taxes paid by PharmAthene. The Tax Cuts and Jobs Act of 2017 limited our ability to carryback federal tax losses to prior years to only a one-year lookback.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the three and six months ended June 30, 2018 was the cash on-hand as of January 1, 2018 and the receipt of $4.0 million in a federal tax refund in Q2. Our cash and cash equivalents were $4.8 million at June 30, 2018, inclusive of $0.59 million of restricted cash equal to the Series B redeemable preferred stock outstanding conversion amount. This amount has decreased during the six months commensurate with the redemptions and conversions of preferred stock. We believe, based on the operating cash requirements and capital expenditures expected, our cash on hand at June 30, 2018, expected tax refunds, and revenue from our government sponsored contracts, are adequate to fund operations into Q4 2018. The Company’s ability to continue as a going concern is dependent upon our ability to raise additional debt and equity capital. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us. These factors raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

We have not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales. Our sources of revenue consist of revenues under our contract with BARDA and NIAID for the development of NasoShield and SparVax-L, respectively, and to a lesser degree from other licensing arrangements. We have incurred significant losses since we commenced operations. As of June 30, 2018, we had accumulated losses of $90.0 million since our inception. In addition, we have not generated positive cash flows from operations. We have had to rely on a variety of financing sources, including the issuance of debt and equity securities. As capital resources are consumed to fund our research and development activities, we may not have sufficient capital to fund our plan of operations. In order to address our capital needs, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing. The Company has been in ongoing discussions with institutional investors and investment banks with respect to such financing and filed a public registration statement on July 30, 2018 with the intention to raise capital during 2018 sufficient to finance activities through the next major clinical milestones.

In July 2016, we signed a five-year contract with BARDA which was amended in March 2017. The contract has a total value of up to $127.5 million and is used to fund clinical development of NasoShield. Under the contract, BARDA pays us a fixed fee and reimburses certain costs for the research and development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine through GMP manufacture and conduct of a Phase 2 clinical trial dose ranging assessment of safety and immunogenicity. The contract consists of an initial base performance period providing approximately $21.6 million in funding for the period July 2016 through November 2019. BARDA has seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical studies. Each option, if exercised by BARDA, would provide additional funding ranging from approximately $1.1 million to $34.4 million for the period July 2018 through July 2021. Through June 30, 2018, we have received an aggregate of approximately $10.7 million under the current BARDA contract.

As part of the Mergers, we assumed a PharmAthene contract with NIAID. The NIAID contract is incrementally funded. Over the base period of the contract, PharmAthene was awarded initial funding of approximately $5.2 million, which includes a cost reimbursement component and a fixed fee component payable upon achievement of certain milestones. NIAID exercised options under this agreement to provide additional funding of approximately $10.1 million and an extension of the period of performance through September 2019. The contract had a maximum total value of up to approximately $28.1 million if all technical milestones are met and all eight contract options were exercised by NIAID. Work under all exercised options will bring total committed and final funding under the NIAID contract to $15.3 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(3,210,558)	$(11,149,228)
Investing activities	$(839,151)	$13,770,011
Financing activities	$(3,441,146)	$2,853,499

Operating Activities

Net cash used in operating activities was $3.2 million for the six months ended June 30, 2018 compared to $11.1 million during the six months ended June 30, 2017.

Our sources of cash provided by operations during the six months ended June 30, 2018 was primarily tax refunds and cash receipts of revenue generated by our BARDA and NIAID contracts. The primary uses of cash from our operating activities include payments for labor and labor-related costs, professional fees, research and development costs associated with our clinical trials, and other general corporate expenditures.

Cash used in operating activities decreased $7.9 million from the six months ended June 30, 2018 to the six months ended June 30, 2017. The change was driven primarily in by changes in working capital attributable to activity within accounts receivable, taxes receivable, accounts payable and other accrued liabilities.

Investing Activities

During the six months ended June 30, 2018, the net cash used in investing activities of $0.84 million was primarily due to an investment of $0.81 million made in leasehold improvements in our new facility at 910 Clopper Road in Gaithersburg Maryland.

During the six months ended June 30, 2017, net cash provided by investing activities of $13.7 million was primarily the result of cash assumed from the Mergers with PharmAthene that closed in May 2017.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2018 of $3.4 million was primarily the result of a $2.4 million cash redemption by certain holders of our Series B Redeemable Preferred stock (the “Stockholders”) and a $1.1 million cash payment to extinguish warrants to purchase our common stock held by the Stockholders.

Net cash provided by financing activities during the six months ended June 30, 2017 was primarily the result of $3.0 million net proceeds received from the private placement of convertible note financing that closed in May 2017, offset by repayment of notes payable for $0.2 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2018, we had cash and cash equivalents of $4.8 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Because most of our cash is held in bank deposit accounts without restriction, an immediate 100 basis point change in interest rates would not have a material effect on our financial position or the results of our operations. We are subject to interest rate risk from our outstanding notes and borrowings under our credit facility. Borrowings under our credit facility bear interest at an annual rate equal to the bank’s prime rate (5.5% at June 30, 2018) plus 2%.

In addition, we are subject to currency risk for cash held in British pounds and Euros in our UK and French subsidiaries. Fluctuations in the exchange rates for the British pound since January 2017 have been about 19% comparing the high and low during the period. Transactions of our UK subsidiary predominantly settled in British pounds and transactions of our French subsidiary settled predominantly in Euros; therefore, we believe that we have minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information included in this quarterly report on Form 10-Q, the following risk factors should be carefully considered when evaluating an investment in us. These risk factors and other uncertainties may cause our actual future results or performance to differ materially from any future results or performance expressed or implied in the forward-looking statements contained in this report and in other public statements we make. In addition, because of these risks and uncertainties, as well as other variables affecting our operating results, our past financial performance is not necessarily indicative of future performance.

Risks Related to Our Business, Financing Requirements, Product Development and Clinical Trials

We have incurred significant losses since our founding and anticipate that we will continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical-stage biotechnology company and have not yet generated revenues from product sales. To date, substantially all of our revenues have been derived from grants and contracts with governmental agencies, primarily our BARDA contract for our anthrax vaccine product candidate. We have incurred net losses in most periods since our inception, including a net loss of $12,312,380 million for the six months ended June 30, 2018, a net loss of $46.4 million for the year ended December 31, 2017 and a net loss of $ 11.1 million for the year ended December 31, 2016. As of June 30, 2018, we have an accumulated deficit of $89,997,219 million. To date, we have not received regulatory approvals for any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate product revenues or become profitable.

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

Our recurring operating losses and current operating plans raise substantial doubt about our ability to continue as a going concern. We expect to incur additional losses in the future in connection with our research and development activities. As a result, our independent registered public accounting firms included an explanatory paragraph in their reports on our consolidated financial statements as of and for the years ended December 31, 2017 and 2016 with respect to this uncertainty. Our ability to continue as a going concern will require us to obtain additional financing to fund our current operating plans. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us. Our cash on hand at June 30, 2018, our expected tax refunds, and revenue from our research grants and contracts are insufficient to fund our projected operating requirements for a twelve-month period from the issuance date of our June 30, 2018 financial statements. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or terminate our research and drug development programs or commercialization efforts.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase significantly if and as we:

•	continue our clinical trials for our product candidates;

•	initiate additional preclinical studies, clinical trials or other studies or trials for our other product candidates;

•	manufacture material for clinical trials and, if any product candidate is approved for marketing, for commercial sale;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	seek to discover and develop additional product candidates;

•	acquire or in-license other product candidates and technologies;

•	make royalty, milestone or other payments under any in-license agreements;

•	form strategic partnerships and/or makes additional acquisitions;

•	maintain, protect and expand our intellectual property portfolio;

•	attract and retain skilled personnel; and

•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts.

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

We do not expect to generate revenue from product sales, licensing fees, royalties, milestones, contract research or other sources in an amount sufficient to fully fund our operations for the foreseeable future. Therefore, we will use our existing cash resources, together with funding received from BARDA, and will require additional funds to maintain our operations, continue our research and development programs, commence future preclinical studies and clinical trials, seek regulatory approvals and manufacture and market our products. As of June 30, 2018, our cash balance was $4.8 million. Based on our current operating plan, we believe that our existing cash will be sufficient to fund our projected operating expenses and capital expenditure requirements into Q4 2018. However, we do not expect that these funds will be sufficient to enable us to complete the clinical trials needed to seek marketing approval or commercialize any of our product candidates. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned.

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

Our preclinical and clinical results are not necessarily predictive of the final results of our ongoing or future clinical trials. We have completed early, small, proof-of-concept clinical trials with our NasoVAX influenza vaccine, and we are in Phase 1 clinical development with HepTcell and with our NasoShield program. Success in preclinical studies may not be predictive of similar results in humans during clinical trials, and successful results from early or small clinical trials of a vaccine candidate may not be replicated in later and larger clinical trials. Clinical trials are expensive, time consuming and uncertain as to outcome, and we cannot guarantee that any of these activities will be successful. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates, if we do not meet our clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for our product candidates, or we may determine to suspend development of or abandon specific product candidates. For example, we suspended the development of a Densigen platform-based product candidate, Flunisyn, which was being developed as a T cell vaccine for the treatment of influenza, in favor of NasoVAX. Clinical trials with this product candidate showed that it was well tolerated and able to induce robust T cell responses against the viral sequences represented, but a comparison of the entire study population in later-stage clinical trials showed no statistical differences between the vaccinated and placebo groups for several measures of protection.

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

Our product candidates, all of which are biological drug candidates, are subject to extensive governmental regulations relating to, among other things, research, clinical trials, manufacturing, import, export and commercialization. Furthermore, the timing of the marketing approval for our NasoShield and SparVax-L product candidates is subject to obtaining continued funding and consent from BARDA, which is uncertain. In order to obtain regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Even if we obtain regulatory approval, that approval may be for indications or patient populations that are not as broad as intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. Also, we may gain regulatory approval for our leading product candidates or our other preclinical product candidates in some but not all of the jurisdictions we seek to obtain regulatory approval. For example, failure to obtain regulatory approval of our products in any of the U.S., European or Japanese markets would materially and adversely affect the Company. Failure to obtain regulatory approval of some but not all of the target indications may result in limited commercial opportunity for the approved product. We may never obtain regulatory approval for these product candidates in any jurisdiction. We also may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to additional post-marketing testing requirements to maintain regulatory approval. In addition, regulatory authorities may withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy.

We are heavily dependent on the success of our leading product candidates, NasoVAX, NasoShield and HepTcell, as well as SparVax-L acquired in connection with the Mergers. If we ultimately are unable to develop, obtain regulatory approval for or commercialize NasoVAX, HepTcell, SparVax-L, or any other product candidate, our business will be substantially harmed.

We currently have no products approved for commercial distribution. Our business strategy is to build a pipeline of product candidates using our proprietary platforms, including our leading product candidates, NasoVAX, NasoShield and HepTcell, and to progress those product candidates through clinical development for the treatment of different types of diseases. We are also focused on SparVax L acquired in connection with the Mergers. We may not be able to develop products that are safe and effective for all or any of the indications that we target. Even if we are successful in building a product pipeline, the potential product candidates that we identify may not be suitable for clinical development for a number of reasons, including causing harmful side effects or demonstrating other characteristics that indicate a low likelihood of receiving marketing approval or achieving market acceptance. If our methods of identifying potential product candidates fail to produce a pipeline of potentially viable product candidates, then our success as a business will be dependent on the success of fewer potential product candidates, which introduces risks to our business model and potential limitations to any success we may achieve.

Because we have limited financial and managerial resources, we must focus on a limited number of research programs and product candidates and on specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future discovery and preclinical development programs and product candidates for specific indications may not yield any commercially viable products. Furthermore, until such time as we are able to build a broader product candidate pipeline, if ever, any adverse developments with respect to our leading product candidates, NasoVAX, NasoShield and HepTcell, would have a more significant adverse effect on our overall business than if we maintained a broader portfolio of product candidates.

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

Delays, including delays caused by the above factors, can be costly and could negatively affect our ability to complete a clinical trial. For example, we have had delays in previous clinical trials, including those conducted for NasoVAX, as a result of clinical holds imposed by the FDA or other regulatory authorities and requests for additional or new information on vaccine product testing in connection with an IND submitted to the FDA. We have also recently experienced multiple failures during the manufacturing of clinical materials for use in the upcoming NasoVAX Phase 2 clinical trial.

We cannot give any assurance that we will be able to resolve any future clinical holds imposed by the FDA or other regulatory authorities outside of the United States, or any delay caused by manufacturing failures or other factors described above or any other factors, on a timely basis or at all. If we are not able to successfully initiate and complete subsequent clinical trials, we will not be able to obtain regulatory approval and will not be able to commercialize our product candidates.

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

We also face competition from smaller companies such as Novavax, which is developing a recombinant influenza vaccine; Inovio Pharmaceuticals, which is developing an HBV therapeutic vaccine; Emergent Biosolutions, which manufactures the existing anthrax vaccine; and Pfenex, which is developing an anthrax vaccine. Any of these smaller companies may develop competing products more rapidly than we do. A number of companies of varying sizes are also pursuing the development of a “universal” flu vaccine. In addition, we have substantial competition for government funding, particularly for our anthrax vaccine program. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing products before we do. In addition, any new product that we develop that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. If we are not able to compete effectively against potential competitors, our business will not grow and our financial condition and operations will suffer.

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

We are highly dependent on members of our senior management, including William Enright, our President and Chief Executive Officer, Dr. Sybil Tasker, our Chief Medical Officer and Senior Vice President of Clinical Research and Development, and Dr. M. Scot Roberts, our Chief Scientific Officer. Although we have entered into employment agreements with each of these members of senior management, the loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. We maintain a keyman insurance policy on Mr. Enright for $2.0 million, but not for any other member of our senior management or any other employee.

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

On December 22, 2017, President Trump signed into law new tax legislation known as the Tax Cuts and Jobs Act (“TCJA”), which significantly revises the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks in respect of net operating losses generated during or after 2018, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reduction of orphan drug tax credits). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.

We may not be able to utilize a significant portion of our net operating loss carryforwards, which could harm our results of operations.

We had U.S. federal net operating loss carryforwards of approximately $24.5 million as of December 31, 2017. These net operating loss carryforwards will begin to expire at various dates beginning in 2020. As of December 31, 2017, after giving effect to new corporate tax rates prescribed by the TCJA, we have recorded a valuation allowance of $13.8 million against our net deferred tax asset. The TCJA limits the amount of net operating losses generated after 2017 that we are permitted to deduct in any taxable year after 2017 to 80% of our taxable income in such year. The TCJA also eliminates the ability to carry back net operating losses generated after 2017 to prior years, but allows net operating losses generated after 2017 to be carried forward indefinitely. As such, there is a risk that due to such items, our existing net operating losses could expire or be unavailable to offset future income. These new rules apply regardless of the occurrence of an ownership change.

We are subject to taxation in certain foreign jurisdictions due to the ITS acquisition. Any adverse development in the tax laws of such jurisdictions or any disagreement with its tax positions could have a material adverse effect on its business, financial condition or results of operations. In addition, our effective tax rate could change materially as a result of certain changes in its mix of U.S. and foreign earnings and other factors, including changes in tax laws.

We are subject to taxation in, and to the tax laws and regulations of, certain foreign jurisdictions as a result of the ITS acquisition. Adverse developments in these tax laws or regulations, or any change in position regarding the application, administration or interpretation thereof, in any applicable jurisdiction, could have a material adverse effect on our business, financial condition or results of operations. In addition, the tax authorities in any applicable jurisdiction may disagree with the tax treatment or characterization of any of our transactions, which, if successfully challenged by such tax authorities, could have a material adverse effect on its business, financial condition or results of operations. Certain changes in the mix of our earnings between jurisdictions and assumptions used in the calculation of income taxes, among other factors, could have a material adverse effect on our overall effective tax rate.

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

Once approved, biosimilars likely would compete with, and in some circumstances, may be deemed under applicable laws to be “interchangeable with,” the previously approved reference product. The extent to which a biosimilar, once approved, will be substituted for any one of our product candidates, if approved, in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. Although there is uncertainty regarding the impact of this new program, it seems likely that if any of our product candidates are approved by the FDA, there is risk that the approval of a biosimilar competitor to one of our products could have an adverse impact on our business. In particular, a biosimilar could be significantly less costly to bring to market and priced significantly lower than our product, if approved by the FDA.

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

Patent assertion, including initiating litigation, increases the likelihood that the accused third party will seek to narrow or invalidate our asserted patent. The scope and validity of our asserted patent may be challenged in a variety of post-grant proceedings before the USPTO and foreign patent offices. In addition, in an infringement proceeding, a court may decide that our asserted patent is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding or other legal proceeding could therefore put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

In addition, our product candidates involve technically complex manufacturing processes, and even slight deviations at any point in the production process may lead to production failures, and may cause the production of our products to be disrupted, potentially for extended periods of time. For example, one of our third-party manufacturers has recently failed on multiple occasions to successfully manufacture sufficient quantities of our NasoVAX product candidate. If we and the third party manufacturer are not able to identify and correct the underlying cause(s) of such failure on a timely basis, we may be required to modify or delay some of our planned clinical trials.

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

In recent financial periods, a significant portion of our revenues have been derived from our BARDA contract. For the years ended December 31, 2017 and 2016, BARDA funding for the development of NasoShield accounted for approximately 83% and 81% of our total consolidated revenue and grants and contracts, respectively. There are significant uncertainties and risks associated with our BARDA contract for our NasoShield anthrax vaccine program. Although in July 2016 we received a new BARDA contract that may fund our NasoShield anthrax vaccine program until 2021, the majority of the funds will be received during the final three years of the contract and are dependent on achieving the following positive clinical results during the initial two-year period: to demonstrate interim safety and immune response to the vaccine in the Phase 1 clinical study. Additionally, BARDA will decide in its sole discretion whether to pursue any of the options under the contract and there can be no assurance that BARDA will elect to pursue any of the designated options, which may affect our receipt of the funds.

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

President Trump is seeking to repeal and replace the Health Care Reform Law. Repeal and replace legislation was passed in the House of Representatives, but did not obtain the necessary votes in the Senate. Subsequently, President Trump affirmed his intention to repeal and replace the Health Care Reform Law and has taken a number of administrative actions to materially weaken the Health Care Reform Law. For example, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Health Care Reform Law to waive, defer, grant exemptions from, or delay the implementation of any provision of the Health Care Reform Law that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Further, on December 22, 2017, President Trump signed the TCJA into law, which repealed the individual mandate of the Health Care Reform Law. The uncertain status of the Health Care Reform Law affects our ability to plan, and its repeal without replacement could have a material adverse effect on our United States operations.

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

Risks Related to our Securities

Future sales and issuances of our common stock or rights to purchase common stock could result in substantial dilution to the percentage ownership of our stockholders.

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell common stock or other securities convertible into or exchanged for our common stock in one or more transactions, and in a manner we determine from time to time and at prices that may not be the same as the price per share paid by other investors, and dilution to our stockholders could result. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by other investors. New investors could also receive rights, preferences and privileges senior to those of existing holders of our common stock. In addition, in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock, we may be required to proportionally adjust the conversion price, exercise price or number of shares issuable upon exercise of our outstanding warrants.

Our stockholders may not approve the proposal to increase our authorized shares of common stock.

Our Board of Directors has approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 100,000,000 to 200,000,000, and we our seeking stockholder approval of this amendment at the Annual Meeting of our stockholders scheduled for August 30, 2018. We will be unable to complete the offering of our securities contemplated in our registration statement on Form S-1 filed with the Commission on July 30, 2018 if our stockholders do not approve the increase in our authorized shares of common stock.

Our stockholders may not approve the proposal to issue shares of common stock to satisfy our obligations under our exchange agreements.

On June 22, 2018, we entered into substantially similar privately negotiated exchange agreements (the “First Exchange Agreements”) with certain investors (the “First Investors”). Pursuant to the terms of the First Exchange Agreements, we (i) issued 2,560,693 shares of Common Stock, (ii) issued convertible notes (the “Exchange Notes”) with an aggregate principal value of $1,500,000, which are initially convertible into up to 2,205,883 shares of common stock upon the default by the Company, based on a conversion price assuming conversion of the Exchange Notes on the date the First Exchange Agreements were signed, subject to adjustment under certain circumstances in accordance with the terms of the Exchange Notes, and (iii) paid $1,100,000 in aggregate cash consideration, all in exchange for the Existing Warrants to purchase 1,593,753 shares of our common stock held by the First Investors. In addition, the 2,470,298 shares of our common stock previously issued to the First Investors in connection with the most recent installment payment under our Series B Convertible Preferred Stock were deemed to be issued pursuant to the First Exchange Agreements.

On July 11, 2018, we entered into substantially similar privately negotiated exchange agreements (the “Second Exchange Agreements,” and together with the First Exchange Agreements, the “Exchange Agreements”) with certain investors (the “Second Investors,” and together with the First Investors, the “Investors”). Pursuant to the terms of the Second Exchange Agreements, we issued an aggregate of 963,711 shares of common stock to the Second Investors and paid $22,241 in cash in exchange for all of the shares of Series B Redeemable Convertible Preferred Stock held by the Second Investors. Subject to the approval by our stockholders of the issuance of the our shares of common stock pursuant to the Second Exchange Agreements, we will issue an additional 4,351,136 shares of common stock at the second closing of the Second Exchange Agreements in exchange for the Existing Warrants to purchase 675,679 shares of our common stock held by the Second Investors.

As of July 17, 2018, no shares of our Series B Redeemable Convertible Preferred Stock remained outstanding, and, after the close of the Second Exchange Agreements, subject to the approval by our stockholders, we will have retired 2,269,432 warrants, and Existing Warrants to purchase 75,995 shares of our common stock will be outstanding.

The Existing Warrants are subject to full ratchet anti-dilution protection. To the extent we were to issue additional common stock or securities convertible into common stock at an issuance price lower than the exercise price of the Existing Warrants, the exercise price of, and the number of shares underlying the Existing Warrants would be adjusted accordingly. This provision may prevent us from raising additional capital on favorable terms if stockholders do not approve the issuance of shares of our common stock to satisfy our obligations under the Second Exchange Agreements.

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

Our common stock is listed on The Nasdaq Global Market, a national securities exchange, which imposes continued listing requirements with respect to listed shares. On May 17, 2018, we received a letter from the Nasdaq Listing Qualifications department, indicating that our common stock was subject to potential delisting from The Nasdaq Global Market because, for a period of thirty (30) consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 5550(a)(2). Nasdaq stated in its letter that in accordance with the Nasdaq Listing Rules, we have been provided an initial period of 180 calendar days, or until November 13, 2018, to regain compliance. The letter states that the Nasdaq Staff will provide written notification that we have achieved compliance with the minimum bid price listing requirement if at any time before November 13, 2018, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten (10) consecutive business days.

If we fail to regain compliance by November 13, 2018, we may be eligible for an additional 180 calendar day compliance period to demonstrate compliance with the bid price requirement. To qualify for the additional 180 day period, we will be required to meet the continued listing requirement for market value of publicly held shares set forth in Marketplace Rule 5550(a) and all other listing standards for The Nasdaq Capital Market set forth in Marketplace Rule 5505, with the exception of the bid price requirement, and will need to provide written notice to Nasdaq to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If we do not qualify for the second compliance period or we fail to regain compliance during the second 180-day period, then Nasdaq will notify us of its determination to delist our common stock, at which we would have an opportunity to appeal the delisting determination to a Hearings Panel. If our securities are delisted from trading on a Nasdaq exchange, our securities could be quoted on the OTCQB or on The Pink Open Market. As a result, we could face significant adverse consequences, including

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

Our Board of Directors has approved, and has recommended that our stockholders approve at our upcoming Annual Meeting of stockholders scheduled for August 30, 2018 a reverse stock split at a ratio in the range of 1-for-5 to 1-for-30, the final ratio to be determined by the Board of Directors. We believe that the reverse stock split, if approved by our stockholders, would improve the price level of our common stock so that we are able to maintain compliance with the Nasdaq minimum bid price listing standard. However, the effect of the reverse stock split upon the market price for our common stock cannot be predicted, and the history of similar reverse stock splits for companies in like circumstances is varied. The market price per share of our common stock after the reverse stock split may not rise in proportion to the reduction in the number of shares of our common stock outstanding resulting from the reverse stock split.

For additional information about the reverse stock split, refer to our definitive proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on July 26, 2018.

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

On June 29, 2018, pursuant to separate privately negotiated exchange agreements, we issued (i) 2,560,693 shares of common stock and (ii) convertible notes with an aggregate principal value of $1,500,000, which are initially convertible into up to 2,205,883 shares of common stock upon the default by the Company, in exchange for 1,593,753 warrants to purchase common shares of the Company. The issuance of these securities was exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereunder.

On July 11, 2018, pursuant to separate privately negotiated exchange agreements, we issued 963,711 shares of common stock in exchange for all of the shares of Series B Redeemable Convertible Preferred Stock held by the parties to such exchange agreements. Subject to the approval by the Company’s Registrant’s stockholders of the issuance of our shares of common stock, we will issue an additional 4,351,136 shares of common stock in exchange for 675,679 warrants to purchase shares of common stock held by the parties to such exchange agreements. The issuance of these securities was exempt from registration under the Securities Act pursuant to Section 3(a)(9) and Section 4(a)(2) thereunder.

Item 3.	Default upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Description

4.1	Form of Exchange Note (incorporated by reference to Exhibit A to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 25, 2018)

4.2	Form of Exchange Note (incorporated by reference to Exhibit A to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 25, 2018)

10.1	Exchange Agreement, dated June 22, 2018, by and among Altimmune, Inc. and the Investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 25, 2018)

10.2	Exchange Agreement, dated June 22, 2018, by and among Altimmune, Inc. and the Investor listed on the signature page attached thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 25, 2018)

10.3	Consulting Agreement, dated May 21, 2018, by and between Altimmune, Inc. and William Brown

10.4	General Release, dated as of May 29, 2018, by Elizabeth A. Czerepak

31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTIMMUNE, INC.

Dated: August 14, 2018	By:	/s/ William Enright
	Name:	William Enright
	Title:	President and Chief Executive Officer (principal executive officer)

Dated: August 14, 2018	By:	/s/ William Brown
	Name:	William Brown
	Title:	Interim Chief Financial Officer (principal financial and accounting officer)