Form 10-Q
period 2018-09-30
Altimmune, Inc.
filed 2018-11-13
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding as of November 13, 2018 was 8,755,260.

ALTIMMUNE, INC.

i

Part I—FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements.

ALTIMMUNE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$7,964,002	$8,769,465
Restricted cash	34,174	3,534,174

Total cash, cash equivalents and restricted cash	7,998,176	12,303,639
Accounts receivable	2,547,402	3,806,239
Tax refund receivable	976,523	6,361,657
Prepaid expenses and other current assets	443,929	994,332

Total current assets	11,966,030	23,465,867
Property and equipment, net	1,407,080	603,146
Intangible assets, net	38,339,086	38,722,270
Other assets	1,149,185	238,917

Total assets	$52,861,381	$63,030,200

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$1,467,260	$49,702
Accounts payable	150,738	129,075
Accrued expenses and other current liabilities	6,532,924	3,625,257
Current portion of deferred revenue	19,753	19,753
Current portion of deferred rent	173,952	15,914

Total current liabilities	8,344,627	3,839,701
Deferred income taxes	2,891,634	5,938,402
Other long-term liabilities	1,941,932	4,574,507

Total liabilities	13,178,193	14,352,610

Contingencies (Note 16)
Series B redeemable convertible preferred stock; $0.0001 par value; 16,000 shares designated; 0 and 12,177 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	9,281,767
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 and 100,000,000 shares authorized; 1,726,198 and 609,280 shares issued; 1,725,630 and 608,499 shares outstanding at September 30, 2018 and December 31, 2017, respectively	173	61
Additional paid-in capital	137,071,546	121,657,587
Accumulated deficit	(92,348,368)	(77,684,839)
Accumulated other comprehensive loss – foreign currency translation adjustments	(5,040,163)	(4,576,986)

Total stockholders’ equity	39,683,188	39,395,823

Total liabilities and stockholders’ equity	$52,861,381	$63,030,200

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALTIMMUNE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Research grants and contracts	$2,629,446	$4,565,251	$7,727,681	$7,892,919
License revenue	4,947	26,689	14,833	36,565

Total revenue	2,634,393	4,591,940	7,742,514	7,929,484

Operating expenses
Research and development	4,728,726	5,905,552	15,394,616	13,946,403
General and administrative	1,963,733	3,038,756	7,345,651	6,863,782
Goodwill impairment charges	—	26,600,000	490,676	26,600,000

Total operating expenses	6,692,459	35,544,308	23,230,943	47,410,185

Loss from operations	(4,058,066)	(30,952,368)	(15,488,429)	(39,480,701)

Other income (expense):
Changes in fair value of warrant liability, including gain (loss) on exchange	806,224	(508,316)	(2,874,484)	(508,316)
Changes in fair value of embedded derivatives	185,768	(1,157)	183,638	(1,157)
Interest expense	(166,946)	(2,344)	(169,737)	(160,103)
Interest income	21,100	15,372	78,306	19,538
Other income (expense)	31,378	10,786	289,053	9,839

Total other income (expense)	877,524	(485,659)	(2,493,224)	(640,199)

Net loss before income tax benefit	(3,180,542)	(31,438,027)	(17,981,653)	(40,120,900)
Income tax benefit	829,393	1,532,790	3,318,124	2,526,499

Net loss	(2,351,149)	(29,905,237)	(14,663,529)	(37,594,401)
Other comprehensive income (loss) – foreign currency translation adjustments	—	(1,028,033)	(463,177)	(2,864,839)

Comprehensive loss	$(2,351,149)	$(30,933,270)	$(15,126,706)	$(40,459,240)

Net loss	$(2,351,149)	$(29,905,237)	$(14,663,529)	$(37,594,401)
Preferred stock accretion, contributions, and dividends	64,139	(1,962,072)	(2,527,275)	(2,125,141)

Net loss attributed to common stockholders	$(2,287,010)	$(31,867,309)	$(17,190,804)	$(39,719,542)

Weighted-average common shares outstanding, basic and diluted	1,321,289	517,596	983,651	386,524

Net loss per share attributed to common stockholders, basic and diluted	$(1.73)	$(61.57)	$(17.48)	$(102.76)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALTIMMUNE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2018	12,177	$9,281,767	608,499	$61	$121,657,587	$(77,684,839)	$(4,576,986)	$39,395,823
Stock based compensation					722,451			722,451
Vesting of restricted stock			213	—	(17,909)			(17,909)
Exercises of stock options			9,540	1	22,897			22,898
Conversion of Series B redeemable convertible preferred stock into common stock	(9,813)	(9,790,368)	502,078	50	9,790,317			9,790,367
Redemption of Series B redeemable convertible preferred stock for cash and release of embedded derivative	(2,364)	(2,386,284)			23,292			23,292
Accretion of Series B redeemable convertible preferred stock		2,894,885			(2,894,885)			(2,894,885)
Issuance of common stock for the exchange of warrants			318,667	32	3,433,009			3,433,041
Issuance of common stock in registered direct offering, net of offering costs			286,633	29	4,334,787			4,334,816
Foreign currency translation adjustments							(463,177)	(463,177)
Net loss						(14,663,529)		(14,663,529)

Balance, September 30, 2018	—	$—	1,725,630	$173	$137,071,546	$(92,348,368)	$(5,040,163)	$39,683,188

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALTIMMUNE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,663,529)	$(37,594,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment charge	490,676	26,600,000
Stock-based compensation	704,425	1,137,125
Depreciation	146,299	61,191
Amortization	45,426	40,409
Loss on currency exchange	31,357	—
Debt discount and deferred financing cost accretion	120,024	98,060
(Gain) loss on disposal of property and equipment	(3,806)	3,745
Changes in fair value of warrant liability, including loss on exchange	2,874,484	508,316
Changes in fair value of embedded derivatives	(183,638)	1,157
Changes in operating assets and liabilities:
Accounts receivable	1,258,837	(1,393,988)
Prepaid expenses and other current assets	589,773	(150,524)
Accounts payable	20,940	(2,273,397)
Accrued expenses and other current liabilities	1,695,296	(34,680)
Deferred revenue	(14,833)	(14,815)
Deferred rent	861,741	(10,085)
Tax refund receivable	4,839,775	(2,142,987)
Deferred taxes	(3,046,768)	(243,056)

Net cash used in operating activities	(4,233,521)	(15,407,930)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash assumed in acquisition	—	13,684,535
Refund of cash held in escrow	—	200,000
Purchase of property and equipment	(968,354)	(89,849)
Proceeds from sale of property and equipment	14,492	7,531
Additions to intangible assets	(39,145)	(47,634)

Net cash (used in) provided by investing activities	(993,007)	13,754,583

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	—	(212,431)
Proceeds from issuance of convertible notes, net of issuance costs	—	3,018,780
Redemption of preferred stock	(2,386,284)	—
Cash paid in conjunction with warrant exchange	(1,100,000)	—
Proceeds from conditional economic incentive	100,000
Proceeds from issuance of preferred stock and warrants, net of issuance costs	—	13,018,570
Proceeds from issuance of common stock, net of issuance costs	4,334,816	—
Proceeds from exercise of stock options	22,898	16,455

Net cash provided by financing activities	971,430	15,841,374

EFFECT OF EXCHANGE RATES ON CASH	(50,365)	86,879

Net (decrease) increase in cash and cash equivalents and restricted cash	(4,305,463)	14,274,906
Cash and cash equivalents and restricted cash, beginning of period	12,303,639	2,876,113

Cash and cash equivalents and restricted cash, end of period	$7,998,176	$17,151,019

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$49,712	$5,882

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Conversion of Series B redeemable convertible preferred stock into common stock	$9,790,368	$—

Accretion of Series B redeemable convertible preferred stock	$2,894,885	$—

Notes payable issued in conjunction with the exchange of warrants	$1,500,000	$—

Accrued expenses and notes payable modified and replaced with convertible notes	$—	$1,077,540

Conversion of convertible notes into common stock	$—	$3,645,424

Common stock warrants issued in connection with convertible notes	$—	$548,956

Settlement of warrant liability for common stock	$3,345,030	$—

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

On September 13, 2018, the Company filed Certificates of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to increase the number of authorized shares of the Company’s common stock, par value $0.0001 per share, from 100,000,000 to 200,000,000 shares and to effect a reverse stock split of the Company’s common stock at a ratio of 1-for-30 (the “Reverse Stock Split”). All references set forth in this quarterly report to number of shares or per share data have been presented retroactively on a post Reverse Stock Split basis.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires a lessee to separate the lease components from the non-lease components in a contract and recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. It also aligns lease accounting for lessors with the revenue recognition guidance in ASU 2014-09. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The standard requires a modified retrospective approach however the FASB recently added a transition option to the leases standard that allows entities to apply the new guidance in the year of transition rather than at the beginning of the earliest period presented. The Company has not elected to early adopt this standard and is currently evaluating the impact the adoption of the standard will have on our financial statements.

In July 2017, FASB issued ASU 2017-11 Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This ASU changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 also clarifies existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, ASU 2017-11 requires entities that present earnings per share (“EPS”) in accordance with Accounting Standards Codification (“ASC”) Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The new standard is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption permitted. We early adopted the guidance under ASU 2017-11 during the quarter ended September 30, 2018, as we entered into an Underwriting Agreement to issue warrants with a down round feature on September 28, 2018 (See Note 12). No adjustments were required for the retrospective application of this standard.

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

Foreign Currencies

Historically the Company’s UK subsidiaries utilized the British pound as their functional currency. The assets and liabilities of these subsidiaries were translated at current exchange rates, while revenue and expenses were translated at the average rates in effect for the period. The related translation gains and losses were included in other comprehensive income or loss within the Condensed Consolidated Statements of Operations and Comprehensive Loss. As a result of an analysis which took into account the economic indicators of these subsidiaries from a long-term perspective, the Company changed the functional currency for these subsidiaries from British Pounds to U.S. Dollars effective as of July 1, 2018. The change in the Company’s functional currency determination has been applied on a prospective basis in accordance with ASC 830. Therefore, any translation gains and losses that were previously recorded in accumulated other comprehensive income through June 30, 2018 remain unchanged as of September 30, 2018.

Impairment of Long-lived Assets

The Company evaluates our long-lived tangible and intangible assets, including in-process research and development (“IPR&D”) assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Our IPR&D assets are currently non-amortizing. Until such time as the projects are either completed or abandoned, we test those assets for impairment at least annually during our fourth quarter, or more frequently at interim periods, by evaluating qualitative factors which could be indicative of impairment. Qualitative factors being considered include, but are not limited to, the current project status, forecasted changes in the timing or amounts required to complete the project, forecasted changes in the timing or amounts of future cash flows to be generated by the completed products, and changes to other market-based assumptions, such as discount rates and overall market capitalization of our Company. Upon completion or abandonment, the value of the IPR&D assets will be amortized to expense over the anticipated useful life of the developed products, if completed, or charged to expense when abandoned if no alternative future use exists.

As of September 30, 2018, our projects continue to progress as originally anticipated. We performed qualitative assessments of our long-lived assets, including IPR&D, and have determined that our long-lived assets, including IPR&D, are not impaired as of and during the period ended September 30, 2018. We believe our assumptions to be reasonable, however development of IPR&D assets are unpredictable and inherently uncertain. Actual future progress may differ from our initial expectations and other market-based assumptions may change over time.

3. Business Combination

Pursuant to the Merger Agreement, the Company closed the Mergers with PharmAthene on May 4, 2017. In accordance with the terms of the Merger Agreement, PharmAthene issued 0.0249702 (the “share exchange ratio”) of a share of PharmAthene common stock for each share of Private Altimmune’s common stock (“common stock”) outstanding as of the closing date. In addition, Private Altimmune’s stock options and warrants were also replaced with options and warrants, to purchase PharmAthene’s common stock at the same share exchange ratio of 0.0249702. All historical share and per share information including common and preferred stock, restricted stock, common stock warrants, and stock options, has been retroactively adjusted to reflect the effect of the share exchange ratio. Immediately prior to closing, 19,976 shares of Series B convertible preferred stock (“convertible preferred stock”) converted into Private Altimmune common stock on a 1-for-1 basis. In addition, outstanding principal and accrued interest on the convertible notes that were issued in January 2017 (the “Notes”) converted into 10,558 shares of Private Altimmune common stock. Further, 1,325 shares of Private Altimmune common stock were issued pursuant to the accelerated vesting of restricted stock, and 22,024 shares of Private Altimmune common stock were issued as a result of warrant exercises, both in accordance with their original terms. Upon the closing of the Mergers, Private Altimmune common stock totaling 229,450 shares were exchanged for 229,450 shares of PharmAthene common stock.

Although PharmAthene was the issuer of the shares and considered the legal acquirer in the Mergers, following the closing, shareholders of Private Altimmune held 58.2% of the equity interest of the combined entity and assumed control of the combined entity. As a result, the transaction has been accounted for as a reverse merger, with Private Altimmune considered the accounting acquirer, and the assets and liabilities of PharmAthene have been recorded at their estimated fair value. The unadjusted purchase price allocated to PharmAthene’s assets and liabilities was estimated to be $44,742,737 as of the closing date and consisted of the shares of the combined company retained by PharmAthene shareholders, and the estimated fair value of vested PharmAthene stock options and warrants which remained outstanding as of the closing date. Also at the closing, 252 outstanding unvested options of PharmAthene with an estimated fair value of $15,173 remained subject to vesting and service requirements. These unvested options will be recorded as operating expense in future periods as the services are delivered and the options vest.

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

In addition to the operating assets and liabilities of PharmAthene, Private Altimmune also acquired PharmAthene’s tax attributes, which primarily consisted of tax refunds receivable and $965,583 of net operating losses which were limited under Section 382 of the Internal Revenue Code and were fully reserved, which will expire in 2023. The Company recorded a deferred tax liability related to future tax benefits arising from an IPR&D asset acquired in the Mergers. Goodwill generated from the Mergers is not expected to be deductible for tax purposes.

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

The following table lists the various securities of PharmAthene which were outstanding as of May 4, 2017 and whose rights and obligations were assumed by the combined entity following the Mergers:

Outstanding PharmAthene common stock	229,450
Outstanding PharmAthene stock options	4,100
Outstanding PharmAthene stock warrants	155
Per share fair value of PharmAthene common stock	$195.00
Weighted average per share fair value of PharmAthene stock options, vested and unvested	$7.80
Per share fair value of PharmAthene stock warrants	$0.30
Aggregate fair value of consideration	$44,757,910
Less fair value of unvested common stock options	(15,173)

Total fair value of consideration	$44,742,737

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

During the nine months ended September 30, 2018, the Company recorded adjustments to the purchase price allocation resulting in a net decrease in tax refunds receivable, with a corresponding net increase in goodwill, of $490,676. The initial tax receivable was recorded based on an estimate of taxable loss for PharmAthene’s operations from January 1, 2017 to May 4, 2017 prior to the Mergers. During the preparation of its tax return, management revised its taxable loss calculations for warrant expenses and state tax refunds, resulting in the decrease to tax refunds receivable.

The measurement period ended on the one-year anniversary of the Merger, and accordingly the purchase price allocation is considered final. The final adjusted allocation of the purchase consideration is as follows:

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

From the date of the Mergers through December 31, 2017, the Company experienced a significant decline in the trading price of its common stock which indicated potential impairment. Based on the results of our impairment tests performed during 2017, we had concluded that our goodwill was impaired and its full carrying value, including goodwill generated from the Mergers, was written off as an impairment charge during the year ended December 31, 2017. During the three months ended March 31, 2018, the Company recorded an additional goodwill impairment charge of $490,676 as a result of the purchase price allocation adjustments recorded during the period. There was no goodwill balance outstanding at March 31, 2018.

The operating activities of PharmAthene have been included in the accompanying condensed consolidated financial statements from the date of the Mergers. For the nine months ended September 30, 2018, revenues and net income of PharmAthene included in the accompanying condensed consolidated financial statements aggregated $1,743,619 and $56,952, respectively.

The following unaudited pro forma information for the nine months ended September 30, 2017 gives effect to the acquisition of PharmAthene as if the Mergers had occurred on January 1, 2017:

Pro forma revenue	$9,035,435
Pro forma net loss attributable to common stockholders	$(39,277,568)
Pro forma weighted-average common shares outstanding, basic and diluted	507,285
Pro forma net loss per share attributable to common stockholders, basic and diluted	$(77.43)

Significant nonrecurring pro forma adjustments included (i) the reversal of acquisition costs of $2,341,279; (ii) PharmAthene stock compensation expenses of $66,367 for the nine months ended September 30, 2017 that would have been incurred prior to the pro forma acquisition date had the Mergers occurred on January 1, 2017; (iii) exclusion of the change in fair value of derivatives of $90,191, and (iv) reversal of $722,029 of interest expense from notes to be converted.

4. Exchange Agreements

On June 29, 2018 we closed on privately negotiated exchange agreements with certain investors to exchange warrants to purchase 53,125 common shares of the Company (the “First Exchange”) in exchange for:

(i)	167,700 shares of the Company’s common stock valued at approximately $12.60 per share;

(ii)	Convertible notes with an initial aggregate principal balance of $1,500,000, and;

(iii)	$1,100,000 in cash consideration.

The total fair value of the consideration given in exchange for the warrants in the First Exchange was $4,727,000, which exceeded the March 31, 2018 fair value of the warrants by $3,467,935. The warrant fair value at March 31, 2018 was determined assuming an orderly transaction between market participants, using a Monte Carlo simulation valuation model. The Company was compelled to enter into the exchange transaction as management believes the dilutive features of the common stock warrants prevented the Company from obtaining sufficient financing on acceptable terms. Accordingly, the Company recorded a loss on exchange of warrants in the First Exchange of $3,593,082, inclusive of transaction costs of $125,147, which is reported in changes in fair value of warrant liability including gain (loss) on exchange. The Company additionally agreed to redeem the First Exchange investors’ remaining shares of Series B Preferred Stock at their face value of $2,364,044. Since the redemption occurred prior to the stated maturity date, $56,792 of the redemption price is considered a deemed dividend.

On July 11, 2018, we entered into exchange agreements with certain other holders of our Series B Preferred Stock and warrants (the “Second Exchange”) pursuant to which we (i) issued an aggregate of 32,124 shares of common stock and (ii) paid $22,241 in cash, in exchange for all of the outstanding shares of our Series B Preferred Stock. We additionally issued 145,038 shares of common stock in exchange for warrants to purchase 22,523 shares of common stock. Consideration for the Series B Preferred Stock was transferred to the holders on July 11, 2018, and resulted in a deemed contribution of $111,553. Consideration for the warrant exchange was subject to shareholder approval which the Company obtained at its annual shareholder meeting on August 30, 2018, and the shares of common stock were subsequently transferred to the holders on September 12, 2018.

Finally, on September 7, 2018, we closed on exchange agreements with certain holders of our warrants (the “Third Exchange”) pursuant to which we issued 5,929 shares of common stock in exchange for warrants to purchase 921 shares of common stock.

The consideration given for the warrants in the Second and Third Exchange was valued at the closing price of our common stock on the day the transactions closed and the shares were transferred, which was $8.64 and $8.85 per share, respectively. Accordingly, we realized a gain on the exchange of warrants of $779,923 based on the fair value of the shares transferred as compared to the last determination of fair value of the warrants performed by us as of June 30, 2018, which is reported in changes in fair value of warrant liability including gain (loss) on exchange. The following is a summary of the income statement effect of changes in the Company’s outstanding warrants:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Changes in fair value of warrants	$82,466	$(5,160)
Loss on warrants exchanged Q2 2018	—	(3,467,935)
Gain on warrants exchanged Q3 2018	779,923	779,923
Transaction Costs	(56,165)	(181,312)

Change in fair value of warrant liability, including gain (loss) on exchange	$806,224	$(2,874,484)

In conjunction with the First Exchange the Company issued convertible notes (the “Exchange Notes”) with an aggregate principal value of $1,500,000, which are initially convertible into up to 73,530 shares of our common stock at the note holder’s option on the maturity date. The Exchange Notes are also convertible in the event of default, at which time the balance of the notes increases by 112% and is convertible at a share price equal to the lower of $20.40 per share or 75% of the weighted average price of common stock during the twenty consecutive trading day period immediately preceding the event of default. In the event the weighted average price of common stock as defined above is below $4.50 per share, then a supplemental cash payment is due to the note holder.

The Exchange Notes mature on December 29, 2018, when the entire principal and any unpaid interest will be due. These notes earn interest at a stated rate of 1% each month and interest is payable on the last business day of each month.

The conversion and redemption options embedded in the Exchange Notes qualify for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability at the date of issuance resulted in a discount to the Exchange Notes of $180,611 which will be accreted over the term of the convertible note. Additionally, $58,172 in debt issuance costs were capitalized and will be recognized over the term of the notes. During the three and nine months ended September 30, 2018, $120,024 of the debt discount and issuance costs were recognized as interest expense.

The value of the shares of the Company’s common stock which were part of the First Exchange consideration were valued at a 5% discount to the June 29, 2018 closing price. This amount is considered a marketability discount calculated based on an analysis of the leak out provision provided for in the exchange agreements. The key assumptions used in calculating the marketability discount were:

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(2,351,149)	$(29,905,237)	$(14,663,529)	$(37,594,401)
Less: Preferred stock accretion, contribution, and dividends	64,139	(1,962,072)	(2,527,275)	(2,125,141)

Net loss attributed to common stockholders	$(2,287,010)	$(31,867,309)	$(17,190,804)	$(39,719,542)

Denominator:
Weighted-average common shares outstanding, basic and diluted	1,321,289	517,596	983,651	386,524

Net loss per share attributed to common stockholders, basic and diluted	$(1.73)	$(61.57)	$(17.48)	$(102.76)

Potential common shares issuable upon conversion, vesting or exercise of preferred stock, unvested restricted stock, common stock warrants, and stock options that are excluded from the computation of diluted weighted-average shares outstanding are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Common stock warrants	1,767	78,336	1,767	78,336
Common stock options	45,517	57,334	45,517	57,334
Restricted stock	568	852	568	852

6. Intangible Assets

Our intangible assets consisted of the following:

	September 30, 2018
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed patents	6-10 years	$717,477	$(282,894)	$434,583
Acquired licenses	16-20 years	285,000	(249,474)	35,526

Total intangible assets subject to amortization		1,002,477	(532,368)	470,109
IPR&D assets	Indefinite	37,868,977	—	37,868,977

Total		$38,871,454	$(532,368)	$38,339,086

	December 31, 2017
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed patents	6-10 years	$678,340	$(249,601)	$428,739
Acquired licenses	16-20 years	285,000	(237,340)	47,660

Total intangible assets subject to amortization		963,340	(486,941)	476,399
IPR&D assets	Indefinite	38,245,871	—	38,245,871

Total		$39,209,211	$(486,941)	$38,722,270

Changes in the carrying amounts of IPR&D assets for the nine months ended September 30, 2018 were:

Balance, beginning of period	$38,245,871
Foreign currency translation adjustments	(376,894)

Balance, end of period	$37,868,977

As disclosed in Note 2, the functional currency of the UK subsidiary changed to US dollars as of July 1, 2018. Accordingly, the Company’s UK based IPR&D assets are now measured in US dollars at the June 30, 2018 historical rate and will not result in a foreign currency gain or loss subsequent to the date of the change.

Amortization expense of intangible assets subject to amortization totaled $15,972 and $14,257 for the three months ended September 30, 2018 and 2017, respectively, and $45,426 and $40,406 for the nine months ended September 30, 2018 and 2017, respectively. Amortization expense was classified as research and development expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2018, future estimated amortization expense is as follows:

Years ending December 31,
The remainder of 2018	$14,844
2019	59,377
2020	45,930
2021	25,371
2022	25,371
2023 and thereafter	299,216

Total	$470,109

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2018	December 31, 2017
Accrued professional services	$1,830,499	$835,326
Accrued payroll and employee benefits	973,917	909,455
Accrued interest	533	536
Accrued construction costs	—	328,384
Accrued research and development costs	3,727,975	1,551,556

Total	$6,532,924	$3,625,257

8. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	September 30, 2018	December 31, 2017
Unvested restricted stock	$227	$315
BPI France notes	544,758	599,927
Conditional Grants	100,000	—
Deferred revenue, long-term portion	144,838	159,671
Deferred rent, long-term portion	1,090,192	386,489
Common stock warrant liability	61,000	3,400,869
Embedded derivatives	917	27,236

Total	$1,941,932	$4,574,507

9. Beneficial Conversion Feature

A summary of the periodic changes in beneficial conversion feature embedded in the redeemable preferred stock as of September 30, 2018 is as follows:

Balance, beginning of period	$1,338,840
Amount released during the period	(1,338,840)

Balance, end of period	$—

All redeemable preferred stock previously outstanding was either redeemed or converted by September 30, 2018.

10. Embedded Derivatives

A summary of the periodic changes in the fair value of the derivative financial instruments embedded in the redeemable preferred stock and Exchange Notes (see Note 4) as of September 30, 2018 is as follows:

	Derivatives embedded in:
	Redeemable Preferred	Exchange Notes
Balance, beginning of period	$27,236	$—
Issuance of derivatives with Exchange Notes	—	180,611
Derivative released on redemption of preferred stock	(29,366)	—
Changes in fair value	2,130	(179,694)

Balance, end of period	$—	$917

The fair value used to determine the carrying value of the derivative financial instruments embedded in the Exchange Notes at September 30, 2018 were measured using Level 3 inputs and were estimated by weighting an early payoff scenario and a hold to maturity scenario. The hold to maturity scenario fair value was estimated using the Monte Carlo simulation valuation model. The key assumptions used to estimate the fair value of the embedded redemption and conversion derivatives embedded in the Exchange Notes were as follows:

Estimated annual equity volatility	103.2%
Default factor	5.0%
Risk-free interest rate	2.2%
Hold to maturity probability	10%

11. Notes Payable

On July 27, 2018, the Company renewed its existing line of credit agreement for a six-month term with an increase to the borrowing capacity from $250,000 to $1,750,000 subject to a minimum liquidity requirement equal to the outstanding balance of the line. As of September 30, 2018, the outstanding balance on this credit facility was $49,701 with an annual interest rate of 7.75% and incurred interest expense of $979 and $2,769 for the three and nine months ended September 30, 2018, respectively.

On June 29, 2018, the company issued $1,500,000 of convertible notes to certain stockholders (See Note 4). These notes earn interest at 1% per month and incurred interest expense of $45,000 and $46,000 for the three and nine months ended September 30, 2018, respectively. On October 17, 2018, the Company extinguished these notes by paying the outstanding principal and accrued interest in cash.

12. Common Stock

On September 24, 2018, we sold an aggregate of 286,633 shares of our common stock at a purchase price of $17.02 per share to certain institutional investors in a registered direct offering (the “First Registered Direct Offering”). The net proceeds of the First Registered Direct Offering were $4.3 million, after deducting placement agent fees and offering expenses of $0.5 million.

On September 28, 2018 we entered into an Underwriting Agreement to sell a combined total of 2,400,000 common units and pre-funded units in a public offering (the “Unit Offering”). The transaction subsequently closed on October 2, 2018. Each common unit in the Unit Offering was sold at a public offering price of $5.00 and consisted of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $6.00. Each warrant sold in the Unit Offering is exercisable immediately and expires five years from the date of issuance. Each pre-funded unit in the Unit Offering was sold at a public offering price of $4.99 and consisted of a pre-funded warrant to purchase one share of our common stock at an exercise price of $0.01 per share and a warrant to purchase one share of our common stock at an exercise price of $6.00. The pre-funded warrants are immediately exercisable and may be exercised at any time until all of the pre-funded warrants are exercised in full. The net proceeds of the Unit Offering were approximately $10.1 million, after deducting the underwriting discount and estimated offering expenses payable by us.

At September 30, 2018 the Underwriting Agreement represents a forward sale contract that is not in scope of ASC 480 and does not meets the definition of a derivative under ASC 815 as the contract does not provide or allow for a net settlement. Accordingly, the Unit Offering will be recorded in Q4 2018.

On October 10, 2018, we sold a combined total of 4,629,630 common units and pre-funded units to certain institutional investors in a registered direct offering (the “Second Registered Direct Offering”). Each common unit in the Second Registered Direct Offering was sold at a price of $5.40 and consisted of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $5.40. Each warrant sold in the Second Registered Direct Offering is exercisable immediately and expires five years from the date of issuance. Each pre-funded unit in the Second Registered Direct Offering was sold at a public offering price of $5.39 and consisted of a pre-funded warrant to purchase one share of our common stock at an exercise price of $0.01 per share and a warrant to purchase one share of our common stock at an exercise price of $5.40. The pre-funded warrants are immediately exercisable and may be exercised at any time until all of the pre-funded warrants are exercised in full. The net proceeds of the Second Registered Direct Offering were approximately $22.6 million, after deducting the underwriting discount and estimated offering expenses payable by us.

The warrants issued in both the Unit Offering and the Second Registered Direct Offering were concluded to be equity classified freestanding financial instruments. The Second Registered Direct Offering triggered a down round adjustment to the exercise price of the warrants issued in the Unit Offering from $6.00 to $4.1798. The value of a down round feature is measured as the difference between the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and the financial instrument’s fair value (without the down round feature) using the reduced exercise price. The Company will treat the value of the effect of the reduction in exercise price. The Company will treat the value of the effect of the reduction in exercise price as a deemed dividend and reduction to income available to common shareholders during the fourth quarter.

13. Warrants

A summary of warrant activity during the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Warrants outstanding, beginning of period	25,211	155	78,336	20,559
Issuances	—	78,181	—	79,840
Exchanges	(23,444)	—	(76,569)	—
Exercises and conversions	—	—	—	(22,063)

Warrants outstanding, end of period	1,767	78,336	1,767	78,336

For warrants classified as a liability, the following is a summary of the periodic changes in their fair value by quarter through September 30, 2018:

Balance, beginning of year	$3,400,869
Changes in fair value (Monte Carlo simulation valuation)	(1,547,982)

Balance, March 31, 2018	1,852,887
Warrants settled in First Exchange	(1,259,065)
Changes in fair value of warrants (Negotiated value)	1,635,609

Balance, June 30, 2018	2,229,431
Warrants settled in Second and Third Exchange	(2,085,965)
Changes in fair value of warrants (Monte Carlo simulation valuation)	(82,466)

Balance, end of period	$61,000

14. Stock-Based Compensation

Stock Options

The Company’s stock option awards generally vest over four years and typically have a contractual life of ten years. At September 30, 2018, there was $846,697 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.2 years. During the three and nine months ended September 30, 2018, the Company issued 0 and 9,540 shares of common stock, respectively, as a result of option exercises.

Information related to stock options outstanding at September 30, 2018 is as follows:

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding	44,813	$89.76	4.96	$3,324

Exercisable	19,520	$113.65	5.05	$3,324

Expected to vest	25,293	$71.32	4.89	$—

Restricted Stock

At September 30, 2018, we had unvested restricted stock of 568 shares with total unrecognized compensation expense of $784, which we expect to recognize over a weighted average period of approximately 2.0 years. During the three and nine months ended September 30, 2018, the Company released 71 and 213 shares of common stock from restriction, respectively, as a result of the vesting of restricted stock.

Stock-based compensation expense

Stock-based compensation expense is classified in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$39,405	$93,821	$236,717	$250,061
General and administrative	56,186	359,216	467,708	887,064

Total	$95,591	$453,037	$704,425	$1,137,125

15. Income Taxes

The Company recorded an income tax benefit of $829,393 and $3,318,124 for the three and nine months ended September 30, 2018, respectively. Income taxes for the nine months ended September 30, 2018 included discrete tax benefits of $18,351 related to excess tax benefits associated with share-based compensation, and $271,356 related to a change in estimate. Excluding discrete items, the Company’s annual effective tax rate through September 30, 2018 was 20.31% which includes a $2.1 million benefit due to the Company’s projected 2018 unlimited lived federal net operating loss (“NOL”) that we have determined to be realizable and a $1.0 million tax benefit due to the ability to carry forward Maryland state NOLs generated in 2018. The effective tax rate deviates from the statutory rate primarily due to permanent tax adjustments related to changes in fair value of warrant liability, including loss on exchange described in Note 4.

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

The Company has significant U.S. Federal and State tax attribute carryforwards related to net operating losses. Pursuant to IRC §382, and §383, a Company may be limited on the amount of income tax attributes utilized in the current or prospective year(s) if an ownership change resulted within certain shareholders of the Company. For Section 382 purposes, a change in ownership occurs when there is a purchase, sale or reissuance of equity, and there is a 50 percent increase in ownership by 5 percent of the shareholders during a three-year testing period.

As a result of the equity financings that were completed in the 4th quarter of 2018, the Company performed a Section 382 study in order to identify any potential ownership shifts. The Company identified an ownership change as of August 2017 in connection with the issuance of Series B Preferred shares which resulted in a reduction of its pre-2018 NOL DTAs of approximately $3.0 million and a corresponding decrease to the valuation allowance of the same amount. The Company is in the process of evaluating its ownership changes and the NOLs that existed as of the date of the equity financings that could become limited under Section 382. As the equity financings were completed subsequent to the balance sheet date any limitation on the $3.3 million of NOLs generated in 2018 that can no longer be benefited, which could be material, will be recognized in the period in which the financing occurred as a reduction to income tax benefit.

16. Contingencies

The Company is a party in various other contractual disputes, litigation, and potential claims arising in the ordinary course of business. We do not believe that the resolution of these matters will have a material adverse effect on our financial position or results of operations.

17. Subsequent events

As disclosed in Note 11, the Company repaid and extinguished its $1,500,000 convertible note on October 17, 2018.

As disclosed in Note 12, the Company closed on an underwritten public offering on October 2, 2018 and a registered direct offering on October 10, 2018.

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

Overview

We are a clinical stage immunotherapeutics company focused on the development of products to stimulate robust and durable immune responses for the prevention and treatment of diseases. Our most advanced product candidate is NasoVAX, an intranasally administered recombinant influenza vaccine that uses an adenovector to achieve expression of the influenza antigen in the target cell thereby potentially stimulating a broader and more rapid immune response than traditional influenza vaccines. We recently completed our first Phase 2 study for NasoVAX. Initial data, released in March 2018, indicated that NasoVAX was well tolerated at all doses tested. Additionally, the achievement of 100% seroprotection at two of the three dose levels studied sets it apart from other intranasally administered vaccines. Strong T-cell responses were observed at the highest dose. This combination of antibody and T-cell responses provides the potential for preventing infection and shedding of the flu virus. Subjects were followed for an additional six months after vaccination to assess durability of the antibody response. These new NasoVAX data, released in September 2018, demonstrate (a) a durable, dose dependent protective immune response, (b) significant mucosal immune response one month after vaccination compared to both placebo and Fluzone, and (c) a continued clean safety profile.

We are also developing two government funded assets, NasoShield and SparVax-L. NasoShield is an anthrax vaccine designed to provide rapid, stable protection after intranasal administration. In a head-to-head comparison with the existing approved anthrax vaccine in a gold-standard animal model, a single dose of NasoShield showed complete protection from inhalation anthrax and was non-inferior to multiple doses of the existing approved anthrax vaccine while providing for a more rapid and stable immune response. We have developed the product candidate with the support of the Biomedical Advanced Research and Development Authority (“BARDA”), and with their continued financial and contractual support, we launched a Phase 1 trial with NasoShield in first quarter of 2018. The purpose of the Phase 1 study was to assess the safety and immunogenicity of NasoShield at four dose cohort levels. An additional cohort received a repeated dose of NasoShield at Day 21. Based on initial data from the single-dose cohorts, NasoShield was safe and well-tolerated with no serious adverse events. The study also showed limited immunogenicity, possibly indicating that NasoShield may require more than one dose for robust immunity.

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

HepTcell, an immunotherapy for patients chronically infected with Hepatitis B (“HBV”), has recently completed a Phase 1 trial in the United Kingdom and South Korea. While generally well tolerated, the initial immunogenicity results from this trial in patients with chronic HBV were inconclusive and the Company is awaiting six-month follow up results that will be available in the fourth quarter of 2018, to determine whether to continue with further development of HepTcell, including any further clinical trials.

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

In accordance with the terms of the Merger Agreement, PharmAthene issued 0.0249702 (the “share exchange ratio”) of a share of PharmAthene common stock for each share of Private Altimmune common stock outstanding as of the closing date. All historical share and per share information — including common stock, convertible preferred stock, redeemable preferred stock, common stock warrants, restricted stock, and stock options — has been retroactively adjusted to reflect the impact of the share exchange ratio. In addition, Private Altimmune stock options and warrants were also replaced with options and warrants to purchase PharmAthene’s common stock at the same exchange ratio of 0.0249702. Immediately prior to closing, 19,976 shares of our convertible preferred stock were converted into Private Altimmune common stock on a 1-for-1 basis. In addition, outstanding principal and accrued interest on the Notes were converted into 10,558 shares of Private Altimmune common stock. Further, 1,325 shares of Private Altimmune common stock were issued pursuant to the accelerated vesting of restricted stock, and 22,024 shares of Private Altimmune common stock were issued as a result of warrant exercises, both in accordance with their original terms. Upon the closing of the Mergers, all outstanding shares of Private Altimmune common stock were exchanged for 229,450 shares of PharmAthene common stock.

Following the closing, shareholders of Private Altimmune held 58.2% of the equity interest of the combined entity and assumed control of the combined entity. As a result, the transaction has been accounted for as a reverse merger, and the assets and liabilities of PharmAthene have been recorded at their estimated fair value. The unadjusted purchase price to be allocated to PharmAthene’s assets and liabilities was estimated to be $44,742,737 as of the closing date and consisted of the shares of the combined company retained by PharmAthene shareholders, and the estimated fair value of vested PharmAthene stock options and warrants which remained outstanding as of the closing date. Also at the closing, 252 shares of PharmAthene outstanding stock options with an estimated fair value of $15,173 remained subject to vesting and service requirements. These unvested options will be recorded as operating expense in future periods as the services are delivered and the options vest.

Except where the context indicates otherwise, references to “we,” “us,” “our,” “Altimmune” or the “Company” refer, for periods prior to the completion of the Mergers, to Private Altimmune and its subsidiaries, and for periods following the completion of the Mergers, to the combined company and its subsidiaries.

Reverse Stock Split

On September 13, 2018 we amended our Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio 1-for-30 (the “Reverse Stock Split”). The Reverse Stock Split was effective on September 13, 2018, and our shares of common stock commenced trading on Nasdaq on a post-Reverse Stock Split basis on September 14, 2018. Unless otherwise noted, all share and per share numbers in this Quarterly Report on Form 10-Q are reflected on a Post-Reverse Stock Split basis for all periods presented.

Financing

On June 22, 2018 we entered into exchange agreements with certain holders of our Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) and warrants (“Existing Warrants”) pursuant to which, we (i) issued an aggregate of 167,700 shares of common stock, (ii) issued convertible notes (the “Exchange Notes”) with an aggregate principal value of $1,500,000, which are initially convertible into up to 73,530 shares of our common stock upon the default by the Company or at the holder’s option on the maturity date and is subject to adjustment under certain circumstances in accordance with the terms of the Exchange Notes and (iii) paid $1,100,000 in aggregate cash consideration, all in exchange for Existing Warrants to purchase 53,125 shares of common stock. We refer to these transactions as the “First Exchange.” In addition, the Company agreed to redeem all these holders remaining shares of Series B Preferred Stock, in cash, at the face value of $2,364,044.

On July 11, 2018, we entered into exchange agreements with certain other holders of our Series B Preferred Stock and Existing Warrants pursuant to which we (i) issued an aggregate of 32,124 shares of common stock and (ii) paid $22,241 in cash, all in exchange for all of the outstanding shares of our Series B Preferred Stock. After receiving the approval of our stockholders at our annual meeting of stockholders held on August 30, 2018, we issued an additional 145,038 shares of common stock in exchange for Existing Warrants to purchase 22,523 shares of common stock. We refer to these transactions as the “Second Exchange.”

On September 7, 2019, we entered into exchange agreements with certain other holders of our Existing Warrants pursuant to which we issued 5,929 shares of common stock in exchange for Existing Warrants to purchase 921 shares of common stock. We refer to this transaction as the “Third Exchange” and together with the First Exchange and Second Exchange as the “Exchanges.”

On September 24, 2018, we sold an aggregate of 286,633 shares of our common stock at a purchase price of $17.02 per share to certain institutional investors in a registered direct offering (the “First Registered Direct Offering”). The net proceeds of the First Registered Direct Offering were approximately $4.3 million, after deducting placement agent fees and estimated offering expenses payable by us.

On October 2, 2018, we sold a combined total of 2,400,000 common units and pre-funded units in an underwritten public offering (the “Unit Offering”). Each common unit in the Offering was sold at a public offering price of $5.00 and consisted of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $6.00. Each warrant sold in the Unit Offering is exercisable immediately and expires five years from the date of issuance. Each pre-funded unit in the Unit Offering was sold at a public offering price of $4.99 and consisted of a pre-funded warrant to purchase one share of our common stock at an exercise price of $0.01 per share and a warrant to purchase one share of our common stock at an exercise price of $6.00. The pre-funded warrants are immediately exercisable and may be exercised at any time until all of the pre-funded warrants are exercised in full. The net proceeds of the Unit Offering were approximately $10.1 million, after deducting the underwriting discount and estimated offering expenses payable by us.

On October 10, 2018, we sold a combined total of 4,629,630 common units and pre-funded units to certain institutional investors in a registered direct offering (the “Second Registered Direct Offering”). Each common unit in the offering was sold at a price of $5.40 and consisted of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $5.40. Each warrant sold in the Second Registered Direct Offering is exercisable immediately and expires five years from the date of issuance. Each pre-funded unit in the Second Registered Direct Offering was sold at a public offering price of $5.39 and consisted of a pre-funded warrant to purchase one share of our common stock at an exercise price of $0.01 per share and a warrant to purchase one share of our common stock at an exercise price of $5.40. The pre-funded warrants are immediately exercisable and may be exercised at any time until all of the pre-funded warrants are exercised in full. The net proceeds of the Second Registered Direct Offering were approximately $22.6 million, after deducting the underwriting discount and estimated offering expenses payable by us.

The Second Registered Direct Offering triggered an adjustment to the exercise price of the warrants issued in the Unit Offering from $6.00 to $4.1798.

Current Resources

As described above, the Company secured net proceeds of $37 million through equity sales that occurred from September 24, 2018 through October 10, 2018. Accordingly, the Company has sufficient capital to fund its plan of operations for at least a twelve-month period from the issuance date of our September 30, 2018 financial statements.

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

Results of Operations

Comparison of the three months ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018	2017	Increase (Decrease)
Revenue
Research grants and contracts	$2,629,446	4,565,251	$(1,935,805)	(42)%
License revenue	4,947	26,689	(21,742)	(81)

Total revenue	2,634,393	4,591,940	(1,957,547)	(43)

Operating expenses
Research and development	4,728,726	5,905,552	(1,176,826)	(20)
General and administrative	1,963,733	3,038,756	(1,075,023)	(35)
Goodwill impairment	—	26,600,000	(26,600,000)	—

Total operating expenses	6,692,459	35,544,308	(28,851,849)	(81)

Loss from operations	(4,058,066)	(30,952,368)	26,894,302	87

Other income (expense):
Changes in fair value of warrant liability, including gain (loss) on exchange	806,224	(508,316)	1,314,540	259
Changes in fair value of embedded derivative	185,768	(1,157)	186,929	16,156
Interest expense	(166,946)	(2,344)	(164,602)	(7,022)
Interest income	21,100	15,372	5,728	37
Other income (expenses)	31,378	10,786	20,592	191

Total other income (expense)	877,524	(485,659)	1,363,183	281

Net loss before income tax benefit	(3,180,542)	(31,438,027)	28,257,485	90
Income tax benefit	829,393	1,532,790	(703,397)	(46)

Net loss	$(2,351,149)	$(29,905,237)	$27,554,088	92%

Comparison of the nine months ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017	Increase (Decrease)
Revenue
Research grants and contracts	$7,727,681	7,892,919	$(165,238)	(2)%
License revenue	14,833	36,565	(21,732)	(59)

Total revenue	7,742,514	7,929,484	(186,970)	(2)

Operating expenses
Research and development	15,394,616	13,946,403	1,448,213	10
General and administrative	7,345,651	6,863,782	481,869	7
Goodwill impairment	490,676	26,600,000	(26,109,324)	(98)

Total operating expenses	23,230,943	47,410,185	(24,179,242)	(51)

Loss from operations	(15,488,429)	(39,480,701)	23,992,272	61

Other income (expense):
Changes in fair value of warrant liability, including loss on exchange	(2,874,484)	(508,316)	(2,366,168)	(465)
Changes in fair value of embedded derivative	183,638	(1,157)	184,795	15,972
Interest expense	(169,737)	(160,103)	(9,634)	(6)
Interest income	78,306	19,538	58,768	301
Other income (expenses)	289,053	9,839	279,214	2,838

Total other income (expense)	(2,493,224)	(640,199)	(1,853,025)	(289)

Net loss before income tax benefit	(17,981,653)	(40,120,900)	22,139,247	55
Income tax benefit	3,318,124	2,526,499	791,625	31

Net loss	$(14,663,529)	$(37,594,401)	$22,930,872	61%

Revenue

Revenue consists primarily of research grants from BARDA and NIAID in the United States for our anthrax vaccine product candidates. These contracts are cost reimbursement, with a fixed fee which is either based on costs or milestones.

Revenue decreased by $1.96 million, or 42%, for the three months ended September 30, 2018 as compared to the same period in 2017. The decrease was primarily the result of a decrease of $1.8 million in BARDA revenue due directly to changes in spending on the NasoShield program described below.

Revenue decreased by $0.19 million, or 2%, for the nine months ended September 30, 2018 as compared to the same period in 2017. The decrease was primarily the result of:

(i)	a decrease of $0.9 million in BARDA revenue due directly to changes in spending on NasoShield research and development described below; and

(ii)	an increase of $0.7 million in NIAID revenue due directly to changes in spending on the SparVax research and development described below.

Research and development expenses

Research and development operating expense decreased by $1.2 million, or 20%, for the three months ended September 30, 2018 as compared to the same period in 2017. The decrease was primarily the result of:

(i)	a decrease of $1.4 million due to timing of manufacturing development activities for NasoShield;

(ii)	an increase of $0.7 million due to timing of manufacturing development activities for NasoVAX; and

(iii)	a decrease of $0.4 million due to timing of a clinical study and related activities for HepTcell.

Research and development operating expense increased by $1.4 million, or 10%, for the nine months ended September 30, 2018 as compared to the same period in 2017. The increase was primarily the result of:

(iv)	a decrease of $0.7 million due to timing of manufacturing development activities for NasoShield;

(v)	an increase of $1.2 million due to timing of manufacturing development activities for NasoVAX;

(vi)	an increase of $0.4 million due to timing of a clinical study and related activities for SparVax;

(vii)	an increase of $0.2 million due to timing of clinical study and related activities for HepTcell; and

(viii)	an increase of $0.4 million in non-project specific research and development costs driven by employee compensation and additional allocated facility costs.

General and administrative expenses

General and administrative expense decreased by $1.1 million, or 35%, for the three months ended September 30, 2018 as compared to the same period in 2017. The decrease was primarily the result of the timing of professional services. Substantial nonrecurring effort was incurred in Q3 2017 to integrate the activities of the newly merged entity following the completion of the Mergers.

General and administrative expense increased by $0.5 million, or 7%, for the nine months ended September 30, 2018 as compared to the same periods in 2017. Increases are primarily attributable to an increase in labor costs associated with severance related expenses incurred in 2018.

Goodwill impairment charges

Goodwill impairment charges reported during the nine months ended September 30, 2018 represented an adjustment recorded during the measurement period to reduce the tax refund receivable acquired in connection with the Mergers. The adjustment to reduce the tax refund receivable resulted in a corresponding increase in goodwill which was determined to be fully impaired during the year ended December 31, 2017.

Other income (expense)

Other income (expense) increased by $1.4 million and decreased by $1.9 million during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. These fluctuations are primarily due to changes in the fair value of warrant liability and embedded derivatives.

Income tax benefit

We recorded an income tax benefit of $0.8 million and $3.3 million for the three and nine months ended September 30, 2018 as compared to an income tax benefit of $1.5 million and $2.5 million for the same respective periods of 2017. The income tax benefit recorded in 2018 represents unlimited lived federal net operating losses (NOLs) generated in 2018 that we have determined to be realizable as well as the ability of the Company to carry forward Maryland state NOLs generated in 2018. The income tax benefit recorded in 2017 reflects estimated tax refunds we expected to receive from carrying back 2017 NOLs to offset the 2016 federal and state income taxes paid by PharmAthene. The Tax Cuts and Jobs Act of 2017 limited our ability to carryback federal tax losses to prior years to only a one-year lookback.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the three and nine months ended September 30, 2018 was the cash on-hand as of January 1, 2018 and the receipt of $4.8 million in US state and federal tax refunds, $1.1 million R&D Tax Credit in the United Kingdom and $4.3 million in proceeds from the sale of our common stock. Our cash and cash equivalents were $8.0 million at September 30, 2018. We believe, based on the operating cash requirements and capital expenditures expected, our cash on hand at September 30, 2018, proceeds of our offerings of common stock units which closed on October 2, 2018 and October 10, 2018, and revenue from our government sponsored contracts, are adequate to fund operations for at least one year from the financial statement filing date.

We have not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales. Our sources of revenue consist of revenues under our contract with BARDA and NIAID for the development of NasoShield and SparVax-L, respectively, and to a lesser degree from other licensing arrangements. We have incurred significant losses since we commenced operations. As of September 30, 2018, we had accumulated losses of $92.3 million since our inception. In addition, we have not generated positive cash flows from operations. We have had to rely on a variety of financing sources, including the issuance of debt and equity securities. As capital resources are consumed to fund our research and development activities, we may not have sufficient capital to fund our plan of operations. In order to address our capital needs, including our planned clinical trials, we may need to pursue additional equity or debt financing.

In July 2016, we signed a five-year contract with BARDA which was amended in March 2017. The contract has a total value of up to $130 million and is used to fund clinical development of NasoShield. Under the contract, BARDA pays us a fixed fee and reimburses certain costs for the development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine including manufacturing, nonclinical and clinical studies through Phase 2. The contract consists of an initial base performance period providing approximately $24.1 million in funding for the period July 2016 through November 2019. BARDA has seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical studies. Each option, if exercised by BARDA, would provide additional funding ranging from approximately $1.1 million to $34.4 million for the period July 2018 through July 2021. Through September 30, 2018, we have received an aggregate of approximately $13.2 million under the current BARDA contract.

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

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(4,233,521)	$(15,407,930)
Investing activities	$(993,007)	$13,754,583
Financing activities	$971,430	$15,841,374

Operating Activities

Net cash used in operating activities was $4.2 million for the nine months ended September 30, 2018 compared to $15.4 million during the nine months ended September 30, 2017.

Our sources of cash provided by operations during the nine months ended September 30, 2018 was primarily tax refunds and cash receipts of revenue generated by our BARDA and NIAID contracts. The primary uses of cash from our operating activities include payments for labor and labor-related costs, professional fees, research and development costs associated with our clinical trials, and other general corporate expenditures.

Cash used in operating activities decreased $11.2 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The change was driven primarily by changes in working capital attributable to activity within accounts receivable, taxes receivable, accounts payable, other accrued liabilities and reimbursement of leasehold improvements.

Investing Activities

During the nine months ended September 30, 2018, the net cash used in investing activities of $1.0 million was primarily due to an investment of $0.97 million made in leasehold improvements in our new facility at 910 Clopper Road in Gaithersburg Maryland.

During the nine months ended September 30, 2017, net cash provided by investing activities of $13.8 million was primarily the result of cash assumed from the Mergers with PharmAthene that closed in May 2017.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2018 of $0.97 million was primarily the result of a $2.4 million cash redemption by certain holders of our Series B Redeemable Preferred stock (the “Stockholders”) and a $1.1 million cash payment to extinguish warrants to purchase our common stock held by the Stockholders, being offset by the receipt of $4.3 million in proceeds from the sale of our common stock and $0.1 million in proceeds from a Montgomery County, Maryland conditional economic incentive.

Net cash provided by financing activities during the nine months ended September 30, 2017 was primarily the result of $3.0 million net proceeds received from the Notes that closed in May 2017 and $13.0 million net proceeds from the redeemable preferred financing, offset by the repayment of notes payable for $0.2 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2018, we had cash and cash equivalents of $8.0 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Because most of our cash is held in bank deposit accounts without restriction, an immediate 100 basis point change in interest rates would not have a material effect on our financial position or the results of our operations. We are subject to interest rate risk from our outstanding notes and borrowings under our credit facility. Borrowings under our credit facility bear interest at an annual rate equal to the bank’s prime rate (5.75% at September 30, 2018) plus 2%.

In addition, we are subject to currency risk for cash held in British pounds and Euros in our UK and French subsidiaries. Fluctuations in the exchange rates for the British pound since January 2017 have been about 19% comparing the high and low during the period. Transactions of our UK subsidiary are predominantly settled in British pounds and transactions of our French subsidiary are settled predominantly in Euros; therefore, we believe that we have minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business, Financing Requirements, Product Development and Clinical Trials

The trading price of our common stock has been volatile with substantial price fluctuations on heavy volume, which could result in substantial losses for purchasers of our common stock and existing stockholders.

Our stock price has been and, in the future, may be subject to substantial volatility. The volatility of our stock price has increased since we effected the Reverse Stock Split. Since our common stock began trading on a post-Reverse Stock Split basis on September 14, 2018 and through November 9, 2018, our stock has traded in a range with a low of $3.55 and a high of $36.25.

The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. While we believe that some of the volatility may be explained by the Reverse Stock Split, there is no guarantee that this volatility will not continue. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•	announcements relating to development, regulatory approvals or commercialization of our product candidates or those of competitors;

•	results of clinical trials of our product candidates or those of our competitors;

•	announcements by us or our competitors of significant strategic partnerships or collaborations or terminations of such arrangements;

•	actual or anticipated variations in our operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	conditions or trends in our industry;

•	changes in laws or other regulatory actions affecting us or our industry;

•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	capital commitments;

•	investors’ general perception of our company and our business;

•	disputes concerning our intellectual property or other proprietary rights;

•	recruitment or departure of key personnel; and

•	sales of our common stock, including sales by our directors and officers or specific stockholders.

In the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

We have incurred significant losses since our founding and anticipate that we will continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical-stage biotechnology company and have not yet generated revenues from product sales. To date, substantially all of our revenues have been derived from grants and contracts with governmental agencies, primarily our BARDA contract for our anthrax vaccine product candidate. We have incurred net losses in most periods since our inception, including a net loss of

$14.7 million for the nine months ended September 30, 2018, a net loss of $46.4 million for the year ended December 31, 2017 and a net loss of $ 11.1 million for the year ended December 31, 2016. As of September 30, 2018, we have an accumulated deficit of $92.3 million. To date, we have not received regulatory approvals for any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate product revenues or become profitable.

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

We do not expect to generate revenue from product sales, licensing fees, royalties, milestones, contract research or other sources in an amount sufficient to fully fund our operations for the foreseeable future. Therefore, we will use our existing cash resources, together with funding received from BARDA, and will require additional funds to maintain our operations, continue our research and development programs, commence future preclinical studies and clinical trials, seek regulatory approvals and manufacture and market our products. As of September 30, 2018, our cash balance was $8.0 million. Based on our current operating plan, we believe that our existing cash will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least a twelve-month period from the issuance date of our September 30, 2018 financial statements. However, we do not expect that these funds will be sufficient to enable us to complete the clinical trials needed to seek marketing approval or commercialize any of our product candidates. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming and uncertain as to outcome. We cannot guarantee that clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays in reaching a consensus with regulatory agencies on trial design;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites;

•	delays in obtaining required approvals from the Institutional Revenue Board (“IRB”) or other similar committees or bodies at each clinical trial site;

•

imposition of a clinical hold by regulatory agencies for any reason, including safety concerns raised by other clinical trials of similar product candidates that may reflect an unacceptable risk with the patient population, technology platform, product stability or after an inspection of clinical operations or trial sites;

•	failure to perform clinical trials in accordance with the FDA’s Good Clinical Practices (“GCP”) or applicable regulatory guidelines in other countries, including the United Kingdom;

•	delays in the testing, validation, manufacturing and delivery of the product candidates to the clinical sites;

•

the number of patients required for our clinical trials may be larger than we anticipate, enrollment in our clinical trials may be slower than we anticipate or a participant may withdraw from our clinical trials, fail to complete dosing or fail to return for post-treatment follow-up at higher rates than we anticipate, any of which could result in significant delay;

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

Delays, including delays caused by the above factors, can be costly and could negatively affect our ability to complete a clinical trial. For example, we have had delays in previous clinical trials, including those conducted for NasoVAX, as a result of clinical holds imposed by the FDA or other regulatory authorities and requests for additional or new information on vaccine product testing in connection with an Investigational New Drug (“IND”) submitted to the FDA. We have also recently experienced multiple failures during the manufacturing of clinical materials for use in the upcoming NasoVAX Phase 2 clinical trial.

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

•	the acceptability of data obtained from studies conducted outside the United States to the FDA in support of U.S. marketing authorizations, such as a Biologic License Application (“BLA”).

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

We are subject to taxation in certain foreign jurisdictions due to the Immune Targeting Systems Limited (“ITS”) acquisition. Any adverse development in the tax laws of such jurisdictions or any disagreement with its tax positions could have a material adverse effect on its business, financial condition or results of operations. In addition, our effective tax rate could change materially as a result of certain changes in its mix of U.S. and foreign earnings and other factors, including changes in tax laws.

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

The pathway to regulatory approvals is time consuming and unpredictable, involves substantial costs and consumes management time and attention. It is not possible to predict the timing or success of obtaining regulatory approvals with any degree of certainty, and as a result, it is difficult to forecast our future financial results or prospects. Any unexpected development in the regulatory approval process, including delays or denials of regulatory approvals or significant modifications to our product candidates required by our regulators, could materially and adversely affect our business, results of operations and financial condition, and could substantially harm our stock price.

Our product candidates may cause undesirable side effects or have other properties that delay or prevent their regulatory approval or limit their commercial potential.

Undesirable side effects caused by our product candidates or even competing products in development that utilize a common mechanism of action could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. Serious adverse events deemed to be caused by our product candidates could have a material adverse effect on the development of our product candidates and our business as a whole. The most common adverse events in the clinical trials evaluating the safety and tolerability of the NasoVAX influenza vaccine have been headaches, runny noses and sore throats. The most common adverse events observed in clinical trials for product candidates developed using the Densigen platform include injection site reactions, headache, malaise and fatigue.

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

Pediatric exclusivity is another type of regulatory market exclusivity our competitors may pursue. In the United States, the FDA has the authority to award additional exclusivity for approved products where the sponsor conducts specified testing on pediatric or adolescent populations upon the written request of the FDA. If granted, pediatric exclusivity adds nine months to existing exclusivity periods applicable to biological products under the BPCIA — namely, the four-year period during which the FDA will not consider an applicable for a biosimilar product, and the twelve-year period during which the FDA will not approve a biosimilar application. This six-month exclusivity, which runs from the end of these exclusivity protection periods, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “written request” for such trial. In Europe, as well, pediatric studies are incentivized by the reward of additional exclusivity. Pediatric Investigation Plans (“PIPs”), are determined by the Pediatric Committee of the EMA. Where an application for a marketing authorization is submitted in respect of a medicinal product designated as an orphan medicinal product and that application contains the results of the PIP studies, market exclusivity for that orphan medicinal product is extended by two years if the product is authorized across Europe. We may pursue pediatric exclusivity for one or more of our product candidates but may not succeed in obtaining it. There is also a risk that a competitor may achieve pediatric exclusivity that would delay any potential approvals of our product candidates.

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

In the future, we may build a focused sales and marketing infrastructure to market or co-promote some of our product candidates in the United States and in Europe, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Our BARDA contracts are cost-plus-fixed-fee contracts that only reimburse certain specified activities related to our anthrax vaccine program that have been previously authorized by BARDA. There is no guarantee that additional activities will not be needed and, if so, that BARDA will reimburse the Company for these activities. There are also significant requirements associated with operating as a federal government contractor, which include having appropriate accounting and project tracking systems implemented and operational, and we may not be able to consistently meet these requirements. Performance under the BARDA contracts requires that we comply with appropriate regulations and operational mandates, which require us to engage internal and external expertise for compliance. Our ability to be regularly and fully reimbursed for our activities depends and will depend on our ability to comply and demonstrate compliance with such requirements. In the past, we have experienced delays in reimbursements under a BARDA contract on account of compliance issues, which we have had to dedicate substantial time and resources to remedy, including through modifications to our statement of work related to the program. In addition, under certain circumstances, BARDA may advise us to delay certain activities and invest additional time and resources before proceeding. If we follow such BARDA advice, overall program delays and costs associated with additional resources for which we have not planned may result. The costs associated with following such advice may or may not be reimbursed by BARDA under the contract. We may decide not to follow the advice provided by BARDA and instead pursue activities that we believe are in the best interest of our anthrax vaccine program and our business as a whole, even if BARDA would not reimburse us under our contract.

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

Further, the 21st Century Cures Act (“Cures Act”), was signed into law on December 13, 2016 and, among other things, includes a provision requiring timely and accurate recommended utilization guidelines for MCMs, including for products in the Strategic National Stockpile. The Cures Act requires HHS to report to the appropriate committees of Congress when funding in the Special Reserve Fund (“SRF”), available for the procurement of MCMs falls below $1.5 billion and how the amount of funding will impact identified MCM priorities. The Cures Act ensures coordinated and efficient processes for executing MCM development and procurement programs by clarifying that the Director of BARDA carry out the programs funded by the SRF, as well as the procurement contracts, grants, and cooperative agreements under BARDA.

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

The U.S. government’s determination to award any contracts may be challenged by an interested party, such as another bidder, at the U.S. Government Accountability Office (the “GAO”) or in federal court. If such a challenge is successful, a contract award may be re-evaluated and terminated.

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

Our business is subject to audit by the U.S. government in part because of the funding we receive for our anthrax vaccine program under our BARDA contract. U.S. government agencies such as the Defense Contract Audit Agency (the “DCAA”) routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. For example, BARDA audited indirect costs charged with respect to the SparVax® contract for the years 2008 through 2014.

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

Other than for the PharmAthene board of directors’ declaration of a special one-time cash dividend of $873.00 per share of PharmAthene common stock paid on February 3, 2017, neither Private Altimmune nor PharmAthene has ever paid any dividends on our common stock. While subject to periodic review, our current policy is to retain all earnings, if any, primarily to finance our future growth or ability to consummate strategic transactions, such as a merger or other business combination. We make no assurances that we will ever pay future dividends, cash or otherwise. Whether we pay any dividends in the future will depend on our financial condition, results of operations, and other factors that we will consider.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 11, 2018, pursuant to separate privately negotiated exchange agreements, we issued 32,124 shares of common stock in exchange for all of the shares of Series B Redeemable Convertible Preferred Stock held by the parties to such exchange agreements. After receiving the approval of the Company’s stockholders, we issued an additional 145,038 shares of common stock in exchange for 22,523 warrants to purchase shares of common stock held by the parties to such exchange agreements. The issuance of these securities was exempt from registration under the Securities Act pursuant to Section 3(a)(9) and Section 4(a)(2) thereunder.

On September 7, 2018, pursuant to separate privately negotiated exchange agreements, we issued 5,930 shares of common stock in exchange for warrants to purchase 921 shares of common stock. The issuance of these securities was exempt from registration under the Securities Act pursuant to Section 3(a)(9) and Section 4(a)(2) thereunder.

Item 3.	Default upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Description

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding a reverse stock split (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on September 13, 2018)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding an increase in authorized shares (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on September 13, 2018)

4.1	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Post-Effective Amendment on Form S-1 filed on September 28, 2018)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Post-Effective Amendment on Form S-1 filed on September 28, 2018)

4.3	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on September 26, 2018)

4.4	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on October 9, 2018)

4.5	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on October 9, 2018)

10.1	Form of Exchange Agreements dated July 11, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 16, 2018)

10.2	Amendment No. 1 to the Altimmune, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A filed on July 26, 2018)

10.3*	Amendment No. 4 to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated September 20, 2018 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on September 26, 2018)

10.4	Form of Securities Purchase Agreement among Altimmune, Inc. and certain investors named therein dated September 24, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 25, 2018)

10.5	Placement Agency Agreement by and between Altimmune, Inc. and Roth Capital Partners, LLC, dated September 24, 2018 (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed on September 25, 2018)

10.6	Form of Underwriting Agreement ((incorporated by reference to Exhibit 1.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on September 26, 2018)

10.7	Placement Agency Agreement by and between Altimmune, Inc. and Roth Capital Partners, LLC, dated October 8, 2018 (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed on October 9, 2018)

10.8	Form of Securities Purchase Agreement among Altimmune, Inc. and certain investors, dated October 8, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 9, 2018)

31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been granted as to certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTIMMUNE, INC.

Dated: November 13, 2018	By:	/s/ William Enright
	Name:	William Enright
	Title:	President and Chief Executive Officer (principal executive officer)

Dated: November 13, 2018	By:	/s/ William Brown
	Name:	William Brown
	Title:	Interim Chief Financial Officer (principal financial and accounting officer)