Form 10-K
period 2018-12-31
Altimmune, Inc.
filed 2019-04-01
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates, based upon the closing price of the Registrant’s common stock on the NASDAQ Global Market of $13.35, on June 30, 2018 was approximately $12.3 million.

There were 13,451,105 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding on March 27, 2019.

 ALTIMMUNE, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Forward-looking statements

This Annual Report on Form 10-K for the year ended December 31, 2018 (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “may,” “will,” “should,” “could,” “target,” “strategy,” “intend,” “project,” “guidance,” “likely,” “usually,” “potential,” or the negative of these words or variations of such words, similar expressions, or comparable terminology are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, risks associated with the following:

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

•	our ability to satisfy certain technical milestones under our contracts with BARDA and NIAID that would entitle us to receive additional funding over the period of the agreement;
•	the preservation of our net operating loss carryforwards (“NOLs”);
•	the impact of the Tax Cuts and Jobs Act (“TCJA”);
•	delays caused by third parties challenging government contracts awarded to us;
•	the receipt of future potential payments under government contracts or grants;
•	our ability to identify potential future government contracts or grant awards;
•	our ability to obtain potential regulatory approvals on the timelines anticipated, or at all;
•	our ability to obtain additional patents or extend existing patents on the timelines anticipated, or at all;
•	our ability to identify and consummate potential future strategic partnerships or business combinations;
•	our ability to expand our pipeline of products and the success of future product advancements, including the success of future clinical trials, and our ability to commercialize our products;
•	our anticipated financial or operational results;
•	our ability to obtain additional capital resources;
•	unforeseen safety and efficacy issues;
•	breaches of data privacy, or disruptions in our information technology systems;
•	our ability to continue to satisfy the listing requirements of the NASDAQ Global Market; and
•	risks detailed under the caption “Risk Factors” in this Annual Report and in our other reports filed with the U.S. Securities and Exchange Commission (“SEC”), from time to time hereafter.

We have based the forward-looking statements included in this Annual Report on information available to us on the date of this annual report. Except as required by law we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make in reports that we, in the future, may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

All forward-looking statements included herein are expressly qualified in their entirety by the foregoing cautionary statements. Unless otherwise indicated, the information in this Annual Report is as of December 31, 2018.

Note regarding trademarks

“Altimmune,” our logo and other trademarks, trade names or service marks of the Company appearing in this Annual Report, including, ALT-702, Densigen, HepTcell, NasoShield, NasoVAX, Oncosyn, RespirVec, and SparVax-L, are the property of the Company. The other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners. We do not intend our use or display of other companies’ trademarks, trade names or service marks to imply an endorsement or sponsorship of us by such companies, or any relationship with such companies.  Solely for convenience, trademarks and trade names referred to in this Annual Report may appear without the ® or TM symbol.

Item 1. Business.

Overview

Altimmune, Inc. is a clinical stage immunotherapeutics company focused on the discovery and development of products to stimulate robust and durable immune responses for the prevention and treatment of diseases. Our product candidates are focused in two key areas for which we have unique proprietary approaches; i) our synthetic peptide technology for cancer and infectious disease, and ii) intranasal vaccines for infectious disease. Using these technologies, we have generated preclinical and clinical product candidates that potentially represent an entirely new approach to harnessing the immune system.  In addition, we are seeking to acquire or in-license product candidates in immunotherapeutic indications that are either synergistic or complementary to our capabilities to expand our pipeline.

HepTcell

HepTcell is an immunotherapeutic product candidate for patients chronically infected with the hepatitis B virus (“HBV”). It is designed to drive CD4+ and CD8+ T-cell responses against all HBV genotypes in patients of all ethnic backgrounds. Stimulating T-cell responses in chronically infected HBV patients has been challenging because chronic infection with HBV strongly diminishes T-cell immunity directed against the virus. HepTcell focuses the immune system on discrete highly conserved regions of the HBV proteome. We believe our approach allows HepTcell to break immune tolerance by activating T-cells against critical viral sequences with decreased probability of immune escape due to viral mutation. HepTcell is based on our synthetic peptide technology platform and is given by intramuscular injection. In 2018 we completed a Phase 1 trial in the United Kingdom and South Korea in patients with chronic HBV. The HepTcell Phase 1 trial was a double-blinded, placebo-controlled, randomized, dose-escalation study that enrolled 61 subjects with chronic HBV who were HBeAg-negative and well-controlled on licensed antivirals. A total of 41 patients received one of two dose levels of HepTcell, with and without IC31TM, a depot-forming TLR9 adjuvant developed by Valneva SE, while 20 control patients received either placebo or IC31 alone. Patients received three injections each 28 days apart and were followed for six months after the final dose. All dose combinations showed excellent tolerability and met the primary endpoint of safety. In the two adjuvanted HepTcell arms, T-cell responses against HBV markedly increased over baseline compared to placebo. Altimmune plans to advance HepTcell into Phase 2 development.

ALT-702

ALT-702 is a tumor immunostimulant product candidate that has the potential to safely elicit or improve immune responses to a variety of cancers. It is a conjugated TLR 7/8 agonist designed to reverse immune-suppressive effects in the tumor microenvironment and promote antitumoral responses without the systemic side effects associated with other TLR 7 and TLR 7/8 agonists. This localized immune stimulation is anticipated to turn “cold” tumors to “hot” and to synergize with immune checkpoint inhibitors. We are currently developing a full preclinical dataset in murine tumor models with the intention of advancing this program into the clinic.

NasoVAX

NasoVAX, an intranasally administered recombinant influenza vaccine, uses an adenovector to achieve expression of the influenza antigen in the target cell, thereby potentially stimulating a broader and more rapid immune response than traditional influenza vaccines. Our Phase 2a trial evaluating NasoVAX started in September 2017 and was completed during 2018. Initial data, released in March 2018, indicated that NasoVAX was well-tolerated at all doses tested. Additionally, the achievement of 100% seroprotection and statistically significant increases in mucosal antibody at two of the three dose levels studied has set NasoVAX apart from other intranasally administered vaccines. Strong T-cell responses were also observed at the highest dose. This combination of serum antibody, mucosal antibody and T-cell responses provides the potential for improved ability to prevent infection and suggests that NasoVAX could have a greater impact on flu symptoms and containing the spread of the flu virus than currently approved influenza vaccines. All subjects were followed for an additional six months after vaccination to assess the durability of the antibody response, and 8 of the 15 subjects from the highest dose returned between 12 and 14 months after initial dosing for an additional immunogenicity assessment. These new NasoVAX data on the long-term durability of the immune response show that the immune response elicited by NasoVAX remained at seroprotective levels for at least 13 months. Durable responses on the order of one year are not expected from currently approved influenza vaccines and suggest that the immune response induced by NasoVAX could be much longer than the current influenza vaccines.

NasoShield

NasoShield is an anthrax vaccine designed to provide rapid and stable protection after a single intranasal administration. In a head-to-head comparison with the existing approved anthrax vaccine in well-established animal models, a single dose of NasoShield showed complete protection from inhalation anthrax and was non-inferior to multiple doses of the existing approved anthrax vaccine while providing for a more rapid and stable immune response. We have developed the product candidate with the support of the Biomedical Advanced Research and Development Authority (“BARDA”), and with their continued financial and contractual support, we launched a Phase 1 trial of NasoShield in the first quarter of 2018. The purpose of the Phase 1 trial was to assess the safety and immunogenicity of a single intranasal dose of NasoShield at four dose cohort levels. An additional cohort received a repeated dose of NasoShield at Day 21. Based on initial data from the single and two-dose cohorts, NasoShield was well-tolerated but did not produce an appreciable toxin neutralizing antibody (TNA) response. The Company did not expect this result given the compelling nonclinical data obtained previously in two well-established animal models for anthrax. We are investigating all potential causes that may have contributed to these results. The results of these investigations are expected in the first half of 2019.

SparVax-L

SparVax-L is our alternative anthrax vaccine candidate being developed under contract with NIAID.  It is a recombinant protein-based anthrax vaccine designed to require fewer doses and have a longer shelf-life than the only currently licensed anthrax vaccine. The shelf life of a liquid formulation was insufficient to meet the government standards and the product was reformulated as a lyophilized (dry powder) formulation. We have demonstrated a significant improvement in product stability (at least two years at room temperature and at least six years at refrigerated temperatures) with the lyophilized formulation. Recent preclinical experiments have shown SparVax-L to be 100% protective with a two-dose regiment (0 and 14 days) with higher protective toxin neutralizing antibodies than the currently licensed vaccine administered under the same schedule. As of December 31, 2018, development activities under the existing NIAID contract are substantially complete and the Company will only continue development of SparVax-L with the support of the US government or other entity. No such funding has been identified as of the date of this filing.

Merger with PharmAthene

Our business is the result of a merger between PharmAthene, Inc. (“PharmAthene”) and the business previously known as Altimmune, Inc. (“Private Altimmune”). In May 2017, Private Altimmune merged with PharmAthene pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated January 18, 2017, among Private Altimmune, PharmAthene, its wholly owned acquisition subsidiaries Mustang Merger Sub Corp I Inc. (“Merger Sub Corp”) and Mustang Merger Sub II LLC (“Merger Sub LLC”). Pursuant to the Merger Agreement, Merger Sub LLC agreed to acquire 100% of the outstanding capital stock of Private Altimmune in a reverse triangular merger and reorganization pursuant to section 368(a) of the Internal Revenue Code (the “Mergers”). Prior to the Mergers, PharmAthene was a publicly traded biodefense company engaged in Phase 2 clinical trials in developing SparVax-L anthrax vaccine.

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

Our Strategy

Key elements of our strategy include the following;

•	Apply our platform technologies to design and develop immunotherapeutic products tailored to address a wide range of disease indications including both acute and chronic infections and cancer;
•	In-license or acquire complementary immunotherapeutic technologies and product candidates that are either synergistic or complementary to our capabilities to expand our pipeline; and
•	Partner or out-license certain product candidates at later stages of development to focus our efforts on early to mid-stage product development.

Our Technology Platforms

Certain product candidates are based on our proprietary platform technologies as described below.

Densigen

Densigen is our synthetic peptide technology platform. HepTcell was developed using our Densigen platform which activates T-cells to generate a cytotoxic immune response against intracellular pathogens. This synthetic peptide technology is based on peptides of 30 – 40 amino acids that comprise a high density of CD4 and CD8 T-cell epitopes selected to focus the T-cell response on highly conserved targets and allow diverse populations to respond to the product. Densigen technology is protected by patents owned by us.

Key aspects of our Densigen technology, supported by our preclinical studies and clinical trials, include:

•	elicits responses across multiple targets for the disease;
•	immune response can be directed precisely to specific antigen sites, thereby avoiding more reactive but less effective sites present in the full-length protein; and
•	stronger immune response than naked peptides due to depot effect caused by attaching a biologically inert fluorocarbon chain to each peptide.

RespirVec

NasoShield and NasoVAX, our respiratory anti-infective product candidates, are derived from our RespirVec platform in which rapid as well as long-term immune protection is elicited by intranasal delivery of adenovectored pathogen sequences. RespirVec technology is comprised of intranasal delivery of replication-deficient adenoviruses and is protected by patents that we own or license.

Key aspects of our RespirVec technology, supported by our preclinical studies and clinical trials, include:

•	intracellular expression of the vaccine antigen for authentic immune presentation;
•	mobilization of the innate, cellular and mucosal immune systems, not just the antibody-based response triggered by conventional injectable vaccines;
•	elicits a more durable antibody response than typical licensed injectable vaccines;
•	self-adjuvanting adenovector delivery system with the potential to improve immunogenicity; and
•	rapid production cycle at anticipated lower costs.

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

We also face competition from smaller companies such as Novavax, which is developing an influenza vaccine; Inovio Pharmaceuticals, which is developing an HBV therapeutic vaccine; and Emergent Biosolutions, which manufactures the existing anthrax vaccine. We face competition for HepTcell, our immunotherapeutic HBV product, from companies such as Transgene which is developing an adenovirus-based vaccine and Inovio, which is developing a DNA vaccine delivered by in vivo electroporation. In the context of ALT-702, our conjugated TLR7/8 agonist for the treatment of cancer, we face competition from companies such as MedImmune, which is developing MEDI 9197 (formerly 3M-052), a dual TLR7/8 agonist for solid tumors; Curevac, which is developing a CV8102, a TLR7/8/RIG-1 agonist based on noncoding single stranded RNA for the treatment of solid tumors and Urogen, which is developing a TLR7 agonist for bladder cancer. Any of these smaller companies may develop competing products more rapidly than we do. A number of companies of varying sizes are also pursuing the development of a “universal” flu vaccine. In addition, we face substantial competition for government funding, particularly for our anthrax vaccine program.

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

We are also the exclusive licensee of one issued U.S. patent application owned by the UABRF directed to mucosal administration of genetic vectors. The claims are directed to methods of non-invasive immunization by administering a non-replicating adenovirus vector expressing influenza antigens via intranasal administration. The issued U.S. patent has an expiration date no earlier than January 2020, not giving effect to any potential extensions and assuming payment of all associated fees.

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

In connection with the original license, we paid an up-front license fee of $0.03 million and issued 2,986 shares of common stock to UABRF. We also agreed to make certain payments, including an annual maintenance payment and royalty payments as a percentage of net sales of licensed products covered by valid claims of any licensed patent in the country of sale until the expiration of the last to expire of such patents in such country. The royalty payments are subject to a minimum annual royalty amount following the first commercial sale of a licensed product, ranging from low five figures to low six figures. To date, we have paid UABRF an aggregate of $478,000 under the license agreement consisting of cash and promissory notes to UABRF that have since been repaid, and $94,000 in shares of common stock.

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

PER.C6 Cell Line — In-Licensed from Janssen Vaccines & Prevention B.V (Formerly Crucell Holland, B.V.)

We are the non-exclusive licensee of patent rights held by Janssen Vaccines & Prevention B.V (Formerly Crucell Holland, B.V.) (“Janssen”), covering a method of producing an adenoviral vector stock using cell lines including the PER.C6 cell line, which may be used for the development and manufacture of vaccine products. The Janssen patent rights include patents issued in the United States with an expected expiration date no earlier than April 2020, in each case not giving effect to any potential extensions and assuming payment of all associated fees.

We entered into an amended license agreement with Janssen, effective as of October 4, 2005, which amended and restated our prior license agreements with Janssen. Under the amended license agreement, we obtained a non-exclusive, worldwide license (with the right to sublicense) under certain patent rights and know-how to use Janssen’s proprietary cell line to develop, manufacture and commercialize vaccines to prevent and/or treat influenza virus and anthrax infection in humans.

In consideration for the license, we paid an up-front license fee, issued equity shares, and agreed to pay certain development-based milestone payments through approval of licensed products by the Food and Drug Administration (“FDA”), up to an aggregate amount of approximately $2.5 million. We also agreed to pay royalty payments as a percentage of net sales of products in any country where the manufacture of such product is covered by a valid claim of any licensed patent or uses licensed know-how, subject to a royalty stacking reduction and minimum annual royalty payments, until the expiration of the term of the amended agreement. To date, we have paid Janssen $2.1 million in cash and equity under the amended agreement.

We further amended our license agreement with Janssen, effective September 25, 2015, primarily to streamline our manufacturing license arrangements. Prior to the 2015 amendment, we entered into three-party manufacturing license agreements with each manufacturer and Janssen. The 2015 amendment enables us to directly grant sublicenses of certain of our rights under Janssen’s patent rights and know-how to manufacturers, subject to Janssen’s consent which may not be withheld if the manufacturer meets certain criteria.

We may terminate the amended license agreement without cause, and the agreement contains customary provisions for either party to terminate prior to the expiration of the agreement. The amended license agreement expires on a product-by-product and country-by-country basis on the later of the date upon which the last of the licensed patents applicable to the relevant product expires or 15 years from the date of first commercial sale of the relevant product. Upon expiration of the amended license agreement, or if we terminate the amended license agreement for Janssen’s material breach, we retain the right to exploit the rights granted.

Patent Rights Related to Our Densigen Platform Technology

Fluorocarbon Antigen Delivery Vectors

We are developing a fluorocarbon antigen construct platform technology. Our patents covering this technology are issued in the United States, China, India, Japan and certain European countries, including the United Kingdom, Germany and France. Additional patents are issued in other commercially relevant jurisdictions and an application is pending in the United States. The claims are directed to the fluorocarbon linked antigen construct, compositions comprising the construct and methods of using the construct to stimulate an immune response. The patents and, if issued, the patent(s) resulting from the pending patent applications are expected to have an expiration date no earlier than April 2025, not giving effect to any potential extensions and assuming payment of all associated fees.

Formulation of Antigen Delivery Vectors — Manufacturing Process for the Final Formulation of the Antigen Delivery Vectors

We are developing an intermediary of the manufacturing process for solubilizing the fluorocarbon antigens, for which we have a patent issued in the United States, Europe and Japan and patent applications pending in the United States and Japan, as well as other commercially relevant jurisdictions. The claims are directed to methods of solubilizing certain fluorocarbon antigen peptides using acetic acid formulations and manufactured lyophilized compositions thereof that are soluble in an aqueous solution. The patent and, if issued, the patent(s) resulting from the pending patent applications are expected to have an expiration date no earlier than December 2031, not giving effect to any potential extensions and assuming payment of all associated fees.

Patent Rights Related to Our Product Candidates

NasoVAX, an Influenza Vaccine

We are developing a rapid and prolonged immunologic-therapeutic technology for influenza, for which we have a patent issued in the United States, Europe and Japan for influenza and patent applications pending in the United States, Europe and Japan, as well as other commercially relevant jurisdictions. The issued and pending claims are directed to methods for inducing a rapid protective response against influenza, comprising intranasal administration of an effective amount of E1 and/or E3 deleted adenovirus. The patent and, if issued, the patent(s) resulting from the pending applications are expected to have an expiration date no earlier than March 2032, not giving effect to any potential extensions and assuming payment of all associated fees. NasoVAX is also covered by the patents and patent applications relating to our RespirVec platform technology, including an issued U.S. patent with claims directed to methods of non-invasive immunization by administering a non-replicating adenovirus vector expressing influenza antigens via intranasal administration.

NasoShield and SparVax-L, Anthrax Vaccines

We are developing a rapid and prolonged immunologic-therapeutic technology for anthrax (NasoShield), for which we have a patent granted in the United States, Europe and Japan. Additional patent applications are pending in the United States, Europe, Japan and other commercially relevant jurisdictions. The issued and pending claims are directed to methods for inducing a rapid protective response against anthrax, comprising intranasal administration of an effective amount of E1 and/or E3-deleted adenovirus expressing a Bacillus anthracis antigen. The patent, if issued, resulting from the pending applications are expected to have an expiration date no earlier than March 2032, not giving effect to any potential extensions and assuming payment of all associated fees.

NasoShield is further covered by an issued and pending US patent. The issued claims are directed to methods of inducing a protective immune response against inhalation anthrax, comprising intranasal administration of an adenoviral vector expressing anthrax protective antigen. The patent has an expiration date no earlier than July 2024, not giving effect to any potential extensions and assuming payment of all associated fees. NasoShield is also covered by the patents and patent applications relating to our RespirVec platform technology.

We are developing a lyophilized anthrax vaccine (SparVax-L) containing a recombinant anthrax protective antigen (rPA), for which we have a patent issued in the United States and Japan, as well as other commercially relevant jurisdictions.  The claims are directed to an anthrax vaccine containing a recombinant anthrax protective antigen (rPA) bound to aluminum hydroxide and methods thereof. The patents are expected to have an expiration date no earlier than March 2030, not giving effect to any potential extensions and assuming payment of all associated fees.  The mark, SparVax-L, was allowed by the United States Patent and Trademark Office (USPTO) in 2017.

HepTcell, Chronic Hepatitis B Immunotherapy

We are developing an HBV immunotherapy technology directed to compositions comprising fluorocarbon constructs with specific peptide HBV antigen sequences. Our patent applications covering this technology are pending in Europe, Asia, and India, as well as other commercially relevant jurisdictions; the application in the United States is allowed. The claims are directed to HBV antigen peptide sequences comprising T-cell epitopes linked to fluorocarbon chains and compositions comprising at least two of the fluorocarbon linked HBV antigen peptide sequences. If issued, the patent(s) resulting from the pending patent applications are expected to have an expiration date no earlier than December 2033, not giving effect to any potential extensions and assuming payment of all associated fees. HepTcell is also covered by the patents and patent applications relating to our Densigen platform technology.

ALT-702, Immunostimulant

We are developing a conjugated immunostimulant for which we have a patent issued in the United States and patent applications pending in the United States, Canada, Russia, Europe, Japan and Korea. The claims are directed to conjugated immune stimulatory constructs, compositions comprising the constructs and methods of using the constructs to stimulate an immune response. The patents and, if issued, the patent(s) resulting from the pending patent applications are expected to have an expiration date no earlier than 2034, not giving effect to any potential extensions and assuming payment of all associated fees.

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

Government Contracts

Substantially all of our revenues to date have been derived from grants and United States government contracts. There can be no assurances that our remaining U.S. government contract will be continued, renewed beyond the base period, or that we can enter into new contracts or receive new grants to supply the U.S. or other governments with our products. The process of obtaining government contracts is lengthy and uncertain.

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

BARDA Anthrax Contract

We are developing our NasoShield anthrax vaccine pursuant to a contract with BARDA that commenced in July 2016. Under this contract, BARDA pays us a fixed fee and reimburses certain of our costs for the research and development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine through current good manufacturing practice (“cGMP”) manufacture and conduct of a Phase 1 clinical trial dose ranging assessment of safety and immunogenicity. The contract consists of an initial base performance period providing approximately $24.1 million in funding for the period July 2016 through November 2019. BARDA has seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical studies, through July 2021. Each option, if exercised by BARDA, would provide additional funding ranging from approximately $1.1 million to $34.4 million, providing a total contract potential of $130 million. To date, we have received an aggregate of approximately $14.7 million in revenue under the current BARDA contract.

The Company has been audited by BARDA through 2015 and has agreed on final indirect rates with the Defense Contract Audit Agency (“DCAA”) through 2015.

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

NIAID Anthrax Contract

We are developing our SparVax-L anthrax vaccine pursuant to a contract with NIAID. This recombinant protein-based anthrax vaccine is designed to require fewer doses and have a longer shelf life than the only currently licensed anthrax vaccine. We have demonstrated a significant improvement in shelf life (two years at room temperature and six years at refrigerated temperatures) with a lyophilized formulation. Recent preclinical experiments have shown it to be 100% protective with a two-dose regimen (administered on study Days 0 and 14 days) with higher protective (toxin neutralizing) antibodies than the currently licensed vaccine administered under the same schedule. Activities under this contract are substantially complete, and we are seeking additional government funding to advance the program beyond the completion of this contract. As more fully discussed in Item 7. below, Management has assessed a low probability of obtaining future funding from a governmental agency which has resulted in a $21.4 million impairment of the SparVax-L IPR&D asset. The carrying value at December 31, 2018 and 2017 is $1.0 million and $22.4 million, respectively.

United States Government Regulation

Biological products, such as our product candidates, are subject to regulation under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”), the Public Health Service (“PHS Act”), the Food and Drug Administration (FDA). Regulations under Title 21 of the Code of Federal Regulations (21 CFR) as well as other federal, state and local statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products. FDA approval must be obtained before clinical testing of biological products. FDA concurrence to commence clinical trials also must be obtained before marketing of biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources, and each process may take several years to complete, although certain expedited programs potentially applicable to our product candidates, such as FDA fast track approval processes for certain new drugs with the potential to address unmet medical needs for certain serious or life-threatening conditions, may potentially expedite approval processes. Certain federal incentive programs are also potentially applicable to our product candidates, such as for “orphan drugs” that treat rare conditions, and programs supporting the development of bioterrorism medical countermeasures. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all, and we may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our product candidates. In addition, the FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the products. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval. In addition, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could adversely affect our ability to commercialize our product candidates.

Biological Products Development Process

The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

•

completion of preclinical laboratory tests and animal studies according to good laboratory practices (“GLPs”) for IND-enabling studies, studies used to support animal rule pathway submissions, and applicable requirements for the humane use of laboratory animals or other applicable regulations;

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

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMPs, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;

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

Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events (“AEs”), should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND, during applicable phases of development. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

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

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected AEs, any findings from other studies, tests in laboratory animals or in vitro testing and other sources that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

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

Review and Approval Processes

After the completion of clinical trials of a biological product, the FDA approval of a BLA must be obtained before commercial marketing of the biological product. The BLA must include results of product development, laboratory and animal studies, human studies, information on the manufacture and composition of the product, proposed labeling and other relevant information. In addition, under the Pediatric Research Equity Act, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers depending on the designated pathway for submission. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all. In addition, amendments to BLAs for seasonal influenza vaccines are currently required to be submitted annually.

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

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCP requirements. To assure cGMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

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

Certain U.S. Regulatory Incentives and Other Programs

Priority Rule Voucher (PRV)

The 21st Century Cures Act (“Cures Act”), which was signed into law on December 13, 2016, established a new priority review voucher (“PRV”) program for material threat Medical Countermeasures (“MCMs”). Upon approval of a material threat MCM application, the FDA will award a PRV provided certain criteria are met. When a marketing application receives a priority review designation, the FDA’s goal is to take action on that application within 6 months. To be considered a material threat MCM PRV, the MCM application must be: (i) intended for use to prevent or treat harm from a chemical, biological, radiological, or nuclear (CBRN) agent (or harm caused by an MCM used against such agent) determined by the Department of Homeland Security to be a material threat; (ii) eligible for priority review; (iii) approved after the date of enactment of the Cures Act; and (iv) for a drug for which an active ingredient has not been previously approved by the FDA.

Animal Rule and Project BioShield Emergency Use Authorization

In 2002, the FDA amended its requirements applicable to BLAs to permit the approval of certain biologics that are intended to reduce or prevent serious or life-threatening conditions based on evidence of safety from trial in healthy subjects and effectiveness from appropriate animal studies when human efficacy studies are not ethical or feasible. These regulations, also known as the “Animal Rule,” and published in the Code of Federal Regulations (21 CFR 601 Subpart H), authorize the FDA to rely on evidence from animal studies to provide evidence of a product’s effectiveness under circumstances where there is a reasonably well-understood mechanism for the toxicity of the agent. Under these requirements, and with FDA’s prior agreement, biologics used to reduce or prevent the toxicity of CBRN substances may be approved for use in humans based on evidence of effectiveness derived from appropriate animal studies and any additional supporting data. Products evaluated for effectiveness under this rule are evaluated for safety under preexisting requirements for establishing the safety of new drug and biological products, including Phase 1 through Phase 2 clinical trials. Under certain circumstances a single animal species may be acceptable if that animal model is sufficiently well-characterized for predicting a response in humans. The animal study endpoint must be clearly related to the desired benefit in humans and the information obtained from animal studies must allow for selection of an effective dose in humans. The Animal Rule also requires post-marketing studies, such as field studies, to verify and describe the product’s clinical benefit and assess its safety should an exigency exists that leads to the product being used in humans; the nature of these studies will be discussed with FDA as part of the BLA process. Products approved under the Animal Rule are subject to additional requirements, such as restrictions imposed on marketing or distribution or requirements to provide information to patients. The Animal Rule drug development pathway typically involves costs and time for nonclinical studies and animal models in excess of what would be expended in conducting human vaccine clinical trials not requiring compliance with the Animal Rule.

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

Some product candidates may be eligible both for consideration for procurement into the SNS and for use in the event of an emergency, although there is no guarantee that our product candidates will meet the criteria set forth by HHS or the FDA for procurement and Emergency use Authorization, respectively.

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

FDA Expedited Development and Approval Programs

Certain FDA programs are intended to speed the availability of drugs that treat serious diseases, which could potentially apply to our product candidates, although this cannot be assured, and we do not currently have any products with fast track designation. The FDA fast track programs, one of which is fast track designation, are designed to facilitate the development and review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs for the conditions. Fast track designation applies to a combination of the product and the specific indication for which it is being studied. Thus, it is the development program for a specific drug for a specific indication that receives fast track designation. The sponsor of a product designated as being in a fast track drug development program may engage in close early communication with the FDA, including through timely meetings and feedback on clinical trials. Products in fast track drug development programs also may be eligible for FDA priority review or accelerated approval, if relevant criteria are met; in other words, the review cycle may have a six-month review clock instead of a twelve-month review clock). Sponsors may also be able to submit completed portions of an application before the entire application is completed; however, the review clock will not officially begin until the entire completed BLA is submitted to and filed by the FDA. The FDA may notify a sponsor that its program is no longer classified as a fast track development program if the fast track designation is no longer supported by emerging data, the designated drug development program is no longer being pursued, or another product that meets the unmet medical need for the same indication.

Pediatric Exclusivity

Under the BPCIA, biologics, such as our product candidates, may be eligible for pediatric exclusivity, an incentive intended to encourage medical product research for children. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods applicable to biological products under the BPCIA — namely, the four-year period during which the FDA will not consider an application for a biosimilar product, and the 12-year period during which the FDA will not approve a biosimilar application. This six-month exclusivity, which runs from the end of these exclusivity protection periods, may be granted based on the completion of a pediatric trial. Which is expected unless a waiver is sought and granted by the FDA, for a program to be exempt from pediatric planning obligations. It is possible, but not assured, that certain of our current or future product candidates may be targeted to pediatric populations, such as our influenza vaccine candidate, and so pursuit of this incentive may be relevant.

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

U.S. Regulations Affecting Certain Federally Funded Programs, such as Medicare and Medicaid

Pharmaceutical manufacturers with products that are reimbursed by U.S. federally funded programs such as Medicare and Medicaid are subject to regulation by the Centers for Medicare & Medicaid Services (“CMS”) and enforcement by the HHS Office of Inspector General (“OIG”), and in the event our product candidates are approved, regulation by CMS and enforcement by HHS OIG would be relevant to the Company. Some of these laws, referred to as “false claims laws,” prohibit the submission or causing the submission of false or fraudulent claims for reimbursement to federal, state and other health care payers and programs. Other laws, referred to as “anti-kickback laws,” prohibit soliciting, offering, receiving or paying remuneration in order to induce the referral of a patient or ordering, purchasing, leasing or arranging for, or recommending ordering, purchasing or leasing of, items or services that are paid for by federal, state and other health care payers and programs.

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

Under the Physician Payment Sunshine Act, should any of our products be approved for sale, we may be required to collect and report detailed information regarding certain financial relationships we have with physicians and teaching hospitals. Our compliance with these rules may also impose additional costs. It is difficult to predict how the new requirements, which also preempt similar state law reporting requirements, may impact our relationships with physicians and teaching hospitals.

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

Environmental Regulations

We are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential federal, state or local regulations. These and other laws govern our use, handling and disposal of various biological and chemical substances used in, and waste generated by our operations. Our research and development involve the controlled use of hazardous materials, chemicals and viruses. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources. Additionally, for formulations containing controlled substances, we are subject to Drug Enforcement Act regulations.

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

Non-U.S. Government Regulations

European Drug Development

Our products will also be subject to extensive regulatory requirements in the European Union. As in the United States, medicinal products can only be marketed if a marketing authorization from the competent regulatory agencies has been obtained. See “European Marketing Authorization” below.

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

Clinical Trial Authorization in the European Union

The Clinical Trials Directive and European Commission guidance describe the steps that a sponsor must take before commencing a clinical trial. According to these documents, a clinical trial may commence only if: (i) the anticipated therapeutic and public health benefits outweigh any foreseeable risks and inconveniences to the subjects; (ii) the trial subjects understand the objectives and risks of the trial and give informed, written consent to participate; (iii) the trial safeguards the physical and mental integrity of the subjects; and (iv) insurance covers the liability of the sponsor and investigator. To comply with these requirements, the trial sponsor must take certain steps. In general, the sponsor must take responsibility for trial conduct, appointment of an appropriate investigator, selection of the institution that will conduct the trial, quality control, data collection standards, protocol drafting, and creation of the investigator’s brochure. The sponsor then must apply for approval from both the ethics committee and the relevant NCA in the member state. Written authorization may be required for all biologics trials and is required for trials involving medicines containing genetically modified organisms, medicines for gene therapy, and medicines for somatic cell therapy (including xenogeneic cell therapy). The opinion of the ethics committee should be issued within 60 days. A review period of 30 days can be added for medicines requiring written authorization noted earlier, and for xenogeneic cell therapy, there are no time limits for authorization. This timeframe can be extended by an additional 90 days (in addition to the original 90 days) if the ethics committee consults a national group or committee. The trial may begin only if (i) the ethics committee has issued a favorable opinion and (ii) no competent authority has informed the applicant of grounds for non-acceptance.

Good Clinical Practices and Other Considerations for Clinical Trials

Clinical trials of biologics must comply with GCP, as described in Directive 2005/28/EC on Good Clinical Practice and the ICH E6 guideline, which the CHMP has adopted. The directive and guideline describe general governing principles for clinical trials. The rights, safety and well-being of trial subjects must prevail over the interests of science and society. Investigators must obtain freely given informed consent from every trial subject before each subject is enrolled. Clinical trial information must be handled, recorded and stored with respect for relevant confidentiality and privacy rules. Trials must comply with the ethical principles of the World Medical Association’s Declaration of Helsinki. Specific GCP guidelines apply to trials of advanced therapy medicinal products. These guidelines regulate issues such as the donation, procurement and testing of human tissues and cells; the implementation of a traceability system; and specific rules on safety reporting and long-term follow-up. Under the Clinical Trials Directive, special requirements apply to clinical trials conducted on minors and other persons not able to give informed legal consent. These requirements are intended to preserve the dignity of the trial subjects, confirm that the benefits of the trial outweigh the risks and ensure that subjects’ representatives give consent with as much involvement of the subject as possible. Competent authorities must record information regarding trials in the European database of clinical trials which is accessible only to other competent authorities, the European Medicines Agency (“EMA”), and the European Commission. CHMP has issued a guideline on quality requirements during the clinical trial period for investigational medicinal products containing biological or biotechnology-derived substances. The guideline describes quality documentation that should be submitted to the competent authority as part of the sponsor’s investigational medicinal product dossier (“IMPD”). The IMPD should include, among other things, (i) an adequate description of the process and process controls, including a flow chart of all successive steps and details of in-process testing and (ii) a description and justification of “any reprocessing during manufacture of the drug substance.” The guideline also recognizes that sponsors will improve and optimize their manufacturing processes during clinical development and describes the steps sponsors should take following these changes. Specifically, the sponsor must compare the quality attributes of the pre- and post-change biological active substances and relevant intermediates and conduct a comparability exercise where necessary. For first-in-human clinical trials, sponsors should use product representative of the material used during the non-clinical testing phase. Finally, with regard to characterization, the guideline requires details on the biological activity to be provided, recognizing that the extent of characterization data will further increase in later phases.

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

European Marketing Authorization

In the European Economic Area (“EEA”), which includes the 28-member states of the European Union plus Norway, Iceland and Liechtenstein, medicinal products can only be placed on the market after approval of a Marketing Authorization Application, or MAA. The MAA is based on the results of pharmaceutical tests, preclinical tests and clinical trials conducted on the medicinal product in question. There are two types of MMAs:

•

The Centralized MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the CHMP and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of drugs, such as biotechnology medicinal products, orphan medicinal products, and medicinal products containing new active substances indicated for certain diseases. The Centralized Procedure is optional for other drugs provided eligibility criteria are met. In all cases, to find out whether a product can be evaluated via the Centralized Procedure, applicants must always submit an eligibility request.

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

Orphan medicinal products still remain subject to the same regulatory approval process, albeit that they are always assessed through the Centralized Procedure. Effective September 19, 2018, sponsors applying for Orphan Designation must use MEA’s secure online IRIS platform. However, sponsors of orphan medicinal products are eligible to benefit from a number of incentives offered, including certain assistance with development of the medicinal product, reduced fees for MA applications and protection from market competition once the medicinal product is authorized, as below.

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

Employees

As of December 31, 2018, we had 27 full-time employees, 11 of whom hold M.D. or Ph.D. degrees and 15 of whom hold other advanced degrees. Of our total workforce, 19 are engaged primarily in research and development activities and 8 are engaged primarily in executive, finance and accounting, and administrative functions. As of December 31, 2018, all employees are in the United States and none are represented by labor unions or covered by collective bargaining agreements. We consider our relations with our employees to be good.

Financial Information

Our consolidated contract revenues were approximately $10.3 million and $10.7 million during the years ended December 31, 2018 and 2017, respectively. For the year ended December 31, 2018, we recognized $8.3 million and $2.0 million as revenue from the BARDA and NIAID contracts, respectively. For the year ended December 31, 2017, we recognized $8.9 million and $1.8 million as revenue from the BARDA and NIAID contracts, respectively.

Financial Information by Geographic Area

For the years ended December 31, 2018 and 2017, all revenues were generated in the United States, which is our country of domicile. As of ended December 31, 2018 and 2017, long-lived assets with a net book value of $2.8 million and $23.4 million, respectively, were located in the United States. As of December 31, 2018 and 2017, long-lived assets with a net book value of $12.4 million and $15.9 million, respectively, were located outside of the United States.

Research and Development

During the years ended December 31, 2018 and 2017, we spent approximately $18.5 million and $18.4 million on research and development activities, respectively.

Corporate Information

We completed the Mergers between Private Altimmune and PharmAthene in 2017. Our stock is traded on the Nasdaq Global Market (“NASDAQ”) under the symbol “ALT”. Our principal executive offices located at 910 Clopper Road, Suite 201S, Gaithersburg, Maryland 20878. Our telephone number is (240) 654-1450, and our Internet website is www.altimmune.com and our investor relations website is located under the “Investors” tab. The information on, or that can be accessed through, our website is not part of this Annual Report and is not incorporated by reference herein.

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

Item 1A. Risk Factors.

In addition to the other information included in this Annual Report, the following risk factors should be carefully considered when evaluating an investment in us. These risk factors and other uncertainties may cause our actual future results or performance to differ materially from any future results or performance expressed or implied in the forward-looking statements contained in this report and in other public statements we make. In addition, because of these risks and uncertainties, as well as other variables affecting our operating results, our past financial performance is not necessarily indicative of future performance. See “Forward-Looking statements” in Item 1 of this Annual Report.

Risks Related to Our Business, Financing Requirements, Product Development and Clinical Trials

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

We are a clinical-stage biotechnology company and have not yet generated revenues from product sales. To date, substantially all of our revenues have been derived from grants and contracts with governmental agencies, primarily our BARDA contract for our anthrax vaccine product candidate. We have incurred net losses in most periods since our inception, including a net loss of $39.2 million and $46.4 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we have an accumulated deficit of $116.9 million. To date, we have not received regulatory approvals for any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate product revenues or become profitable.

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

We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also test our goodwill and indefinite-lived intangible assets for impairment at least annually in the fourth quarter, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. During 2017, as a result of our declining share price, we tested our goodwill and indefinite-lived intangible assets for impairment both as of interim and at year end. Based on the result of the test, we determined that that our goodwill was impaired. An aggregate impairment charge of $35.9 million was recorded for the year ended December 31, 2017. As a result of the 2018 annual impairment test of our indefinite lived intangibles performed in conjunction with a strategic review of our development pipeline, we recorded an impairment charge of $24.5 million during 2018. At December 31, 2018, we continued to carry $13.9 million of indefinite lived intangible assets. Any such significant write-downs of our long-lived assets in the future could adversely affect our balance sheet and results of operations.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed would force us to delay, limit, reduce or terminate our product development or commercialization efforts.

We do not expect to generate revenue from product sales, licensing fees, royalties, milestones, contract research or other sources in an amount sufficient to fully fund our operations for the foreseeable future. Therefore, we will use our existing cash resources, together with funding received from BARDA, and will require additional funds to maintain our operations, continue our research and development programs, commence future preclinical studies and clinical trials, seek regulatory approvals and manufacture and market our products. As of December 31, 2018, our cash balance was $34.4 million. Based on our current operating plan, we believe that our existing cash will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least a twelve-month period from the issuance date of our December 31, 2018 financial statements. However, we do not expect that these funds will be sufficient to enable us to complete the clinical trials needed to seek marketing approval or commercialize any of our product candidates. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned.

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

Our preclinical and clinical results are not necessarily predictive of the final results of our ongoing or future clinical trials. We have completed early, small, proof-of-concept clinical trials with our NasoVAX influenza vaccine, and we are in in Phase 1 clinical development with HepTcell and NasoShield program. Success in preclinical studies may not be predictive of similar results in humans during clinical trials, and successful results from early or small clinical trials of a vaccine candidate may not be replicated in later and larger clinical trials. Clinical trials are expensive, time consuming and uncertain as to outcome, and we cannot guarantee that any of these activities will be successful. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates, if we do not meet our clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for our product candidates, or we may determine to suspend development of or abandon specific product candidates. For example, we suspended the development of a Densigen platform-based product candidate, Flunisyn, which was being developed as a T-cell vaccine for the treatment of influenza, in favor of NasoVAX. Clinical trials with this product candidate showed that it was well tolerated and able to induce robust T-cell responses against the viral sequences represented, but a comparison of the entire study population in later-stage clinical trials showed no statistical differences between the vaccinated and placebo groups for several measures of protection.

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

We are heavily dependent on the success of our leading product candidates, NasoVAX, NasoShield, and HepTcell. If we ultimately are unable to develop, obtain regulatory approval for or commercialize NasoVAX, NasoShield, HepTcell, or any other product candidate, our business will be substantially harmed.

We currently have no products approved for commercial distribution. Our business strategy is to build a pipeline of product candidates using our proprietary platforms, including our leading product candidates, NasoVAX, NasoShield, and HepTcell, and to progress those product candidates through clinical development for the treatment of different types of diseases. We may not be able to develop products that are safe and effective for all or any of the indications that we target. Even if we are successful in building a product pipeline, the potential product candidates that we identify may not be suitable for clinical development for a number of reasons, including causing harmful side effects or demonstrating other characteristics that indicate a low likelihood of receiving marketing approval or achieving market acceptance. If our methods of identifying potential product candidates fail to produce a pipeline of potentially viable product candidates, then our success as a business will be dependent on the success of fewer potential product candidates, which introduces risks to our business model and potential limitations to any success we may achieve.

Because we have limited financial and managerial resources, we must focus on a limited number of research programs and product candidates and on specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future discovery and preclinical development programs and product candidates for specific indications may not yield any commercially viable products. Furthermore, until such time as we are able to build a broader product candidate pipeline, if ever, any adverse developments with respect to our leading product candidates, NasoVAX, NasoShield, and HepTcell, would have a more significant adverse effect on our overall business than if we maintained a broader portfolio of product candidates.

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

Delays, including delays caused by the above factors, can be costly and could negatively affect our ability to complete a clinical trial. For example, we have had delays in previous clinical trials, including those conducted for NasoVAX, as a result of clinical holds imposed by the FDA or other regulatory authorities and requests for additional or new information on vaccine product testing in connection with an Investigational New Drug (“IND”) submitted to the FDA. We have also recently experienced multiple failures during the manufacturing of clinical materials for use in future NasoVAX Phase 2 clinical trial.

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

If we have difficulty enrolling and maintaining the enrollment of a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business.

It may be difficult to predict the time and cost of product development. Unforeseen problems may prevent further development or approval of our product candidates.

Our product candidates, including vaccines and immunotherapies, involve novel approaches to activate the immune system. Consequently, it may be difficult to predict the time and cost of product development. For example, the RespirVec platform involves intranasally administered adenovectored vaccines and the Densigen platform involves synthetic peptide T-cell vaccines. Unforeseen problems with our approaches to vaccines and immunotherapy may prevent further development or approval of our product candidates. Because of the novelty of our approaches, there may be unknown safety risks associated with the vaccines that we develop or the clinical endpoints that we establish in trials may not be generally accepted by regulatory agencies, which may therefore require us to perform large field studies to demonstrate efficacy. There can be no assurance that any development problems we may experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be solved.

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

We rely, and expect to continue to rely, on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators to assist in managing, monitoring and otherwise carrying out our clinical trials. We compete with many other companies for the resources of these third parties. The third parties on whom we rely generally may terminate their engagements at any time and having to enter into alternative arrangements would delay development and commercialization of our product candidates.

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

We also face competition from smaller companies such as Novavax, which is developing a recombinant influenza vaccine; Inovio Pharmaceuticals, which is developing an HBV therapeutic vaccine; Emergent Biosolutions, which manufactures the existing anthrax vaccine; and PaxVax and Pfenex, which are developing anthrax vaccines. Any of these smaller companies may develop competing products more rapidly than we do. A number of companies of varying sizes are also pursuing the development of a “universal” flu vaccine. In addition, we have substantial competition for government funding, particularly for our anthrax vaccine program. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing products before we do. In addition, any new product that we develop that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. If we are not able to compete effectively against potential competitors, our business will not grow, and our financial condition and operations will suffer.

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

•	the acceptability of data obtained from studies conducted outside the United States to the FDA in support of U.S. marketing authorizations, such as a BLA.

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

We are highly dependent on members of our senior management, including Dr. Vipin Garg, our President and Chief Executive Officer, Dr. Sybil Tasker, our Chief Medical Officer and Senior Vice President of Clinical Research and Development, and Dr. M. Scot Roberts, our Chief Scientific Officer. Although we have entered into employment agreements with each of these members of senior management and key employees, the loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

The comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new tax legislation known as the Tax Cuts and Jobs Act (“TCJA”), which significantly revises the Internal Revenue Code. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks in respect of net operating losses generated during or after 2018, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reduction of orphan drug tax credits). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.

We may not be able to utilize a significant portion of our net operating loss carryforwards, which could harm our results of operations.

We had U.S. federal net operating loss carryforwards of approximately $14.6 million as of December 31, 2018. Of this amount, $2.02 million has a 20-year carry forward period that will expire at various dates beginning in 2020. The remaining amount of $12.61 million has an unlimited life. As of December 31, 2018, after giving effect to new corporate tax rates prescribed by the TCJA, we have recorded a valuation allowance of $8.8 million against our net deferred tax asset. The TCJA limits the amount of net operating losses generated after 2017 that we are permitted to deduct in any taxable year after 2017 to 80% of our taxable income in such year. The TCJA also eliminates the ability to carry back net operating losses generated after 2017 to prior years but allows net operating losses generated after 2017 to be carried forward indefinitely. As such, there is a risk that due to such items, our existing net operating losses could expire or be unavailable to offset future income. The net operating loss carryforwards are reflective of a 382-limitation related to ownership changes triggered by equity offerings that occurred in 2017 and 2018.

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

We may also be subject to competition from biosimilar products in Europe. To date, 27 biosimilar products have been authorized by the EMA. As in the United States the regulatory approval pathway for biosimilar products in Europe is abbreviated. A biosimilar sponsor must however still provide all of the preclinical and clinical data required to demonstrate the similarity of their product with the reference product. The level of data required is assessed on a case by case basis, but it will be less than that required for an original biological product. The pathway is more complex than the abridged procedure that may be followed to obtain authorization of a generic version of a non-biological product, but it would still allow the biosimilar product to be brought to market more quickly and less expensively than our original product. That said, in Europe applications for marketing authorizations in relation to biosimilar products are subject to the same data and market exclusivity as apply to generic non-biologic products so no biosimilar product could be approved or placed on the market during the periods such exclusivity applies to our product. Marketing authorization of a biosimilar product in Europe does not guarantee that the biosimilar product may be substituted for the reference product. Interchangeability of a biosimilar product with the reference product is not assessed by the EMA but this determination is left to each of the member states. We cannot know at this stage the extent to which any biosimilar product would be interchangeable with our reference product, and this may vary between member states.

Pediatric exclusivity is another type of regulatory market exclusivity our competitors may pursue. In the United States, the FDA has the authority to award additional exclusivity for approved products where the sponsor conducts specified testing on pediatric or adolescent populations upon the written request of the FDA. If granted, pediatric exclusivity adds nine months to existing exclusivity periods applicable to biological products under the BPCIA — namely, the four-year period during which the FDA will not consider an application for a biosimilar product, and the twelve-year period during which the FDA will not approve a biosimilar application. This six-month exclusivity, which runs from the end of these exclusivity protection periods, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “written request” for such trial. In Europe, as well, pediatric studies are incentivized by the reward of additional exclusivity. Pediatric Investigation Plans (“PIPs”), are determined by the Pediatric Committee of the EMA. Where an application for a marketing authorization is submitted in respect of a medicinal product designated as an orphan medicinal product and that application contains the results of the PIP studies, market exclusivity for that orphan medicinal product is extended by two years if the product is authorized across Europe. We may pursue pediatric exclusivity for one or more of our product candidates but may not succeed in obtaining it. There is also a risk that a competitor may achieve pediatric exclusivity that would delay any potential approvals of our product candidates.

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

Under a special FDA procedure available for studying certain biological warfare products, such as NasoShield, the FDA makes available a research pathway known as the “Animal Rule,” which permits the conduct of clinical trials without exposing human subjects to deadly substances, such as anthrax. These regulations authorize the FDA to rely on evidence from animal studies to provide evidence of a product’s effectiveness under circumstances where there is a reasonably well-understood mechanism for the toxicity of the agent. Under these requirements, and with the FDA’s prior agreement, biologics used to reduce or prevent the toxicity of chemical, biological, radiological or nuclear substances may be approved for use in humans based on evidence of effectiveness derived from appropriate animal studies and any additional supporting data. Products evaluated for effectiveness under this rule are evaluated for safety under preexisting requirements for establishing the safety of new drug and biological products, including Phase 1 through Phase 2 clinical trials. Under certain circumstances a single animal species may be acceptable if that animal model is sufficiently well-characterized for predicting a response in humans. The animal study endpoint must be clearly related to the desired benefit in humans and the information obtained from animal studies must allow for selection of an effective dose in humans. The Animal Rule also requires post-marketing studies, such as field studies, to verify and describe the product’s clinical benefit and assess its safety should an exigency exist that leads to the product being used in humans; the nature of these studies will be discussed with FDA as part of the BLA process. Products approved under the Animal Rule are subject to additional requirements, such as restrictions imposed on marketing or distribution or requirements to provide information to patients.

Compliance with the Animal Rule would generally require us to utilize animal model studies for efficacy and provide certain animal and human safety data in order to obtain FDA approval for our anthrax vaccine product candidate. The Animal Rule drug development pathway typically involves costs and delays in excess of what would be expended in conducting human vaccine clinical trials not requiring compliance with the Animal Rule. Although there is an alternative regulatory pathway available for biological warfare drug candidates, called Emergency Use Authorization, which avoids the Animal Rule’s reliance on animal models focused on efficacy, there can be no assurance that this alternative model will apply to our anthrax vaccine product candidate.

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

If patent applications we hold or have in-licensed with respect to our product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidates, it could dissuade companies from collaborating with us. We and our licensors have filed several patent applications covering aspects of our product candidates. We cannot offer any assurance about which, if any, patents will issue, the breadth of any such patents or whether any issued patents will be found invalid or unenforceable or will be successfully challenged by third parties.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in some foreign jurisdictions. The legal systems of certain countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. The earliest any of our patents are scheduled to expire is January 2020.

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

Patent assertion, including initiating litigation, increases the likelihood that the accused third party will seek to narrow or invalidate our asserted patent. The scope and validity of our asserted patent may be challenged in a variety of post-grant proceedings before the USPTO and foreign patent offices. In addition, in an infringement proceeding, a court may decide that our asserted patent is invalid or unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding or other legal proceeding could therefore put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to those of the Company’s, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. For example, we have experienced threatened or actual opposition for two trademarks that we were pursuing. We decided to discontinue our use of one of those trademarks, and the other matter was resolved on favorable terms. Although these matters have been resolved on terms that did not materially harm the Company, we may become subject to other trademark challenges in the future. If we are unable to establish long-term name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected.

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

Any of these events could lead to preclinical and clinical trial delays or failure to obtain regulatory approval or affect our ability to successfully commercialize future products. Some of these events could be the basis for FDA or other regulatory authority action, including clinical holds, fines, injunctions, civil penalties, license revocations, recall, seizure, total or partial suspension of production, or criminal penalties.

In addition, our product candidates involve technically complex manufacturing processes, and even slight deviations at any point in the production process may lead to production failures and may cause the production of our products to be disrupted, potentially for extended periods of time. For example, one of our third-party manufacturers has recently failed on multiple occasions to successfully manufacture sufficient quantities of our NasoVAX product candidate. This failure required us to delay planned multi-valent clinical trials.

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

Risks Related to the Company’s BARDA Contract and Other Government Programs

Without the BARDA anthrax contract award, we would only be able to move forward with the NasoShield program at our own risk and without BARDA reimbursement and may therefore suspend or terminate it.

In recent financial periods, a significant portion of our revenues have been derived from our BARDA contract. For the years ended December 31, 2018 and 2017, BARDA funding for the development of NasoShield accounted for approximately 80% and 83% of our total consolidated revenue and grants and contracts, respectively. There are significant uncertainties and risks associated with our BARDA contract for our NasoShield anthrax vaccine program. Although in July 2016 we received a new BARDA contract that may fund our NasoShield anthrax vaccine program until 2021, the majority of the funds will be received during the final three years of the contract and are dependent on achieving the following positive clinical results during the initial two-year period to demonstrate interim safety and immune response to the vaccine in the Phase 1 clinical study. The results of the Phase 1 study obtained during 2018 met the endpoints for safety, however an appreciable immune response was not observed. BARDA will decide in its sole discretion whether to pursue any of the options under the contract and there can be no assurance that BARDA will elect to pursue any of the designated options. If BARDA does not pursue any of the options, BARDA could terminate the program, and we would not receive any further funds thereunder.

Our BARDA contracts are cost-plus-fixed-fee contracts that only reimburse certain specified activities.

Our BARDA contracts are cost-plus-fixed-fee contracts that only reimburse certain specified activities related to our anthrax vaccine program that have been previously authorized by BARDA. There is no guarantee that additional activities will not be needed and, if so, that BARDA will reimburse the Company for these activities. There are also significant requirements associated with operating as a federal government contractor, which include having appropriate accounting, and project tracking systems implemented and operational, and we may not be able to consistently meet these requirements. Performance under the BARDA contracts requires that we comply with appropriate regulations and operational mandates, which require us to engage internal and external expertise for compliance. Our ability to be regularly and fully reimbursed for our activities depends and will depend on our ability to comply and demonstrate compliance with such requirements. In the past, we have experienced delays in reimbursements under a BARDA contract on account of compliance issues, which we have had to dedicate substantial time and resources to remedy, including through modifications to our statement of work related to the program. In addition, under certain circumstances, BARDA may advise us to delay certain activities and invest additional time and resources before proceeding. If we follow such BARDA advice, overall program delays and costs associated with additional resources for which we have not planned may result. The costs associated with following such advice may or may not be reimbursed by BARDA under the contract. We may decide not to follow the advice provided by BARDA and instead pursue activities that we believe are in the best interest of our anthrax vaccine program and our business as a whole, even if BARDA would not reimburse us under our contract.

Prior to the Mergers with PharmAthene, the NIAID notified PharmAthene that it will exercise only one of the additional remaining options under its contract.

As part of the Mergers, we assumed PharmAthene’s contract with NIAID. The NIAID contract is incrementally funded. Over the base period of the contract, PharmAthene was awarded initial funding of approximately $5.2 million, which includes a cost reimbursement component and a fixed fee component payable upon achievement of certain milestones. NIAID exercised options under this agreement to provide additional funding of approximately $10.1 million and an extension of the period of performance through September 2019. The contract has a maximum total value of up to approximately $28.1 million if all technical milestones were met and all eight contract options were exercised by NIAID. PharmAthene was notified by NIAID that it will exercise only one of the additional remaining options under the contract to provide funding for a rabbit challenge study. Work under all exercised options will bring total committed and final funding under the NIAID contract to $15.3 million. The recoverability of the acquired IPR&D intangible asset is dependent on future funding to support further development.  As more fully discussed in Item 7. below, during our impairment analysis in 2018, we calculated the fair value of SparVax-L using an excess earnings method or discounted cash flow model and compared the fair value to the carrying amount of the indefinite lived asset. Based on our analysis, we concluded that the fair value of our SparVax-L IPR&D intangible asset was approximately $1 million, as compared to the current carrying value of the asset of $22.4 million, which resulted in an impairment charge of approximately $21.4 million. The change in fair value was primarily the result of a change in the probability of success applied to the discounted cash flow model, which also considers Management’s assessment of obtaining future funding from a governmental agency.

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

U.S. government funding is also subject to Congressional appropriations generally made on an annual basis even for multi-year contracts. More generally, due to the ongoing economic and political uncertainty, the U.S. government may reduce or delay spending in the biodefense field or eliminate funding of certain programs altogether, which could decrease the likelihood of future government contract awards or that the government would procure products from the Company. Future funding levels for BARDA for the advanced development and procurement of medical countermeasures are uncertain and may be subject to budget cuts and/or government shutdowns as the U.S. Congress and the President look to reduce the U.S. budget deficit. Potential reductions in funding could severely limit our ability to maintain, renew or enter into new contracts and therefore materially and adversely impact our business. A government shutdown could result in a suspension or delayed funding, which may materially and adversely affect our ability to continue our anthrax program.

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

The impact of recent health care reform legislation and other changes in the health care industry and in health care spending on the Company is currently unknown and may adversely affect our business model.

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

Another provision of the Health Care Reform Law, generally referred to as the Physician Payment Sunshine Act or Open Payments Program, has imposed new reporting and disclosure requirements for pharmaceutical and medical device manufacturers and distributions with certain FDA approved products, such as approved vaccines, with regard to payments or other transfers of value made to certain U.S. health care practitioners, such as physicians and academic medical centers, and with regard to certain ownership interests held by physicians in reporting entities. The CMS publishes information from these reports on a publicly available website, including amounts transferred and the physician and teaching hospital identities.

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

Our stock price has been and, in the future, may be subject to substantial volatility. On September 13, 2018 we amended our Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio 1-for-30 (the “Reverse Stock Split”). The Reverse Stock Split was effective on September 13, 2018, and our shares of common stock commenced trading on NASDAQ on a post-Reverse Stock Split basis on September 14, 2018. The volatility of our stock price has increased since we effected the Reverse Stock Split. Since our common stock began trading on a post-Reverse Stock Split basis on September 14, 2018 and through March 22, 2019, our stock has traded in a range with a low of $1.70 and a high of $36.25.

Furthermore, the stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•	announcements relating to development, regulatory approvals or commercialization of our product candidates or those of competitors;
•	results of clinical trials of our product candidates or those of our competitors;
•	announcements by us or our competitors of significant strategic partnerships or collaborations or terminations of such arrangements;
•	actual or anticipated variations in our operating results and whether we have achieved key business targets;
•	sales of our common stock, including sales by our directors and officers or specific stockholders;
•	changes in, or our failure to meet, financial estimates by us or by any securities analysts who might cover our stock;
•	changes in securities analysists’ buy and / or sell recommendations;
•	general economic, political, or stock market conditions;
•	conditions or trends in our industry;
•	changes in laws or other regulatory actions affecting us or our industry;
•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;
•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•	capital commitments;
•	investors’ general perception of our company, our business, and our prospects;
•	disputes concerning our intellectual property or other proprietary rights;
•	recruitment or departure of key personnel; and
•	overhang of our convertible securities.

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

Our common stock is listed on Nasdaq Global Market, a national securities exchange, which imposes continued listing requirements with respect to listed shares. If we fail to satisfy the continued listing standards, including with respect to the maintenance of a minimum share price, or if NASDAQ in its discretion, determines that a condition exists that makes further dealings of our Company on the exchange unwarranted, NASDAQ may issue a non-compliance letter or initiate delisting proceedings.

If our securities are delisted from trading on the NASDAQ exchange, our securities could be quoted on the OTCQB or on the Pink Open Market. As a result, we could face significant adverse consequences including:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in Gaithersburg, Maryland, where we occupy approximately 14,141 square feet of laboratory and office space. For additional information, see Commitment and Contingencies, Note 15 to our Consolidated Financial Statements.

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

Holders

As of March 27, 2019, we had 146 record holders of our common stock. The number of record holders is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividends

Other than the special dividend of $873.00 per share (amount reflects PharmAthene’s 1-for-10 reverse stock split effected immediately prior to the Mergers and our 1-for-30 reverse stock split effected in September 2018) paid by PharmAthene on February 3, 2017, we have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not expect to pay any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is contained in Part II, Item 12 of this Annual Report under the heading Equity Compensation Plans and is incorporated herein by reference.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data.

We are a smaller reporting company and not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis contains forward-looking statements that involve substantial risks and uncertainties. See “Forward-looking statements” in Part I of this Annual Report and the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report for a discussion of certain factors that could cause actual results or events to differ materially from the forward-looking statements that we make.

Overview

Altimmune, Inc. is a clinical stage immunotherapeutics company focused on the discovery and development of products to stimulate robust and durable immune responses for the prevention and treatment of diseases. Our product candidates are focused in two key areas for which we have unique proprietary approaches; i) our synthetic peptide technology for cancer and infectious disease, and ii) intranasal vaccines for infectious disease. Using these technologies, we have generated preclinical and clinical product candidates that potentially represent an entirely new approach to harnessing the immune system.  In addition, we are seeking to acquire or in-license product candidates in immunotherapeutic indications that are either synergistic or complementary to our capabilities to expand our pipeline.

HepTcell

HepTcell is an immunotherapeutic product candidate for patients chronically infected with the hepatitis B virus (“HBV”). It is designed to drive CD4+ and CD8+ T-cell responses against all HBV genotypes in patients of all ethnic backgrounds. Stimulating T-cell responses in chronically infected HBV patients has been challenging because chronic infection with HBV strongly diminishes T-cell immunity directed against the virus. HepTcell focuses the immune system on discrete highly conserved regions of the HBV proteome. We believe our approach allows HepTcell to break immune tolerance by activating T-cells against critical viral sequences with decreased probability of immune escape due to viral mutation. HepTcell is based on our synthetic peptide technology platform and is given by intramuscular injection. In 2018 we completed a Phase 1 trial in the United Kingdom and South Korea in patients with chronic HBV. The HepTcell Phase 1 trial was a double-blinded, placebo-controlled, randomized, dose-escalation study that enrolled 61 subjects with chronic HBV who were HBeAg-negative and well-controlled on licensed antivirals. A total of 41 patients received one of two dose levels of HepTcell, with and without IC31TM, a depot forming TLR9 adjuvant developed by Valneva SE, while 20 control patients received either placebo or IC31 alone. Patients received three injections each 28 days apart and were followed for six months after the final dose. All dose combinations showed excellent tolerability and met the primary endpoint of safety. In the two adjuvanted HepTcell arms, T-cell responses against HBV markedly increased over baseline compared to placebo. Altimmune plans to advance HepTcell into Phase 2 development.

ALT-702

ALT-702 is a tumor immunostimulant product candidate that has the potential to safely elicit or improve immune responses to a variety of cancers. It is a conjugated TLR 7/8 agonist designed to reverse the immune-suppressive effects in the tumor microenvironment and promote antitumoral responses without the systemic side effects associated with other TLR 7 and TLR 7/8 agonists. This localized immune stimulation is anticipated to turn “cold” tumors to “hot” and to synergize with immune checkpoint inhibitors. We are currently developing a full preclinical dataset in murine tumor models with the intention of advancing this program into the clinic.

NasoVAX

NasoVAX, an intranasally administered recombinant influenza vaccine, uses an adenovector to achieve expression of the influenza antigen in the target cell, thereby potentially stimulating a broader and more rapid immune response than traditional influenza vaccines. Our Phase 2a trial evaluating NasoVAX started in September 2017 and was completed during 2018. Initial data, released in March 2018, indicated that NasoVAX was well-tolerated at all doses tested. Additionally, the achievement of 100% seroprotection and statistically significant increases in mucosal antibody at two of the three dose levels studied has set NasoVAX apart from other intranasally administered vaccines. Strong T-cell responses were also observed at the highest dose. This combination of serum antibody, mucosal antibody and T-cell responses provides the potential for improved ability to prevent infection and suggests that NasoVAX could have a greater impact on flu symptoms and containing the spread of the flu virus than currently approved influenza vaccines. All subjects were followed for an additional six months after vaccination to assess the durability of the antibody response, and 8 of the 15 subjects from the highest dose returned between 12 and 14 months after initial dosing for an additional immunogenicity assessment. These new NasoVAX data on the long-term durability of the immune response show that the immune response elicited by NasoVAX remained at seroprotective levels for at least 13 months. Durable responses on the order of one year are not expected from currently approved influenza vaccines and suggest that the immune response induced by NasoVAX could be much longer than the current influenza vaccines.

NasoShield

NasoShield is an anthrax vaccine designed to provide rapid and stable protection after a single intranasal administration. In a head-to-head comparison with the existing approved anthrax vaccine in well-established animal models, a single dose of NasoShield showed complete protection from inhalation anthrax and was non-inferior to multiple doses of the existing approved anthrax vaccine while providing for a more rapid and stable immune response. We have developed the product candidate with the support of the Biomedical Advanced Research and Development Authority (“BARDA”), and with their continued financial and contractual support, we launched a Phase 1 trial of NasoShield in the first quarter of 2018. The purpose of the Phase 1 trial was to assess the safety and immunogenicity of a single intranasal dose of NasoShield at four dose cohort levels. An additional cohort received a repeated dose of NasoShield at Day 21. Based on initial data from the single and two-dose cohorts, NasoShield was well-tolerated but did not produce an appreciable toxin neutralizing antibody (TNA) response. The Company did not expect this result given the compelling nonclinical data obtained previously in two well-established animal models for anthrax. We are investigating all potential causes that may have contributed to these results. The results of these investigations are expected in the first half of 2019.

SparVax-L

SparVax-L is our alternative anthrax vaccine candidate being developed under contract with NIAID.  It is a recombinant protein-based anthrax vaccine designed to require fewer doses and have a longer shelf-life than the only currently licensed anthrax vaccine. The shelf life of a liquid formulation was insufficient to meet the government standards and the product was reformulated as a lyophilized (dry powder) formulation. We have demonstrated a significant improvement in product stability (at least two years at room temperature and at least six years at refrigerated temperatures) with the lyophilized formulation. Recent preclinical experiments have shown SparVax-L to be 100% protective with a two-dose regiment (0 and 14 days) with higher protective toxin neutralizing antibodies than the currently licensed vaccine administered under the same schedule. As of December 31, 2018, development activities under the existing NIAID contract are substantially complete and the Company will only continue development of SparVax-L with the support of the US government or other entity. No such funding has been identified as of the date of this filing.

Merger with PharmAthene

Our business is the result of a merger between PharmAthene, Inc. (“PharmAthene”) and the business previously known as Altimmune, Inc. (“Private Altimmune”). In May 2017, Private Altimmune merged with PharmAthene pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated January 18, 2017, among Private Altimmune, PharmAthene, its wholly owned acquisition subsidiaries Mustang Merger Sub Corp I Inc. (“Merger Sub Corp”) and Mustang Merger Sub II LLC (“Merger Sub LLC”). Pursuant to the Merger Agreement, Merger Sub LLC agreed to acquire 100% of the outstanding capital stock of Private Altimmune in a reverse triangular merger and reorganization pursuant to section 368(a) of the Internal Revenue Code (the “Mergers”). Prior to the Mergers, PharmAthene was a publicly traded biodefense company engaged in Phase 2 clinical trials in developing SparVax-L, an anthrax vaccine.

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

In accordance with the terms of the Merger Agreement, PharmAthene issued 0.0249702 (the “share exchange ratio”) of a share of PharmAthene common stock for each share of Private Altimmune common stock outstanding as of the closing date. All historical share and per share information — including common stock, convertible preferred stock, redeemable preferred stock, common stock warrants, restricted stock, and stock options — has been retroactively adjusted to reflect the impact of the share exchange ratio. In addition, Private Altimmune stock options and warrants were also replaced with options and warrants to purchase PharmAthene’s common stock at the same exchange ratio of 0.0249702. Immediately prior to closing, 19,976 shares of our convertible preferred stock were converted into Private Altimmune common stock on a 1-for-1 basis. In addition, outstanding principal and accrued interest on certain promissory notes issued by Private Altimmune prior to the Mergers were converted into 10,558 shares of Private Altimmune common stock. Further, 1,325 shares of Private Altimmune common stock were issued pursuant to the accelerated vesting of restricted stock, and 22,024 shares of Private Altimmune common stock were issued as a result of warrant exercises, both in accordance with their original terms. Upon the closing of the Mergers, all outstanding shares of Private Altimmune common stock were exchanged for 229,450 shares of PharmAthene common stock.

Following the closing, shareholders of Private Altimmune held 58.2% of the equity interest of the combined entity and assumed control of the combined entity. As a result, the transaction has been accounted for as a reverse merger, and the assets and liabilities of PharmAthene have been recorded at their estimated fair value. The unadjusted purchase price to be allocated to PharmAthene’s assets and liabilities was estimated to be $44.7 million as of the closing date and consisted of the shares of the combined company retained by PharmAthene shareholders, and the estimated fair value of vested PharmAthene stock options and warrants which remained outstanding as of the closing date. Also at the closing, 252 shares of PharmAthene outstanding stock options with an estimated fair value of $15,173 remained subject to vesting and service requirements. These unvested options will be recorded as operating expense in future periods as the services are delivered and the options vest.

Except where the context indicates otherwise, references to “we,” “us,” “our,” “Altimmune” or the “Company” refer, for periods prior to the completion of the Mergers, to Private Altimmune and its subsidiaries, and for periods following the completion of the Mergers to the combined company and its subsidiaries.

Reverse Stock-Split

On September 13, 2018 we amended our Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio 1-for-30 (the “Reverse Stock Split”). The Reverse Stock Split was effective on September 13, 2018, and our shares of common stock commenced trading on NASDAQ on a post-Reverse Stock Split basis on September 14, 2018. Unless otherwise noted, all share and per share numbers in this Annual Report on Form 10-K are reflected on a Post-Reverse Stock Split basis for all periods presented.

Financing

Prior to and as a condition for the Mergers, in January 2017, Private Altimmune entered into a Convertible Promissory Note Purchase Agreement (the “Note Agreement”) for the private placement of an aggregate of $8.6 million of 6% convertible notes (the “Notes”) to be issued in two separate closings. The initial closing occurred on March 9, 2017 and resulted in $3,150,630 of gross proceeds to the Company. The initial closing also included the repayment of $196,496 of certain existing outstanding notes payable and $881,044 of certain accrued expenses that were modified and became a component of the Notes on March 9, 2017. In connection with the first closing, Private Altimmune issued warrants to purchase up to 1,659 shares of Private Altimmune common stock to certain holders of the Notes, with an exercise price of $0.01 per share.

On August 16, 2017, we issued 15,656 shares of Series B redeemable convertible preferred stock, $0.0001 par value, (“redeemable preferred stock”) and warrants to purchase up to 78,181 shares of our common stock (the “Existing Warrants”) to certain institutional investors in a registered direct offering for total gross proceeds of $14.7 million, and incurred issuance costs totaling $1.7 million. The redeemable preferred stock matured on August 16, 2018. The maturity date was extendable at the option of the holders to ten trading days after the curing of a triggering event (as defined in the Certificate of Designations), or ten business days after the consummation of a change of control. In addition, the redeemable preferred stock agreements required that we reserve a sufficient number of common shares to cover at least 150% of the common shares expected to be issued upon the conversion of the redeemable preferred stock at the then current conversion price, and the exercises of common stock warrants issued in connection with the redeemable preferred stock. The redeemable preferred stock was to be redeemed in nine specified installments. On each of the nine monthly specified installment dates beginning in December 2017 through maturity, we converted, redeemed, or a combination, one-ninth of the originally issued number of shares of redeemable preferred stock at their stated value of $1,000 per share, for an aggregate value of $1.7 million for each installment. As we elected to convert the installment shares, the conversion price was determined based on the lowest of (i) the then applicable conversion price (initially $2.67 per share), (ii) 85% of the average of the three lowest weighted-average prices of the common stock during the ten trading days up to the installment date, and (iii) 85% of the weighted average price of common stock on the trading day immediately before the installment date. If we elected cash redemption, the redemption amount was $1,000 per share, plus any accrued but unpaid dividends and any accrued but unpaid late charges. During the years ended December 31, 2018 and 2017, we converted 9,813 and 3,479 shares, respectively, of the redeemable preferred stock for an aggregate of 502,078 and 82,483, respectively, shares of common stock. We redeemed the remaining 2,364 shares of redeemable preferred stock for face value on June 22, 2018 in conjunction with the Exchanges (as defined below).

On June 22, 2018 we entered into separate exchange agreements with certain holders of our redeemable preferred stock and Existing Warrants (“the “First Exchange Holders”) pursuant to which, we (i) issued an aggregate of 167,700 shares of common stock to the First Exchange Holders, (ii) issued convertible notes (the “Exchange Notes”) to the First Exchange Holders with an aggregate principal value of $1.5 million, which are initially convertible into up to 73,530 shares of our common stock upon the default by the Company or at the holder’s option on the maturity date subject to adjustment under certain circumstances in accordance with the terms of the Exchange Notes and (iii) paid $1,100,000 in aggregate cash consideration to the First Exchange Holders, all in exchange for Existing Warrants to purchase up to 53,125 shares of common stock held by the First Exchange Holders. We refer to these transactions as the “First Exchange.” In addition, the Company agreed to redeem the remaining shares of redeemable preferred stock held by the First Exchange Holders, in cash, at the aggregate face value of $2.4 million.

On July 11, 2018, we entered into exchange agreements with certain other holders of our redeemable preferred stock and Existing Warrants (the “Second Exchange Holders”) pursuant to which we (i) issued an aggregate of 32,124 shares of common stock to the Second Exchange Holders and (ii) paid $22,241 in aggregate cash consideration to the Second Exchange Holders, all in exchange for all of the outstanding shares of our redeemable preferred stock held by the Second Exchange Holders. After receiving the approval of our stockholders at our annual meeting of stockholders held on August 30, 2018, we issued an additional 145,038 shares of common stock to the Second Exchange Holders in exchange for Existing Warrants to purchase up to 22,523 shares of common stock held by the Second Exchange Holders. We refer to these transactions as the “Second Exchange.”

On September 7, 2018, we entered into exchange agreements with certain other holders of our Existing Warrants (“the Third Exchange Holders”) pursuant to which we issued an aggregate of 5,929 shares of common stock to the Third Exchange Holders in exchange for Existing Warrants to purchase up to 921 shares of common stock held by the Third Exchange Holders. We refer to this transaction as the “Third Exchange” and together with the First Exchange and Second Exchange as the “Exchanges.”

On September 26, 2018, we issued an aggregate of 286,633 shares of our common stock at a purchase price of $17.02 per share to certain institutional investors in a registered direct offering (the “First Registered Direct Offering”). The net proceeds of the First Registered Direct Offering were approximately $4.3 million, after deducting placement agent fees and estimated offering expenses payable by us.

On October 2, 2018, we issued a combined total of 2,400,000 common units and pre-funded units in an underwritten public offering (the “Unit Offering”). Each common unit in the Offering was sold at a public offering price of $5.00 and consisted of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $6.00. Each warrant sold in the Unit Offering is exercisable immediately and expires five years from the date of issuance. Each pre-funded unit in the Unit Offering was sold at a public offering price of $4.99 and consisted of a pre-funded warrant to purchase one share of our common stock at an exercise price of $0.01 per share and a warrant to purchase one share of our common stock at an exercise price of $6.00. The pre-funded warrants were immediately exercisable and could be exercised at any time until all of the pre-funded warrants are exercised in full. All of the pre-funded warrants were exercised between October 2, 2018 and December 31, 2018. The net proceeds of the Unit Offering were approximately $10.7 million, after deducting the underwriting discount and estimated offering expenses payable by us.

The warrants issued in the Unit Offering are each subject to anti-dilution protection. Accordingly, to the extent we were to issue additional common stock or securities convertible into common stock at an issuance price lower than exercise price of the warrants, the exercise price of the warrants would be adjusted to the lower of (i) the issuance price or (ii) the lowest volume weighted average price of the Company’s common stock on the five trading days following the announcement of the new offering.

On October 10, 2018, we issued a combined total of 4,629,630 common units and pre-funded units to certain institutional investors in a registered direct offering (the “Second Registered Direct Offering”). Each common unit in the offering was sold at a price of $5.40 and consisted of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $5.40. Each warrant sold in the Second Registered Direct Offering is exercisable immediately and expires five years from the date of issuance. Each pre-funded unit in the Second Registered Direct Offering was sold at a public offering price of $5.39 and consisted of a pre-funded warrant to purchase one share of our common stock at an exercise price of $0.01 per share and a warrant to purchase one share of our common stock at an exercise price of $5.40. The pre-funded warrants were immediately exercisable and could be exercised at any time until all of the pre-funded warrants were exercised in full. All of the pre-funded warrants were exercised between October 2, 2018 and December 31, 2018. The net proceeds of the Second Registered Direct Offering were approximately $22.4 million, after deducting the underwriting discount and estimated offering expenses payable by us. The Second Registered Direct Offering triggered an adjustment to the exercise price of the warrants issued in the Unit Offering from $6.00 to $4.1798.

On March 12, 2019, we issued a combined total of 4,361,370 common units and pre-funded units to certain institutional investors in a registered direct offering (the “Third Registered Direct Offering”). Each common unit in the Third Registered Direct Offering was sold at a price of $3.21 and consisted of one share of our common stock and 0.70 of a warrant to purchase one share of our common stock at an exercise price of $3.21. Each warrant sold in the Third Registered Direct Offering was exercisable immediately and expires five years from the date of issuance. Each pre-funded unit in the Third Registered Direct Offering was sold at a public offering price of $3.20 and consisted of a pre-funded warrant to purchase one share of our common stock at an exercise price of $0.01 per share and 0.70 of a warrant to purchase one share of our common stock at an exercise price of $3.21. The pre-funded warrants were immediately exercisable and were able to be exercised at any time until all of the pre-funded warrants are exercised in full. The net proceeds of the Third Registered Direct Offering were approximately $12.7 million, after deducting the underwriting discount and estimated offering expenses payable by us. The Third Registered Direct Offering triggered an adjustment to the exercise price of the warrants issued in the Unit Offering from $4.1798 to $2.7568.

Current Resources

We have financed our operations to date principally through proceeds from issuances of our preferred stock, Registered Direct Offerings, and Unit Offering. As described above, the Company secured net proceeds of $37.4 million through equity sales that occurred during the year ended December 31, 2018. Additionally, in March 2019, we secured net proceeds of approximately $12.7 million through a subsequent equity offering. Accordingly, management believes that the Company has sufficient capital to fund its plan of operations for at least a twelve-month period from the issuance date of our December 31, 2018 financial statements. However, in order to address our capital needs in the long-term, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties

Financial Operations Overview

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

We plan to increase our research and development expenses for the foreseeable future as we continue the development of clinical and preclinical candidates. Our current planned research and development activities include the following:

•	Complete an extension study of the participants in the recently completed Phase 2a trial of NasoVAX monovalent influenza vaccine to measure further durability of immune response;
•	additional development of NasoVAX for the treatment of pandemic influenza, contingent on non-dilutive funding from BARDA or other governmental agencies;
•	pre-clinical development of ALT-702, a TLR 7/8 cancer immunostimulant;
•	commence a Phase 2 clinical trial for HepTcell for the treatment of chronic hepatitis B;
•	development of complementary immunotherapy programs for which we are currently evaluating acquisition and partnership targets;
•

complete the investigation for potential causes contributing to the less-than-expected immunogenicity observed in our Phase 1 clinical trial for NasoShield anthrax vaccine. The results of these investigations are expected to be completed in the first half of 2019, and;

•	manufacture clinical trial materials in support of our clinical trials.

To date, a significant portion of our research and development efforts have been related to the development of NasoVAX, NasoShield, SparVax-L, and HepTcell product candidates. We do not allocate personnel-related costs, costs associated with our general research platform improvements, depreciation or other indirect costs to specific programs.

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

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies used in the preparation of our consolidated financial statements require the most significant judgments and estimates.

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

Impairment of long-lived assets and goodwill

We evaluate our long-lived tangible and intangible assets, including IPR&D assets and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment of long-lived assets other than goodwill and definite lived intangibles is assessed by comparing the undiscounted cash flows expected to be generated by the asset to its carrying value. Goodwill is tested for impairment by comparing the estimated fair value of our single reporting unit to its carrying value. During the year ended December 31, 2017, we concluded that our goodwill was impaired and the full amount of its carrying value of $35,919,695 was written off as an impairment charge. We tested goodwill for impairment using a one-step quantitative test. We considered multiple methods including both market and income approaches to determine fair value of our one reporting unit, and primarily relied on fair value estimated based on our market capitalization (a Level 2 input) as of or near the testing date, adjusted for an estimated control premium.

Our IPR&D assets are currently non-amortizing. Until such time as the projects are either completed or abandoned, we test those assets for impairment at least annually at year end, or more frequently at interim periods, by evaluating qualitative factors which could be indicative of impairment. Qualitative factors being considered include, but are not limited to, the current project status, forecasted changes in the timing or amounts required to complete the project, forecasted changes in the future cash flows to be generated by the completed products, and changes to other market-based assumptions, such as discount rates. If impairment indicators are present as a result of our qualitative assessment, we test those assets for impairment under a quantitative test by comparing the fair value of the assets to their carrying value. Upon completion or abandonment, the value of the IPR&D assets will be amortized to expense or the anticipated useful life of the developed products, if completed, or charged to expense when abandoned if no alternative future use exists. During the fourth quarter of 2018, based on the continued decline of our market capitalization following the completion of the equity offerings and a strategic review of our development pipeline at the direction of our new CEO, we concluded under our qualitative assessment that an impairment indicator was present as it related to our three IPR&D assets. Based on our strategic review, management concluded we would discontinue the development of our Oncosyn cancer immunotherapy program and accordingly the entire amount of this IPR&D asset, or $3.1 million, was charged to expense. For our remaining two IPR&D assets related to HepTcell and SparVax-L we calculated fair value using an excess earnings method or discounted cash flow model and compared the fair value to the carrying amount of the indefinite lived asset. Based on our analysis, the fair value of our HepTcell IPR&D asset exceeded its carrying value by an amount greater than 10%. However, we concluded that the fair value of our SparVax-L IPR&D intangible asset was approximately $1 million as compared to the current carrying value of the asset of $22.4 million which resulted in an impairment charge of approximately $21.4 million. Key assumptions used in our analysis included projected cash flows, a probability of success of the ultimate project, and the discount rate.

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. We use prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may change for many instruments. This condition could cause an instrument to be reclassified within levels in the fair value hierarchy. There were no transfers within the fair value hierarchy during the years ended December 31, 2018 and 2017.

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

Stock-based compensation

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires a lessee to separate the lease components from the non-lease components in a contract and recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The standard requires a modified retrospective approach or an optional transition to apply the new guidance in the year of transition rather than at the beginning of the earliest period presented. We will adopt ASU 2016-02 in the first quarter of 2019 under the optional transition method. Our current operating leases will be accounted for as operating lease liabilities and right-of-use assets upon adoption.  We expect to establish no more than a two million dollar lease liability and corresponding right-of-use asset in the 2019 financial statements.

In June 2018, FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718)—Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We do not expect there will be a material impact to our financial statements upon adoption

In August 2018, FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, was issued to modify and enhance the disclosure requirements for fair value measurements. This update is effective in fiscal years, including interim periods, beginning after December 15, 2019, and early adoption is permitted. We are still completing its assessment of the impacts and anticipated adoption date of this guidance.

Results of Operations

Year Ended December 31, 2018 Compared to December 31, 2017

	For the Year Ended December 31,
(in thousands except percentages)	2018	2017	Increase (Decrease)
Revenue
Research grants and contracts	$10,311	$10,697	$(386)	(4)%
License revenue	20	42	(22)	(52)%
Total revenue	10,331	10,739	(408)	(4)%
Operating expenses
Research and development	18,459	18,406	53	0%
General and administrative	9,766	8,458	1,308	15%
Impairment charges	24,941	35,920	(10,979)	(31)%
Total operating expenses	53,166	62,784	(9,618)	(15)%
Loss from operations	(42,835)	(52,045)	9,210	(18)%
Other income (expense):
Changes in fair value of warrant liability	(2,878)	98	(2,976)	(3,037)%
Changes in fair value of imbedded derivative	185	(7)	192	(2,743)%
Interest expense	(297)	(162)	(135)	83%
Interest income	227	48	179	373%
Other income, net	278	6	272	4,533%
Total other (expense) income, net	(2,485)	(17)	(2,468)	14,518%
Net loss before tax benefit	(45,320)	(52,062)	6,742	(13)%
Income tax benefit	6,150	5,638	512	9%
Net loss	(39,170)	(46,424)	7,254	(16)%
Other comprehensive income (loss) — foreign currency translation adjustments	(463)	2,998	(3,461)	(115)%
Comprehensive loss	$(39,633)	$(43,426)	$3,793	(9)%

Revenue

Revenue from grants and contracts for the years ended December 31, 2018 and 2017 consisted primarily of research grants from BARDA and NIAID in the United States for our anthrax vaccine product candidates.

	For the Year Ended December 31,
(in thousands except percentages)	2018	2017	Increase (Decrease)
Revenue
Research grants and contracts	$10,311	$10,697	$(386)	(4)%
License revenue	20	42	(22)	(52)%
Total revenue	$10,331	$10,739	(408)	(4)%

Revenue decreased by $0.4 million, or 4% for the year ended December 31, 2018 as compared to 2017. The decrease was primarily the result of:

•	a decrease of $0.6 million in BARDA revenue due directly to changes in spending on the NasoShield research and development as described below; and
•	an increase of $0.3 million in NIAD revenue due directly to changes in spending on the SparVax-L research and development.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2018 and 2017 consisted primarily of expenses related to product candidate development. Research and development expenses for the years ended December 31, 2018 and 2017 are summarized as follows:

	For the Year Ended December 31,
(in thousands except percentages)	2018	2017	Increase (Decrease)
Research and development	$18,459	$18,406	$53	0%

Research and development expenses increased by $0.1 million, or 0%, during the year ended December 31, 2018 as compared to 2017. The increased expense was primarily due to:

•	an increase of $0.8 million in non-project specific research and development costs driven by employee compensation and additional allocated facility costs;
•	a decrease of $0.6 million due to timing of manufacturing development activities for NasoShield; and
•	a decrease of $0.1 million in direct costs related to NasoVAX, SparVax-L, and HepTcell.

General and Administrative Expenses

The following is a summary of general and administrative expenses for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
(in thousands except percentages)	2018	2017	Increase (Decrease)
General and administrative	$9,766	$8,458	$1,308	15%

General and administrative expenses increased by $1.3 million, or 15%, during the year ended December 31, 2018 as compared to 2017. The increased expense is primarily due to increases in severance, professional services, insurance, and board of director fees; offset by a decrease in reorganization expenses related to the 2017 Merger, which were incurred in 2017.

Impairment Charges

	For the Year Ended December 31,
(in thousands except percentages)	2018	2017	Increase (Decrease)
Impairment charges	$24,941	$35,920	$(10,979)	(31)%

During the year ended December 31, 2017, we concluded that our goodwill was impaired and the full amount of its carrying value of $35.9 million was written off as an impairment charge. During the year ended December 31, 2018, we finalized the purchase accounting from the Mergers and an additional $0.5 million of goodwill was written off as an impairment charge.

Following the Unit Offering and the First Registered Direct Offering, we experienced a significant decline in the trading price of our common stock which we determined was an indicator of impairment of our long-lived assets. We performed a quantitative assessment of our IPR&D assets and have determined that a portion of our IPR&D assets were impaired as of December 31, 2018. As a result, $24.5 million was written off as an impairment charge which was classified as a component of operating expenses during the year ended December 31, 2018.

Other Income (Expense)

	For the Year Ended December 31,
(in thousands except percentages)	2018	2017	Increase (Decrease)
Other income (expense):
Changes in fair value of warrant liability	$(2,878)	$98	$(2,976)	(3,037)%
Changes in fair value of imbedded derivative	185	(7)	192	(2,743)%
Interest expense	(297)	(162)	(135)	83%
Interest income	227	48	179	373%
Other income, net	278	6	272	4,533%
Total other (expense) income, net	$(2,485)	$(17)	$(2,468)	14,518%

Other expense increased by $2.5 million during the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increased expense was primarily due to changes in the fair value of our warrant liability as a result of the Exchanges.

Income Tax Benefit

	For the Year Ended December 31,
(in thousands except percentages)	2018	2017	Increase (Decrease)
Income tax benefit	$6,150	$5,638	$512	9%

We recorded an income tax benefit of $6.1 million during the year ended December 31, 2018. The income tax benefit recorded in 2018 represents unlimited lived federal net operating losses (“NOLs”) generated in 2018 that we have determined to be realizable as well as the ability of the Company to carry forward Maryland state NOLs generated in 2018. The income tax benefit recorded in 2017 reflects estimated tax refunds we expected to receive from carrying back 2017 NOLs to offset the 2016 federal and state income taxes paid by PharmAthene. The TCJA limited our ability to carryback federal tax losses to prior years to only a one-year lookback.

Foreign Currency Translation Adjustments

	For the Year Ended December 31,
(in thousands except percentages)	2018	2017	Increase (Decrease)
Other comprehensive income (loss) — foreign currency translation adjustments	$(463)	$2,998	$(3,461)	(115)%

Foreign currency translation adjustment primarily related to the exchange rate differences in the carrying values of our net assets of our foreign subsidiaries. Beginning on July 1, 2018, the functional currency for our subsidiaries was changed to U.S. dollars, consequently the foreign current adjustments only reflect this impact through June 30, 2018. The translation adjustment loss of $0.5 million during the year ended December 31, 2018 was the net effect of a decrease in the British pound as compared to the U.S. dollar. We do not expect there to be further comprehensive income or loss due to these assets to report in future periods.  Any foreign currency translation effects of cash assets or liabilities domiciled in other currencies will be expensed as incurred in future periods.

Liquidity and Capital Resources

Overview

Our primary sources of cash, cash equivalents, and restricted cash for the year ended December 31, 2018 were $37.4 million in net proceeds received from the issuance of common stock and common units. Our primary source of cash during the comparable period in 2017 was $3.0 million in net proceeds received from the issuance of the Notes, $13.7 million in cash assumed from the Mergers, and $13.0 million in net proceeds from the issuance of the redeemable preferred stock and Existing Warrants. Our cash, cash equivalents, and restricted cash were $34.4 million at December 31, 2018. We believe, based on the operating cash requirements and capital expenditures expected for 2019, our cash on hand at December 31, 2018, and revenue from our government sponsored contracts, are sufficient to fund operations for at least a 12-month period from the date our consolidated financial statements are expected to be issued.

We have not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales. Our sources of revenue consist of revenues under our contract with BARDA and NIAID for the development of NasoShield and SparVax-L, respectively, and to a lesser degree from other licensing arrangements. We have incurred significant losses since we commenced operations. As of December 31, 2018, we had accumulated losses of $116.9 million since our inception. In addition, we have not generated positive cash flows from operations. We have had to rely on a variety of financing sources, including the issuance of debt and equity securities. As capital resources are consumed to fund our research and development activities, we may not have sufficient capital to fund our plan of operations. In order to address our capital needs, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

In July 2016, we signed a five-year contract with BARDA. The contract, as amended, has a total value of up to $130.0 million and is used to fund clinical development of NasoShield. Under the contract, BARDA pays us a fixed fee and reimburses certain costs for the research and development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine through cGMP manufacture and conduct of a Phase 1 clinical trial dose ranging assessment of safety and immunogenicity. The contract consists of an initial base performance period providing approximately $24.1 million in funding for the period July 2016 through November 2019. BARDA has seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical studies. Each option, if exercised by BARDA, would provide additional funding ranging from approximately $1.1 million to $34.4 million for the period July 2018 through July 2021. Through December 31, 2018, we have received an aggregate of approximately $14.7 million under the current BARDA contract.

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

Indebtedness

Altimmune France has two non-interest-bearing research and development funding arrangements with BPI France that were entered into in December 2013 to provide Altimmune France up to €1.0 million in research funding, provided certain technical and administrative milestones were achieved. The obligation is repayable in sixteen quarterly installments from June 2019 through March 2023. The total amount advanced under the arrangements was €0.5 million as of December 31, 2018 and 2017 ($0.6 million as of both December 31, 2018 and 2017).

On June 29, 2018, the company issued $1.5 million aggregate principal amount of the Exchange Notes to the First Exchange Holders in conjunction with the First Exchange. The Exchange Notes earned interest at 1% per month and incurred interest expense of $54,226 for the year ended December 31, 2018. On October 17, 2018, the Company extinguished the Exchange Notes by paying the outstanding principal and accrued interest in cash.

On July 27, 2018, the Company renewed its existing line of credit agreement for a six-month term with an increase to the borrowing capacity from $0.25 million to $1.75 million subject to a minimum liquidity requirement equal to the outstanding balance of the line. As of December 31, 2018, there was no borrowing on this line of credit, the annual interest rate of the line of credit was 8.00% and we incurred interest expense of $2,889 for the twelve months ended December 31, 2018. This line of credit expired in January 2019, and we have not renewed this line of credit or established a new line of credit.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
(in thousands, except percentages)	2018	2017	Increase (Decrease)
Net cash (used in) provided by:
Operating activities	$(9,389)	$(20,214)	$10,825	(54)%
Investing activities	(1,001)	13,726	(14,727)	(107)%
Financing activities	32,490	15,841	16,649	105%

Operating Activities

Net cash used in operating activities was $9.4 million for the year ended December 31, 2018 compared to $20.2 million during the year ended December 31, 2017.

Our sources of cash provided by operations during the year ended December 31, 2018 was primarily tax refunds and cash receipts of revenue generated by our BARDA and NIAID contracts. The primary uses of cash from our operating activities include payments for labor and labor-related costs, professional fees, research and development costs associated with our clinical trials, and other general expenditures.

Net cash used in operating activities decreased $10.8 million during the year ended December 31, 2018 and compared to the year ended December 31, 2017. The change was driven primarily by tax refunds received and changes in working capital attributable to activity within accounts receivable, accounts payable, and deferred rent.

Investing Activities

During the year ended December 31, 2018, net cash used in investing activities of $1.0 million was primarily the result of our investment of $1.0 million into property and equipment from the buildout of our office and laboratory facility at 910 Clopper Rd.

During the year ended December 31, 2017, net cash provided by investing activities of $13.7 million was primarily the result of $13.7 million cash assumed from the Mergers with PharmAthene that closed in May 2017.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2018 of $32.5 million was primarily the result of $37.4 million net proceeds received from the registered direct offerings and unit offerings, offset by $1.1 million paid to Existing Warrant holders in exchange for the Existing Warrants and $2.4 million paid to redeemable preferred stock holders upon redemption of our redeemable preferred stock.

Net cash provided by financing activities during the year ended December 31, 2017 was primarily the result of $3.0 million net proceeds received from the certain promissory notes issued by Private Altimmune prior to the Mergers that closed in March 2017 and $13.0 million net proceeds from the redeemable preferred stock financing in August 2017, offset by the repayment of notes payable for $0.2 million.

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

Item 8. Financial Statements and Supplementary Data.

ALTIMMUNE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Altimmune, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altimmune, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinions

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Baltimore, Maryland

April 1, 2019

ALTIMMUNE, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$33,718,713	$8,769,465
Restricted cash	634,416	3,534,174
Total cash, cash equivalents, and restricted cash	34,353,129	12,303,639
Accounts receivable	3,461,938	3,806,239
Tax refunds receivable	1,008,973	6,361,657
Prepaid expenses and other current assets	548,094	994,332
Total current assets	39,372,134	23,465,867
Property and equipment, net	1,342,802	603,146
Intangible assets, net	13,851,924	38,722,270
Other assets	183,682	238,917
Total assets	$54,750,542	$63,030,200
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Notes payable	$71,596	$49,702
Accounts payable	372,860	129,075
Accrued expenses and other current liabilities	4,082,949	3,660,924
Total current liabilities	4,527,405	3,839,701
Deferred income taxes	58,500	5,938,402
Other long-term liabilities	1,852,071	4,574,507
Total liabilities	6,437,976	14,352,610
Commitments and contingencies (Note 15)
Series B redeemable convertible preferred stock; $0.0001 par value; 16,000 shares designated; zero and 12,177 shares issued and outstanding at December 31, 2018 and 2017, respectively; aggregate liquidation and redemption value of $9,281,767 at December 31, 2017	—	9,281,767
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 and 100,000,000 shares authorized; 9,078,735 and 609,280 shares issued; 9,078,238 and 608,499 shares outstanding at December 31, 2018 and 2017, respectively	876	61
Additional paid-in capital	170,207,844	121,657,587
Accumulated deficit	(116,855,991)	(77,684,839)
Accumulated other comprehensive loss — foreign currency translation adjustments	(5,040,163)	(4,576,986)
Total stockholders’ equity	48,312,566	39,395,823
Total liabilities and stockholders’ equity	$54,750,542	$63,030,200

The accompanying notes are an integral part of the consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2018	2017

Revenue
Research grants and contracts	$10,311,388	$10,696,819
License revenue	19,780	41,503
Total revenue	10,331,168	10,738,322
Operating expenses
Research and development	18,459,310	18,406,329
General and administrative	9,765,581	8,457,557
Impairment charges	24,940,687	35,919,695
Total operating expenses	53,165,578	62,783,581
Loss from operations	(42,834,410)	(52,045,259)
Other income (expense)
Changes in fair value of warrant liability, including loss on exchange	(2,878,484)	97,763
Changes in fair value of embedded derivative	184,555	(7,379)
Interest expense	(297,090)	(162,139)
Interest income	226,597	47,579
Other income, net	277,886	5,670
Total other income (expense)	(2,486,536)	(18,506)
Net loss before income tax benefit	(45,320,946)	(52,063,765)
Income tax benefit	6,149,794	5,638,375
Net loss	(39,171,152)	(46,425,390)
Other comprehensive income (loss) — foreign currency translation adjustments	(463,177)	2,997,826
Comprehensive loss	$(39,634,329)	$(43,427,564)
Net loss	$(39,171,152)	$(46,425,390)
Preferred stock accretion and other deemed dividends	(3,307,800)	(4,930,010)
Net loss attributable to common stockholders	$(42,478,952)	$(51,355,400)
Weighted-average common shares outstanding, basic and diluted	2,802,382	431,878
Net loss per share attributable to common stockholders, basic and diluted	$(15.16)	$(118.91)

The accompanying notes are an integral part of the consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	Series B Redeemable Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2017	—	—	599,285	5,993	235,615	24	71,035,567	(31,259,449)	(7,574,812)	32,207,323
Stock based compensation							1,210,499			1,210,499
Vesting and accelerated vesting of restricted stock					1,704	—	233,679			233,679
Exercises of stock options					6,689	1	16,454			16,455
Warrant issuance, net of issuance costs							548,956			548,956
Conversion of Series B convertible preferred stock into common stock			(599,285)	(5,993)	19,976	2	5,991			—
Conversion of convertible notes and accrued interest into common stock					10,558	1	3,645,423			3,645,424
Warrant exercises					22,024	2	(2)			—
Issuance of common stock for the acquisition of subsidiaries					229,450	23	44,742,714			44,742,737
Issuance of Series B redeemable convertible preferred stock and warrants, net of issuance costs and discounts	15,656	7,993,885					1,506,196			1,506,196
Accretion of Series B redeemable convertible preferred stock		4,766,942					(4,766,942)			(4,766,942)
Conversion of Series B redeemable convertible preferred stock into common stock	(3,479)	(3,479,060)			82,483	8	3,479,052			3,479,060
Foreign currency translation adjustments									2,997,826	2,997,826
Net loss								(46,425,390)		(46,425,390)
Balance, December 31, 2017	12,177	$9,281,767	—	$—	608,499	$61	$121,657,587	$(77,684,839)	$(4,576,986)	$39,395,823
Stock based compensation					322,906	—	762,162			762,162
Vesting and accelerated vesting of restricted stock					284	—	11,203			11,203
Exercises of stock options					9,540	1	22,897			22,898
Accretion of Series B redeemable convertible preferred stock		2,894,885					(2,894,885)			(2,894,885)
Conversion of Series B redeemable convertible preferred stock into common stock	(9,813)	(9,790,367)			502,078	50	9,790,317			9,790,367
Redemption of Series B redeemable convertible preferred stock for cash and release of embedded derivative	(2,364)	(2,386,285)					23,292			23,292
Issuance of common stock for the exchange of warrants					318,668	32	3,433,009			3,433,041
Issuance of common stock and units in registered direct offerings, net of offering costs					4,916,263	491	26,734,997			26,735,488
Issuance of common units in public offering, net of offering costs					2,400,000	241	10,667,265			10,667,506
Foreign currency translation adjustments									(463,177)	(463,177)
Net loss								(39,171,152)		(39,171,152)
Balance, December 31, 2018	—	$—	—	$—	9,078,238	$876	$170,207,844	$(116,855,991)	$(5,040,163)	$48,312,566

The accompanying notes are an integral part of the consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,171,152)	$(46,425,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charges	24,940,687	35,919,695
Stock-based compensation	773,248	1,443,492
Depreciation	218,717	83,834
Amortization	83,652	55,185
Deferred tax benefit	(6,149,794)	(2,617,080)
Unrealized loss on foreign currency exchange	64,806	—
Debt discount accretion	180,611	98,060
(Gain) loss from disposal of property and equipment	(3,806)	9,182
Changes in fair value of warrant liability, including loss on exchange	2,878,484	(97,763)
Changes in fair value of embedded derivative	(184,555)	7,379
Changes in operating assets and liabilities:
Accounts receivable	344,301	(1,948,655)
Prepaid expenses and other current assets	499,391	(349,110)
Accounts payable	243,062	(2,623,896)
Accrued expenses and other current liabilities	17,110	(364,651)
Deferred revenue	(19,780)	(19,753)
Deferred rent	818,893	22,025
Tax refund receivable	5,077,217	(3,406,633)
Net cash used in operating activities	(9,388,908)	(20,214,079)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash assumed in acquisition	—	13,684,535
Purchases of property and equipment	(975,407)	(112,441)
Proceeds from sale of property and equipment	14,492	7,635
Additions to intangible assets	(40,227)	(53,886)
Refund of cash held in escrow	—	200,000
Net cash (used in) provided by investing activities	(1,001,142)	13,725,843
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(1,549,702)	(212,431)
Proceeds from issuance of convertible notes, net of issuance costs	—	3,018,780
Redemption of preferred stock	(2,386,285)	—
Cash paid in conjunction with warrant exchange	(1,100,000)	—
Proceeds from conditional economic incentive	100,000	—
Proceeds from issuance of Series B redeemable convertible preferred stock and warrants, net of issuance costs	—	13,018,570
Proceeds from issuance of common stock, net of issuance costs	4,334,816	—
Proceeds from issuance of common units, net of issuance costs	33,068,178	—
Proceeds from exercise of stock options	22,898	16,455
Net cash provided by financing activities	32,489,905	15,841,374
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(50,365)	74,387
Net increase in cash, cash equivalents, and restricted cash	22,049,490	9,427,526
Cash, cash equivalents, and restricted cash — beginning of year	12,303,639	2,876,113
Cash, cash equivalents, and restricted cash — end of year	$34,353,129	$12,303,639
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	57,214	9,352
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Conversion of Series B redeemable convertible preferred stock into common stock	$9,790,367	$3,479,060
Settlement of warrant liability for common stock	$3,433,041	$-
Notes payable issued in conjunction with the exchange of warrants	$1,500,000	$-
Accretion of Series B redeemable convertible preferred stock	$2,894,885	$4,766,942
Conversion of convertible notes into common stock	$-	$3,645,424
Accrued expenses and notes payable replaced with convertible notes	$-	$1,077,540
Common stock warrant issued with convertible notes, net of issuance costs	$-	$548,956
Addition of property and equipment not yet paid	$-	$328,384
Billed lease incentive obligations not yet paid	$-	$350,076
Conversion of Series B convertible preferred stock into common stock	$-	$5,993

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

Prior to and as a condition for the Mergers, in January 2017, Private Altimmune entered into a Convertible Promissory Note Purchase Agreement (the “Note Agreement”) for the private placement of an aggregate of $8.6 million of 6% convertible notes (the “Notes”) to be issued in two separate closings. The initial closing under the Note Agreement dated March 9, 2017 resulted in $3,150,630 of gross proceeds. The initial closing also included the repayment of $196,496 of certain existing outstanding notes payable and $881,044 of certain accrued expenses that were modified and became a component of the Notes on March 9, 2017. In connection with the Notes, Private Altimmune issued warrants to purchase 1,659 shares of Private Altimmune common stock to certain holders of the Notes, with an exercise price of $0.01 per share. These warrants are classified as permanent equity (see Note 12). The second closing under the Note Agreement was satisfied in connection with the sale of Series B redeemable convertible preferred stock (“redeemable preferred stock”) that closed on August 16, 2017 (see Note 10).

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

In addition, on September 13, 2018, the Company filed Certificates of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to increase the number of authorized shares of the Company’s common stock, par value $0.0001 per share, from 100,000,000 to 200,000,000 shares and to effect a reverse stock split of the Company’s common stock at a ratio of 1-for-30 (the “Reverse Stock Split”). All references set forth in this Annual Report to number of shares or per share data of the Company have been presented retroactively on a post Reverse Stock Split basis.

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2018, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concludes that the fair value of these obligations is negligible, and no related reserves are established.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates relied upon in preparing the accompanying consolidated financial statements were related to revenue recognition, the fair value of common stock and other equity instruments, accounting for stock-based compensation, income taxes, collectability of accounts receivable, useful lives of long-lived assets, fair value of assets acquired and liabilities assumed, impairment of goodwill and other long-lived assets, and accounting for project development and certain accruals. The Company assesses the above estimates on an ongoing basis; however, actual results could differ materially from those estimates.

Comprehensive Loss

For the years presented, the total comprehensive loss includes net loss and other comprehensive loss which represents foreign currency translation adjustments.

Foreign Currency Translation

Historically the Company’s UK subsidiaries utilized the British pound as their functional currency. The assets and liabilities of these subsidiaries were translated at current exchange rates, while revenue and expenses were translated at the average rates in effect for the period. The related translation gains and losses were included in other comprehensive income or loss within the Consolidated Statements of Operations and Comprehensive Loss. As a result of an analysis which took into account the economic indicators of these subsidiaries from a long-term perspective, the Company changed the functional currency for these subsidiaries from British Pounds to U.S. Dollars effective as of July 1, 2018. The change in the Company’s functional currency determination has been applied on a prospective basis in accordance with ASC 830. Therefore, any translation gains and losses that were previously recorded in accumulated other comprehensive income through June 30, 2018 remain unchanged as of December 31, 2018.

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

The Company’s purchased research and development identified as part of business combinations represents the estimated fair value as of the acquisition date of substantive in-process projects that have not reached technological feasibility. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval. The valuation of IPR&D assets is determined using the discounted cash flow method. In determining the value of IPR&D assets, the Company considers, among other factors, the stage of completion of the projects, the technological feasibility of the projects, whether the projects have an alternative future use and the estimated residual cash flows that could be generated from the various projects and technologies over their respective projected economic lives. The discount rate used is determined at the time of acquisition and includes a rate of return which accounts for the time value of money, as well as risk factors that reflect the economic risk that the cash flows projected may not be realized.

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

Acquisition-related Costs

Acquisition-related costs incurred in connection with the Mergers were expensed as incurred and include direct and incremental costs associated with the acquisition.

Impairment of Long-lived Assets and Goodwill

The Company evaluates our long-lived tangible and intangible assets, including IPR&D assets and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment of long-lived assets other than goodwill and definite lived intangibles is assessed by comparing the undiscounted cash flows expected to be generated by the asset to its carrying value. Goodwill is tested for impairment by comparing the estimated fair value of our single reporting unit to its carrying value.

The Company’s IPR&D assets are currently non-amortizing. Until such time as the projects are either completed or abandoned, the Company test those assets for impairment at least annually at year end, or more frequently at interim periods, by evaluating qualitative factors which could be indicative of impairment. Qualitative factors being considered include, but are not limited to, the current project status, forecasted changes in the timing or amounts required to complete the project, forecasted in timing or changes in the future cash flows to be generated by the completed products, and changes to other market-based assumptions, such as discount rates. If impairment indicators are present as a result of our qualitative assessment, the Company will test those assets for impairment by comparing the fair value of the assets to their carrying value. Upon completion or abandonment, the value of the IPR&D assets will be amortized to expense over the anticipated useful life of the developed products, if completed, or charged to expense when abandoned if no alternative future use exists.

During the fourth quarter of 2018, based on the continued decline of the Company’s market capitalization following the completion of the equity offerings and a strategic review of development pipelines at the direction of our new CEO, the Company concluded under the qualitative assessment that an impairment indicator was present as it related to the Company’s three IPR&D assets. Based on the strategic review, the Company concluded it would discontinue development of the Oncosyn cancer immunotherapy program and accordingly the entire amount of this IPR&D asset, or $3.1 million, was charged to expense (Note 6). For the remaining two IPR&D assets related to HepTcell and SparVax-L, the Company calculated fair value using an excess earnings method or discounted cash flow model and compared the fair value to the carrying amount of the indefinite lived asset. Based on the analysis, the fair value of our HepTcell IPR&D asset exceeded its carrying value by an amount greater than 10%. However, the Company concluded that the fair value of our SparVax-L IPR&D intangible asset was $1,000,000 as compared to the current carrying value of the asset of $22,389,000 which resulted in an impairment charge of approximately $21,389,000 (Note 6). Key assumptions used in these Level 3 fair value analysis included projected cash flows, a probability of success of the ultimate project, and the discount rate.

Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to assets and liabilities assumed in a business combination. The Company tests goodwill for impairment during the fourth quarter of each year, or more frequently if impairment indicators arise. The Company tests goodwill impairment using a one-step quantitative test. If the carrying value of a reporting unit exceeds its fair value, the amount of goodwill impairment is the excess of the reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company considers multiple methods including both market and income approaches to determine fair value of its one reporting unit, and primarily rely on fair value estimated based on the Company’s market capitalization (a Level 2 input) as of or near the testing date, adjusted for an estimated control premium. During the year ended December 31, 2017, the Company concluded that goodwill was impaired and the full amount of its carrying value of $35,919,695 was written off as an impairment charge which was classified as a component of operating expenses (Note 6). An additional goodwill impairment charge of $490,676 was recorded during the year ended December 31, 2018 as a result of a purchase price allocation adjustments recorded during the period (Note 3). There was no goodwill balance outstanding at December 31, 2018.

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may change for many instruments. This condition could cause an instrument to be reclassified within levels in the fair value hierarchy. There were no transfers within the fair value hierarchy during the years ended December 31, 2018 and 2017.

Financial Instruments

Throughout 2018, the Company’s financial instruments consisted of cash, cash equivalents, restricted cash, accounts receivable, notes payable, accounts payable, accrued expenses, BPI France notes, common stock warrants classified as a liability, common stock warrants classified as equity, convertible preferred stock, redeemable convertible preferred stock, and an embedded derivative. The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their fair value due to the short-term nature of those financial instruments. The BPI France notes are recorded at their repayment value which approximates fair value. Redeemable convertible preferred stock until its redemption was classified as temporary equity and its carrying amount accreted over the term of the instrument up to its liquidation and redemption value. Common stock warrants classified as equity and convertible preferred stock classified as permanent equity are initially recorded at their grant date fair value. For those warrants with a down round feature, if the down round feature is triggered the Company would remeasure those instruments at that time with changes recorded as a deemed dividend all within equity. Common stock warrants classified as a liability and the embedded derivative are recorded at fair value and are remeasured every reporting period with the changes in fair value recorded as a component of other income (expenses), net until their settlement or exercise.

Research Grants and Contracts

Research grants and contracts are derived from government and foundation grants and contracts that support the Company’s efforts on specific research projects. The Company has determined that the government agencies and foundations providing grants and contracts to the Company are not customers. These grants and contracts generally provide for reimbursement of approved costs as those costs are incurred by the Company. Research grants and contracts and the related accounts receivable are recognized as earned when reimbursable expenses are incurred and the earnings process is complete. Payments received in advance of services being provided are recorded as deferred revenue.

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

Restricted Cash

The Company had restricted cash of $634,416 at December 31, 2018 held in money market savings accounts as collateral for the Company’s facility lease obligation and as a bond to support the attachment of certain assets subject to sale or collection on amounts currently due. Restricted cash is classified as a component of cash, cash equivalents, and restricted cash in the accompanying consolidated balance sheets and consolidated statements of cash flows.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. Periodically, the Company maintains deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality. The Company has not experienced any losses in these deposits. The Company recognizes research grants and contracts earned in connection with the services provided on research and development projects. The Company provides credit in the normal course of providing such services based on evaluations of the grantors’ financial condition and generally does not require collateral. To manage accounts receivable credit risk, the Company monitors the creditworthiness of its grantors. The U.S. Government accounts for 100% of research grants and contracts and accounts receivable for the years ended December 31, 2018 and 2017. As discussed above, the Company believes that credit risks associated with these government grants and contracts and accounts receivable is not significant.

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

Patent and licensing costs

The cost to obtain patents and licenses are capitalized as incurred and amortized over the expected life of the patent. Costs to maintain patents and licenses are expensed as incurred. These costs are classified as research and development expenses in the accompanying statements of operations and comprehensive loss.

Preferred Stock

Shares of redeemable preferred stock issued in August 2017 represented the second closing under the Note Agreement (see Notes 1 and 9). Redeemable preferred stock was classified as temporary equity and was initially recorded at its original issuance price, net of issuance costs and discounts. Such discounts included common stock warrants issued as part of the financing which were required to be classified as a liability and recorded at fair value (Note 12), an embedded derivative related to certain redemption features which was classified as a liability and recorded at fair value (Note 10), and the intrinsic value of a beneficial conversion feature present in the instrument at issuance (Note 10). The carrying value of the redeemable preferred stock was accreted over the term of the redeemable preferred stock up to its redemption value, using the straight-line method which approximates the interest method due to the short-term nature of the redeemable preferred stock terms with the amount of the accretion recorded as a reduction of additional paid-in capital. All redeemable preferred stock has either been redeemed or converted to common stock as of December 31, 2018.

Warrants

Common stock warrants issued in connection with convertible preferred stock and the Notes were classified as a component of permanent equity because they were freestanding financial instruments that were legally detachable and separately exercisable from other debt and equity instruments, were contingently exercisable, did not embody an obligation for the Company to repurchase its own shares, and permitted the holders to receive a fixed number of common shares upon exercise. In addition, such warrants required physical settlement and did not provide any guarantee of value or return. These warrants were initially recorded at their issuance date allocated fair value and were not subsequently remeasured. These warrants were valued using the Black Scholes option pricing model (“Black-Scholes”) and were converted into Private Altimmune common stock according to their original terms upon the Mergers.

Common stock warrants issued in connection with the redeemable preferred stock were classified as a liability because these warrants contained terms which could, in certain circumstances, required the Company to settle the instruments for cash and such circumstances are outside the Company’s control. Common stock warrants classified as a liability are initially recorded at their issuance date fair value and are remeasured on each subsequent balance sheet date with changes in fair value recorded as a component of other income (expenses), net. These common stock warrants were valued using the Monte Carlo simulation valuation model. These warrants were subsequently redeemed in 2018 (Note 12).

Common stock warrants issued in connection with the Unit Offering (as defined in Note 11) and the Second Registered Direct Offering (as defined in Note 11) were classified as a component of permanent equity because they are freestanding financial instruments that were legally detachable and separately exercisable from other debt and equity instruments, are contingently exercisable, do not embody an obligation for the Company to repurchase its shares, and permits the holders to receive a fixed number of common shares upon exercise. In addition, such warrants did not provide any guarantee of value or return. The Second Registered Direct Offering triggered a down round adjustment to the exercise price of the warrants issued in the Unit Offering from $6.00 to $4.1798. The value of a down round feature is measured as the difference between the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and the financial instrument’s fair value (without the down round feature) using the reduced exercise price. The Company treated the value of the effect of the reduction in exercise price as a deemed dividend and reduction to income available to common shareholders (Note 12). Fair value was determined using the Black-Scholes model with the following assumptions:

	Pre-trigger Fair Value	Post-trigger Fair Value
Expected volatility	82.50%	82.50%
Expected term (years)	4.98	4.98
Risk-free interest rate	3.07%	3.07%
Stock Price	$4.94	$4.94
Exercise Price	$6.00	$4.18

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

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires the recognition of future tax benefits or liabilities on the temporary differences between the financial reporting and tax bases of our assets and liabilities. Deferred tax assets and liabilities represent future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities and for loss carryforwards using enacted tax rates expected to be in effect in the years in which the differences reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company also recognizes a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. To date, the Company has not incurred interest and penalties related to uncertain tax positions. Should such costs be incurred, they would be classified as a component of provision for income taxes.

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

Recently Issued Accounting Pronouncements

Recently Adopted:

In July 2017, FASB issued ASU 2017-11 Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This ASU changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 also clarifies existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, ASU 2017-11 requires entities that present earnings per share (“EPS”) in accordance with Accounting Standards Codification (“ASC”) Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The new standard is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company early adopted the guidance under ASU 2017-11 during the quarter ended September 30, 2018, when the Company issued warrants with a down round feature on September 28, 2018 (Note 11). No adjustments were required for the retrospective application of this standard.

Pending Adoptions:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires a lessee to separate the lease components from the non-lease components in a contract and recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The standard requires a modified retrospective approach or an optional transition to apply the new guidance in the year of transition rather than at the beginning of the earliest period presented. The Company will adopt ASU 2016-02 in the first quarter of 2019 under the optional transition method. The Company’s current operating leases will be accounted for as operating lease liabilities and right-of-use assets upon adoption.  The Company expects to establish no more than a $2,000,000 lease liability and corresponding right-of-use asset in the 2019 financial statements. The Company is in the process of assessing the required disclosures of ASU 2016-02, and expects to provide additional qualitative and quantitative disclosures related to leasing arrangements upon adoption.

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

In August 2018, FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, was issued to modify and enhance the disclosure requirements for fair value measurements. This update is effective in fiscal years, including interim periods, beginning after December 15, 2019, and early adoption is permitted. The Company is still completing its assessment of the impacts and anticipated adoption date of this guidance.

3.	Business Combination

Pursuant to the Merger Agreement, the Company closed the Mergers with PharmAthene on May 4, 2017. In accordance with the terms of the Merger Agreement, PharmAthene issued 0.02497 (the “share exchange ratio”) of a share of PharmAthene common stock for each share of Private Altimmune’s common stock (“common stock”) outstanding as of the closing date. All historical share and per share information including common and preferred stock, restricted stock, common stock warrants, and stock options, has been retroactively adjusted to reflect the effect of the share exchange ratio. In addition, Private Altimmune’s stock options and warrants were also replaced with options and warrants to purchase PharmAthene’s common stock at the same share exchange ratio of 0.02497 share. Immediately prior to closing, 19,976 shares of Series B convertible preferred stock (“convertible preferred stock”) converted into Private Altimmune common stock on a 1-for-1 basis. Due to the convertible preferred stock having unique terms and conditions, the convertible preferred stock outstanding in periods prior to the Mergers continues to be presented separately on our balance sheet for periods prior to conversion. In addition, outstanding principal and accrued interest on the Notes converted into 10,558 shares of Private Altimmune common stock. Further, 1,325 shares of Private Altimmune common stock were issued pursuant to the accelerated vesting of restricted stock, and 22,024 shares of Private Altimmune common stock were issued as a result of warrant exercises, both in accordance with their original terms. Upon the closing of the Mergers, Private Altimmune common stock totaling 229,450 shares were exchanged for 229,450 shares of PharmAthene common stock.

Although PharmAthene was the issuer of the shares and considered the legal acquirer in the Mergers, following the closing, shareholders of Private Altimmune held 58.2% of the equity interest of the combined entity and assumed control of the combined entity. As a result, the transaction has been accounted for as a reverse merger, with Private Altimmune considered the accounting acquirer, and the assets and liabilities of PharmAthene have been recorded at their estimated fair value. The unadjusted purchase price allocated to PharmAthene’s assets and liabilities was estimated to be $44,742,737 as of the closing date and consisted of the shares of the combined company retained by PharmAthene shareholders, and the estimated fair value of vested PharmAthene stock options and warrants which remained outstanding as of the closing date. Also at the closing, 252 outstanding unvested options of PharmAthene with an estimated fair value of $15,173 remained subject to vesting and service requirements. These unvested options are recorded as operating expense as the services are delivered and the options vest.

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

In addition to the operating assets and liabilities of PharmAthene, Private Altimmune also acquired PharmAthene’s tax attributes, which primarily consisted of a tax refund receivable and $965,583 of net operating losses (“NOLs”) which were limited under Section 382 of the U.S. Internal Revenue Service and were fully reserved, which will expire in 2023. The Company initially recorded a deferred tax liability related to future tax benefits arising from an in-process research and development asset (“IPR&D”) acquired in the Mergers. Goodwill generated from the Mergers is not expected to be deductible for tax purposes.

For accounting purposes, the historical financial statements of Private Altimmune have not been adjusted to reflect the Mergers, other than adjustments to the capital structure of Private Altimmune to reflect the historical capital structure of PharmAthene. Private Altimmune incurred $2,183,671 of transaction costs, which were expensed as incurred in the accompanying consolidated financial statements in the year ended December 31, 2017.

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

Through December 31, 2017, the Company recorded adjustments to the allocation of the purchase consideration that included a $44,700 adjustment to increase our tax refund receivable and a $4,535 adjustment to reduce our deferred tax liabilities, with a total adjustment of $49,235 resulting in an increase in goodwill. The adjustments were the result of a change in the tax rate being applied from 34% to 35%. These purchase price adjustments were reflected in the accompanying consolidated balance sheet as of December 31, 2017.

During the year ended December 31, 2018, the Company recorded additional adjustments to the purchase price allocation resulting in a net decrease in tax refunds receivable, with a corresponding net increase in goodwill, of $490,676, which was immediately written off and included within impairment charges within the statement of operations during the year ended December 31, 2018. The initial tax receivable was recorded based on an estimate of taxable loss for PharmAthene’s operations from January 1, 2017 to May 4, 2017 prior to the Mergers. During the preparation of its tax return, management revised its taxable loss calculations for warrant expenses and state tax refunds, resulting in the decrease to tax refunds receivable.

The measurement period ended on the one-year anniversary of the Merger, and accordingly the purchase price allocation is considered final. The final adjusted allocation of the purchase consideration is as follows:

Cash and cash equivalents	$13,684,535
Accounts receivable	1,124,462
Prepaid expenses and other current assets	597,172
Tax refund receivable	1,556,558
Property and equipment	75,779
IPR&D	22,389,000
Goodwill	16,064,498
Total assets acquired	55,492,004
Accounts payable and accrued expenses	(2,193,785)
Deferred tax liability	(8,555,482)
Total liabilities assumed	(10,749,267)
Net assets acquired	$44,742,737

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

From the date of the Mergers through December 31, 2017, the Company experienced a significant decline in the trading price of its common stock which indicated potential impairment of goodwill. Based on the results of our impairment tests performed during 2017, we had concluded that our goodwill was impaired and its full carrying value, including goodwill generated from the Mergers, was written off as an impairment charge during the year ended December 31, 2017. During the year ended December 31, 2018, as discussed above, the Company recorded an additional goodwill impairment charge of $490,676 as a result of the purchase price allocation adjustments recorded during the period. There was no goodwill balance outstanding at December 31, 2018.

The operating activities of PharmAthene have been included in the accompanying consolidated financial statements from the date of the Mergers. For the period from May 4, 2017 to December 31, 2017, revenues and net loss of PharmAthene included in the accompanying consolidated financial statements aggregated $1,765,212 and $36,003, respectively.

The following unaudited pro forma information for the year ended December 31, 2017 gives effect to the acquisition of PharmAthene as if the Mergers had occurred at the beginning of the respective full annual reporting period:

Pro forma revenue and grants and contracts	$11,844,273
Pro forma net (loss) income attributable to common stockholders	$(52,315,978)
Pro forma weighted average common shares outstanding, basic	518,262
Pro forma net (loss) income per share, basic	$(100.95)
Pro forma weighted average common shares outstanding, diluted	518,262
Pro forma net (loss) income per share, diluted	$(100.95)

Significant nonrecurring pro forma adjustments included the reversal of (i) acquisition costs of $1,512,423; (ii) PharmAthene stock compensation expenses of $66,180; (iii) the change in fair value of derivatives of $90,191; (iv) $148,521 of interest expense from notes to be converted; and (v) $163,068 of dividends accrued which would not have happened for the year ended December 31, 2017 or would have been incurred prior to the pro forma acquisition date had the Mergers occurred on January 1, 2017.

4.	Net Loss Per Share

Because the Company has reported net loss attributable to common stockholders for the years ended December 31, 2018 and 2017, basic and diluted net loss per share attributable to common stockholders are the same for both years. All preferred stock, unvested restricted stock, common stock warrants, and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact. As more fully described in Note 1 and 3, in connection with the Reverse Stock Split and Mergers, all historical share and per share information including common stock, preferred stock, unvested restricted stock, common stock warrants, and stock options, has been retroactively adjusted to reflect the effect of the Reverse Stock Split and share exchange ratio.

The following table sets forth the computation of basic and diluted net loss per share:

	For the Year Ended December 31,
	2018	2017
Numerator
Net loss	$(39,171,152)	$(46,425,390)
Less: preferred stock accretion and other deemed dividends	(3,307,800)	(4,930,010)
Net loss attributable to common stockholders	$(42,478,952)	$(51,355,400)
Denominator
Weighted-average common shares outstanding, basic and diluted	2,802,382	431,878
Net loss per share attributable to common stockholders, basic and diluted	$(15.16)	$(118.91)

Potential common shares issuable upon conversion, vesting or exercise of preferred stock, unvested restricted stock, common stock warrants, and stock options that are excluded from the computation of diluted weighted-average shares outstanding are as follows:

	As of December 31,
	2018	2017
Redeemable preferred stock	—	4,560,550
Common stock warrants	7,344,297	2,350,085
Common stock options	353,274	1,819,316
Unvested restricted stock	323,404	23,428

5.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of December 31,
	2018	2017
Furniture, fixtures and equipment	$121,491	$61,121
Laboratory equipment	926,590	1,001,810
Computers and telecommunications	149,290	81,342
Software	25,069	16,244
Leasehold improvements	1,228,108	44,352
Construction in progress	—	350,075
Property and equipment, at cost	2,450,547	1,554,944
Less accumulated depreciation and amortization	(1,107,746)	(951,798)
Property and equipment, net	$1,342,802	$603,146

Depreciation expense for the years ended December 31, 2018 and 2017 was $218,717 and $83,834, respectively.

6.	Intangible Assets, Net and Goodwill

The Company’s intangible assets consisted of the following:

	As of December 31, 2018
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Impairment	Net Book Value
Internally developed patents	6 – 10 years	$718,559	$(317,172)	$—	$401,387
Acquired licenses	16 – 20 years	285,000	(253,430)	—	31,570
Total intangible assets subject to amortization		$1,003,559	$(570,602)	$—	$432,957
IPR&D assets	Indefinite	37,868,978	—	(24,450,011)	13,418,967
Total		$38,872,537	$(570,602)	$(24,450,011)	$13,851,924

	December 31, 2017
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed patents	6 – 10 years	$678,340	$(249,601)	$428,739
Acquired licenses	16 – 20 years	285,000	(237,340)	47,660
Total intangible assets subject to amortization		$963,340	$(486,941)	$476,399
IPR&D assets	Indefinite	38,245,871	—	38,245,871
Total		$39,209,211	$(486,941)	$38,722,270

Amortization expense of intangible assets subject to amortization totaled $83,652 and $55,185 for the years ended December 31, 2018 and 2017, respectively, and was classified as research and development expenses in the accompanying consolidated statements of operations and comprehensive loss.

As of December 31, 2018, future estimated amortization expense is as follows:

For the Year Ended December 31,
2019	$59,377
2020	45,930
2021	25,371
2022	25,371
2023	25,371
2024 and thereafter	251,537
Total	$432,957

The above future estimated amortization expense does not include potential amortization charges related to the remaining carrying value of IPR&D assets as of December 31, 2018. Those assets, which represent incomplete technologies, will be amortized to expense once the underlying technologies are substantially complete over their estimated useful lives, expected to be 15 to 18 years. In the event that in the future the Company ceases the development of these assets, the remaining carrying value would be written off at that time. IPR&D assets are periodically assessed for impairment by considering the state of completion of the projects, the remaining activities required to complete development, the anticipated market for the completed products, and anticipated future cash required to complete development.

During the fourth quarter of 2018, based on the continued decline of the Company’s market capitalization following the completion of the equity offerings and a strategic review of the development pipeline at the direction of a new CEO, the Company concluded under the qualitative assessment that an impairment indicator was present as it related to three IPR&D assets. Based on the Company’s strategic review, management concluded it would discontinue development of the Oncosyn cancer immunotherapy program and accordingly the entire amount of this IPR&D asset, or $3,061,011 was charged to expense. For the remaining two IPR&D assets related to HepTcell and SparVax-L, the Company calculated fair value using an excess earnings method or discounted cash flow model and compared the fair value to the carrying amount of the indefinite lived asset. Based on the analysis, the fair value of our HepTcell IPR&D asset exceeded its carrying value by an amount greater than 10%. However, the Company concluded that the fair value of the SparVax-L IPR&D intangible asset was approximately $1,000,000 million as compared to the current carrying value of the asset of $22,389,000, which resulted in an impairment charge of $21,389,000. Key assumptions used in the analysis included projected cash flows, a probability of success of the ultimate project, and the discount rate.

During the year ended December 31, 2017, the Company concluded that goodwill was impaired and the full amount of its carrying value of $35,919,695 was written off as an impairment charge which was classified as a component of operating expenses.

During the year ended December 31, 2018, the Company recorded adjustments to the purchase price allocation resulting in a net decrease in tax refunds receivable, with a corresponding net increase in goodwill, of $490,676. The full amount of the additional carrying value of $490,676 was written off as an impairment charge which was classified as a component of operating expenses.

Changes in the carrying amounts of IPR&D assets and goodwill for the years ended December 31, 2018 and 2017 were:

	IPR&D	Goodwill
Balance, January 1, 2017	$14,477,019	$18,758,421
Additions from the Mergers	22,389,000	15,573,822
Foreign currency translation adjustments	1,379,852	1,587,452
Impairment charges	—	(35,919,695)
Balance, December 31, 2017	$38,245,871	$—
Additions	—	490,676
Foreign currency translation adjustments	(376,893)	—
Impairment charges	(24,450,011)	(490,676)
Balance, December 31, 2018	$13,418,967	$—

7.	Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2018	2017
Accrued professional services	$552,619	$835,326
Accrued payroll and employee benefits	1,257,191	909,455
Accrued interest	1,192	536
Accrued construction costs	—	328,384
Accrued research and development	2,076,704	1,551,556
Deferred Revenue	19,753	19,753
Deferred Rent	175,490	15,914
Accrued expenses	$4,082,949	$3,660,924

8.	Licenses

University of Alabama at Birmingham Research Foundation

The Company has an agreement with the University of Alabama at Birmingham Research Foundation (“UABRF”) for the exclusive worldwide license to develop, manufacture, and commercialize certain proprietary technology developed at UABRF. The UABRF agreement expires on the last of the related patent expiration date which may be extended upon patent renewal. The latest of the patent expiration date is currently on August 7, 2033. Under the terms of the amended and restated agreement, the Company is obligated to pay an annual license fee of $20,000 and royalty fees upon the commencement of product sales. Fees incurred under the UABRF agreement totaled $20,000 in each of the years ended December 31, 2018 and 2017, respectively, and are classified as a component of research and development expenses in the accompanying consolidated statements of operations and comprehensive loss.

Janssen Vaccines & Prevention B.V.

The Company has a royalty-bearing, worldwide non-exclusive license agreement with Janssen Vaccines & Prevention B.V. (“Janssen”) for use of its vaccine technology. The Janssen agreement expires on the last of the related patent expiration date which may be extended upon patent renewal. The latest of the patent expiration date is currently on March 21, 2020. Under the agreement, the Company is required to pay an annual license fee and annual royalty fees upon reaching certain milestones in an amount that equals the greater of a percentage of net sales or $100,000. Fees incurred under the Janssen agreement totaled $177,625 and $200,000 for the years ended December 31, 2018 and 2017, respectively, and are included in research and development expenses in the accompanying consolidated statements of operations and comprehensive loss.

Auburn University

The Company has an exclusive, world-wide license agreement to develop, manufacture, and commercialize certain vaccine technology developed at Auburn University. The Auburn University agreement expires on the last of the related patent expiration date which may be extended upon patent renewal. The last of the patent expiration date is currently on August 15, 2025. Under the agreement, the Company is required to pay an upfront fee of $1,000 upon signing of the agreement, an annual license fee of $5,000, and royalty fees from net product sales or sublicenses of the technology. Fees incurred under the Auburn University agreement totaled $5,000 in each of the years ended December 31, 2018 and 2017 and are included in research and development expenses in the accompanying consolidated statements of operations and comprehensive loss.

9.	Notes Payable and Other Liabilities

The Company’s current portion of outstanding notes payable are summarized as follows:

	As of December 31,
	2018	2017
Line of credit	$—	$49,702
BPI France notes, short-term portion	71,596	—
Total notes payable	$71,596	$49,702

The Company’s long-term portion of outstanding notes payable as well as other long-term liabilities are summarized as follows:

	As of December 31,
	2018	2017
BPI France notes, long-term portion	$501,174	$599,927
Deferred rent, long-term portion	1,045,807	386,489
Common stock warrant liability (see Note 12)	65,000	3,400,869
Embedded derivative (see Note 10)	—	27,236
Other	240,090	159,986
Total other long-term liabilities	$1,852,071	$4,574,507

Line of Credit

On July 27, 2018, the Company renewed its existing line of credit agreement for a six-month term with an increase to the borrowing capacity from $250,000 to $1,750,000 subject to a minimum liquidity requirement equal to the outstanding balance of the line. There was no balance on this credit facility as of December 31, 2018. The annual interest rate was 8%, and the Company incurred interest expense of $2,889 for the year ended December 31, 2018. The line of credit expired in January 2019.

BPI France Notes

Altimmune France has two non-interest-bearing research and development funding arrangements with BPI France that were entered into in December 2013 to provide Altimmune France up to €750,000 in research funding in the first arrangement and up to €250,000 in the second arrangement. Altimmune France was permitted to draw 50% of the funds upon the signing of the arrangements, an additional 30% contingent upon a financial audit and technical progress report, and the remaining amounts at the completion of the research and development project being funded by the arrangements. In October 2016, the Company and BPI agreed to extend the term on the arrangement by two years. Each of the two obligations is repayable in sixteen quarterly installments from June 2019 through March 2023. The total amount advanced under the arrangements was €500,000 as of December 31, 2018 and 2017 ($572,770 and $599,927 as of December 31, 2018 and 2017, respectively). As of December 31, 2018, $71,596 on this note is classified as short term, and $501,174 as long term.

Deferred Rent, Long-Term Portion

Deferred rent, long-term portion, includes the difference between rent expense recognized and rental payments made, and lease incentive obligations. Lease incentive obligations represent lease incentives and allowances provided by our landlord for the construction of leasehold improvements located at our new office and laboratory facilities. The Company records lease incentive obligations as construction costs are incurred and billable, up to the maximum allowance amount. Lease incentive obligations are amortized on a straight-line basis over the lease term as a reduction of rent expense. The company completed the new facility adding leasehold incentives and improvements increasing deferred rent. During the years ended December 31, 2018 and 2017, the Company recorded $115,782 and $29,854, respectively, of amortization as a reduction of rent expense.

Exchange Notes

In conjunction with the First Exchange (as defined in Note 12) the Company issued convertible notes (the “Exchange Notes”) with an aggregate principal value of $1,500,000, which were initially convertible into up to 73,530 shares of our common stock at the note holder’s option on the maturity date. The Exchange Notes were also convertible in the event of default, at which time the balance of the notes increases by 112% and was convertible at a share price equal to the lower of $20.40 per share or 75% of the weighted average price of common stock during the twenty consecutive trading day period immediately preceding the event of default. In the event the weighted average price of common stock as defined above is below $4.50 per share, then a supplemental cash payment was due to the note holder.

The Exchange Notes were due to mature on December 29, 2018, when the entire principal and any unpaid interest was due. The Exchange Notes earned interest at a stated rate of 1% each month and interest was payable on the last business day of each month. The Company fully redeemed the notes and accrued interest in cash in October 2018.

The conversion and redemption options embedded in the Exchange Notes qualified for derivative accounting under ASC 815-15 “Derivatives and Hedging”. The fair value of the derivative liability at the date of issuance resulted in a discount to the Exchange Notes of $180,611 which was accreted into interest expense over the term of the convertible note. Debt issuance costs of $58,172 were capitalized and was recognized in interest expense over the term of the notes. In addition, the Company paid the holders of the Exchange Notes and additional $54,226 of interest earned. During the year ended December 31, 2018, total interest expense recognized on the Exchange Notes was $293,009.

10.	Preferred Stock

Convertible Preferred Stock

The Company had 599,285 shares of its $0.01 par value convertible preferred stock issued and outstanding as of January 1, 2017, all of which converted into common stock on a 1-to-1 basis in connection with the Mergers.

Redeemable Convertible Preferred Stock

On August 16, 2017, the Company issued 15,656 shares of $0.0001 par value, redeemable preferred stock and warrants to purchase up to 78,181 shares of common stock (see Note 12), satisfying the second closing requirement under the Note Agreement for total gross proceeds of $14,716,370, and incurred issuance costs totaling $1,697,800. The redeemable preferred stock matured on August 16, 2018. In addition, the redeemable preferred stock agreements required that the Company reserve a sufficient number of common shares to cover at least 150% of the common shares expected to be issued upon the conversion of the redeemable preferred stock at the then current conversion price, and the exercises of common stock warrants issued in connection with the redeemable preferred stock.

Because the securities contained contingencies which could require the Company to redeem the shares for cash, and such contingencies were outside the control of the Company, the redeemable preferred stock was classified outside of permanent equity. Because a substantive conversion feature was also present at issuance, the redeemable preferred stock is only contingently redeemable and therefore prior to its redemption or conversion was classified as temporary equity and carried on the balance sheet in between liabilities and equity at its accreted redemption value.

In addition, certain features present in the redeemable preferred stock required separate recognition. For purposes of this evaluation, the Company determined that the redeemable preferred instrument is more akin to a debt host because the installment conversion feature, as the primary settlement mechanism, is indexed to an underlying other than interest rates or credit risk and settles in variable shares. Because the potential contingent redemption price contained a significant premium over the issuance price, the redemption feature is considered to be not clearly and closely related to the debt-like host instrument. All redemption features (including the change of control redemption, triggering event redemption, mandatory redemption, and installment redemption) were determined to be a single, compound embedded derivative financial instrument to be bifurcated and separately accounted for as a liability. The embedded derivative financial instrument was initially recorded at its fair value on the redeemable preferred stock issuance date and was being remeasured on each subsequent balance date with changes in fair value classified as a component of other income (expenses), net. The embedded derivative was classified as a component of other long-term liabilities until its expiration with the conversion of the last amount of redeemable preferred stock.

The redeemable preferred stock also contained a beneficial conversion feature at issuance. The conversion feature was “in-the-money” as of the commitment date as the fair value of the underlying common share was greater than the effective conversion price. The beneficial conversion feature, measured as the intrinsic value of the feature, totaled $1,506,196 on the redeemable preferred stock issuance date, and was classified as a component of additional paid-in capital. The beneficial conversion feature was not remeasured in subsequent periods but was released in nine equal amounts corresponding to each of the redeemable preferred stock installments. During the year ended December 31, 2018 and 2017, the Company released $1,338,840 and $167,356, respectively, of the beneficial conversion feature.

The net proceeds received during the year ended December 31, 2017 from the redeemable preferred stock financing were allocated as follows:

Common stock warrant liability (see Note 12)	$3,498,632
Embedded derivative	19,857
Beneficial conversion feature	1,506,196
Initial carrying value of redeemable preferred stock	7,993,885
Net proceeds from redeemable preferred stock issuance	$13,018,570

The periodic changes in the fair value of the embedded redemption derivative financial instrument for the years ended December 31, 2018 and 2017 are as follows:

Balance, January 1, 2017	$—
Issuance	19,857
Changes in fair value	7,379
Balance, January 1, 2018	27,236
Changes in fair value	(27,236)
Balance, December 31, 2018	$—

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

December 31, 2017
Expected volatility	59.60%
Incremental borrowing rate	12.00%
Risk-free interest rate	1.59%

During the years ended December 31, 2018 and 2017, the Company converted 9,813 and 3,479 shares, respectively, shares of the redeemable preferred stock for an aggregate of 502,078 and 82,483, respectively, shares of common stock. In June 2018, the Company additionally agreed to redeem the First Exchange investors’ remaining 2,364 shares of Series B Preferred Stock at their face value of $2,364,044. Since the redemption occurred prior to the stated maturity date, $56,792 of the redemption price is considered a deemed dividend. On July 11, 2018, we entered into exchange agreements with certain other holders of our Series B Preferred Stock and warrants (the “Second Exchange”) pursuant to which we (i) issued an aggregate of 32,124 shares of common stock and (ii) paid $22,241 in cash, in exchange for all of their outstanding shares of our Series B Preferred Stock. Due to the redemption occurring prior to the stated maturity date, this exchange resulted in a deemed contribution of $111,553.

11.	Common Stock

The Company had 200,000,000 and 100,000,000 authorized shares of $0.0001 par value common stock; 9,078,735 and 609,280 shares issued; 9,078,238 and 608,499 shares outstanding at December 31, 2018 and 2017, respectively.

On September 26, 2018, the Company issued an aggregate of 286,633 shares of common stock at a purchase price of $17.02 per share to certain institutional investors in a registered direct offering (the “First Registered Direct Offering”). The net proceeds of the First Registered Direct Offering were $4,334,816, after deducting placement agent fees and offering expenses of $0.5 million.

On October 2, 2018, the Company issued a combined total of 2,400,000 common units and pre-funded units in a public offering (the “Unit Offering”). Each common unit in the Unit Offering was sold at a public offering price of $5.00 and consisted of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $6.00. Each warrant sold in the Unit Offering was exercisable immediately and expired five years from the date of issuance. Each pre-funded unit in the Unit Offering was sold at a public offering price of $4.99 and consisted of a pre-funded warrant to purchase one share of common stock at an exercise price of $0.01 per share and a warrant to purchase one share of common stock at an exercise price of $6.00. The pre-funded warrants were immediately exercisable and were able to be exercised at any time until all of the pre-funded warrants were exercised in full. All of the pre-funded warrants were exercised prior to December 31, 2018. The net proceeds of the Unit Offering were approximately $10,667,505, after deducting the underwriting discount and estimated offering expenses payable by the Company. The entire amount of 2,400,000 common shares issued in connection with the Unit Offering are included in common shares outstanding as of December 31, 2018.

The warrants issued in the Unit Offering are each subject to anti-dilution protection. Accordingly, to the extent we were to issue additional common stock or securities convertible into common stock at an issuance price lower than exercise price of the warrants, the exercise price of the warrants would be adjusted to the lower of (i) the issuance price or (ii) the lowest volume weighted average price of the Company’s common stock on the five trading days following the announcement of the new offering.

On October 10, 2018, the Company issued a combined total of 4,629,630 common units and pre-funded units to certain institutional investors in a registered direct offering (the “Second Registered Direct Offering”). Each common unit in the Second Registered Direct Offering was sold at a price of $5.40 and consisted of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $5.40. Each warrant sold in the Second Registered Direct Offering was exercisable immediately and expired five years from the date of issuance. Each pre-funded unit in the Second Registered Direct Offering was sold at a public offering price of $5.39 and consisted of a pre-funded warrant to purchase one share of common stock at an exercise price of $0.01 per share and a warrant to purchase one share of common stock at an exercise price of $5.40. The pre-funded warrants were immediately exercisable and were able to be exercised at any time until all of the pre-funded warrants are exercised in full. All of the pre-funded warrants were exercised prior to December 31, 2018. The net proceeds of the Second Registered Direct Offering were approximately $22,400,673, after deducting the underwriting discount and estimated offering expenses payable by the Company. The entire amount of 4,629,630 common shares issued in connection with the Unit Offering are included in common shares outstanding as of December 31, 2018.

On March 12, 2019, the Company issued a combined total of 4,361,370 common units and pre-funded units to certain institutional investors in a registered direct offering (the “Third Registered Direct Offering”). Each common unit in the Third Registered Direct Offering was sold at a price of $3.21 and consisted of one share of common stock and 0.70 of a warrant to purchase one share of common stock at an exercise price of $3.21. Each warrant sold in the Third Registered Direct Offering was exercisable immediately and expired five years from the date of issuance. Each pre-funded unit in the Third Registered Direct Offering was sold at a public offering price of $3.20 and consisted of a pre-funded warrant to purchase one share of common stock at an exercise price of $0.01 per share and 0.70 of a warrant to purchase one share of common stock at an exercise price of $3.21. The pre-funded warrants were immediately exercisable and were able to be exercised at any time until all of the pre-funded warrants are exercised in full. The net proceeds of the Third Registered Direct Offering were approximately 12,691,384, after deducting the underwriting discount and estimated offering expenses payable by the Company.

The warrants issued in both the Unit Offering and the Second Registered Direct Offering were concluded to be equity classified freestanding financial instruments. The Second Registered Direct Offering triggered a down round adjustment to the exercise price of the warrants issued in the Unit Offering from $6.00 to $4.1798. The value of a down round feature is measured as the difference between the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and the financial instrument’s fair value (without the down round feature) using the reduced exercise price. The Company treated the value of the effect of the reduction in exercise price as a deemed dividend of $780,038 which reduced income available to common shareholders.

The warrants issued in the Third Registered Direct Offering were concluded to be equity classified freestanding financial instruments. The Third Registered Direct Offering triggered an additional down round adjustment to the exercise price of the warrants issued in the Unit Offering from 4.1798 to 2.7568. The Company will treat the value of the effect of the reduction in exercise price as a deemed dividend during the quarter ended March 31, 2019, which will reduce income available to common shareholders.

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

As of December 31, 2018, the Company’s common stock available for future issuance is summarized as follows:

Common stock authorized	200,000,000
Common stock issued and reserved for future issuance:
Common stock issued and outstanding	9,078,238
Common stock reserved for the exercises of common stock warrants*	7,345,103
Common stock reserved for the exercise of options	353,274
Common stock reserved for other	497
Common stock reserved for future awards under the Plans (Note 13)	1,499,934
Total common stock issued and reserved for future issuance	18,277,046
Unreserved common stock available for future issuance	181,722,954
*The 1,612 warrants for the redeemable preferred stock require 150% common stock reserve

12.	Warrants

The following common stock warrants were outstanding at December 31, 2018:

	Number of Common Stock Warrants	Per Share Exercise Price	Issuance Date	Expiration Date
Replacement warrants issued in connection with the Mergers	155	$483.00	March 3, 2012	March 3, 2022
Issued with redeemable preferred stock*	1,612	80.10	August 16, 2017	August 16, 2022
Issued with common units in Unit Offering	2,516,250	4.18	October 2, 2018	October 2, 2023
Underwriter warrant issued with public offering	196,650	6.25	October 2, 2018	September 28, 2021
Issued with common units in Registered Direct Offering	4,629,630	5.40	October 10, 2018	October 10, 2023
Total	7,344,297
*Liability classified warrants

The following common stock warrants were outstanding at December 31, 2017:

	Number of Common Stock Warrants	Per Share Exercise Price	Issuance Date	Expiration Date
Replacement warrants issued in connection with the Mergers	155	$483.00	March 3, 2012	March 3, 2022
Issued with redeemable preferred stock*	78,181	80.10	August 16, 2017	August 16, 2022
Total	78,336
*Liability classified warrants

In March 2017, the Company issued warrants to purchase up to 1,659 shares of common stock in connection with the Notes (see Note 1). Those warrants were classified as permanent equity and were recorded at the issuance date using a relative fair value allocation method which were not subsequently remeasured. In connection with the Mergers, 22,022 shares of common stock were issued upon the cashless exercises of 22,063 warrants. In May 2017, the Company issued 155 common stock warrants to replace outstanding PharmAthene common stock warrants in connection with the Mergers.

In August 2017, in connection with the redeemable preferred stock issuance (Note 10), the Company granted warrants to holders of redeemable preferred stock to purchase up to 78,181 shares of the Company’s common stock. Warrants issued with the redeemable preferred stock are classified as a liability and are initially recorded at their grant date fair value, to be remeasured on each subsequent balance sheet date. The warrant liability is classified as component of other long-term liabilities. During the year ended December 31, 2018, 76,569 of these warrants were exchanged for a combination common stock and cash, leaving 1,612 of these warrants outstanding as of December 31, 2018.

On June 29, 2018 the Company closed on privately negotiated exchange agreements with certain investors to exchange warrants to purchase 53,125 common shares of the Company (the “First Exchange”) in exchange for:

(i)	167,700 shares of the Company’s common stock valued at approximately $12.60 per share;
(ii)	Convertible notes with an initial aggregate principal balance of $1,500,000 (Note 9), and;
(iii)	$1,100,000 in cash consideration.

The total fair value of the consideration given in exchange for the warrants in the First Exchange was $4,727,000, which exceeded the March 31, 2018 fair value of the warrants by $3,467,935. The warrant fair value at March 31, 2018 was determined assuming an orderly transaction between market participants, using a Monte Carlo simulation valuation model. The Company was compelled to enter into the exchange transaction as management believes the dilutive features of the common stock warrants prevented the Company from obtaining sufficient financing on acceptable terms. Accordingly, the Company recorded a loss on exchange of warrants in the First Exchange of $3,593,082, inclusive of transaction costs of $125,147, which is reported in changes in fair value of warrant liability including loss on exchange. The Company additionally agreed to redeem the First Exchange investors’ remaining shares of Series B Preferred Stock at their face value of $2,364,044 (Note 10).

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

On July 11, 2018, the Company entered into exchange agreements with certain other holders of the redeemable preferred stock and warrants (the “Second Exchange”) pursuant to which we (i) issued an aggregate of 32,124 shares of common stock and (ii) paid $22,241 in cash, in exchange for all of the outstanding shares of our Series B Preferred Stock (Note 10). We additionally issued 145,038 shares of common stock in exchange for warrants to purchase 22,523 shares of common stock. Consideration for the Series B Preferred Stock was transferred to the holders on July 11, 2018. Consideration for the warrant exchange was subject to shareholder approval which the Company obtained at its annual shareholder meeting on August 30, 2018, and the shares of common stock were subsequently transferred to the holders on September 12, 2018.

Finally, on September 7, 2018, we closed on exchange agreements with certain holders of our warrants (the “Third Exchange”) pursuant to which we issued 5,929 shares of common stock in exchange for warrants to purchase 921 shares of common stock.

The consideration given for the warrants in the Second and Third Exchange was valued at the closing price of the common stock on the day the transactions closed and the shares were transferred, which was $8.64 and $8.85 per share, respectively. Accordingly, the Company realized a gain on the exchange of warrants of $779,923 based on the fair value of the shares transferred as compared to the last determination of fair value of the warrants performed by us as of June 30, 2018, which is reported in changes in fair value of warrant liability including loss on exchange. The following is a summary of the income statement effect of changes in the Company’s outstanding warrants:

Twelve Months Ended December 31, 2018
Changes in fair value of warrants	$(9,160)
Loss on warrants exchanged	(2,688,012)
Transaction costs	(181,312)
Change in fair value of warrant liability, including gain (loss) on exchange	$(2,878,484)

A summary of warrant activity during the years ended December 31, 2018 and 2017 is as follows:

	Year Ended December 31,
	2018	2017
Warrants outstanding, January 1	78,336	20,404
Issuances	7,342,530	79,840
Replacement warrants issued in connection with the Mergers	—	155
Exercises, conversions and exchanges	(76,569)	(22,063)
Warrants outstanding, December 31	7,344,297	78,336

Warrants outstanding at December 31, 2018 have an aggregate grant date fair value of $23,511,785 with a weighted average exercise price of $5.03.

The fair value used to determine the initial carrying value of the August 2017 warrants was measured using Level 3 inputs and was estimated using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of the August 2017 warrants outstanding during the years ended December 31, 2018 and 2017:

March 9, 2017 Issuance
Expected volatility	84.40%
Expected term (years)	5.00
Risk-free interest rate	2.13%
Expected dividend yield	0.00%

The periodic changes in the fair value of the warrant liability is as follows:

Balance, January 1, 2017	$—
Issuance	3,498,632
Changes in fair value	(97,763)
Balance, December 31, 2017	3,400,869
Warrants settled upon exchange	(3,345,029)
Changes in fair value	9,160
Balance, December 31, 2018	$65,000

The following assumptions were used to estimate the fair value of warrants classified as a liability using the Monte Carlo simulation valuation model with Level 3 inputs at December 31, 2018, December 31, 2017, and the redeemable preferred stock issuance date of August 16, 2017 were as follows:

	December 31, 2018	December 31, 2017	August 16, 2017
Expected volatility	93.90%	91.30%	86.90%
Expected term (years)	3.60	4.60	5.00
Risk-free interest rate	2.48%	2.16%	1.76%
Expected dividend yield	0.00%	0.00%	0.00%

13.	Stock-Based Compensation

Stock Options

The Company established the 2001 Employee Stock Option Plan to provide incentive stock options and non-qualified stock options to employees, and the 2001 Non-employee Stock Option Plan to provide non-qualified stock options to the members of the board of directors and advisory board, and non-employees. The 2001 Employee Stock Option Plan and the 2001 Non-employee Stock Option Plan are collectively referred to as the “2001 Plans.” In connection with the Mergers, the Company issued options from its 2001 Plans to replace options previously granted under PharmAthene’s option plans. At the close of the Mergers, the Company de-designated common stock available for issuance under the 2001 Plans and the PharmAthene plans. No additional options or restricted stock will be granted under these plans. Options outstanding and unvested restricted stock granted under these plans through the close of the Mergers will continue to vest over the remaining vesting period through the earlier of exercise, expiration, or forfeiture no additional options, restricted stock or other awards will be granted under these plans. The replacement options issued after the Mergers will continue to vest over the remaining vesting period through the earlier of exercise, expiration, or forfeiture. Also, in connection with the Mergers, the 2001 Plans were assumed by the Company.

In addition, PharmAthene had previously established the PharmAthene, Inc. Amended and Restated 2007 Long-Term Incentive Compensation Plan, or the 2007 Plan. Awards outstanding under the 2007 Plan remained outstanding following the Mergers in accordance with their applicable terms and conditions. No additional awards will be made under the 2007 Plan.

Also in connection with the Mergers, the Company established the 2017 Omnibus Incentive Plan (the “Omnibus Plan”) to provide incentive stock options, non-qualified stock options, restricted stock, and other stock-based awards denominated in shares of the Company’s common stock, and performance-based cash awards to eligible employees, consultants, and directors. In 2018, the Company’s shareholders approved an amendment to the Omnibus Plan to increase the number of shares reserved for issuance from 1,500,000 to 5,000,000. The aggregate share reserve will be increased on January 1 of each year commencing in 2018 and ending on and including January 1, 2027 up to an amount equal to the lowest of (i) 4% of the total number of shares of common stock outstanding on a fully diluted basis as of December 31 of the immediately preceding calendar year, and (ii) such number of shares of common stock, if any, determined by the Company’s board of directors. The maximum shares of common stock that may be granted to each employee or consultant in any fiscal year under the Omnibus Plan is the lesser of 800,000 shares per type of award or a maximum compensation amount of $5,000,000. The maximum common stock that may be granted to directors under the Omnibus Plan during any fiscal year is 500,000 shares.

On November 29, 2018, the Board approved and adopted the Altimmune Inc. 2018 Inducement Grant Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity or equity-based awards in the form of non-qualified stock options, restricted stock awards, and other stock-based awards. The Inducement Plan was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules.

The Board has reserved 2,000,000 shares of the Company’s common stock for issuance pursuant to awards granted under the Inducement Plan (subject to customary adjustments in the event of a change in capital structure of the Company), and the Inducement Plan will be administered by the Compensation Committee. In accordance with Rule 5635(c)(4) of the NASDAQ Listing Rules, awards under the Inducement Plan may be only made to an employee who has not previously been an employee or member of the Board or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.

The 2001 Plans, the 2007 Plan, the Omnibus Plan, and the Inducement Plan are collectively referred to as the “Plans.” As of December 31, 2018 under the Plans, a total of 339,619 options to purchase shares of common stock and 322,907 shares of restricted stock were granted, of which options to purchase 38,636 shares of common stock have been exercised to date. As of December 31, 2018, there were 34,327 and 1,465,607 shares of common stock available for future grants under the Omnibus Plan and the Inducement Plan, respectively.

The fair value of stock option issued to employees was estimated at the date of grant using Black-Scholes with the following weighted-average assumptions:

	For the Year Ended December 31,
	2018	2017
Expected volatility	92.14%	89.17%
Expected term (years)	6.07	5.84
Risk-free interest rate	2.86%	1.95%
Expected dividend yield	0.00%	0.00%

Expected volatility: As there is not sufficient historical volatility for the expected term of the stock options, the Company uses an average historical share price volatility, inclusive of its own volatility, based on an analysis of reported data for a peer group of comparable companies which were selected based upon industry similarities.

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

A summary of stock option activities under the Plans is presented below:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Year)	Weighted- Average Intrinsic Value
Outstanding, January 1, 2018	60,618	$128.23	4.45	$-
Granted	339,619	4.63
Exercised	(9,541)	2.40		$-
Forfeited or expired	(37,422)	145.58
Outstanding, December 31, 2018	353,274	$10.97	6.04	$-
Exercisable, December 31, 2018	15,278	$106.08	5.29	$-
Expected to vest, December 31, 2018	337,996	$6.67	6.07	$-

The per share weighted-average grant date fair value of stock options granted during the years ended December 31, 2018 and 2017 were $4.63 and $64.80, respectively. The aggregate intrinsic value for stock options exercised during the year ended December 31, 2018 was $461,555. At December 31, 2018, there was $1,292,868 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.90 years.

Restricted Stock

In October 2016, the Company authorized and granted a restricted stock award of 2,651 shares at an aggregate purchase price of $1,067. The weighted average grant date fair value of the restricted stock award was $310.80 per share. The restricted stock vests ratably at the end of each quarter over four years starting on December 31, 2016 with 50% of the original issued shared subject to accelerated vesting upon a deemed liquidation event. Fair value of restricted shares that vested during the year ended December 31, 2018 totaled $3,878. Under certain conditions, the Company has the right to repurchase any unvested shares at a price of $0.01 per share. Accordingly, the aggregate repurchase price is recorded as a long-term liability to be amortized over the vesting period with the amortization classified as a component of additional paid-in capital.

On November 30, 2018, the Company authorized and granted a restricted stock award of 322,907 shares. The weighted average grant date fair value of the restricted stock award was $3.59 per share. The restricted stock vests over a four-year period, 25% of the Shares vesting on the one-year anniversary, and the remaining 75% vesting in 36 substantially equal monthly installments and will be fully vested on December 1, 2022; provided, however, that the holder has not experienced a termination prior to the applicable vesting date.

A summary of restricted stock activities is presented below:

	Shares	Weighted- average Grant Date Fair Value	Restricted Stock Repurchase Liability
Unvested, January 1, 2018	781	$310.80	$315
Vested	(284)	310.80	(116)
Granted	322,907	3.59	—
Unvested, December 31, 2018	323,404	$4.06	$199

As of December 31, 2018, total unrecognized compensation expense related to restricted stock awards was $1,129,653, which the Company expects to recognize over a weighted average period of approximately 3.91 years.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2018 and 2017 as follows:

	For the Year Ended December 31,
	2018	2017
Research and development	$319,354	$327,610
General and administrative	453,894	1,115,882
Total	$773,248	$1,443,492

14.	Income Taxes

The components of net loss before income tax benefit are as follows:

	Year Ended December 31,
	2018	2017
U.S. operations	$38,979,638	$27,814,653
Non-U.S. operations	6,341,308	24,249,112
Net loss before income tax benefit	$45,320,946	$52,063,765

The components of the income tax benefits are as follows:

	Year Ended December 31,
	2018	2017
U.S. federal
Current	$271,356	$2,432,088
Deferred	4,309,534	2,608,256
US state and local
Current	(1,464)	587,711
Deferred	1,570,368	10,320
Income tax benefit	$6,149,794	$5,638,375

Reconciliation between the effect of applying the federal statutory rate and the effective income tax rate used to calculate the Company’s income tax benefit is as follows:

	Year Ended December 31,
	2018	2017
Federal statutory rate	21.00%	34.00%
State income taxes, net of federal benefit	4.53	1.20
Foreign income tax rate differential	(0.15)	(0.05)
Effect of the Tax Cuts and Jobs Act (“TCJA”) on tax rates	—	(2.16)
Stock compensation	(0.16)	(2.49)
Research and development tax credit	(1.30)	(2.33)
Acquisition costs	—	(0.77)
Goodwill impairment	(0.22)	(22.69)
Loss on warrant exchange and warrant FMV changes	(1.33)	—
Permanent differences and other	2.14	(0.78)
Change in valuation allowance	(10.94)	6.90
Effective tax rate	13.57%	10.83%

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

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for income tax effects of the TCJA. The Company has recognized the provisional tax impacts in 2017, including $1,125,708 in incremental income tax provision in the fourth quarter of 2017 to re-measure our deferred tax assets to the 21% enacted rate. The Company completed its analysis within the measurement period in accordance with SAB 118 and there were no material additional adjustments necessary.

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

The TCJA provides for a territorial tax system, beginning in 2018, it includes the following new anti-abuse provisions:

•

The global intangible low-taxed income (“GILTI”) provisions require the Company to include in our U.S. income tax base foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. In 2018, the Company has no GILTI inclusion.

•	The base-erosion and anti-abuse tax (“BEAT”) provisions in the TCJA impose an alternative minimum tax on taxpayers with substantial base-erosion payments. The Company has no BEAT tax in 2018.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income and for tax carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Domestic NOLs	$4,025,587	$6,320,893
Foreign NOLs	5,303,154	8,323,454
Accrued expenses	162,814	19,597
Amortization	1,035,765	1,187,512
Deferred revenue	38,494	49,373
Stock compensation	568,165	589,986
Deferred rent	336,070	110,731
Depreciation	—	6,955
Research and development carryforward	73,156	—
Total deferred tax assets	11,543,205	16,608,501
Deferred tax liabilities:
IPR&D assets	(2,557,085)	(8,856,561)
Depreciation	(205,859)	—
IRC §481(a) adjustment	—	(20,118)
Total deferred tax liabilities	(2,762,944)	(8,876,679)
Deferred tax assets, net	8,780,261	7,731,822
Valuation allowance	(8,838,761)	(13,670,224)
Total deferred tax liabilities net	$(58,500)	$(5,938,402)

The Company assesses the need for a valuation allowance against our deferred tax assets and considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. This determination requires significant judgment, including assumptions about future taxable income that are based on historical and projected information. The $4,831,463 net decrease in the valuation allowance during the year ended December 31, 2018 primarily relates to 382 limitation on U.S. NOLs identified in 2018, which resulted in the write-off of the NOL and reduction of the valuation allowance, and the write-off of a foreign subsidiary’s NOL, offset by increases for current year losses in both the U.S. and foreign locations which the Company concluded needed a full valuation allowance. The Company has recorded a valuation allowance against its gross U.S. deferred tax assets it believes are not more likely than not realizable and the net non-U.S. deferred tax assets. Deferred tax liabilities, consist primarily of indefinite life IPR&D assets located in the U.S. and a foreign subsidiary, which will be applied in the future to offset against NOLs that have an unlimited life.

At December 31, 2018, the Company had U.S. federal NOLs totaling $14,629,188, including $2,015,489 with a 20-year carry forward period and will begin to expire in 2020, and $12,613,699 with an unlimited life. U.S. state NOLs of approximately $14,629,188, including $2,015,489 with a 20-year carry forward period and will begin to expire in 2023, and $12,613,699 with an unlimited life. Also at December 31, 2018, NOLs for the Company’s U.K. subsidiaries and France subsidiary totaled $25,474,739 and $1,388,999, respectively, which do not expire as long as the U.K. and France subsidiaries continue to engage in the same trade or business. Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company’s ownership may limit the amount of NOLs that can be utilized annually in the future to offset its U.S. federal and state taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within any three-year period. The amount of the annual limitation is determined based on the value of the Company immediately before the ownership change. The Company recently completed a Section 382 study which evaluated ownership changes subsequent to the Merger and concluded that $5,766,281 of pre-2018 NOLs would expire unused. As a result, the Company has reduced the NOL and related valuation allowance as of December 31, 2018. Subsequent ownership changes may further affect the limitation in future years.

As of December 31, 2018 and 2017, the Company does not have any material unrecognized tax benefits. The Company files income tax returns in the United States, various U.S. states, U.K., and France. The Company is still open to examination by the applicable taxing authorities from 2009 forward, although tax attributes that were generated prior to 2009 may still be adjusted upon examination by federal, state, foreign, or local tax authorities if they either have been or will be used in a future period.

15.	Commitments and Contingencies

See Note 8 for the Company’s commitments under license agreements.

Operating Leases

The Company rents office and laboratory space in the United States. The Company also leases office equipment under a non-cancellable equipment lease through December 2022.

In June 2017, the Company entered into a new lease agreement for our new U.S. headquarters that includes 14,141 square foot of office and laboratory facilities under a noncancelable operating lease commencing on November 1, 2017 for an initial lease term of 90 months. The lease requires a security deposit of $34,174 which is recorded as a component of other assets. The lease provides for six months of free rent with the first base rent payment due on May 1, 2018. The base rent is subject to an annual 3% escalation effective on May 1 of each year during lease term. The Company is also required to pay our share of operating expenses billable by the landlord. Aggregate rent over the lease term plus free rent and rent escalation are recognized on a straight-line basis over the lease term with the difference between rent expense and rent payment recorded as deferred rent.

In addition, the lease agreement provided the Company tenant improvement incentives and allowances that include an upfront payment to the Company of $282,820 and $902,051 of additional tenant improvement allowances which were reimbursed by the landlord for construction costs incurred by the Company. The $902,051 of additional tenant improvement allowances added additional monthly rent payments beginning on May 1, 2018, which includes interest at 8.5% per annum. The additional monthly rent payments resulting from additional tenant improvement allowance is not subject to the annual 3% rent escalation applicable to the base rent.

During 2017, construction costs incurred are recorded as construction in progress with a corresponding lease incentive obligation which is classified as a component of deferred rent. The Company has reclassified the total construction costs into leasehold improvements during 2018. The company recorded $115,782 and $29,854 of amortization of lease incentive obligation as a reduction of rent expense for the years ended December 31, 2018 and 2017, respectively.

Rent expense under all of the Company’s operating leases was $632,658 and $562,840 for the years ended December 31, 2018 and 2017, respectively. Deferred rent resulting from rent escalation totaled $182,062 and $82,180 at December 31, 2018 and 2017, respectively.

Future minimum lease payments for non-cancelable operating leases at December 31, 2018 are as follows:

Year ending December 31,
2019	$386,505
2020	392,779
2021	399,242
2022	405,898
2023	407,054
2024 and thereafter	552,947
Total	$2,544,425

Other Contingencies

We are a party in various contractual disputes, litigation, and potential claims arising in the ordinary course of business. We do not believe that the resolution of these matters will have a material adverse effect on our financial position or results of operations.

16.	Fair Value Measurement

The Company records cash equivalents, warrant liability, and embedded derivatives at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants based on assumptions that market participants would use in pricing an asset or liability. As a basis for classifying the fair value measurements, a three-tier fair value hierarchy, which classifies the fair value measurements based on the inputs used in measuring fair value, was established. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The Company’s cash equivalents are composed of money market funds which are classified as Level 1 in the fair value hierarchy. Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable the carrying value approximate their fair value due to the short-term nature of these items. Refer to Note 12 for disclosure of the warrant liability from January 1, 2017 to December 31, 2018. The embedded derivative was fully extinguished during the year in conjunction with the preferred stock activity disclosed in Note 10. The Company’s warrant liability and embedded derivatives classified within Level 3 of the fair value hierarchy are valued using the Monte Carlo simulation valuation model. If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. There were no transfers into and out of any of the levels of the fair value hierarchy during 2018 or 2017.

Assets recorded at fair value on a nonrecurring basis, such as property and equipment, intangible assets, and goodwill are recognized at fair value when they are impaired. During 2018 and 2017, the Company recognized goodwill impairments measured at fair value on a nonrecurring basis (Note 3). During 2018, the Company recognized intangible impairments measured at fair value on a nonrecurring basis (Note 6).

The Company’s assets and liabilities measured at fair value on a recurring and nonrecurrent basis at December 31, 2018 consisted of the following:

	Fair Value Measurement at December 31, 2018
	Total	Level 1	Level 2	Level 3
Recurring fair value measurements
Cash equivalents — money market fund	$29,375,509	$29,375,509	$—	$—
Warrant liability	65,000	—	—	65,000

The Company’s assets and liabilities measured at fair value on a recurring and nonrecurrent basis at December 31, 2017 consisted of the following:

	Fair Value Measurement at December 31, 2017
	Total	Level 1	Level 2	Level 3
Recurring fair value measurements
Cash equivalents — money market fund	$8,940,897	$8,940,897	$—	$—
Restricted cash — money market fund	3,500,000	3,500,000	—	—
Warrant liability	(3,400,869)		—	(3,400,869)
Embedded derivative	(27,236)	—	—	(27,236)

17.	Employee Benefit Plans

The Company has a 401(k) retirement plan in which substantially all of our employees in the United States are eligible to participate. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. During 2018 and 2017, we made discretionary plan contributions of $139,042 and $196,373, respectively.

18.	Subsequent Events

As disclosed in Note 11, the Company closed on a registered direct offering on March 12, 2019.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2018. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the year ended December 31, 2018, and has concluded that there was no change that occurred during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Our directors are elected at each annual meeting of stockholders and hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. Our Bylaws provide that the number of Directors constituting the entire Board shall be not less than one nor more than nine as determined by resolution of the Board. Our Board currently has seven Directors, each of whom was elected at the Company’s 2018 annual meeting of stockholders.

The names and ages of our directors as of April 1, 2019 are set forth below:

Name	Age	Position
Vipin K. Garg, Ph.D.	61	President, Chief Executive Officer, and Director
Mitchel Sayare, Ph.D.	71	Chairman of the Board
David J. Drutz, M.D.	80	Director
Philip L. Hodges	50	Director
John M. Gill	67	Director
Klaus O. Schafer, M.D., MPH	69	Director
Wayne Pisano	64	Director

Vipin K. Garg, Ph.D. currently serves as our President and CEO and is a member of the board of directors. He joined Altimmune in November 2018 with over three decades of experience in the biotechnology and pharmaceutical industries. He has a proven track record of building and managing both private and publicly traded companies. Before joining Altimmune, he served as President and CEO of Neos Therapeutics (NASDAQ: NEOS), where he built a commercial-stage biopharmaceutical company launching three branded therapeutic products including Adzenys XR- ODTTM and Cotempla XR-ODTTM the first ever XR-ODTTM medications for the treatment of ADHD. Prior to Neos, he served as president and CEO of Tranzyme Pharma where he progressed a discovery-stage, emerging biotech company to a NASDAQ-listed clinical-stage, drug development company. Prior to joining Tranzyme, Dr. Garg served as Chief Operating Officer of Apex Bioscience, Inc. (acquired by Curacyte AGof Munich, Germany), and held senior management positions at DNX Bio-Therapeutics, Inc. until its acquisition by Baxter Healthcare Corporation, Sunovion Pharmaceuticals, Inc. (formerly known as Sepracor Inc., now a subsidiary of Sumitomo Dainippon Pharma), and Bio-Response Inc. (acquired by Baxter Healthcare Corporation). Dr. Garg received his Ph.D. in Biochemistry in 1982 from the University of Adelaide, Australia, and his M.S. from IARI Nuclear Research Laboratory, New Delhi, India in 1978.

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

David J. Drutz, M.D. was appointed to our Board in connection with the completion of the Mergers in May 2017, and first elected to Private Altimmune’s board of directors in January 2010 and as Board Chairman in October 2011. Dr. Drutz is the President of Pacific Biopharma Associates, a biopharmaceutical consulting company that he founded in 1999. From 2008-2015, he served variously as Director, CEO, Executive Chairman and Chief Medical Officer of DARA BioSciences (NASDAQ:DARA), an oncology supportive care company located in Raleigh, NC. He served previously as Chairman of Tranzyme (NASDAQ:TZYM; 2000-2010); and Director of MethylGene (TSX:MYG; 2000-2010) and Gentris Corporation (2007-2014). From 1999-2008 he was a general partner with Pacific Rim Ventures, a Tokyo-based venture capital firm. Dr. Drutz’s management experience includes tenures as VP Biological Sciences and VP Clinical Research at Smith Kline & French Laboratories; VP Clinical Development at Daiichi Pharmaceutical Corporation; and CEO of Inspire Pharmaceuticals (1995-1998) and Sennes Drug Innovations (1994-1995). Earlier, Dr. Drutz was Professor of Medicine, Chief of the Division of Infectious Diseases, and the founder of the NSF Center for Cell Regulation at the UT Health Science Center, San Antonio. Dr. Drutz received his M.D. from the University of Louisville School of Medicine and postgraduate training in internal medicine and infectious diseases at Vanderbilt University School of Medicine, serving subsequently as a research medical officer in the U.S. Navy (LCDR, USNR). He is certified by the American Board of Internal Medicine; a fellow of the American College of Physicians and the Infectious Diseases Society of America; a member of Alpha Omega Alpha, the American Society of Clinical Oncology and the American Society for Clinical Investigation; and the author of more than 200 peer-reviewed publications in the area of infectious diseases. Dr. Drutz brings significant experience in biotechnology investment and as a physician to Altimmune’s board of directors.

Philip L. Hodges was appointed to our Board in connection with the completion of the Mergers in May 2017 and was first elected to Private Altimmune’s board of directors in September 2003. Mr. Hodges is Managing Partner of Redmont Capital, a private equity firm located in Birmingham, Alabama, which he joined at its inception in 1997. Redmont Capital is a co-founder of Altimmune. Mr. Hodges’ investment strategy is focused on high-growth small businesses within the health care, life science and technology sectors. He currently serves as a director for several of the firm’s portfolio companies. Mr. Hodges holds a Bachelor of Science in Business Administration from the Brock School of Business at Samford University. Mr. Hodges brings significant experience as a life science investor and co-founder to Altimmune’s board of directors.

John M. Gill served as PharmAthene’s President and Chief Executive Officer from March 2015 until the completion of the Mergers in May 2017. Mr. Gill has served on our Board since 2004. From 2003 to 2013, Mr. Gill served as the President, Chief Executive Officer, co-founder and a Director of TetraLogic Pharmaceuticals Corporation, a public biopharmaceutical company. Mr. Gill has previously held positions at 3-Dimensional Pharmaceuticals and SmithKline Beecham. After serving in the United States Marine Corps, Mr. Gill earned a B.A. from Rutgers University. Mr. Gill was chosen to serve as a director of Altimmune because of his executive and board experience in the pharmaceutical industry and his substantial financial knowledge and expertise.

Brigadier General (ret.), Klaus O. Schafer, M.D., MPH was appointed to our Board in connection with the completion of the Mergers in May 2017 and was first elected to Private Altimmune’s board of directors in July 2012. Dr. Schafer has over 30 years of leadership experience, having held senior positions in government and industry. He was first elected to Altimmune’s board of directors in July 2012. As the Deputy Asst. to the Secretary of Defense for chemical and biological defense, a position he held from April 2004 through June 2005, he oversaw the management of the Department of Defense’s $1.0 billion program for vaccine, therapeutics, medical device and sensor development. He retired from the Air Force as the Assistant Surgeon General with extensive experience managing all aspects of large integrated health care delivery systems. Prior private sector experience includes VP of business development for Compressus Inc., a telemedicine start-up, former CEO and cofounder of TessArae LLC, a start-up biotech genetic testing company, Chief Medical Officer and VP, business development, Health for CACI International, a publicly traded Fortune 1000 company, and consultant and advisory board member to numerous companies and to the biodefense industry.  Dr. Schafer earned his MD at the University of Iowa, Family Practice Boards, Eglin AFB where he was Chief Resident, MPH at the University of Texas and the Master of Science at the Eisenhower School of National Security and Resource Strategy. Dr. Schafer was selected as a director for his board and varied background, including deep understanding of government biotech development strategy, funding, and budgeting, and his commercial industry experiences. Dr. Schafer brings significant experience as a physician and biotechnology investor, in government and as a board member and advisor in the health care biodefense industry to Altimmune’s board of directors.

Wayne Pisano was elected to join the company’s Board in August of 2018. Mr. Pisano joined the board of directors of Provention Bio, Inc., a biopharmaceutical company, in April of 2018, and has served on the board of directors of Immunovaccine Inc., a biopharmaceutical company, since October 2011, and Oncolytics, Inc., a biotechnology company, since May 2013. Mr. Pisano served as president and CEO of VaxInnate, a biotechnology company, from January 2012 until November 2016. Mr. Pisano joined Sanofi Pasteur in 1997 and was promoted to President and CEO in 2007, the position he successfully held until his retirement in 2011. He has a bachelor’s degree in biology from St. John Fisher College, New York and an MBA from the University of Dayton, Ohio. The Board believes that Mr. Pisano’s depth of experience across the spectrum of commercial operations, public immunization policies and pipeline development will make him a valuable member of our Board of Directors.

Executive Officers

The names and ages of our executive officers as of April 1, 2019 are set forth below:

Name	Age	Position
Vipin K. Garg, Ph.D.	61	President, Chief Executive Officer, and Director
Will Brown	37	Acting Chief Financial Officer
M. Scot Roberts, Ph.D.	60	Chief Scientific Officer
Sybil Tasker, M.D., MPH	56	Chief Medical Officer

Vipin K. Garg, Ph.D. is our President, Chief Executive Officer and a Director. See Item 10 - “Directors” for a discussion of Dr. Garg’s business experience.

Will Brown, CPA will serve as the Company’s principal financial officer and principal accounting officer until the appointment of his successor. Mr. Brown has been engaged by the Company as an independent consultant since February 2018. Since October 2016, Mr. Brown has been a consultant to several private and public companies in a variety of accounting and tax matters both independently and as the managing partner of Redmont CPAs. Prior to his current roles, he was an audit manager at PwC in both Montgomery, Alabama (from June 2012 through July 2013) and Denver, Colorado (from November 2014 through September 2016). From August 2013 through October 2014, Mr. Brown was the Water Heater Division Controller at Rheem Manufacturing, a private company located in Montgomery, Alabama. Mr. Brown is a CPA licensed in Colorado and Alabama. He has a Bachelor of Science and a Master of Business Administration from Auburn University at Montgomery.

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

There are no family relationships among any of our directors and executive officers.

Board leadership structure

Currently, Dr. Garg is the Company’s President and CEO and Dr. Sayare serves as the Chairman of the Board. The Board believes that having different individuals serving in the separate roles of Chairman of the Board and CEO is in the best interest of stockholders in the Company’s current circumstances because it reflects the CEO’s responsibility over management of the Company’s operations and the Chairman’s oversight of board functions and strategic development.

Board committees

The Audit Committee of our Board reviews, acts on and reports to our Board with respect to various auditing and accounting matters, including the recommendation of our independent registered public accounting firm, the scope of the annual audits, the fees to be paid to the independent registered public accounting firm, the performance of the independent registered public accounting firm and our accounting practices. The Audit Committee currently consists of Mr. Hodges (Chair) and Dr. Shafer, Mr. Gill, and Mr. Pisano. The Board has determined that each of Messrs. Hodges and Pisano and Dr. Shafer is an independent director in accordance with NASDAQ listing standards.  The Board also determined that Mr. Gill is not independent solely by virtue of him having served as the Chief Executive Officer of PharmAthene (the predecessor to the Company) prior to the Mergers (i.e., within the past three years) and otherwise has no relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Accordingly, despite this determination, the Board determined that, due to Mr. Gill’s exceptional skills, experience and qualifications, it is in the best interests of the Company and its shareholders for Mr. Gill to be a member of the Audit Committee. The Board further determined that each of the members of the Audit Committee is able to read and understand fundamental financial statements, including the Company’s balance sheet, income statement, and cash flow statement; and that each of Messrs. Hodges and Gill is an “audit committee financial expert”, as defined by SEC guidelines and as required by the applicable NASDAQ listing standards.

The Compensation Committee of the Board recommends, reviews and oversees the salaries, benefits and equity incentive plans for our employees, consultants, directors (other than non-employee directors) and other individuals whom we compensate. The Compensation Committee also administers our compensation plans. The Compensation Committee currently consists of Drs. Drutz (Chair) and Schafer, and Mr. Hodges. The Board has determined that each member of the Compensation Committee is an “independent director” in accordance with NASDAQ listing standards, a “non-employee director” under the applicable SEC rules and regulations and an “outside director” under the applicable tax rules. The Compensation Committee may form subcommittees and delegate authority to such subcommittees or individuals as it deems appropriate.

The Nominating and Corporate Governance Committee of the Board selects nominees for director positions to be recommended by our Board for election as directors and for any vacancies in such positions, develops and recommends for our Board the Corporate Governance Guidelines of the Company and oversees the annual review of the performance of the Board, each director and each committee. The Nominating and Corporate Governance Committee currently consists of Mr. Pisano (Chair), and Dr. Drutz and Mr. Gill. The Board has determined that each member of the Nominating and Corporate Governance Committee is an independent director in accordance with NASDAQ listing standards.

Meetings and attendance

During the fiscal year ended December 31, 2018 and after the completion of the Merger, the Board held 19 meetings and the Board Committees held a total of 10 meetings. Each director attended 75% or more of the total number of meetings of the Board and the Board Committees of which he was a member during the period he served as a director in fiscal year 2018.  The Company has no specific policy regarding director attendance at our annual meeting of stockholders. Generally, however, a Board meeting is held on the same date as the annual meeting, with directors attending the annual meeting. Our 2018 annual meeting of stockholders was attended by all of the directors recommended for election.

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

You may also obtain a copy of these documents by writing to Altimmune, Inc., 910 Clopper Road, Suite 201S, Gaithersburg, Maryland 20878, Attention: Investor Relations.

Copies of the charters of our Board’s Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, as well as a copy of the Company’s Corporate Governance Guidelines, can be accessed in the Investor Relations — Corporate Governance section of our website. The information on, or that can be accessed through our website is not part of this Annual Report and is not incorporated by reference herein.

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

Report of the Audit Committee of the Board of Directors

Our Audit Committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2018 with our management. Our Audit Committee has discussed with our independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 1301, Communications with Audit Committees, as adopted by the Public Company Accounting Oversight Board (“PCAOB”). Our Audit Committee has also received the written disclosures and the letter from our independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent accountants’ communications with our Audit Committee concerning independence, and has discussed with our independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, our Audit Committee has recommended to our Board that our audited financial statements be included in this Annual Report.

Submitted by the Audit Committee of the Board of Directors:

Philip L. Hodges (Chair) John M. Gill Wayne Pisano Klaus O. Schafer, M.D., MPH

Item 11. Executive Compensation.

Our named executive officers (“Named Executive Officers”) for the year ended December 31, 2018 are:

•	Vipin K. Garg, Ph.D., our Chief Executive Officer;
•	Will Brown, our Acting Chief Financial Officer;
•	Sybil Tasker, M.D., MPH, our Chief Medical Officer;
•	William Enright, our Former Chief Executive Officer; and
•	Elizabeth A. Czerepak, our Former Chief Financial Officer.

Ms. Czerepak resigned as Chief Financial Officer on May 8, 2018.

Mr. Enright resigned as Chief Executive Officer on November 30, 2018.

Elements of Compensation

The compensation arrangement for each Named Executive Officer is intended to encourage performance and to align the Named Executive Officer’s interests with those of our stockholders.  In setting compensation for our Named Executive Officers, the Compensation Committee and the Board takes into account the relative amount of compensation that is delivered on a current and long-term basis and in the form of cash and equity.  The combination of performance measures for annual bonuses and the equity compensation programs for executive officers, as well as the multi-year vesting schedules for equity awards encourage employees to maintain both a short-term and a long-term view with respect to Company performance.

The Company’s executive compensation program consists of the following elements:

•	base salary;
•	annual cash bonuses;
•	stock options;
•	health and retirement benefits and perquisites; and
•	401(k) plan

Base Salary

The Named Executive Officers receive a base salary to compensate them for services rendered to our Company. The base salary payable to each Named Executive Officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, roles and responsibilities.

Annual Performance-Based Bonus

The Named Executive Officers are entitled to receive annual performance-based cash bonuses, the amounts of which are based on satisfaction of Company objectives that are established by the Board of Directors or the Compensation Committee.  The annual bonuses are intended to encourage the Named Executive Officers to promote the growth of the Company’s business.

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

401(k) Plan

The Company maintains a tax-qualified retirement plan (the “401(k) Plan”) that provides eligible employees (including the Named Executive Officers) with an opportunity to save for retirement on a tax-advantaged basis. Eligible employees are able to participate in the 401(k) Plan as of the first day of the month following the date they meet the 401(k) Plan’s eligibility requirements, and participants are able to defer up to 100% of their eligible compensation subject to applicable annual limits under the Internal Revenue Code of 1986, as amended (the Code). All participants interests in their deferrals are 100% vested when contributed. The 401(k) Plan permits Altimmune to make matching contributions and profit sharing contributions to eligible participants. Altimmune matches contributions 100% on the first 4% of contributions made by participants.

We believe the benefits described above are necessary and appropriate to provide a competitive compensation package to our Named Executive Officers.

Summary Compensation Table

The following table sets forth the total compensation that was paid to or earned by the Named Executive Officers for the 2017 and 2018 fiscal years.

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Vipin K. Garg, Ph.D. (4)	2018	43,590	100,000	1,159,236	887,107	—	—	31	2,189,964
Chief Executive Officer	2017	—	—	—	—	—	—	—	—
Will Brown	2018	—	—	—	—	—	—	216,000	216,000
Acting Chief Financial Officer	2017	—	—	—	—	—	—	—	—
Sybil Tasker, M.D., MPH	2018	397,000	125,055	—	16,705	—	—	7,571	546,331
Chief Medical Officer	2017	342,426	85,725	—	238,000	—	—	9,086	675,237
William J. Enright (5)	2018	410,667	184,800	—	34,463	—	—	7,776	637,706
Former Chief Executive Officer	2017	368,285	87,450	—	575,000	—	—	14,399	1,045,134
Elizabeth A. Czerepak (6)	2018	126,923	—	—	—	—	—	5,076	131,999
Former Chief Financial Officer	2017	327,366	20,250	—	172,000	—	—	12,495	532,111

(1)	Amounts reported for Mr. Enright, Ms. Czerepak and Ms. Tasker include compensation paid by Private Altimmune prior to the completion of the Mergers.
(2)

Amounts in this column reflect the aggregate grant date fair value of stock awards and stock options granted during the covered year computed in accordance with the provisions of FASB ASC Topic 718. The assumptions used to calculate the amounts for fiscal years 2018 and 2017 are discussed in Item 13, Financial Statements and Supplementary Data.

(3)

Amounts in this column for fiscal year 2018 include; Mr. Brown payments for his service of $216,000 and Ms. Tasker, Mr. Enright, and Ms. Czerepak employer contributions of $7,431, $7,776, and $5,076 respectively.

(4)	Dr. Garg commenced employment with Altimmune on November 30, 2018.
(5)	Mr. Enright terminated employment with Altimmune on November 30, 2018.
(6)	Ms. Czerepak terminated employment with Altimmune on May 8, 2018.

Narrative to Summary Compensation Table

Agreements with Named Executive Officers

We have entered into employment agreements with each of Dr. Garg, Mr. Brown and Dr. Tasker. The material terms of such agreements are summarized below.

Employment Agreement with Vipin K. Garg, Ph.D.

On November 16, 2018, the Company entered into an employment agreement with Dr. Garg in connection with his employment as the President and Chief Executive Officer of the Company (the “Employment Agreement”). Pursuant to the Employment Agreement, Dr. Garg commenced employment with the Company on November 30, 2018.

Under the Employment Agreement, Dr. Garg receives a base salary of $500,000 and, from January 1, 2019, will be eligible to receive an annual discretionary incentive bonus of up to 55% of his base salary based on achievement of performance goals established by the Compensation Committee. In addition, Dr. Garg received a lump sum cash signing bonus of $100,000, which will be subject to claw-back if Dr. Garg’s employment with the Company terminates for any reason other than by the Company without cause or by Dr. Garg for good reason on or prior to November 30, 2019.

Dr. Garg is eligible to participate in the Company’s employee benefit plans made available to its similarly situated senior executives. In addition, the Company pays the premium costs for a term life insurance policy for Dr. Garg with a benefit equal to Dr. Garg’s base salary and for short- and long-term disability plans that provide for an annual benefit of at least 60% of Dr. Garg’s base salary for as long as the disability continues. In addition, during the term of Dr. Garg’s employment, so long as Dr. Garg’s primary residence is located within 50 miles of his current residence in North Carolina, the Company will reimburse Dr. Garg an amount not to exceed $36,000 during any 12-month period to cover Dr. Garg’s commuting expenses, which amount will be grossed up for taxes. During the term of Dr. Garg’s employment, and subject to applicable securities laws or listing standards, the Company will use its best efforts to cause Dr. Garg to be nominated for election as a member of the Company’s board of directors at each annual meeting of stockholders at which Dr. Garg is up for election.

Pursuant to the Employment Agreement, Dr. Garg received the following equity-based awards:

•

A grant, pursuant to the Company’s 2017 Omnibus Incentive Plan, of an incentive stock option (the “Incentive Stock Option”) to purchase 111,421 shares of the Company’s common stock with a grant-date fair value of $400,000. The Incentive Stock Option will have an exercise price equal to the last reported sale price of the Company’s common stock on the Grant Date. One-fourth of the shares underlying the Incentive Stock Option will vest on the first anniversary of the Grant Date (the “First Vesting Date”), and thereafter 1/48th of the shares underlying the Incentive Stock Option will vest monthly commencing on January 1, 2020, such that the shares underlying the Incentive Stock Option will be fully vested on December 1, 2022, in each case, generally subject to Dr. Garg’s employment with the Company through the applicable vesting date.

•

An inducement grant under NASDAQ Listing Rule 5635(c)(4), of a non-qualified stock option to purchase 211,486 shares of the Company’s common stock, which will have an exercise price of $3.59 per share, the last reported sale price of the Company’s common stock on the date of grant of such award (the “Grant Date”). One-fourth of the shares underlying the non-qualified stock option will vest on the First Vesting Date, and thereafter 1/48th of the shares underlying the non-qualified stock option will vest on each monthly anniversary of the First Vesting Date, such that the shares underlying the non-qualified stock option will be fully vested on November 30, 2022, in each case, generally subject to Dr. Garg’s employment with the Company through the applicable vesting date.

•

An inducement grant under NASDAQ Listing Rule 5635(c)(4), of 322,907 restricted shares of the Company’s common stock. One-fourth of the restricted shares will vest on the First Vesting Date, and thereafter 1/48th of the restricted shares will vest on each monthly anniversary of the First Vesting Date, such that the restricted shares will be fully vested on November 30, 2022, in each case, generally subject to Dr. Garg’s employment with the Company through the applicable vesting date

In the event of an employment termination, the Company will pay Dr. Garg his earned but unpaid base salary through the date of termination, accrued but unused vacation pay, unreimbursed business expenses and such employee benefits as may be due to Dr. Garg under the terms of the applicable benefit plans (the “Accrued Benefits”). In addition, if the Company terminates Dr. Garg’s employment for “cause” (as defined below), Dr. Garg will be entitled to payment of any unpaid prior year’s annual bonus.

If the Company terminates Dr. Garg’s employment without cause or Dr. Garg resigns his employment for “good reason” (as defined below”, in addition to the Accrued Benefits, Dr. Garg will be entitled to receive 12 months of base salary continuation payments, 12 months of continued coverage under the health insurance plans in which Dr. Garg participates at the time of the termination and payment of any unpaid prior year’s annual bonus. If such employment termination or resignation occurs within one year following a “change in control” (as defined in the Employment Agreement), Dr. Garg is entitled to receive an amount equal to the sum of 18 months of his base salary plus his target annual discretionary incentive bonus for the year of termination, 18 months of continued coverage under the health insurance plans in which Dr. Garg participates at the time of the termination, payment of any unpaid prior year’s annual bonus and, if such termination occurs within the one-year period following a change in control, all of Dr. Garg’s outstanding unvested equity awards will become vested. If any payments, whether under Dr. Garg’s employment agreement or otherwise, would be subject to the golden parachute excise tax under Section 4999 of the Internal Revenue Code (the “Code”), such payments will be reduced to the extent necessary to avoid the excise tax if doing so would result in a greater net after tax payment to Dr. Garg. Dr. Garg is required to execute and not revoke a release of claims in order to be eligible to receive severance payments or benefits, other than the Accrued Benefits.

Under the Employment Agreement, “cause” generally means Dr. Garg’s (i) material breach of his fiduciary duties, (ii) material breach of his Employment Agreement, (iii) willful failure or refusal to follow written policies, (iv) conviction of, or plea of guilty or nolo contendere to, a felony, or (v) continuing and willful refusal to act as directed by the Board. Under the Employment Agreement, “good reason” generally means (i) a reduction in Dr. Garg’s base salary or target annual bonus opportunity, (ii) a material diminution in Dr. Garg’s authorities, duties or responsibilities, or (iii) a relocation of Dr. Garg’s principal place of employment more than 50 miles from Gaithersburg, Maryland.

Dr. Garg is subject to restrictive covenants during the term of his employment and for a period of one year following the termination of his employment. In particular, Dr. Garg will be prohibited from soliciting the Company’s customers, clients and employees and from engaging in sales, marketing or related activities on behalf of himself or another entity that directly competes with the Company and does business in the same geographical areas in which the Company does business.

Consulting Agreement with Will Brown, CPA

On May 8, 2018, the Company entered into a consulting agreement with Mr. Brown, in connection with his appointment as Acting Chief Financial Officer and Principal Accounting Officer. The agreement provides Mr. Brown with monthly cash compensation of $27,000 and a stipend of $1,000 per month for expense reimbursement.

On March 14, 2019, the Company and Mr. Brown entered into an amendment to the consulting agreement.  The amendment provides that, if Mr. Brown is not appointed as the Company’s full-time Chief Financial Officer by July 1, 2019, then from such date, Mr. Brown will receive a fee of $35,400 for each full month that he continues to provide services as Acting Chief Financial Officer. In addition, if on or after such date, the Company terminates Mr. Brown’s engagement without “Cause” (as defined in the agreement), then subject to his signing and not revoking a general release of claims against the Company and its affiliates in a form provided by the Company, he will receive $84,000.

Employment Agreement with Sybil Tasker, M.D., MPH

The Company entered into an employment agreement with Sybil Tasker, M.D., MPH, the Chief Medical Officer. Upon the closing of the Mergers, the agreement have become agreements of the Company. The agreement provided for an initial term that expired on December 31, 2017.  However, unless either party elects not to renew the agreement by providing at least 90 days prior notice to the other party, the agreement will automatically renew for successive one-year terms effective January 1, 2019 and each January 1 thereafter. The current renewal period is set to expire on December 31, 2019.

The agreement provided Dr. Tasker with an initial base salary of $290,000, which was most recently increased to $397,000 on January 1, 2018. In addition, Dr. Tasker was initially was to receive an annual discretionary incentive bonus of up to 30% of her respective base salary based on achievement of performance goals previously established by the Compensation Committee.  Dr. Tasker is eligible to participate in the Company’s employee benefit plans made available to its similarly situated senior executives.

If, prior to a “change in control” (as defined in the employment agreement), the Company terminates the employment of Dr. Tasker without “cause” or if such she resigns for “good reason” (as defined below), in addition to accrued benefits (to which she is entitled on any termination of employment), Dr. Tasker will be entitled to receive severance equal to six months of base salary continuation payments, six months of continued coverage under the health insurance plans in which the executive participated at the time of the termination and payment of any unpaid prior year’s annual bonus. If such employment termination or resignation occurs within the one-year period following a change in control, she would be entitled to receive a severance amount equal to the sum of 12 months of her base salary plus her target annual discretionary incentive bonus for the year of termination, six months of continued coverage under the health insurance plans in which she participates at the time of termination, payment of any unpaid prior year’s annual bonus and, all of her outstanding unvested equity awards will become vested. The agreement also provides that if any payments, whether under the agreement or otherwise, payable to her would be subject to the golden parachute excise tax under Section 4999 of the Code, such payments will be reduced to the extent necessary to avoid the excise tax if doing so would result in a greater net after tax payment to the her. Dr. Tasker is required to execute and not revoke a release of claims in Altimmune’s favor in order to be eligible to receive the severance payments and benefits.

Under the agreement with Dr. Tasker, “cause” generally means her (i) material breach of her fiduciary duties to us, (ii) material breach of the agreement, (iii) willful failure or refusal to follow Altimmune’s written policies, (iv) conviction of, or plea of guilty or nolo contendere to, a felony or (v) continuing and willful failure to act as directed by Altimmune’s board of directors or its chief executive officer. Under the agreement, “good reason” generally means (i) a reduction in the Dr. Tasker’s base salary or target annual bonus opportunity, (ii) a material diminution in authority, duties or responsibilities or (iii) a relocation of her principal place of employment more than 50 miles from Gaithersburg, Maryland.

Under the agreement, Dr. Tasker is subject to restrictive covenants during the term of her employment and for a period of six months following termination of employment. In particular, she is prohibited from soliciting the Company’s customers, clients and employees and from engaging in sales, marketing or related activities on the executive’s behalf or another entity that directly competes with the Company.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards of our Named Executive Officers as of December 31, 2018.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Vipin K. Garg	—	111,421	(1)		3.59	11/30/2028
	—	211,486	(1)		3.59	11/30/2028

Will Brown	—	—	(2)	—	—

Sybil Tasker, M.D., MPH	812	811	(3)	—	401.10	4/7/2026
	501	832	(4)	—	123.60	6/5/2027
	522	1,145	(4)	—	74.40	9/21/2027
	—	1,667	(5)	—	13.35	5/21/2028

William Enright	—	—	(6)	—	—

Elizabeth Czerepak	—	—	(7)	—	—

(1)

This option was granted on November 30, 2018 and 25% will become vested and exercisable on the first anniversary of the grant date. The aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36-month period commencing on January 1, 2020.

(2)

On January 2, 2019, Mr. Brown was granted an option to purchase 30,000 shares of Common Stock of the Company at an exercise price of $2.60 per share. One-hundred percent of the shares underlying the option will vest upon the filing of the Company’s annual report on Form 10-K.

(3)	The unexercised portion of this option vests annually in equal annual installments.
(4)	The unexercised portion of this option vests in equal monthly installments.
(5)

This option was granted on May 21, 2018 and 25% will become vested and exercisable on March 1, 2019. The aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36-month period following March 1, 2019.

(6)	Mr. Enright resigned as Chief Executive Officer on November 30, 2018.
(7)	Ms. Czerepak resigned as Chief Financial Officer on May 8, 2018

Director Compensation

The table below sets forth the compensation received by each of the individuals who served as a non-employee director during the fiscal year ended December 31, 2018.  Dr. Schaffer did not stand for reelection at the 2018 annual meeting of stockholders.  Mr. Enright’s compensation for fiscal year 2018 is included in the “Summary Compensation Table” above.

Name (1)	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mitchel Sayare, Ph.D.	165,417	—	24,199	—	—	—	189,616
David J. Drutz, M.D.	54,500	—	—	—	—	—	54,500
John M Gill	42,500	—	—	—	—	—	42,500
Philip L. Hodges	59,944	—	—	—	—	—	59,944
Klaus O. Schafer, M.D., MPH	47,667	—	—	—	—	—	47,667
Derace L. Schaffer, M.D. (2)	29,639	—	—	—	—	—	29,639
Wayne Pisano	18,333	—	—	—	—	—	18,333

(1)

As of December 31, 2018, each of Altimmune’s non-employee directors, held the following stock option awards: Drs. Sayare, Drutz, Schafer and Schaffer 1,901, 1,433, 1,006 and 67, respectively.  And Messrs. Hodges, Pisano and Gill 667, none and 867, respectively. As of December 31, 2018, no outstanding stock awards (vested or unvested) were held by these non-employee directors.

(2)	Dr. Schaffer did not stand for reelection at the Company’s annual stockholder meeting and his term as a director ended on August 30, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of March 27, 2019 by (i) each person or group of persons known by us to beneficially own more than five percent of our Common Stock, (ii) each of our named executive officers, (iii) each of our directors and nominees for director and (iv) all of our directors and executive officers as a group.

The following table gives effect to the shares of Common Stock issuable within 60 days of March 27, 2019 upon the exercise of all options and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under Section 13 of the Securities Exchange Act of 1934, as amended, and includes voting and investment power with respect to shares. Percentage of beneficial ownership is based on 13,451,105 shares of Common Stock outstanding at the close of business on March 27, 2019. Except as otherwise noted below, each person or entity named in the following table has sole voting and investment power with respect to all shares of our Common Stock that he, she or it beneficially owns.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o Altimmune, Inc., 910 Clopper Road, Suite 201S, Gaithersburg, Maryland 20878.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% or Greater Stockholders:

Hudson Bay Capital Management (1)	1,381,686	9.99%

Directors and Named Executive Officers:

Vipin K. Garg (2)	322,907	2.40%
Will Brown (3)	30,000	*
Sybil Tasker, M.D., MPH (4)	3,008	*
Mitchel Sayare, Ph.D. (5)	17,989	*
David J. Drutz, M.D. (6)	12,126	*
John M. Gill (7)	13,641	*
Philip L. Hodges (8)	30,123	*
Klaus O. Schafer, M.D., MPH (9)	11,206	*
Derace L. Schaffer, M.D. (10)	20,129	*
Wayne Pisano (11)	12,000	*
William J. Enright (12)	12,195	*

All Executive Officers and Directors as a Group (11 persons)(13)	489,349	3.6%

*	Represents beneficial ownership of less than one percent of Altimmune’s outstanding Common Stock.
(1)

Consists of 1,002,100 shares of Common Stock and 379,586 warrants to purchase Common Stock. It does not include 4,638,870 warrants to purchase common stock which are subject to ownership blocking provisions of the warrant. Information regarding the number of shares beneficially owned by Hudson Bay Capital Management was obtained from a Schedule 13G/A filed by Hudson Bay Capital Management with the SEC with the additional 1,000,000 shares of common stock purchased on March 12, 2019. The principal business address of Hudson Bay Capital Management is 777 Third Avenue, 30th Floor, New York, NY 10017.

(2)

Consists of 322,907 restricted shares of Common Stock over which Dr. Garg has voting control. Does not include options to purchase 322,907 shares of Common Stock that are not exercisable within 60 days.

(3)	Consists of 30,000 shares of Common Stock that can be acquired upon exercise of outstanding options within 60 days.
(4)

Consists of 3,008 shares of Common Stock that can be acquired upon exercise of outstanding options within 60 days (representing the portion of options to purchase 36,290 shares of Common Stock which have already vested).

(5)

Consists of 1,088 shares of Common Stock, and 16,901 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days (representing the portion of options to purchase 31,901 shares of Common Stock which have already vested).

(6)

Consists of 693 shares of Common Stock, and 11,433 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days (representing the portion of options to purchase 21,433 shares of Common Stock which have already vested).

(7)

Consists of 2,774 shares of Common Stock, and 10,867 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days (representing the portion of options to purchase 20,867 shares of Common Stock which have already vested).

(8)

Consists of 19,456 shares of Common Stock, and 10,667 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days (representing the portion of options to purchase 20,667 shares of Common Stock which have already vested).

(9)

Consists of 200 shares of Common Stock, and 11,006 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days. (representing the portion of options to purchase 21,006 shares of Common Stock which have already vested)

(10)	Consists of 20,062 shares of Common Stock, and 67 shares of Common Stock that can be acquired upon the exercise of outstanding options.

(11)

Consists of 2,000 shares of Common Stock, and 10,000 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days (representing the portion of options to purchase 20,000 shares of Common Stock which have already vested).

(12)	Consists of 12,195 shares of Common Stock.
(13)

Consists of 60,465 shares of Common Stock, 322,907 restricted shares of Common Stock over which Dr. Garg has voting control and 105,977 shares of Common Stock that can be acquired upon exercise of outstanding options within 60 days.

Equity Compensation Plan Information

The following table provides information regarding the number of securities to be issued under our equity plans, the weighted-average exercise price of options issued under our equity plans and the number of securities remaining available for future issuance under our equity plans, in each case as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	141,788	21.98	34,327
Equity compensation plans not approved by security holders	534,393	1.42	1,465,607
Total	676,181	5.73	1,499,934

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director independence

The Board of Directors has determined that each of our current directors, other than Dr. Garg and Mr. Gill, currently meet, and Dr. Derace L. Schaffer, M.D., who served as a director until our 2018 annual meeting of stockholders on August 30, 2018, met, the independence requirements contained in the NASDAQ listing standards and applicable tax and securities rules and regulations. None of these non-employee directors has or had a relationship with the Company or its subsidiaries that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In compliance with the NASDAQ listing standards, we have a Board of Directors comprised of a majority of independent directors. The NASDAQ listing standards have both objective tests and a subjective test for determining who is an “independent director.” The objective tests state, for example, that a director is not considered independent if he is an employee of the Company or is a partner in or controlling stockholder or executive officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year. The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Other than Mr. Gill, none of the non-employee directors were disqualified from “independent” status under the objective tests. In assessing independence under the subjective test, the Board took into account the standards in the objective tests, and reviewed and discussed additional information provided by the directors with regard to each director’s business and personal activities as they may relate to Altimmune’s management. Based on all of the foregoing, as required by the NASDAQ listing standards, the Board made a substantive determination as to each of the non-employee directors that no relationship exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Board has not established categorical standards or guidelines to make these subjective determinations, but considers all relevant facts and circumstances.

In addition to Board-level standards for director independence, except as described above under “Item 10 – Board committees,” the directors who serve on the Audit Committee and the Compensation Committee each satisfy standards established by the SEC and the NASDAQ listing rules providing that to qualify as “independent” for purposes of membership on the Audit Committee or the

Compensation Committee, members of such committees may not accept directly or indirectly any consulting, advisory or other compensatory fee from the Company other than their director compensation. Also, each of the directors who serve on the Compensation Committee has been determined to be a “non-employee director” for purposes of the applicable SEC rules and regulations and an “outside director” for purposes of the applicable tax rules.

In making its independence determinations, the Board considered transactions occurring since the beginning of 2016 between the Company and entities associated with the independent directors or members of their immediate family. In each case, the Board determined that, because of the nature of the director’s relationship with the entity and/or the amount involved, the relationship did not impair the director’s independence.

The Company does not have a director tenure requirement, as it believes its efforts to regularly refresh the Board with new directors, as well as natural turnover, has achieved the appropriate balance between maintaining longer-term directors with deep institutional knowledge and new directors who bring new perspectives and diversity to the Board. Notwithstanding this belief and the fact that the Company’s corporate governance guidelines and NASDAQ Global Market rules do not deem long-tenured directors to be non-independent, the Board reviews director tenure in connection with its director independence determinations.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to the Company for services during the fiscal years ended December 31, 2018 and 2017 by our independent registered public accounting firm, Ernst & Young LLP (“E&Y”):

Fee Category	2018	2017
Audit Fees (1)	$848,772	$690,610
Audit Related Fees (2)	$—	$130,097
Tax Fees (3)	$152,328	$375,719
Total	$1,001,100	$1,196,426

(1)

Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s and PharmAthene’s consolidated annual financial statements included in the Company’s Annual Report and review of the interim consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services that are normally provided by independent registered public accountants in connection with statutory and regulatory filings or engagements.

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

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding an increase in authorized shares (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on September 13, 2018)

3.4	Certificate of Designations of the Series B Convertible Preferred Stock, dated August 21, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 21, 2017)

3.5	Amended and Restated Bylaws of Altimmune, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on October 18, 2017)

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 17, 2017)

4.2	Form of Warrant in connection with Loan and Security Agreement, dated March 30, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on April 3, 2012)

4.3	Form of Exchange Note (incorporated by reference to Exhibit A to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 25, 2018)

4.4	Form of Exchange Note (incorporated by reference to Exhibit A to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 25, 2018)

4.5	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Post-Effective Amendment on Form S-1 filed on September 28, 2018

4.6	Form of Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Post-Effective Amendment on Form S-1 filed on September 28, 2018)

4.7	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on September 26, 2018)

4.8	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on October 9, 2018)

4.9	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on October 9, 2018)

Exhibit No.	Description

10.1†	Altimmune, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 8, 2017)

10.2†	Form of Incentive Stock Option Agreement under the Altimmune, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on May 8, 2017)

10.3†	Form of Non-Qualified Stock Option Agreement under the Altimmune, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on May 8, 2017)

10.3.1†

Incentive Stock Option Agreement under the Altimmune, Inc. 2017 Omnibus Incentive Plan, dated as of September 22, 2017, by and between Altimmune, Inc. and William Enright (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on November 9, 2017)

10.3.2†

Incentive Stock Option Agreement under the Altimmune, Inc. 2017 Omnibus Incentive Plan, dated as of September 22, 2017, by and between Altimmune, Inc. and Elizabeth Czerepak (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on November 9, 2017)

10.4†	Altimmune, Inc. 2001 Employee Stock Option Plan (incorporated by reference to Exhibit 99.1 filed with the Registrant’s Form S-8 filed on May 10, 2017)

10.5†	Altimmune, Inc. 2001 Non-Employee Stock Option Plan (incorporated by reference to Exhibit 99.2 filed with the Registrant’s Form S-8 filed on May 10, 2017)

10.6§

Contract Award issued by Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated July 27, 2016 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q filed on August 14, 2017)

10.7§

Amendment No. 1 to Contract Award issued by Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated March 27, 2017 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q filed on August 14, 2017)

10.8§

Amended and Restated Exclusive License Agreement, dated as of June 2, 2014, between the UAB Research Foundation and Vaxin Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q filed on August 14, 2017)

10.9§

First Amendment to Amended and Restated Exclusive License Agreement, effective as of October 16, 2015, between UAB Research Foundation and Altimmune, Inc. (f/k/a Vaxin Inc.) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q filed on August 14, 2017)

10.10§

Second Restated License Agreement, effective as of October 4, 2005, between Crucell Holland B.V. and Vaxin Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q filed on August 14, 2017)

10.11§

Amendment No. 1 to Second Restated License Agreement, effective as of September 25, 2015, between Crucell Holland B.V. and Altimmune, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q filed on August 14, 2017)

10.12	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q filed on August 14, 2017)

10.13†

Amended and Restated Employment Agreement, dated December 7, 2015, between William J. Enright and Altimmune, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-Q filed on August 14, 2017)

10.14†

Amendment No. 1 to Amended and Restated Employment Agreement, dated January 18, 2017, between William J. Enright and Altimmune, Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-Q filed on August 14, 2017)

10.15†	Employment Agreement, dated December 7, 2015, between Elizabeth Czerepak and Altimmune, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q filed on August 14, 2017)

10.16†

Amendment No. 1 to Employment Agreement, dated January 18, 2017, between Elizabeth Czerepak and Altimmune, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-Q filed on August 14, 2017)

10.17†	Employment Agreement, dated December 7, 2015, between M. Scot Roberts and Altimmune, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-Q filed on August 14, 2017)

Exhibit No.	Description

10.18†	Employment Agreement, dated April 4, 2016, between Sybil Tasker and Altimmune, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-Q filed on August 14, 2017)

10.19	Employment Agreement, dated November 16, 2018 between Dr. Vipin K. Garg and Altimmune, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 27, 2018)

10.20†	Altimmune, Inc. 2001 Employee Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed on May 10, 2017)

10.21†	Altimmune, Inc. 2001 Non-Employee Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-8 filed on May 10, 2017)

10.22	Form of Lock Up Agreement (incorporated by reference to Exhibit D of Exhibit 2.1 to our Form 8-K filed on August 17, 2017)

10.23	Form of Voting Agreement (incorporated by reference to Exhibit E to Exhibit 2.1 to our Form 8-K filed on August 17, 2017)

10.24	Form of PharmAthene Voting Agreement dated as of January 18, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 19, 2017

10.25	Form of PharmAthene Lock-Up Agreement dated as of January 18, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 19, 2017

10.26	Form of Altimmune Lock-Up Agreement dated as of January 18, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on January 19, 2017

10.27	Phillip MacNeill Retention and Severance Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on January 19, 2017

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

10.29

Exchange Agreement, dated June 22, 2018, by and among Altimmune, Inc. and the Investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 25, 2018)

10.30

Exchange Agreement, dated June 22, 2018, by and among Altimmune, Inc. and the Investor listed on the signature page attached thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 25, 2018)

10.31	Consulting Agreement, dated May 21, 2018, by and between Altimmune, Inc. and Will Brown (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on August 14, 2018)

10.32	General Release, dated as of May 29, 2018, by Elizabeth A. Czerepak (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on August 14, 2018)

10.33	Form of Exchange Agreements dated July 11, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 16, 2018)

10.34	Amendment No. 1 to the Altimmune, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A filed on July 26, 2018)

10.35

Amendment No. 4 to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated September 20, 2018 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on September 26, 2018)

10.36

Form of Securities Purchase Agreement among Altimmune, Inc. and certain investors named therein dated September 24, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 24, 2018)

10.41

Form of Securities Purchase Agreement among Altimmune, Inc. and certain investors, dated October 8, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 9, 2018)

10.42	General Release, dated as of November 30, 2018, by and between William J. Enright and Altimmune, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 3, 2018)

Exhibit No.	Description

10.43

Consulting Agreement dated as of November 30, 2018, by and between William J. Enright and Altimmune, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 3, 2018)

10.44	Altimmune, Inc. 2018 Inducement Grant Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on December 3, 2018)

10.45	Form of Non-Qualified Stock Option Agreement under the Altimmune, Inc. 2018 Inducement Grant Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on December 3, 2018)

10.46	Form of Restricted Stock Agreement under the Altimmune, Inc. 2018 Inducement Grant Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on December 3, 2018)

10.47	Form of Restricted Stock Agreement under the Altimmune, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed on December 3, 2018)

21*	Subsidiaries

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS**	Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2018 and 2017; (iii) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the Years Ended December 31, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017; and (vi) Notes to the Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.
§	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment.

Financial Statements and Schedules of Subsidiaries and Affiliates

None.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Gaithersburg, State of Maryland, on the 1st day of April 2019.

ALTIMMUNE, INC.

By:	/s/ Vipin K. Garg
Vipin K. Garg
Chief Executive Officer

POWER OF ATTORNEY

BY THESE PRESENTS, each person whose signature appears below constitutes and appoints Vipin K. Garg and Will Brown his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vipin K. Garg Vipin K. Garg	President, Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2019

/s/ Will Brown Will Brown	Acting Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer)	April 1, 2019

/s/ Mitchel Sayare, Ph.D. Mitchel Sayare, Ph.D.	Chairman of the Board	April 1, 2019

/s/ John Gill John Gill	Director	April 1, 2019

/s/ Philip Hodges Philip Hodges	Director	April 1, 2019

/s/ David Drutz, M.D. David Drutz, M.D.	Director	April 1, 2019

/s/ Klaus O. Schafer, M.D. Klaus O. Schafer, M.D.	Director	April 1, 2019

/s/ Wayne Pisano Wayne Pisano	Director	April 1, 2019