Form 10-Q
period 2019-03-31
Altimmune, Inc.
filed 2019-05-14
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	ALT	The NASDAQ Global Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of May 13, 2019 there were 13,450,680 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

ALTIMMUNE, INC.

i

Part I—FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements.

ALTIMMUNE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$44,300,170	$33,718,713
Restricted cash	634,934	634,416
Total cash, cash equivalents and restricted cash	44,935,104	34,353,129
Accounts receivable	2,906,130	3,461,938
Tax refund receivable	1,066,869	1,008,973
Prepaid expenses and other current assets	505,949	548,094
Total current assets	49,414,052	39,372,134
Property and equipment, net	1,282,752	1,342,802
Right of use asset	744,929	—
Intangible assets, net	13,762,199	13,851,924
Other assets	169,898	183,682
Total assets	$65,373,830	$54,750,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$227,117	$71,596
Accounts payable	14,753	372,860
Accrued expenses and other current liabilities	3,434,519	4,082,949
Total current liabilities	3,676,389	4,527,405
Deferred income taxes	58,500	58,500
Other long-term liabilities	2,316,831	1,852,071
Total liabilities	6,051,720	6,437,976
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 13,451,105 and 9,078,735 shares issued; 13,450,680 and 9,078,238 shares outstanding at March 31, 2019 and December 31, 2018, respectively	1,313	876
Additional paid-in capital	183,314,257	170,207,844
Accumulated deficit	(118,953,297)	(116,855,991)
Accumulated other comprehensive loss – foreign currency translation adjustments	(5,040,163)	(5,040,163)
Total stockholders’ equity	59,322,110	48,312,566
Total liabilities and stockholders’ equity	$65,373,830	$54,750,542

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALTIMMUNE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2019	2018

Revenue	$2,955,592	$2,690,980
Operating expenses:
Research and development	3,217,671	5,746,971
General and administrative	2,066,482	2,447,894
Impairment charges	—	490,676
Total operating expenses	5,284,153	8,685,541
Loss from operations	(2,328,561)	(5,994,561)
Other income (expense):
Changes in fair value of warrant liability	—	1,547,982
Changes in fair value of embedded derivatives	—	(7,042)
Interest expense	(740)	(870)
Interest income	185,246	31,590
Other income (expense)	46,749	257,725
Total other income (expense)	231,255	1,829,385
Net loss before income tax benefit	(2,097,306)	(4,165,176)
Income tax benefit	—	991,638
Net loss	(2,097,306)	(3,173,538)
Other comprehensive income (loss) – foreign currency translation adjustments	—	615,471
Comprehensive loss	$(2,097,306)	$(2,558,067)
Net loss	$(2,097,306)	$(3,173,538)
Preferred stock accretion and other deemed dividends	(452,925)	(1,891,321)
Net loss attributed to common stockholders	$(2,550,231)	$(5,064,859)
Weighted-average common shares outstanding, basic and diluted	9,489,765	676,552
Net loss per share attributed to common stockholders, basic and diluted	$(0.27)	$(7.49)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALTIMMUNE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2019	9,078,239	$876	$170,207,844	$(116,855,991)	$(5,040,163)	$48,312,566
Stock based compensation and vesting of restricted stock	71		407,742			407,742
Issuance of common stock in registered direct offering, net of offering costs	4,361,370	436	12,668,348			12,668,784
Issuance of common stock upon exercise of warrants	11,000	1	30,323			30,324
Net loss				(2,097,306)		(2,097,306)
Balance, March 31, 2019	13,450,680	$1,313	$183,314,257	$(118,953,297)	$(5,040,163)	$59,322,110

	Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2018	12,177	$9,281,767	608,499	$61	$121,657,587	$(77,684,839)	$(4,576,986)	$39,395,823
Stock based compensation and vesting of restricted stock			71	—	356,737			356,737
Exercises of stock options			7,703	1	18,487			18,488
Conversion of Series B redeemable convertible preferred stock into common stock	(5,219)	(5,218,572)	130,447	13	5,218,559			5,218,572
Accretion of Series B Redeemable convertible preferred stock		1,891,321			(1,891,321)			(1,891,321)
Foreign currency translation adjustments							615,471	615,471
Net loss						(3,173,538)		(3,173,538)
Balance, March 31, 2018	6,958	$5,954,516	746,720	$75	$125,360,049	$(80,858,377)	$(3,961,515)	$40,540,232

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALTIMMUNE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,097,306)	$(3,173,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charge	—	490,676
Stock-based compensation	407,714	356,709
Depreciation	61,277	25,062
Amortization	92,744	14,628
Unrealized gains on foreign currency exchange	(46,081)	—
Changes in fair value of warrant liability	—	(1,547,982)
Changes in fair value of embedded derivatives	—	7,042
Changes in operating assets and liabilities:
Accounts receivable	555,808	51,263
Prepaid expenses and other current assets	55,928	246,403
Accounts payable	(358,107)	376,347
Accrued expenses and other current liabilities	(699,942)	716,934
Deferred revenue	17,176	20,062
Lease obligation	(44,202)	49,845
Tax refund receivable	(57,896)	(694,200)
Deferred taxes	—	(497,952)
Net cash used in operating activities	(2,112,887)	(3,558,701)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,226)	(652,635)
Proceeds from sale of property and equipment	—	—
Additions to intangible assets	(3,020)	(14,828)
Net cash used in investing activities	(4,246)	(667,463)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common units, net of issuance costs	12,668,784	—
Proceeds from exercise of warrants	30,324	—
Proceeds from exercise of stock options	—	18,488
Net cash provided by financing activities	12,699,108	18,488
EFFECT OF EXCHANGE RATES ON CASH	—	(1,895)
Net increase (decrease) in cash and cash equivalents and restricted cash	10,581,975	(4,209,571)
Cash, cash equivalents and restricted cash, beginning of period	34,353,129	12,303,639
Cash, cash equivalents and restricted cash, end of period	$44,935,104	$8,094,068
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$870
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Conversion of Series B redeemable convertible preferred stock into common stock	$—	$5,218,570
Accretion of Series B redeemable convertible preferred stock	$—	$1,891,321
Addition of property and equipment not yet paid	$—	$142,950
Addition of intangible assets not yet paid	$—	$12,273
Lease incentive billed but not yet received	$—	$684,972

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALTIMMUNE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of Business and Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements are prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 included in the annual report on Form 10-K which was filed with the SEC on April 1, 2019. In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited consolidated financial statements, and these condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2019 or any future years or periods.

Basis of presentation

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

2.Summary of Significant Accounting Policies

During the three months ended March 31, 2019, there have been no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual report on Form 10-K for the year ended December 31, 2018 as filed with the SEC, except for recently adopted accounting standards.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are recorded as a current and long-term lease obligation, with a corresponding right of use lease assets.

The lease obligations represent the Company’s obligation to make lease payments arising from the lease. The right of use lease assets represent the Company’s right to use an underlying asset for the lease term. The lease obligations and the operating right of use lease assets are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

Recently Issued Accounting Pronouncements - Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires a lessee to separate the lease components from the non-lease components in a contract and recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The standard requires a modified retrospective approach or an optional transition to apply the new guidance in the year of transition rather than at the beginning of the earliest period presented. The Company adopted ASU 2016-02 in the first quarter of 2019 under the optional transition method. The Company’s current operating leases will be accounted for as operating lease liabilities and right of use assets upon adoption. The Company has elected the package of practical expedients permitted. Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease, (b) whether classification of the operating leases would be different in accordance, or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs at lease commencement. In addition, the Company does not allocate the consideration between lease and non-lease components. On January 1, 2019, the Company recorded a lease liability and a corresponding right of use asset. The adjustment resulted in an increase of $756,347 to total assets and total liabilities on the consolidated balance sheet. The adoption will not have a material impact on the consolidated statement of operations or consolidated statement of cash flows.

In June 2018, FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718)—Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted ASU 2018-07 in the first quarter of 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements - Pending Adoption

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

3.Net Loss Per Share

Because the Company has reported a net loss attributable to common stockholders for all periods presented, basic and diluted net loss per share attributable to common stockholders are the same for all periods presented. For periods presented, all preferred stock, unvested restricted stock, common stock warrants, and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact.

Potential common shares issuable upon conversion, vesting or exercise of preferred stock, unvested restricted stock, common stock warrants, and stock options that are excluded from the computation of diluted weighted-average shares outstanding are as follows:

	For the Three Months Ended March 31,
	2019	2018
Redeemable preferred stock	-	86,868
Common stock warrants	10,386,256	78,336
Common stock options	900,869	56,875
Restricted stock	323,333	710

4.Goodwill and Intangible Assets

Goodwill

In May 2017, the Company closed on a business combination and recorded an initial purchase price allocation including goodwill. The measurement period ended on the one year anniversary of the business combination and during the three months ended March 31, 2018, the Company recorded adjustments to the purchase price allocation resulting in a net decrease in tax refunds receivable, with a corresponding net increase in goodwill, of $490,676. As goodwill related to this transaction had previously been determined to be fully impaired, the Company recognized an impairment charge of $490,676 as a result of these purchase price allocation adjustments. The purchase price allocation was considered final in May 2018, and no further adjustments were recorded.

Intangibles assets

The Company’s intangible assets consisted of the following:

	March 31, 2019
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed patents	6-10 years	$721,570	$(405,969)	$315,601
Acquired licenses	16-20 years	$285,000	(257,369)	27,631
Total intangible assets subject to amortization		1,006,570	(663,338)	343,232
IPR&D assets	Indefinite	13,418,967	—	13,418,967
Total		$14,425,537	$(663,338)	$13,762,199

	December 31, 2018
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Impairment	Net Book Value
Internally developed patents	6-10 years	$718,559	$(317,172)	$—	$401,387
Acquired licenses	16-20 years	285,000	(253,430)	—	31,570
Total intangible assets subject to amortization		$1,003,559	$(570,602)	$—	$432,957
IPR&D assets	Indefinite	37,868,978	—	(24,450,011)	13,418,967
Total		$38,872,537	$(570,602)	$(24,450,011)	$13,851,924

Amortization expense of intangible assets subject to amortization was $92,744 and $14,628 for the three months ended March 31, 2019 and 2018, respectively. Amortization expense was classified as research and development expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2019, future estimated amortization expense was as follows:

Years ending December 31,
The remainder of 2019	$44,535
2020	45,933
2021	25,375
2022	25,371
2023	25,375
2024 and thereafter	176,643
Total	$343,232

5.Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	March 31, 2019	December 31, 2018
Accrued professional services	$746,063	$552,619
Accrued payroll and employee benefits	842,678	1,257,191
Accrued interest	1,932	1,192
Accrued research and development	1,562,203	2,076,704
Lease obligation, current portion	239,776	—
Deferred rent, current portion	—	175,490
Deferred revenue	41,867	19,753
Total accrued expenses	$3,434,519	$4,082,949

6.Notes Payable and Other Long-Term Liabilities

The Company’s current portion of outstanding notes payable are summarized as follows:

	March 31, 2019	December 31, 2018
BPI France notes, short-term portion	$227,117	$71,596
Total notes payable	$227,117	$71,596

The Company’s long-term portion of outstanding notes payable as well as other long-term liabilities are summarized as follows:

	March 31, 2019	December 31, 2018
BPI France notes, long-term portion	$334,460	$501,174
Lease obligation, long-term portion (see Note 10)	1,682,247	—
Deferred rent, long-term portion	—	1,045,807
Common stock warrant liability (see Note 8)	65,000	65,000
Other	235,124	240,090
Total other long-term liabilities	$2,316,831	$1,852,071

Line of Credit

On July 27, 2018, the Company renewed its existing line of credit agreement for a six-month term with an increase to the borrowing capacity from $250,000 to $1,750,000, subject to a minimum liquidity requirement equal to the outstanding balance of the line. The line of credit expired in January 2019. There was no balance on this credit facility as of December 31, 2018 or for the period within 2019 prior to its expiration.

BPI France Notes

Altimmune France has two non-interest-bearing research and development funding arrangements with BPI France that were entered into in December 2013 to provide Altimmune France up to €750,000 in research funding in the first arrangement and up to €250,000 in the second arrangement. Altimmune France was permitted to draw 50% of the funds upon the signing of the arrangements, an additional 30% contingent upon a financial audit and technical progress report, and the remaining amounts at the completion of the research and development project being funded by the arrangements. In October 2016, the Company and BPI France agreed to extend the term on the arrangement by two years. Each of the two obligations is repayable in sixteen quarterly installments from June 2019 through March 2023. The total amount advanced under the arrangements was €500,000 as of March 31, 2019 ($561,577 as of March 31, 2019). In April 2019, the Company was notified that €102,951 ($115,630 as of March 31, 2019) exceeded the allowable funding in accordance with the arrangement and demanded payment of this amount which is classified as short term. The remaining balance of €397,049 ($445,947 as of March 31, 2019) may still be repayable in sixteen quarterly instalments from June 2019 through March 2023. As of March 31, 2019, $227,117 on this note is classified as short term, and $334,460 as long term. The BPI France notes are recorded at their repayment value which approximates fair value.

7.Common Stock

On March 12, 2019, the Company issued a combined total of 1,500,000 common units and 2,861,370 pre-funded units to two institutional investors in a registered direct offering (the “Registered Direct Offering”). Each common unit in the Registered Direct Offering was sold at a price of $3.21 and consisted of one share of common stock and 0.70 of a warrant to purchase one share of common stock at an exercise price of $3.21. Each warrant sold in the Registered Direct Offering was exercisable immediately and expired five years from the date of issuance. Each pre-funded unit in the Registered Direct Offering was sold at a public offering price of $3.20 and consisted of a pre-funded warrant to purchase one share of common stock at an exercise price of $0.01 per share and 0.70 of a warrant to purchase one share of common stock at an exercise price of $3.21. The pre-funded warrants were immediately exercisable and were able to be exercised at any time until all of the pre-funded warrants are exercised in full. All of the pre-funded warrants were exercised prior to March 31, 2019. The net proceeds of the Registered Direct Offering were approximately $12,668,784, after deducting the underwriting discount and offering expenses payable by the Company.

The warrants issued in the Registered Direct Offering were concluded to be equity classified freestanding financial instruments. The Registered Direct Offering triggered a down round adjustment to the exercise price of warrants previously issued in an October 2018 public offering from $4.1798 to $2.7568. The Company treated the value of the effect of the reduction in exercise price as a deemed dividend of $452,925 during the quarter ended March 31, 2019, which reduced income available to common shareholders.

8.Warrants

A summary of warrant activity during the three months ended March 31, 2019 is as follows:

Warrants outstanding, beginning of period	7,344,297
Issuances	3,052,959
Exercises and conversions	(11,000)
Warrants outstanding, end of period	10,386,256

For warrants classified as a liability, the following is a summary of the periodic changes in their fair value during the three months ended March 31, 2019:

Balance, January 1, 2019	$65,000
Changes in fair value (Monte Carlo simulation valuation)	-
Balance, March 31, 2019	$65,000

The fair value of common warrants classified as a liability was estimated using the Monte Carlo simulation valuation model with Level 3 inputs. The following assumptions were used to estimate the fair value of warrants that were classified as a liability at March 31, 2019.

Expected volatility	96.1%
Expected term (years)	3.40
Risk-free interest rate	2.2%
Expected dividend yield	0.0%

9.Stock-Based Compensation

Stock Options

The Company’s stock option awards generally vest over four years and typically have a contractual life of ten years. At March 31, 2019, there was $1,995,347 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 3.63 years. During the three months ended March 31, 2019, the Company granted 548,000 stock options with a weighted average price of $2.81 and per share weighted average grant date fair value of $2.13.

Information related to stock options outstanding at March 31, 2019 is as follows:

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding	900,869	$5.96	5.93	$66,732
Exercisable	82,693	$23.37	5.24	$20,232
Unvested	818,247	$4.21	6.00	$46,500

Restricted Stock

At March 31, 2019, the Company had unvested restricted stock of 323,333 shares with total unrecognized compensation expense of $1,062,672, which the Company expects to recognize over a weighted average period of approximately 3.67 years. During the three months ended March 31, 2019, the Company released 71 shares of common stock from restriction as a result of the vesting of restricted stock.

Stock-based compensation expense

Stock-based compensation expense is classified in the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018 as follows:

	For the Three Months Ended March 31,
	2019	2018
Research and development	$76,624	$89,036
General and administrative	331,090	267,673
Total	$407,714	$356,709

2019 Employee Stock Purchase Plan

On March 29, 2019, the board of directors adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”). A total of 403,500 shares of the Company’s common stock have been reserved for issuance under the 2019 ESPP. Subject to any plan limitations, the 2019 ESPP allows eligible employees to contribute through payroll deductions up to 10% of their earnings for the purchase of the Company’s common stock at a discounted price per share. The offering periods begin in February and August of each year, with the initial offering period commencing on August 1, 2019. The common shares issuable under the 2019 ESPP were registered pursuant to a registration statement on Form S-8 on April 4, 2019.

Unless otherwise determined by the administrator, the Company’s common stock will be purchased for the accounts of employees participating in the 2019 ESPP at a price per share that is the lesser of 85% of the fair market value of the Company’s common stock on the first trading day of the offering period or 85% of the fair market value of the Company’s common stock on the last trading day of the offering period.

10.Operating Leases

The Company rents office and laboratory space in the United States. The Company also leases office equipment under a non-cancellable equipment lease through December 2022. Rent expense during the three months ended March 31, 2019 under all of the Company’s operating leases was $90,176, which includes short-term leases and variable lease costs not included in the lease obligation.

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

The office space lease provides for increases in future minimum annual rental payments as defined in the lease agreements. The Company has determined the lease renewal option is not reasonably certain.

The operating cash flows from operating leases for the three months ended March 31, 2019 was $44,202.

Supplemental other information related to the operating leases balance sheet information is as follows:

March 31, 2019
Operating lease obligations	$1,922,023
Operating lease right-of-use assets	$744,929
Weighted-average remaining lease term	6.08
Weighted-average discount rate	8.0%

Maturities of lease liabilities is as follows:

Year ending December 31,
The remainder of 2019	$286,629
2020	387,079
2021	393,542
2022	400,198
2023	407,054
2024 and thereafter	552,946
Total lease payments	2,427,448
Less imputed interest	(505,425)
Total	$1,922,023

11.Commitments and Contingencies

The Company is a party in various other contractual disputes, litigation, and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

12.Subsequent Events

None

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q and our consolidated financial statements and related notes for the year ended December 31, 2018 included in our annual report on Form 10-K, which was filed with the Securities and Exchange Commission on April 1, 2019.

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

Overview

Altimmune, Inc. is a clinical stage immunotherapeutics company focused on the discovery and development of products to stimulate robust and durable immune responses for the prevention and treatment of diseases. Our product candidates are focused in two key areas for which we have unique proprietary approaches: (i) our synthetic peptide technology for cancer and infectious disease, and (ii) intranasal vaccines for infectious disease. Using these technologies, we have generated preclinical and clinical product candidates that potentially represent an entirely new approach to harnessing the immune system.  In addition, we plan to acquire or in-license product candidates in immunotherapeutic indications that are either synergistic or complementary to our capabilities to expand our pipeline.

Reverse Stock Split

On September 13, 2018 we amended our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our issued and outstanding common stock at a ratio 1-for-30, or the “Reverse Stock Split”. The Reverse Stock Split was effective on September 13, 2018, and our shares of common stock commenced trading on the NASDAQ Global Market on a post-Reverse Stock Split basis on September 14, 2018. Unless otherwise noted, all share and per share numbers in this Quarterly Report on Form 10-Q are reflected on a Post-Reverse Stock Split basis for all periods presented.

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

There have been no changes in our critical accounting policies and significant judgment and estimates as disclosed in our annual report on Form 10-K for the year ended December 31, 2018 except for recently adopted accounting standards (See note 2). For more information regarding our critical accounting policies, we encourage you to read the discussion contained in Item 7 under the heading “Critical Accounting Policies and Significant Judgments and Estimates” and Note 2 “Summary of Significant Accounting Policies” included in the notes to the consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2018.

Results of Operations

Comparison of the three months ended three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018	Increase (Decrease)

Revenue	$2,955,592	$2,690,980	$264,612	9.8%
Operating expenses
Research and development	3,217,671	5,746,971	(2,529,300)	(44.0)
General and administrative	2,066,482	2,447,894	(381,412)	(15.6)
Goodwill impairment	—	490,676	(490,676)	—
Total operating expenses	5,284,153	8,685,541	(3,401,388)	(39.2)
Loss from operations	(2,328,561)	(5,994,561)	3,666,000	(61.2)
Other income (expense):
Changes in fair value of warrant liability	—	1,547,982	(1,547,982)	(100)
Changes in fair value of embedded derivative	—	(7,042)	7,042	—
Interest expense	(740)	(870)	130	(15)
Interest income	185,246	31,590	153,656	486.4
Other income (expenses)	46,749	257,725	(210,976)	(81.9)
Total other income (expense)	231,255	1,829,385	(1,598,130)	(87.4)
Net loss before income tax benefit	(2,097,306)	(4,165,176)	2,067,870	(49.6)
Income tax benefit	—	991,638	(991,638)	—
Net loss	$(2,097,306)	$(3,173,538)	$1,076,232	(33.9)%

Revenue

Revenue consists primarily of research grants from Biomedical Advanced Research and Development Authority, or BARDA, and the National Institute of Allergy and Infectious Diseases, or NIAID, in the United States for our anthrax vaccine product candidates. These grants consist of cost reimbursement contracts, with a fixed fee based on either costs or milestones.

Revenue increased by $0.3 million, or 9.8%, for the three months ended March 31, 2019 as compared to the same period in 2018. The increase was primarily the result of:

•	an increase of $0.9 million in BARDA revenue due directly to changes in spending on the NasoShield program; and
•	a decrease of $0.6 million in NIAID revenue due to the activities diminishing under the SparVax-L program as it approaches conclusion.

Research and development expenses

Research and development operating expense decreased by $2.5 million, or 44.0%, for the three months ended March 31, 2019 as compared to the same period in 2018. The decrease was primarily the result of:

•	a decrease of $1.2 million due to timing of clinical trial and manufacturing development activities for NasoVAX;
•	a decrease of $1.0 million due to timing of a clinical trial and related activities for HepTcell;
•	a decrease of $0.7 million in non-project specific research and development costs for employee compensation and facility costs;
•	a decrease of $0.3 million due to reduced development cost for SparVax-L as it approaches conclusion; and
•	an increase of $0.7 million due to timing of clinical trial and manufacturing development activities for NasoShield.

General and administrative expenses

General and administrative expense decreased by $0.4 million, or 15.6%, for the three months ended March 31, 2019 as compared to the same period in 2018 primarily due to a reduction in legal and professional costs.

Goodwill impairment

Goodwill impairment charges reported during the three months ended March 31, 2018 represented an adjustment recorded during the measurement period to reduce the tax refund receivable acquired in connection with a 2017 business combination. We recorded adjustments to the purchase price allocation resulting in a net decrease in tax refunds receivable, with a corresponding net increase in goodwill, of $490,676. As goodwill related to this transaction had previously been determined to be fully impaired, we recognized an impairment charge of $490,676. The purchase price allocation was considered final in May 2018, and no further adjustments were recorded.

Other income (expense)

Other income (expense) decreased by $1.6 million during the three months ended March 31, 2019 as compared to the same period in 2018. The decreases are primarily due to changes in the fair value of warrant liability and embedded derivatives.

Income tax benefit

We recorded no income tax benefit or expense for the three months ended March 31, 2019 as compared to an income tax benefit of $1.0 million for the same period in 2018. We had a valuation allowance against most of the deferred tax assets. During the three months ended March 31, 2019, we did not identify any discrete items, therefore all of our tax loss was applied to the valuation allowance. During the three months ended March 31, 2018, our income tax benefit included $0.5 million for our projected 2018 unlimited lived Federal net operating loss determined to be realizable, $0.2 million due to Maryland state net operating losses, and discrete tax benefits of $0.3 million related to a change in estimate.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the three ended March 31, 2019 was the cash on-hand as of January 1, 2019 and the receipt of $12.7 million in proceeds from the Registered Direct Offering. Our cash and cash equivalents were $44.9 million at March 31, 2019. We believe, based on the operating cash requirements and capital expenditures expected for 2019, our cash on hand at March 31, 2019, and revenue from our government sponsored contracts, are sufficient to fund operations for at least a twelve-month period from the issuance date of our March 31, 2019 financial statements.

We have not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales. Our sources of revenue consist of revenues under our contract with BARDA and NIAID for the development of NasoShield and SparVax-L, respectively, and to a lesser degree from other licensing arrangements. We have incurred significant losses since we commenced operations. As of March 31, 2019, we had accumulated losses of $119.0 million since our inception. In addition, we have not generated positive cash flows from operations. We have had to rely on a variety of financing sources, including the issuance of debt and equity securities. As capital resources are consumed to fund our research and development activities, we may not have sufficient capital to fund our plan of operations. In order to address our capital needs, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

In July 2016, we signed a five-year contract with BARDA. The contract, as amended, has a total value of up to $130.0 million and is used to fund clinical development of NasoShield. Under the contract, BARDA pays us a fixed fee and reimburses certain costs for the research and development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine through cGMP manufacture and conduct of a Phase 1 clinical trial dose ranging assessment of safety and immunogenicity. The contract consists of an initial base performance period providing approximately $24.1 million in funding for the period July 2016 through November 2019. BARDA has seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical trials. Each option, if exercised by BARDA, would provide additional funding ranging from approximately $1.1 million to $34.4 million for the period November 2019 through July 2021. Through March 31, 2019, we have received an aggregate of approximately $17.7 million under the current BARDA contract.

We have a NIAID contract that is incrementally funded for the development of SparVax-L. Over the base period of the contract, approximately $5.2 million was awarded for initial funding, which includes a cost reimbursement component and a fixed fee component payable upon achievement of certain milestones. NIAID exercised options under this agreement to provide additional funding of approximately $10.1 million and an extension of the period of performance through September 2019. The contract had a maximum total value of up to approximately $28.1 million if all technical milestones were met and all eight contract options were exercised by NIAID. Work under all exercised options will bring total committed and final funding under the NIAID contract to $15.3 million. Activities under this contract are substantially complete, and we are seeking additional government funding to advance the program beyond the completion of this contract. No such funding has been identified as of the date of this filing.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$(2,112,887)	$(3,558,701)
Investing activities	$(4,246)	$(667,463)
Financing activities	$12,699,108	$18,488

Operating Activities

Net cash used in operating activities was $2.1 million for the three months ended March 31, 2019 compared to $3.6 million during the three months ended March 31, 2018. Our sources of cash provided by operations during the three months ended March 31, 2019 were primarily cash receipts of revenue generated by our BARDA and NIAID contracts. The primary uses of cash from our operating activities include payments for labor and labor-related costs, professional fees, research and development costs associated with our clinical trials, and other general corporate expenditures.

Investing Activities

During the three months ended March 31, 2019 and 2018, the net cash used in investing activities was primarily due to purchases of equipment and capitalized patent costs. The 2018 purchases represented the additional of leasehold improvements at the new office and laboratory facilities.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2019 of $12.7 million was primarily the result of the receipt of $12.7 million in proceeds from the Registered Direct Offering. The net cash provided by financing activities during the three months ended March 31, 2018 was the proceeds received from cash option exercises.

Financing

On March 12, 2019, we issued a combined total of 1,500,000 common units and 2,861,370 pre-funded units to certain institutional investors in a registered direct offering or the “Registered Direct Offering”. Each common unit in the Registered Direct Offering was sold at a price of $3.21 and consisted of one share of our common stock and 0.70 of a warrant to purchase one share of our common stock at an exercise price of $3.21. Each warrant sold in the Registered Direct Offering was exercisable immediately and expires five years from the date of issuance. Each pre-funded unit in the Registered Direct Offering was sold at a public offering price of $3.20 and consisted of a pre-funded warrant to purchase one share of our common stock at an exercise price of $0.01 per share and 0.70 of a warrant to purchase one share of our common stock at an exercise price of $3.21. The pre-funded warrants were immediately exercisable and were able to be exercised at any time until all of the pre-funded warrants are exercised in full. All of the pre-funded warrants were exercised prior to March 31, 2019. The net proceeds of the Registered Direct Offering were approximately $12.7 million, after deducting the underwriting discount and offering expenses payable by us. The Registered Direct Offering triggered an adjustment to the exercise price of the warrants issued with the offering of common units and pre-funded units on October 2, 2018 from $4.1798 to $2.7568.

Current Resources

We have financed our operations to date principally through proceeds from issuances of our preferred stock, common stock, and warrants. At March 31, 2019, we had $44.9 million of cash, cash equivalents and restricted cash. Accordingly, management believes that the Company has sufficient capital to fund its plan of operations for at least a twelve-month period from the issuance date of our March 31, 2019 financial statements. However, in order to address our capital needs in the long-term, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

We are a “smaller reporting company”, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item. However, we encourage you to consider, in addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2018 Annual Report on Form 10-K filed with the SEC on April 1, 2019 as they could materially affect our business, financial condition or future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this quarterly report on Form 10-Q or elsewhere by management from time to time. There have not been any significant changes with respect to the risks described in our 2018 Form 10-K, but these are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

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

ALTIMMUNE, INC.

Dated: May 14, 2019	By:	/s/ Vipin K. Garg
	Name:	Vipin K. Garg
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2019	By:	/s/ Will Brown
	Name:	Will Brown
	Title:	Acting Chief Financial Officer (Principal Financial and Accounting Officer)