Form 10-Q
period 2019-06-30
Altimmune, Inc.
filed 2019-08-13
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of August 13, 2019 there were 15,338,001 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

ALTIMMUNE, INC.

i

Part I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited).

ALTIMMUNE, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$41,671,738	$33,718,713
Restricted cash	34,174	634,416
Total cash, cash equivalents and restricted cash	41,705,912	34,353,129
Accounts receivable	2,629,840	3,461,938
Tax refund receivable	1,080,559	1,008,973
Prepaid expenses and other current assets	688,862	548,094
Total current assets	46,105,173	39,372,134
Property and equipment, net	1,222,130	1,342,802
Right of use asset	732,380	—
Intangible assets, net	13,760,216	13,851,924
Other assets	156,115	183,682
Total assets	$61,976,014	$54,750,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$163,724	$71,596
Accounts payable	270,097	372,860
Accrued expenses and other current liabilities	3,046,567	4,082,949
Total current liabilities	3,480,388	4,527,405
Deferred income taxes	58,500	58,500
Other long-term liabilities	2,212,104	1,852,071
Total liabilities	5,750,992	6,437,976
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 13,451,106 and 9,078,735 shares issued; 13,450,751 and 9,078,238 shares outstanding at June 30, 2019 and December 31, 2018, respectively	1,313	876
Additional paid-in capital	183,604,057	170,207,844
Accumulated deficit	(122,340,185)	(116,855,991)
Accumulated other comprehensive loss – foreign currency translation adjustments	(5,040,163)	(5,040,163)
Total stockholders’ equity	56,225,022	48,312,566
Total liabilities and stockholders’ equity	$61,976,014	$54,750,542

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$1,626,029	$2,417,140	$4,581,622	$5,108,121
Operating expenses:
Research and development	2,945,096	4,918,961	6,162,768	10,665,890
General and administrative	2,231,817	2,933,982	4,298,299	5,381,917
Impairment charges	—	—	—	490,676
Total operating expenses	5,176,913	7,852,943	10,461,067	16,538,483
Loss from operations	(3,550,884)	(5,435,803)	(5,879,445)	(11,430,362)
Other income (expense):
Changes in fair value of warrant liability	(46,000)	(5,228,691)	(46,000)	(3,680,709)
Changes in fair value of embedded derivatives	—	4,912	—	(2,130)
Interest expense	(748)	(1,921)	(1,488)	(2,791)
Interest income	239,964	25,617	425,211	57,206
Other income (expense)	(29,220)	(49)	17,528	257,675
Total other income (expense)	163,996	(5,200,132)	395,251	(3,370,749)
Net loss before income tax benefit	(3,386,888)	(10,635,935)	(5,484,194)	(14,801,111)
Income tax benefit	—	1,497,093	—	2,488,731
Net loss	(3,386,888)	(9,138,842)	(5,484,194)	(12,312,380)
Other comprehensive income (loss) – foreign currency translation adjustments	—	(1,078,648)	—	(463,177)
Comprehensive loss	$(3,386,888)	$(10,217,490)	$(5,484,194)	$(12,775,557)
Net loss	$(3,386,888)	$(9,138,842)	$(5,484,194)	$(12,312,380)
Preferred stock accretion and other deemed dividends	—	(700,093)	(452,925)	(2,591,414)
Net loss attributed to common stockholders	$(3,386,888)	$(9,838,935)	$(5,937,119)	$(14,903,794)
Weighted-average common shares outstanding, basic and diluted	13,127,773	956,057	11,318,819	817,077
Net loss per share attributed to common stockholders, basic and diluted	$(0.26)	$(10.29)	$(0.52)	$(18.24)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2019	9,078,239	$876	$170,207,844	$(116,855,991)	$(5,040,163)	$48,312,566
Stock based compensation and vesting of restricted stock	71		407,742			407,742
Issuance of common stock in registered direct offering, net of offering costs	4,361,370	436	12,668,348			12,668,784
Issuance of common stock upon exercise of warrants	11,000	1	30,323			30,324
Net loss				(2,097,306)		(2,097,306)
Balance, March 31, 2019	13,450,680	$1,313	$183,314,257	$(118,953,297)	$(5,040,163)	$59,322,110
Stock based compensation and vesting of restricted stock	71		289,800			289,800
Net loss				(3,386,888)		(3,386,888)
Balance, June 30, 2019	13,450,751	$1,313	$183,604,057	$(122,340,185)	$(5,040,163)	$56,225,022

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(unaudited)

	Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2018	12,177	$9,281,767	608,499	$61	$121,657,587	$(77,684,839)	$(4,576,986)	$39,395,823
Stock based compensation and vesting of restricted stock			71	—	356,737			356,737
Exercises of stock options			7,703	1	18,487			18,488
Conversion of Series B redeemable convertible preferred stock into common stock	(5,219)	(5,218,572)	130,447	13	5,218,559			5,218,572
Accretion of Series B Redeemable convertible preferred stock		1,891,321			(1,891,321)			(1,891,321)
Foreign currency translation adjustments							615,471	615,471
Net loss						(3,173,538)		(3,173,538)
Balance, March 31, 2018	6,958	$5,954,516	746,720	$75	$125,360,049	$(80,858,377)	$(3,961,515)	$40,540,232
Stock based compensation and vesting of restricted stock			71		252,156			252,156
Exercises of stock options			1,837	-	4,410			4,410
Accretion of Series B redeemable convertible preferred stock		956,150			(956,150)			(956,150)
Conversion of Series B redeemable convertible preferred stock into common stock	(4,036)	(4,036,539)	334,180	33	4,036,506			4,036,539
Redemption of Series B redeemable convertible preferred stock for cash and release of embedded derivative	(2,364)	(2,364,044)			23,292			23,292
Issuance of common stock for the exchange of warrants			167,700	17	2,126,983			2,127,000
Foreign currency translation adjustments							(1,078,648)	(1,078,648)
Net loss						(9,138,842)		(9,138,842)
Balance, June 30, 2018	558	$510,083	1,250,508	$125	$130,847,246	$(89,997,219)	$(5,040,163)	$35,809,989

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,484,194)	$(12,312,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charge	—	490,676
Stock-based compensation	697,486	608,893
Depreciation	121,899	77,528
Amortization	107,580	29,446
Unrealized gains on foreign currency exchange	(24,943)	—
Changes in fair value of warrant liability	46,000	3,680,709
Changes in fair value of embedded derivatives	—	2,130
Changes in operating assets and liabilities:
Accounts receivable	832,098	951,727
Prepaid expenses and other current assets	(113,200)	479,600
Accounts payable	(102,763)	115,452
Accrued expenses and other current liabilities	(1,094,831)	1,160,415
Deferred revenue	2,802	2,614
Lease obligation	(89,428)	765,239
Tax refund receivable	(71,586)	2,244,751
Deferred taxes	—	(1,507,358)
Net cash used in operating activities	(5,173,080)	(3,210,558)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,226)	(811,646)
Additions to intangible assets	(15,874)	(27,505)
Net cash used in investing activities	(17,100)	(839,151)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of preferred stock	—	(2,364,044)
Cash paid in conjunction with warrant exchange	—	(1,100,000)
Proceeds from issuance of common units, net of issuance costs	12,668,784	—
Proceeds from exercise of warrants	30,324	—
Payments of notes payable	(156,145)	—
Proceeds from exercise of stock options	—	22,898
Net cash provided by (used in) financing activities	12,542,963	(3,441,146)
EFFECT OF EXCHANGE RATES ON CASH	—	(50,365)
Net increase (decrease) in cash and cash equivalents and restricted cash	7,352,783	(7,541,220)
Cash, cash equivalents and restricted cash, beginning of period	34,353,129	12,303,639
Cash, cash equivalents and restricted cash, end of period	$41,705,912	$4,762,419
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$1,791
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Conversion of Series B redeemable convertible preferred stock into common stock	$—	$9,255,111
Accretion of Series B redeemable convertible preferred stock	$—	$2,847,471
Notes payable issued in conjunction with the exchange of warrants	$—	$1,500,000
Addition of property and equipment not yet paid	$—	$139,349
Addition of intangible assets not yet paid	$—	$5,763
Lease incentive billed but not yet received	$—	$139,349

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The accompanying unaudited consolidated financial statements are prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 included in the annual report on Form 10-K which was filed with the SEC on April 1, 2019. In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on the same basis as the audited consolidated financial statements, and these consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2019 or any future years or periods.

Basis of presentation

The unaudited consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

2.Summary of Significant Accounting Policies

During the six months ended June 30, 2019, there have been no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual report on Form 10-K for the year ended December 31, 2018 as filed with the SEC, except for the recently adopted accounting standard for leases.

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

Recently Issued Accounting Pronouncements - Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires a lessee to separate the lease components from the non-lease components in a contract and recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The standard requires a modified retrospective approach or an optional transition to apply the new guidance in the year of transition rather than at the beginning of the earliest period presented. The Company adopted ASU 2016-02 in the first quarter of 2019 under the optional transition method. The Company’s current operating leases will be accounted for as operating lease liabilities and right of use assets upon adoption. The Company has elected the package of practical expedients permitted. Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease, (b) whether classification of the operating leases would be different in accordance, or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs at lease commencement. In addition, the Company does not allocate the consideration between lease and non-lease components. On January 1, 2019, the Company recorded a lease liability and a corresponding right of use asset. The adjustment resulted in an increase of $756,347 to total assets and total liabilities on the January 1, 2019 consolidated balance sheet. The adoption will not have a material impact on the consolidated statement of operations or consolidated statement of cash flows.

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

3.Acquisitions

Subsequent to the quarter ended June 30, 2019, the Company entered into a definitive agreement to acquire all of the equity interests of Spitfire Pharma, Inc. (“Spitfire”) on July 8, 2019. Spitfire was a privately held, preclinical pharmaceutical company developing a novel dual GLP-1/glucagon receptor agonist for the treatment of non-alcoholic steatohepatitis.

The transaction closed on July 12, 2019. The Company issued 1,887,250 unregistered shares of its common stock (the “Shares”) as upfront consideration to certain former securityholders of Spitfire (collectively, the “Spitfire Equityholders”), representing an amount equal to $5,000,000 less working capital and transaction expense adjustment amounts as defined in the agreement (the “Closing Consideration”). The number of Shares issued as payment of the Closing Consideration was determined based on the average of the closing prices of the Company’s common stock as reported on the Nasdaq Global Market for the twenty (20) consecutive trading days prior to and including July 8, 2019, the date on which the parties entered into the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”).

The Merger Agreement includes $88,000,000 in future contingent payments for regulatory, clinical and sales milestones using the acquired intellectual property. The Company will record the contingent consideration when and if the milestones are achieved and the milestone payments become payable.

The Company determined that the acquisition of Spitfire should be accounted for as an asset acquisition instead of a business combination because substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, and therefore, the asset is not considered a business. The Company plans to expense the acquired intellectual property as of the acquisition date as in-process research and development with no alternative future uses. The Company expects to record an in-process research and development expense for the up-front consideration during the third quarter of 2019. Transaction costs of $618,417 are recorded within research and development expense on the Consolidated Statements of Operations and Comprehensive Loss during the three and six months ended June 30, 2019

4.Net Loss Per Share

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

Potential common shares issuable upon conversion, vesting or exercise of preferred stock, unvested restricted stock, common stock warrants, and stock options that are excluded from the computation of diluted weighted-average shares outstanding are as follows:

	As of June 30,
	2019	2018
Redeemable preferred stock	-	6,966
Common stock warrants	10,386,256	25,211
Common stock options	873,066	53,846
Restricted stock	323,262	639

5.Goodwill and Intangible Assets

Goodwill

In May 2017, the Company closed on a business combination and recorded an initial purchase price allocation including goodwill. During the six months ended June 30, 2018 and prior to the end of the measurement period for accounting for the business combination, the Company recorded adjustments to the purchase price allocation resulting in a net decrease in tax refunds receivable, with a corresponding net increase in goodwill, of $490,676. As goodwill related to this transaction had previously been determined to be fully impaired, the Company recognized an impairment charge of $490,676 as a result of these purchase price allocation adjustments during the six months ended June 30, 2018. The purchase price allocation was considered final in May 2018, and no further adjustments were recorded.

Intangibles assets

The Company’s intangible assets consisted of the following:

	June 30, 2019
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed patents	6-10 years	$734,432	$(416,857)	$317,575
Acquired licenses	16-20 years	285,000	(261,326)	23,674
Total intangible assets subject to amortization		1,019,432	(678,183)	341,249
IPR&D assets	Indefinite	13,418,967	—	13,418,967
Total		$14,438,399	$(678,183)	$13,760,216

	December 31, 2018
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Impairment	Net Book Value
Internally developed patents	6-10 years	$718,559	$(317,172)	$—	$401,387
Acquired licenses	16-20 years	285,000	(253,430)	—	31,570
Total intangible assets subject to amortization		$1,003,559	$(570,602)	$—	$432,957
IPR&D assets	Indefinite	37,868,978	—	(24,450,011)	13,418,967
Total		$38,872,537	$(570,602)	$(24,450,011)	$13,851,924

Amortization expense of intangible assets subject to amortization was $14,836 and $14,972 for the three months ended June 30, 2019 and 2018, and $107,580 and $29,446 for the six months ended June 30, 2019 and 2018, respectively. Amortization expense was classified as research and development expenses in the accompanying unaudited consolidated statements of operations and comprehensive loss.

As of June 30, 2019, future estimated amortization expense was as follows:

Years ending December 31,
The remainder of 2019	$29,690
2020	45,933
2021	25,375
2022	25,375
2023	25,375
2024 and thereafter	189,501
Total	$341,249

6.Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	June 30, 2019	December 31, 2018
Accrued professional services	$417,618	$552,619
Accrued payroll and employee benefits	808,585	1,257,191
Accrued interest	2,685	1,192
Accrued research and development	1,539,045	2,076,704
Lease obligation, current portion	246,193	—
Deferred rent, current portion	—	175,490
Deferred revenue	32,441	19,753
Total accrued expenses	$3,046,567	$4,082,949

7.Notes Payable and Other Long-Term Liabilities

The Company’s current portion of outstanding notes payable are summarized as follows:

	June 30, 2019	December 31, 2018
BPI France notes, short-term portion	$163,724	$71,596
Total notes payable	$163,724	$71,596

The Company’s long-term portion of outstanding notes payable as well as other long-term liabilities are summarized as follows:

	June 30, 2019	December 31, 2018
BPI France notes, long-term portion	$252,902	$501,174
Lease obligation, long-term portion (see Note 11)	1,618,055	—
Deferred rent, long-term portion	—	1,045,807
Common stock warrant liability (see Note 9)	111,000	65,000
Other	230,147	240,090
Total other long-term liabilities	$2,212,104	$1,852,071

Line of Credit

On July 27, 2018, the Company renewed its existing line of credit agreement for a six-month term with an increase to the borrowing capacity from $250,000 to $1,750,000, subject to a minimum liquidity requirement equal to the outstanding balance of the line. The line of credit was not renewed and expired in January 2019. There was no balance on this credit facility as of December 31, 2018 or for the period within 2019 prior to its expiration.

BPI France Notes

Altimmune France has two non-interest-bearing research and development funding arrangements with BPI France that were entered into in December 2013 to provide Altimmune France up to €750,000 in research funding in the first arrangement and up to €250,000 in the second arrangement. Altimmune France was permitted to draw 50% of the funds upon the signing of the arrangements, an additional 30% contingent upon a financial audit and technical progress report, and the remaining amounts at the completion of the research and development project being funded by the arrangements. In October 2016, the Company and BPI France agreed to extend the term on the arrangement by two years. Each of the two obligations is repayable in sixteen quarterly installments from June 2019 through March 2023. The total amount advanced under the arrangements was €500,000 as of June 30, 2019 ($568,321 as of June 30, 2019). In April 2019, the Company was notified that €102,951 ($117,018 as of June 30, 2019) exceeded the allowable funding in accordance with the arrangement and made payment of this amount on June 5, 2019. The remaining balance is repayable in sixteen quarterly installments from June 2019 through March 2023, and the Company paid €31,250 ($35,520) during the six months ended June 30, 2019. As of June 30, 2019, $163,724 on this note is classified as short term, and $252,902 as long term. The BPI France notes are recorded at their repayment value which approximates fair value.

8.Common Stock

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

The warrants issued in the Registered Direct Offering were concluded to be equity classified freestanding financial instruments. The Registered Direct Offering triggered a down round adjustment to the exercise price of warrants previously issued in an October 2018 public offering from $4.1798 to $2.7568. The Company treated the value of the effect of the reduction in exercise price as a deemed dividend of $452,925 during the six months ended June 30, 2019, which reduced income available to common shareholders.

9.Warrants

A summary of warrant activity during the six months ended June 30, 2019 is as follows:

Warrants outstanding, beginning of period	7,344,297
Issuances	3,052,959
Exercises and conversions	(11,000)
Warrants outstanding, end of period	10,386,256

For warrants classified as a liability, the following is a summary of the periodic changes in their fair value during the six months ended June 30, 2019:

Balance, January 1, 2019	$65,000
Changes in fair value (Monte Carlo simulation valuation)	46,000
Balance, June 30, 2019	$111,000

The fair value of common warrants classified as a liability was estimated using the Monte Carlo simulation valuation model with Level 3 inputs. The following assumptions were used to estimate the fair value of warrants that were classified as a liability at June 30, 2019.

Expected volatility	96.3%
Expected term (years)	3.10
Risk-free interest rate	1.7%
Expected dividend yield	0.0%

10.Stock-Based Compensation

Stock Options

The Company’s stock option awards generally vest over four years and typically have a contractual life of ten years. At June 30, 2019, there was $1,579,524 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 3.39 years. During the six months ended June 30, 2019, the Company granted 618,000 stock options with a weighted average price of $2.76 and per share weighted average grant date fair value of $2.09.

Information related to stock options outstanding at June 30, 2019 is as follows:

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding	873,066	$5.67	5.89	$2,000
Exercisable	112,944	$18.97	5.18	$-
Unvested	760,122	$3.69	5.99	$2,000

Restricted Stock

At June 30, 2019, the Company had unvested restricted stock of 323,262 shares with total unrecognized compensation expense of $990,288, which the Company expects to recognize over a weighted average period of approximately 3.42 years. During the six months ended June 30, 2019, the Company released 71 shares of common stock from restriction as a result of the vesting of restricted stock.

Stock-based compensation expense

Stock-based compensation expense is classified in the unaudited consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018 as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$92,060	$108,276	$168,684	$197,312
General and administrative	197,712	143,850	528,802	411,581
Total	$289,772	$252,126	$697,486	$608,893

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

11.Operating Leases

The Company rents office and laboratory space in the United States. The Company also leases office equipment under a non-cancellable equipment lease through December 2022. Rent expense during the three and six months ended June 30, 2019 under all of the Company’s operating leases was $83,903 and $174,079, respectively, which includes short-term leases and variable lease costs not included in the lease obligation.

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

The operating cash outflows related to operating leases for the six months ended June 30, 2019 was $89,428.

Supplemental other information related to the operating leases balance sheet information is as follows:

June 30, 2019
Operating lease obligations	$1,864,248
Operating lease right-of-use assets	$732,380
Weighted-average remaining lease term	5.83
Weighted-average discount rate	8.0%

Maturities of lease liabilities is as follows:

Year ending December 31,
The remainder of 2019	$191,428
2020	387,079
2021	393,542
2022	400,198
2023	407,054
2024 and thereafter	552,948
Total lease payments	2,332,249
Less imputed interest	(468,001)
Total	$1,864,248

12.Commitments and Contingencies

The Company is a party in various other contractual disputes, litigation, and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

13.Subsequent Events

Refer to Note 3 for a description of the Merger Agreement entered into on July 8, 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q and our consolidated financial statements and related notes for the year ended December 31, 2018 included in our annual report on Form 10-K, which was filed with the Securities and Exchange Commission on April 1, 2019.

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

Overview

Altimmune, Inc. is a clinical stage biopharmaceutical company focused on developing liver disease and immune modulating therapies. Our diverse pipeline includes next generation peptide therapeutics for NASH (ALT-801) and chronic Hepatitis B (HepTcellTM), conjugated immunostimulants for the treatment of cancer (ALT-702) and intranasal vaccines (NasoVAXTM and NasoShieldTM).

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

Acquisition

Subsequent to the quarter ended June 30, 2019, the Company entered into a definitive agreement to acquire all of the equity interests of Spitfire Pharma, Inc. (“Spitfire”) on July 8, 2019. Spitfire was a privately held, preclinical pharmaceutical company developing a novel dual GLP-1/glucagon receptor agonist for the treatment of non-alcoholic steatohepatitis.

The transaction closed on July 12, 2019. The Company issued 1,887,250 unregistered shares of its common stock (the “Shares”) as upfront consideration to certain former securityholders of Spitfire (collectively, the “Spitfire Equityholders”), representing an amount equal to $5.0 million less working capital and transaction expense adjustment amounts (the “Closing Consideration”). The number of Shares issued as payment of the Closing Consideration was determined based on the average of the closing prices of the Company’s common stock as reported on the Nasdaq Global Market for the twenty (20) consecutive trading days prior to and including July 8, 2019, the date on which the parties entered into the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”).

The Merger Agreement also includes $88.0 million in future contingent payments based on regulatory, clinical and sales milestones using the acquired intellectual property. The Company will record the contingent consideration when and if the milestones are achieved and the milestone payments become payable.

Critical Accounting Policies and Significant Judgment and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. and the rules and regulations of the SEC for interim financial reporting. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions, and expectations of what could occur in the future given available information.

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

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,
	2019	2018	Increase (Decrease)

Revenue	$1,626,029	$2,417,140	$(791,111)	(32.7)%
Operating expenses
Research and development	2,945,096	4,918,961	(1,973,865)	(40.1)
General and administrative	2,231,817	2,933,982	(702,165)	(23.9)
Total operating expenses	5,176,913	7,852,943	(2,676,030)	(34.1)
Loss from operations	(3,550,884)	(5,435,803)	1,884,919	(34.7)
Other income (expense):
Changes in fair value of warrant liability	(46,000)	(5,228,691)	5,182,691	(99.1)
Changes in fair value of embedded derivative	—	4,912	(4,912)	—
Interest expense	(748)	(1,921)	1,173	(61.1)
Interest income	239,964	25,617	214,347	836.7
Other income (expenses)	(29,220)	(49)	(29,171)	59,532.7
Total other income (expense)	163,996	(5,200,132)	5,364,128	(103.2)
Net loss before income tax benefit	(3,386,888)	(10,635,935)	7,249,047	(68.2)
Income tax benefit	—	1,497,093	(1,497,093)	—
Net loss	$(3,386,888)	$(9,138,842)	$5,751,954	(62.9)%

Comparison of the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
	2019	2018	Increase (Decrease)
Revenue	$4,581,622	$5,108,121	$(526,499)	(10.3)%
Operating expenses
Research and development	6,162,768	10,665,890	(4,503,122)	(42.2)
General and administrative	4,298,299	5,381,917	(1,083,618)	(20.1)
Goodwill impairment	—	490,676	(490,676)	—
Total operating expenses	10,461,067	16,538,483	(6,077,416)	(36.7)
Loss from operations	(5,879,445)	(11,430,362)	5,550,917	(48.6)
Other income (expense):
Changes in fair value of warrant liability	(46,000)	(3,680,709)	3,634,709	(98.8)
Changes in fair value of embedded derivative	—	(2,130)	2,130	—
Interest expense	(1,488)	(2,791)	1,303	(46.7)
Interest income	425,211	57,206	368,005	643.3
Other income (expenses)	17,528	257,675	(240,147)	(93.2)
Total other income (expense)	395,251	(3,370,749)	3,766,000	(111.7)
Net loss before income tax benefit	(5,484,194)	(14,801,111)	9,316,917	(62.9)
Income tax benefit	-	2,488,731	(2,488,731)	—
Net loss	$(5,484,194)	$(12,312,380)	$6,828,186	(55.5)%

Revenue

Revenue consists primarily of research grants from Biomedical Advanced Research and Development Authority, or BARDA, and the National Institute of Allergy and Infectious Diseases, or NIAID, in the United States for our anthrax vaccine product candidates. These grants consist of cost reimbursement contracts, with a fixed fee based on either costs or milestones.

Revenue decreased by $0.79 million, or 32.7%, for the three months ended June 30, 2019 as compared to the same period in 2018. The increase was primarily the result of:

•	a decrease of $0.34 million in BARDA revenue due directly to changes in spending on the NasoShield program; and
•	a decrease of $0.45 million in NIAID revenue due to the activities diminishing under the SparVax-L program as it approaches conclusion.

Revenue decreased by $0.53 million, or 10.3%, for the six months ended June 30, 2019, as compared to the same period in 2018. The increase was primarily the result of:

•	an increase of $0.53 million in BARDA revenue due directly to changes in spending on the NasoShield program; and
•	a decrease of $1.06 million in NIAID revenue due to the activities diminishing under the SparVax-L program as it approaches conclusion.

Research and development expenses

Research and development operating expense decreased by $1.97 million, or 40.1%, for the three months ended June 30, 2019 as compared to the same period in 2018. The decrease was primarily the result of:

•	a decrease of $1.45 million due to timing of clinical trial and manufacturing development activities for NasoVAX;
•	a decrease of $0.58 million due to timing of a clinical trial and related activities for HepTcell;
•	a decrease of $0.26 million due to reduced development cost for SparVax-L as it approaches conclusion;
•	a decrease of $0.24 million due to timing of clinical trial and manufacturing development activities for NasoShield;
•	a decrease of $0.06 million in non-project specific research and development costs including employee compensation and facility costs; and
•	an increase of $0.62 million due to transaction costs incurred with respect to the Spitfire acquisition.

Research and development operating expense decreased by $4.50 million, or 42.2%, for the six months ended June 30, 2019, as compared to the same period in 2018. The decrease was primarily the result of:

•	a decrease of $3.12 million due to timing of clinical trial and manufacturing development activities for NasoVAX;
•	a decrease of $1.56 million due to timing of a clinical trial and related activities for HepTcell;
•	a decrease of $0.60 million due to reduced development cost for SparVax-L as it approaches conclusion;
•	a decrease of $0.25 million in non-project specific research and development costs including employee compensation and facility costs;
•	an increase of $0.41 due to timing of clinical trial and manufacturing development activities for NasoShield; and
•	an increase of $0.62 million due to due to transaction costs incurred with respect to the Spitfire acquisition.

General and administrative expenses

General and administrative expense decreased by $0.7 million, or 23.9%, for the three months ended June 30, 2019 and by $1.1 million, or 20.1% for the six months ended June 30, 2019, as compared to the same periods in 2018 primarily due to a reduction in labor, legal and professional costs.

Goodwill impairment

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

Other income (expense)

Other income (expense) decreased by $5.4 million and $3.8 million during the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. The decreases are primarily due to changes in the fair value of warrant liability and embedded derivatives.

Income tax benefit

We recorded no income tax benefit or expense for the three and six months ended June 30, 2019, as compared to an income tax benefit of $1.5 million and $2.5 million for the same respective periods in 2018. We had a valuation allowance against most of the deferred tax assets. During the three and six months ended June 30, 2019, we did not identify any discrete items, therefore all of our tax loss was applied to the valuation allowance. During the six months ended June 30, 2018, our income tax benefit included $1.5 million for our projected 2018 unlimited lived Federal net operating loss determined to be realizable, $0.7 million due to Maryland state net operating losses, and discrete tax benefits of $0.3 million related to a change in estimate.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the six months ended June 30, 2019 was the cash on-hand as of January 1, 2019 and the receipt of $12.7 million in proceeds from the Registered Direct Offering. Our cash and cash equivalents were $41.7 million at June 30, 2019. We believe, based on the operating cash requirements and capital expenditures expected for 2019, our cash on hand at June 30, 2019, and revenue from our government sponsored contracts, are sufficient to fund operations for at least a twelve-month period from the issuance date of our June 30, 2019 financial statements.

We have not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales. Our sources of revenue consist of revenues under our contract with BARDA and NIAID for the development of NasoShield and SparVax-L, respectively, and to a lesser degree from other licensing arrangements. We have incurred significant losses since we commenced operations. As of June 30, 2019, we had accumulated losses of $122.3 million since our inception. In addition, we have not generated positive cash flows from operations. We have had to rely on a variety of financing sources, including the issuance of debt and equity securities. As capital resources are consumed to fund our research and development activities, we may not have sufficient capital to fund our plan of operations. In order to address our capital needs, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

In July 2016, we signed a five-year contract with BARDA. The contract, as amended, has a total value of up to $130.0 million and is used to fund clinical development of NasoShield. Under the contract, BARDA pays us a fixed fee and reimburses certain costs for the research and development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine through cGMP manufacture and conduct of a Phase 1 clinical trial dose ranging assessment of safety and immunogenicity. The contract consists of an initial base performance period providing approximately $24.1 million in funding for the period July 2016 through November 2019. BARDA has seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical trials. Each option, if exercised by BARDA, would provide additional funding ranging from approximately $1.1 million to $34.4 million for the period November 2019 through July 2021. Through June 30, 2019, we have received an aggregate of approximately $19.6 million under the current BARDA contract.

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

Cash Flows

The following table provides information regarding our cash flows for the three months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$(5,173,080)	$(3,210,558)
Investing activities	$(17,100)	$(839,151)
Financing activities	$12,542,963	$(3,441,146)

Operating Activities

Net cash used in operating activities was $5.2 million for the six months ended June 30, 2019 compared to $3.2 million during the six months ended June 30, 2018. Our sources of cash provided by operations during the three months ended June 30, 2019 were primarily cash receipts of revenue generated by our BARDA and NIAID contracts. The primary uses of cash from our operating activities include payments for labor and labor-related costs, professional fees, research and development costs associated with our clinical trials, and other general corporate expenditures. The increase in cash used in operations of $2.0 million year over year is due to a decrease in net loss as adjusted for noncash items of $3.5 million offset by changes in working capital accounts of $5.5 million.

Investing Activities

Net cash used in investing activities was $0.02 million for the six months ended June 30, 2019 compared to $0.84 million during the six months ended June 30, 2018. The net cash used in investing activities during 2018 was primarily due to purchases of property and equipment related to the buildout of the Company’s new office and laboratory facilities which was completed in 2018.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2019 was $12.5 million compared to net cash used in financing activities of $3.4 million for the same period in 2018. The net cash provided by financing activities during the six months ended June 30, 2019 was primarily the result of the receipt of $12.7 million in proceeds from the Registered Direct Offering (as discussed below). The net cash used by financing activities during the six months ended June 30, 2018 was the result of cash paid to redeem preferred stock and retire certain warrants.

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

Current Resources

We have financed our operations to date principally through proceeds from issuances of our preferred stock, common stock, and warrants. At June 30, 2019, we had $41.7 million of cash, cash equivalents and restricted cash. Accordingly, management believes that the Company has sufficient capital to fund its plan of operations for at least a twelve-month period from the issuance date of our June 30, 2019 financial statements. However, in order to address our capital needs in the long-term, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” in our 2018 Annual Report on Form 10-K filed with the SEC on April 1, 2019, as they could materially affect our business, financial condition or future results of operations. The risks described in our 2018 Annual Report on Form 10-K filed with the SEC on April 1, 2019 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. The following information updates, and should be read in conjunction with, the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our 2018 Annual Report on Form 10-K filed with the SEC on April 1, 2019. Except as set forth below, there have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our 2018 Annual Report on Form 10-K.

We recently completed the acquisition of Spitfire Pharma, Inc. and the failure to successfully integrate its operations could adversely affect our future results.

Our success will depend, in significant part, on our ability to realize the anticipated benefits from combining our operations with the operations of Spitfire Pharma, Inc. (“Spitfire”). The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in our failure to achieve some or all of the anticipated benefits of the merger. Potential difficulties that may be encountered in the integration process include the following:

•	increased operating complexity of our business, requiring greater personnel and resources;
•	increased costs in connection with the acquisition and integration;
•	using our cash and assets efficiently to develop our business;
•	uncertainty related to the value or benefits of intellectual property or technologies acquired;
•	potential unknown or currently unquantifiable liabilities associated with the acquisition and our operations; and
•	performance shortfalls as a result of the diversion of the management’s attention caused by integrating the companies’ operations.

If the acquired business is not successfully integrated into our company, our business, financial condition and results of operations could be materially adversely affected, as well as our professional reputation. Furthermore, if we are unable to successfully integrate the acquired business and operations, or if there are delays in combining the businesses, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. Successful integration of the acquired business will depend on our ability to manage these operations, to realize opportunities for revenue growth presented by our products and eliminate certain excess costs of the acquired business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Description

10.1	Transition Services Agreement, by and between the Company and Sybil Tasker, M.D., MPH, dated June 17, 2019.

10.2	Release of Claims Agreement, by and between the Company and Dr. Tasker, dated June 17, 2019.

10.3	Employment Agreement, dated June 10, 2019, by and between the Company and William Brown (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 12, 2019).

31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#  This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorcporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTIMMUNE, INC.

Dated: August 13, 2019	By:	/s/ Vipin K. Garg
	Name:	Vipin K. Garg
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2019	By:	/s/ Will Brown
	Name:	Will Brown
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)