Form 10-Q
period 2019-09-30
Altimmune, Inc.
filed 2019-11-13
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 12, 2019 there were 15,338,072 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

ALTIMMUNE, INC.

i

Part I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited).

ALTIMMUNE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,972,482	$33,718,713
Restricted cash	34,174	634,416
Total cash, cash equivalents and restricted cash	11,006,656	34,353,129
Short-term investments	28,226,026	—
Accounts receivable	1,012,491	3,461,938
Tax refund receivable	968,597	1,008,973
Prepaid expenses and other current assets	410,148	548,094
Total current assets	41,623,918	39,372,134
Property and equipment, net	1,162,715	1,342,802
Right of use asset	717,303	—
Intangible assets, net	12,741,656	13,851,924
Other assets	142,331	183,682
Total assets	$56,387,923	$54,750,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,884	$372,860
Accrued expenses and other current liabilities	2,311,824	4,082,949
Notes payable	105,062	71,596
Total current liabilities	2,466,770	4,527,405
Deferred income taxes	—	58,500
Contingent consideration	2,750,000	—
Other long-term liabilities	1,787,203	1,852,071
Total liabilities	7,003,973	6,437,976
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 15,338,356 and 9,078,735 shares issued; 15,338,072 and 9,078,238 shares outstanding at September 30, 2019 and December 31, 2018, respectively	1,502	876
Additional paid-in capital	187,683,155	170,207,844
Accumulated deficit	(133,279,497)	(116,855,991)
Accumulated other comprehensive loss	(5,021,210)	(5,040,163)
Total stockholders’ equity	49,383,950	48,312,566
Total liabilities and stockholders’ equity	$56,387,923	$54,750,542

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$643,978	$2,634,393	$5,225,600	$7,742,514
Operating expenses:
Research and development	8,729,697	4,728,726	14,892,464	15,394,616
General and administrative	2,187,661	1,963,733	6,485,960	7,345,651
Impairment charges	1,000,000	—	1,000,000	490,676
Total operating expenses	11,917,358	6,692,459	22,378,424	23,230,943
Loss from operations	(11,273,380)	(4,058,066)	(17,152,824)	(15,488,429)
Other income (expense):
Changes in fair value of warrant liability	76,000	806,224	30,000	(2,874,484)
Changes in fair value of embedded derivatives	—	185,768	—	183,638
Interest expense	(756)	(166,946)	(2,244)	(169,737)
Interest income	224,058	21,100	649,268	78,306
Other income (expense)	(23,734)	31,378	(6,206)	289,053
Total other income (expense)	275,568	877,524	670,818	(2,493,224)
Net loss before income tax benefit	(10,997,812)	(3,180,542)	(16,482,006)	(17,981,653)
Income tax benefit	58,500	829,393	58,500	3,318,124
Net loss	(10,939,312)	(2,351,149)	(16,423,506)	(14,663,529)
Other comprehensive income (loss) – foreign currency translation adjustments	—	—	—	(463,177)
Other comprehensive income (loss) – unrealized gains on investments	18,953	—	18,953	—
Comprehensive loss	$(10,920,359)	$(2,351,149)	$(16,404,553)	$(15,126,706)
Net loss	$(10,939,312)	$(2,351,149)	$(16,423,506)	$(14,663,529)
Preferred stock accretion and other deemed dividends	—	64,139	(452,925)	(2,527,275)
Net loss attributed to common stockholders	$(10,939,312)	$(2,287,010)	$(16,876,431)	$(17,190,804)
Weighted-average common shares outstanding, basic and diluted	14,768,931	1,321,289	12,481,494	983,651
Net loss per share attributed to common stockholders, basic and diluted	$(0.74)	$(1.73)	$(1.35)	$(17.48)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2019	9,078,238	$876	$170,207,844	$(116,855,991)	$(5,040,163)	$48,312,566
Stock based compensation and vesting of restricted stock	71		407,742			407,742
Issuance of common stock in registered direct offering, net of offering costs	4,361,370	436	12,668,348			12,668,784
Issuance of common stock upon exercise of warrants	11,000	1	30,323			30,324
Net loss				(2,097,306)		(2,097,306)
Balance, March 31, 2019	13,450,679	1,313	183,314,257	(118,953,297)	(5,040,163)	59,322,110
Stock based compensation and vesting of restricted stock	71		289,800			289,800
Net loss				(3,386,888)		(3,386,888)
Balance, June 30, 2019	13,450,750	1,313	183,604,057	(122,340,185)	(5,040,163)	56,225,022
Stock based compensation and vesting of restricted stock	72		287,802			287,802
Issuance of common stock for acquired in-process research and development	1,887,250	189	3,791,296			3,791,485
Unrealized gain on short-term investments					18,953	18,953
Net loss				(10,939,312)		(10,939,312)
Balance, September 30, 2019	15,338,072	$1,502	$187,683,155	$(133,279,497)	$(5,021,210)	$49,383,950

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(unaudited)

	Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2018	12,177	$9,281,767	608,499	$61	$121,657,587	$(77,684,839)	$(4,576,986)	$39,395,823
Stock based compensation and vesting of restricted stock			71	—	356,737			356,737
Exercises of stock options			7,703	1	18,487			18,488
Conversion of Series B redeemable convertible preferred stock into common stock	(5,219)	(5,218,572)	130,447	13	5,218,559			5,218,572
Accretion of Series B Redeemable convertible preferred stock		1,891,321			(1,891,321)			(1,891,321)
Foreign currency translation adjustments							615,471	615,471
Net loss						(3,173,538)		(3,173,538)
Balance, March 31, 2018	6,958	5,954,516	746,720	75	125,360,049	(80,858,377)	(3,961,515)	40,540,232
Stock based compensation and vesting of restricted stock			71	—	252,156			252,156
Exercises of stock options			1,837	—	4,410			4,410
Accretion of Series B redeemable convertible preferred stock		956,150			(956,150)			(956,150)
Conversion of Series B redeemable convertible preferred stock into common stock	(4,036)	(4,036,539)	334,180	33	4,036,506			4,036,539
Redemption of Series B redeemable convertible preferred stock for cash and release of embedded derivative	(2,364)	(2,364,044)			23,292			23,292
Issuance of common stock for the exchange of warrants			167,700	17	2,126,983			2,127,000
Foreign currency translation adjustments							(1,078,648)	(1,078,648)
Net loss						(9,138,842)		(9,138,842)
Balance, June 30, 2018	558	510,083	1,250,508	125	130,847,246	(89,997,219)	(5,040,163)	35,809,989
Stock based compensation and vesting of restricted stock			71	—	95,649			95,649
Accretion of Series B redeemble convertible preferred stock		47,414			(47,414)			(47,414)
Conversion of Series B redeemable convertible preferred stock into common stock	(558)	(557,497)	37,451	4	535,253			535,257
Issuance of common stock for the exchange of warrants			150,968	15	1,306,026			1,306,041
Issuance of common stock and units in registered direct offerings, net of offering costs			286,633	29	4,334,786			4,334,815
Net loss						(2,351,149)		(2,351,149)
Balance, September 30, 2018	—	$—	1,725,630	$173	$137,071,546	$(92,348,368)	$(5,040,163)	$39,683,188

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,423,506)	$(14,663,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash consideration for acquired in-process research and development	6,541,485	—
Impairment charge	1,000,000	490,676
Stock-based compensation	985,260	704,425
Depreciation	181,314	146,299
Amortization	135,664	45,426
Unrealized gains on foreign currency exchange	(3,310)	31,357
Debt discount and deferred financing cost accretion	—	120,024
Gain on disposal of property and equipment	—	(3,806)
Changes in fair value of warrant liability	(30,000)	2,874,484
Changes in fair value of embedded derivatives	—	(183,638)
Changes in operating assets and liabilities:
Accounts receivable	2,449,447	1,258,837
Prepaid expenses and other current assets	179,298	589,773
Accounts payable	(322,976)	20,940
Accrued expenses and other current liabilities	(2,125,851)	1,695,296
Deferred revenue	(14,833)	(14,833)
Deferred rent	—	861,741
Lease obligation	(133,813)	—
Tax refund receivable	40,376	4,839,775
Deferred taxes	(58,500)	(3,046,768)
Net cash used in operating activities	(7,599,945)	(4,233,521)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for short-term investments	(28,207,073)	—
Purchase of property and equipment	(1,227)	(968,354)
Proceeds from sale of property and equipment	—	14,492
Additions to intangible assets	(25,396)	(39,145)
Net cash used in investing activities	(28,233,696)	(993,007)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of preferred stock	—	(2,386,284)
Cash paid in conjunction with warrant exchange	(25,000)	(1,100,000)
Proceeds from conditional economic incentive	—	100,000
Proceeds from issuance of common units, net of issuance costs	12,668,784	4,334,816
Payments of notes payable	(186,940)	—
Proceeds from exercises of warrants and stock options	30,324	22,898
Net cash provided by financing activities	12,487,168	971,430
EFFECT OF EXCHANGE RATES ON CASH	—	(50,365)
Net decrease in cash and cash equivalents and restricted cash	(23,346,473)	(4,305,463)
Cash, cash equivalents and restricted cash, beginning of period	34,353,129	12,303,639
Cash, cash equivalents and restricted cash, end of period	$11,006,656	$7,998,176
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$49,712
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Conversion of Series B redeemable convertible preferred stock into common stock	$—	$9,790,368
Common stock issued for acquired in-process research and development	$3,791,485	$—
Accretion of Series B redeemable convertible preferred stock	$—	$2,894,885
Notes payable issued in conjunction with the exchange of warrants	$—	$1,500,000
Settlement of warrant liability for common stock	$—	$3,345,030

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

2.Summary of Significant Accounting Policies

During the nine months ended September 30, 2019, there have been no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual report on Form 10-K for the year ended December 31, 2018 as filed with the SEC, except for contingent consideration, investments, and the recently adopted accounting standard for leases.

Investments

The Company’s short-term investments are comprised of debt securities that have original maturities less than or equal to one year and are classified as available-for-sale securities. Such securities are carried at estimated fair value, with any unrealized holding gains or losses reported as accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. Realized gains and losses, and declines in value judged to be other-than-temporary, if any, are included in other income in the consolidated results of operations. The Company monitors its investment portfolio for impairment quarterly or more frequently if circumstances warrant. In determining whether a decline in the value of an investment is other-than-temporary, the Company evaluate currently available factors that may include, among others: (1) general market conditions; (2) the duration and extent to which fair value has been less than the carrying value; (3) the investment issuer's financial condition and business outlook; and (4) its assessment as to whether it is more likely than not that the Company will be required to sell a security prior to recovery of its amortized cost basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value charged to earnings in that period, and a new cost basis for the security is established. Dividend and interest income are recognized in other income when earned. The cost of securities sold is calculated using the specific identification method. The Company places all investments with government agencies, or corporate institutions whose debt is rated as investment grade. Investments are classified as either current or non-current assets on our consolidated balance sheets based on their contractual maturity dates.

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

Contingent Consideration

The Company records contingent consideration associated with development and regulatory milestones that meets the definition of a liability under ASC 480 at fair value. The fair value model used to calculate this obligation is based on the income approach (a discounted cash flow model) or a Monte Carlo simulation, if more appropriate, that has been risk adjusted based on the probability of achievement of the milestones. The inputs the Company uses for determining the fair value of the contingent consideration associated with development and regulatory milestones are Level 3 fair value measurements. The Company re-evaluates the fair value on a quarterly basis. Changes in the fair value can result from adjustments to the discount rates and updates in the assumed timing of milestone achievement. Any future increase in the fair value of the contingent consideration associated with development and regulatory milestones are based on an increased likelihood that the underlying milestones will be achieved.

The associated payment or payments which will become due and payable for development and regulatory milestones will result in a charge to research and development expense in the period in which the increase is determined. Similarly, any future decrease in the fair value for development and regulatory milestones will result in a reduction in research and development expense.

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

The transaction closed on July 12, 2019. The Company issued 1,887,250 unregistered shares of its common stock (the “shares”) as upfront consideration to certain former securityholders of Spitfire (collectively, the “Spitfire Equityholders”), representing an amount equal to $5,000,000 less working capital and transaction expense adjustment amounts as defined in the agreement (the “closing consideration”). The number of shares issued as payment of the Closing Consideration was determined based on the average of the closing prices of the Company’s common stock as reported on the Nasdaq Global Market for the twenty (20) consecutive trading days prior to and including July 8, 2019, the date on which the parties entered into the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). The Spitfire Equityholders

agreed to a lock-up on the upfront consideration pursuant to which 33.3% of the shares will be released at 6 months; 33.3% will be released at 12 months; and 33.3% will be released at 18 months.

The Merger Agreement also includes future contingent payments up to $88,000,000 in cash and shares of the Company’s common stock as follows (each, a “Milestone Event”):

•

a one-time payment of $5.0 million (the “IND Milestone Consideration Amount”) within sixty (60) days of the submission of an Investigational New Drug Application (“IND”) to the United States Food and Drug Administration (the “FDA”) or other applicable governmental authority in a foreign jurisdiction, which IND has not been rejected or placed on clinical hold by the FDA or such applicable foreign governmental authority within time specified in the Merger Agreement; plus

•

a one-time payment of $3.0 million (together with the IND Milestone Consideration Amount, the “Regulatory Milestones”) within sixty (60) days of the initiation of a human clinical trial of a product candidate anywhere in the world; plus

•

payments of up to $80.0 million upon the achievement of specified worldwide net sales (the “Sales Milestones”) of all products developed using the technology acquired in the License Agreement within ten (10) years following the approval of a new drug application filed with the FDA.

The Company determined that the acquisition of Spitfire should be accounted for as an asset acquisition instead of a business combination because substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, and therefore, the asset is not considered a business. The Company expensed the acquired intellectual property as of the acquisition date as in-process research and development with no alternative future uses. During the three and nine months ended September 30, 2019, the Company recorded an in-process research and development expense of $4,337,574 for the up-front consideration, which included the fair value of the common stock transferred and net liabilities assumed. The fair value of the common shares transferred was based on the Company’s stock price of $2.45 on July 12, 2019, offset by an estimated discount of $832,277 for lack of marketability.

The future contingent payments related to the Regulatory Milestones are stock-based payments accounted for under FASB Accounting Standards Codification Topic 480, Distinguishing Liabilities From Equity. The stock-based payments are subject to a lock-up whereby 50% of the shares are released at 3 months and 50% are released at 6 months. The Company has estimated contingent consideration of $2,750,000 based upon a Monte Carlo simulation that has been risk adjusted based on the probability of achieving the milestone and a discount for lack of marketability, which was expensed to in-process research and development expenses during the three and nine months ended September 30. 2019.

The future contingent payments related to the Sales Milestones are predominately cash-based payments accounted for under FASB Accounting Standards Codification Topic 450, Contingencies. Accordingly, the Company will recognize the Sales Milestones when the contingency is resolved and the amount is paid or payable.

Finally, transaction costs associated with the Spitfire acquisition of $61,673 and $680,090 are recorded within research and development expense during the three and nine months ended September 30, 2019, respectively.

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

Potential common shares issuable upon conversion, vesting or exercise of preferred stock, unvested restricted stock, common stock warrants, and stock options that are excluded from the computation of diluted weighted-average shares outstanding are as follows:

	The three and nine months ended	The three and nine months ended
	September 30, 2019	September 30, 2018
Common stock warrants	10,384,706	1,767
Common stock options	976,861	45,517
Restricted stock	323,191	568

5.Goodwill and Intangible Assets

Goodwill

In May 2017, the Company closed on a business combination and recorded an initial purchase price allocation including goodwill. During the nine months ended September 30, 2018 and prior to the end of the measurement period for accounting for the business combination, the Company recorded adjustments to the purchase price allocation resulting in a net decrease in tax refunds receivable, with a corresponding net increase in goodwill, of $490,676. As goodwill related to this transaction had previously been determined to be fully impaired, the Company recognized an impairment charge of $490,676 as a result of these purchase price allocation adjustments during the nine months ended September 30, 2018. The purchase price allocation was considered final in May 2018, and no further adjustments were recorded.

Intangibles assets

The Company’s intangible assets consisted of the following:

	September 30, 2019
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Impairment	Net Book Value
Internally developed patents	6-10 years	$743,956	$(440,994)	$—	$302,962
Acquired licenses	16-20 years	285,000	(265,273)	—	19,727
Total intangible assets subject to amortization		1,028,956	(706,267)	—	322,689
IPR&D assets	Indefinite	13,418,967	—	(1,000,000)	12,418,967
Total		$14,447,923	$(706,267)	$(1,000,000)	$12,741,656

	December 31, 2018
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Impairment	Net Book Value
Internally developed patents	6-10 years	$718,559	$(317,172)	$—	$401,387
Acquired licenses	16-20 years	285,000	(253,430)	—	31,570
Total intangible assets subject to amortization		1,003,559	(570,602)	—	432,957
IPR&D assets	Indefinite	37,868,978	—	(24,450,011)	13,418,967
Total		$38,872,537	$(570,602)	$(24,450,011)	$13,851,924

Amortization expense of intangible assets subject to amortization was $28,084 and $15,972 for the three months ended September 30, 2019 and 2018, and $135,664 and $45,426 for the nine months ended September 30, 2019 and 2018, respectively. Amortization expense was classified as research and development expenses in the accompanying unaudited consolidated statements of operations and comprehensive loss.

The development activities under the SparVax-L NIAID contract were completed during the third quarter of 2019, with no future funding identified. As a result of the contract completion and the US government’s funding prioritization of only single dose anthrax vaccine candidates, the Company abandoned the project and concluded that the full remaining net book value of the SparVax-L IPR&D asset was impaired during the three months ended September 30, 2019. An impairment charge of $1,000,000 was expensed for the three and nine months ended September 30, 2019.

As of September 30, 2019, future estimated amortization expense was as follows:

Years ending December 31,
The remainder of 2019	$11,570
2020	41,589
2021	25,375
2022	25,375
2023	25,375
2024 and thereafter	193,405
Total	$322,689

6.Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	September 30, 2019	December 31, 2018
Accrued professional services	$398,754	$552,619
Accrued payroll and employee benefits	954,658	1,257,191
Accrued interest	3,441	1,192
Accrued research and development	682,463	2,076,704
Lease obligation, current portion	252,755	—
Deferred rent, current portion	—	175,490
Deferred revenue	19,753	19,753
Total accrued expenses	$2,311,824	$4,082,949

7.Notes Payable and Other Long-Term Liabilities

The Company’s current portion of outstanding notes payable are summarized as follows:

	September 30, 2019	December 31, 2018
BPI France notes, short-term portion	$105,062	$71,596
Total notes payable	$105,062	$71,596

The Company’s long-term portion of outstanding notes payable as well as other long-term liabilities are summarized as follows:

	September 30, 2019	December 31, 2018
BPI France notes, long-term portion	$—	$501,174
Lease obligation, long-term portion (see Note 11)	1,552,031	—
Deferred rent, long-term portion	—	1,045,807
Common stock warrant liability (see Note 9)	10,000	65,000
Other	225,172	240,090
Total other long-term liabilities	$1,787,203	$1,852,071

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

BPI France Notes

Altimmune France has two non-interest-bearing research and development funding arrangements with BPI France that were entered into in December 2013 to provide Altimmune France up to €750,000 in research funding in the first arrangement and up to €250,000 in the second arrangement. Altimmune France was permitted to draw 50% of the funds upon the signing of the arrangements, an additional 30% contingent upon a financial audit and technical progress report, and the remaining amounts at the completion of the research and development project being funded by the arrangements. In October 2016, the Company and BPI France agreed to extend the term on the arrangement by two years. The total amount advanced under the arrangements was €500,000. In April 2019, the Company was notified that €102,951 exceeded the allowable funding in accordance with the arrangement and made payment of this amount on June 5, 2019. In September 2019, the Company was notified that €238,229 ($265,540) was converted into a grant and recognized as grant revenue for the three and nine months ended September 30, 2019. In addition to the €102,951 amount paid in excess of the allowable funding, the Company paid €62,500 (total repayments of $186,940) during the nine months ended September 30, 2019. In October 2019, the Company paid the remaining balance on the BPI France notes. The BPI France notes are recorded at their repayment value which approximates fair value.

8.Common Stock

On July 12, 2019, as discussed in Note 3, the Company issued 1,887,250 unregistered shares of its common stock as upfront consideration to certain former Spitfire Equityholders representing the closing consideration.

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

The warrants issued in the Registered Direct Offering were concluded to be equity classified freestanding financial instruments. The Registered Direct Offering triggered a down round adjustment to the exercise price of warrants previously issued in an October 2018 public offering from $4.1798 to $2.7568. The Company treated the value of the effect of the reduction in exercise price as a deemed dividend of $452,925 during the nine months ended September 30, 2019, which reduced income available to common shareholders.

9.Warrants

A summary of warrant activity during the nine months ended September 30, 2019 is as follows:

Warrants outstanding, January 1, 2019	7,344,297
Issuances (Note 8)	3,052,959
Exchanges	(1,550)
Exercises and conversions	(11,000)
Warrants outstanding, September 30, 2019	10,384,706

For warrants classified as a liability, the following is a summary of the periodic changes in their fair value during the nine months ended September 30, 2019:

Balance, January 1, 2019	$65,000
Changes in fair value (Monte Carlo simulation valuation)	(30,000)
Warrant repurchases	(25,000)
Balance, September 30, 2019	$10,000

10.Stock-Based Compensation

Stock Options

The Company’s stock option awards generally vest over four years and typically have a contractual life of ten years. At September 30, 2019, there was $1,536,208 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 3.41 years. During the nine months ended September 30, 2019, the Company granted 725,000 stock options with a weighted average exercise price of $2.67 and per share weighted average grant date fair value of $2.02.

Information related to stock options outstanding at September 30, 2019 is as follows:

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding	976,861	$5.16	5.91	$—
Exercisable	188,928	$11.88	5.19	$—
Unvested	787,933	$3.55	6.08	$—

Restricted Stock

At September 30, 2019, the Company had unvested restricted stock of 323,191 shares with total unrecognized compensation expense of $917,158, which the Company expects to recognize over a weighted average period of approximately 3.17 years. During the nine months ended September 30, 2019, the Company released 214 shares of common stock from restriction as a result of the vesting of restricted stock.

2019 Employee Stock Purchase Plan

On March 29, 2019, the board of directors adopted the 2019 Employee Stock Purchase Plan (the “2019 ESPP”). A total of 403,500 shares of the Company’s common stock have been reserved for issuance under the 2019 ESPP. Subject to any plan limitations, the 2019 ESPP allows eligible employees to contribute through payroll deductions up to 10% of their earnings for the purchase of the Company’s common stock at a discounted price per share. The offering periods begin in February and August of each year, with the initial offering period starting on August 1, 2019. The common shares issuable under the 2019 ESPP were registered pursuant to a registration statement on Form S-8 on April 4, 2019

Unless otherwise determined by the administrator, the Company’s common stock will be purchased for the accounts of employees participating in the 2019 ESPP at a price per share that is the lesser of 85% of the fair market value of the Company’s common stock on the first trading day of the offering period or 85% of the fair market value of the Company’s common stock on the last trading day of the offering period. The ESPP estimated shares to be purchased fair value is included in the stock-based compensation expense.

Employees have the ability to purchase shares of the Company’s common stock at the lower of the first or last trading day of the offering period, which represents an option and, therefore, the ESPP is a compensatory plan under ASC 718-50, Employee Stock Purchase Plans. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized stock-based compensation expense of $8,596 for the three and nine months ended September 30, 2019, respectively.

Stock-based compensation expense

Stock-based compensation expense is classified in the unaudited consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018 as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$71,662	$39,405	$240,345	$236,717
General and administrative	216,113	56,186	744,915	467,708
Total	$287,775	$95,591	$985,260	$704,425

11.Operating Leases

The Company rents office and laboratory space in the United States. The Company also leases office equipment under a non-cancellable equipment lease through December 2022. Rent expense during the three and nine months ended September 30, 2019 under all of the Company’s operating leases was $84,745 and $258,824, respectively, which includes short-term leases and variable lease costs not included in the lease obligation.

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

The operating cash outflows related to operating lease obligation and the operating cash inflows related to non cash lease expense for the nine months ended September 30, 2019 were $172,857 and $39,044, respectively.

Supplemental other information related to the operating leases balance sheet information is as follows:

September 30, 2019
Operating lease obligations	$1,804,786
Operating lease right-of-use assets	$717,303
Weighted-average remaining lease term	5.58
Weighted-average discount rate	8.0%

Maturities of lease liabilities is as follows:

Year ending December 31,
The remainder of 2019	$95,714
2020	387,079
2021	393,542
2022	400,198
2023	407,054
2024 and thereafter	552,948
Total lease payments	2,236,535
Less imputed interest	(431,749)
Total	$1,804,786

12.Commitments and Contingencies

As disclosed in Note 3, the Company is obligated to make payments of up to $80.0 million upon the achievement of specified worldwide net sales of all products developed using the technology acquired from Spitfire Pharma Inc. within ten (10) years following the approval of a new drug application filed with the FDA.

The Company is a party in various other contractual disputes, litigation, and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

13.Fair Value Measurement

Cash equivalents and short-term investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. Short-term investments had quoted prices at September 30, 2019 as shown below:

	September 30, 2019
	Amortized Cost	Unrealized Gain	Market Value

United States treasury securities	$3,388,492	$2,872	$3,391,364
Financial and corporate debt securities	24,818,581	16,081	24,834,662
Total	$28,207,073	$18,953	$28,226,026

The fair value of contingent payments classified as a liability was estimated using the Monte Carlo simulation valuation model with Level 3 inputs. The assumptions used to estimate the fair value of contingent payments that were classified as a liability at September 30, 2019 were as follows:

Expected volatility	95.3%
Risk-free interest rate	1.6%
Cost of capital	30.0%

The Company’s warrant liability is valued using the Monte Carlo simulation valuation model. If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs.

There were no transfers into and out of any of the levels of the fair value hierarchy during 2019 or 2018.

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2019 consisted of the following:

	Fair Value Measurement at September 30, 2019
	Total	Level 1	Level 2	Level 3
Recurring fair value measurements
Cash equivalents - money market funds	$10,620,192	$10,620,192	$—	$—
Short-term investments	28,226,026	3,391,364	24,834,662	—
Contingent consideration	2,750,000	—	—	2,750,000
Warrant liability	10,000	—	—	10,000

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2018 consisted of the following:

	Fair Value Measurement at December 31, 2018
	Total	Level 1	Level 2	Level 3
Recurring fair value measurements
Cash equivalents - money market funds	$29,375,509	$29,375,509	$—	$—
Warrant liability	65,000	—	—	65,000

Assets recorded at fair value on a nonrecurring basis, such as property and equipment, intangible assets, and goodwill are recognized at fair value when they are impaired. During the three and nine months ended September 30, 2019, the Company recognized an intangible asset impairment (Note 5) measured at fair value on a nonrecurring basis.

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

Acquisition

We entered into a definitive agreement to acquire all of the equity interests of Spitfire Pharma, Inc. (“Spitfire”) on July 8, 2019. Spitfire was a privately held, preclinical pharmaceutical company developing a novel dual GLP-1/glucagon receptor agonist for the treatment of non-alcoholic steatohepatitis.

The transaction closed on July 12, 2019. We issued 1,887,250 unregistered shares of our common stock (the “shares”) as upfront consideration to certain former securityholders of Spitfire (collectively, the “Spitfire Equityholders”), representing an amount equal to $5.0 million less working capital and transaction expense adjustment amounts as defined in the agreement (the “closing consideration”). The number of shares issued as payment of the closing consideration was determined based on the average of the closing prices of our common stock as reported on the Nasdaq Global Market for the twenty (20) consecutive trading days prior to and including July 8, 2019, the date on which the parties entered into the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). The Spitfire Equityholders agreed to a lock-up on the upfront consideration pursuant to which 33.3% of the shares will be released at 6 months; 33.3% will be released at 12 months; and 33.3% will be released at 18 months.

The Merger Agreement also includes future contingent payments up to $88.0 million in cash and shares of our common stock as follows (each, a “Milestone Event”):

•

a one-time payment of $5.0 million (the “IND Milestone Consideration Amount”) within sixty days of the submission of an Investigational New Drug Application (“IND”) to the United States Food and Drug Administration (the “FDA”) or other applicable governmental authority in a foreign jurisdiction, which IND has not been rejected or placed on clinical hold by the FDA or such applicable foreign governmental authority within time specified in the Merger Agreement; plus

•

a one-time payment of $3.0 million (together with the IND Milestone Consideration Amount, the “Regulatory Milestones”) within sixty days of the initiation of a human clinical trial of a product candidate anywhere in the world; plus

•

payments of up to $80.0 million upon the achievement of specified worldwide net sales (the “Sales Milestones”) of all products developed using the technology acquired in the License Agreement within ten years following the approval of a new drug application filed with the FDA.

We determined that the acquisition of Spitfire should be accounted for as an asset acquisition instead of a business combination because substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, and therefore, the asset is not considered a business. We expensed the acquired intellectual property as of the acquisition date as in-process research and development with no alternative future uses. During the three and nine months ended September 30, 2019, we recorded an in-process research and development expense of $4.3 million for the up-front consideration, which included the fair value of the stock transferred and net liabilities assumed. The fair value of the common shares transferred was based on our stock price of $2.45 as of July 12, 2019, offset by an estimated discount of $0.8 million for lack of marketability discount. The net liabilities assumed of $0.5 million approximated fair value.

The future contingent payments related to the Regulatory Milestones are stock-based payments accounted for under FASB Accounting Standards Codification Topic 480, Distinguishing Liabilities From Equity. The stock-based payments are subject to a lock-up whereby 50% of the shares are released at 3 months and 50% are released at 6 months. We estimated contingent consideration of $2.8 million based upon a Monte Carlo simulation that has been risk adjusted based on the probability of achieving the milestone and included a discount for lack of marketability, which was expensed to in-process research and development expenses during the three and nine months ended September 30. 2019.

The future contingent payments related to the Sales Milestones are predominately cash-based payments accounted for under FASB Accounting Standards Codification Topic 450, Contingencies. Accordingly, we will recognize the Sales Milestones when the contingency is resolved and the amount is paid or payable.

Finally, transaction costs associated with the Spitfire acquisition of $0.1 million and $0.7 million are recorded within research and development expense during the three and nine months ended September 30, 2019, respectively.

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

There have been no changes in our critical accounting policies and significant judgment and estimates as disclosed in our annual report on Form 10-K for the year ended December 31, 2018 except for recently adopted accounting standards (See Note 2 to the consolidated financial statements appearing in Item 1 of this report). For more information regarding our critical accounting policies, we encourage you to read the discussion contained in Item 7 under the heading “Critical Accounting Policies and Significant Judgments and Estimates” and Note 2 “Summary of Significant Accounting Policies” included in the notes to the consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2018.

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,
	2019	2018	Increase (Decrease)

Revenue	$643,978	$2,634,393	$(1,990,415)	(75.6)%
Operating expenses
Research and development	8,729,697	4,728,726	4,000,971	84.6
General and administrative	2,187,661	1,963,733	223,928	11.4
Impairment charges	1,000,000	-	1,000,000	—
Total operating expenses	11,917,358	6,692,459	5,224,899	78.1
Loss from operations	(11,273,380)	(4,058,066)	7,215,314	177.8
Other income (expense):
Changes in fair value of warrant liability	76,000	806,224	(730,224)	(90.6)
Changes in fair value of embedded derivative	—	185,768	(185,768)	—
Interest expense	(756)	(166,946)	(166,190)	(99.5)
Interest income	224,058	21,100	202,958	961.9
Other income (expenses)	(23,734)	31,378	(55,112)	(175.6)
Total other income (expense)	275,568	877,524	(601,956)	(68.6)
Net loss before income tax benefit	(10,997,812)	(3,180,542)	7,817,270	245.8
Income tax benefit	58,500	829,393	(770,893)	(92.9)
Net loss	$(10,939,312)	$(2,351,149)	$8,588,163	365.3%

Comparison of the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
	2019	2018	Increase (Decrease)
Revenue	$5,225,600	$7,742,514	$(2,516,914)	(32.5)%
Operating expenses
Research and development	14,892,464	15,394,616	(502,152)	(3.3)
General and administrative	6,485,960	7,345,651	(859,691)	(11.7)
Impairment charges	1,000,000	490,676	509,324	103.8
Total operating expenses	22,378,424	23,230,943	(852,519)	(3.7)
Loss from operations	(17,152,824)	(15,488,429)	1,664,395	10.7
Other income (expense):
Changes in fair value of warrant liability, including loss on exchange	30,000	(2,874,484)	(2,904,484)	(101.0)
Changes in fair value of embedded derivative	—	183,638	(183,638)	—
Interest expense	(2,244)	(169,737)	(167,493)	(98.7)
Interest income	649,268	78,306	570,962	729.1
Other income (expenses)	(6,206)	289,053	(295,259)	(102.1)
Total other income (expense)	670,818	(2,493,224)	(3,164,042)	(126.9)
Net loss before income tax benefit	(16,482,006)	(17,981,653)	(1,499,647)	(8.3)
Income tax benefit	58,500	3,318,124	(3,259,624)	(98.2)
Net loss	$(16,423,506)	$(14,663,529)	$(1,759,977)	12.0%

Revenue

Revenue consists primarily of research grants from Biomedical Advanced Research and Development Authority, or BARDA, and the National Institute of Allergy and Infectious Diseases, or NIAID, in the United States for our anthrax vaccine product candidates. These grants consist of cost reimbursement contracts, with a fixed fee based on either costs or milestones.

Revenue decreased by $1.99 million, or 75.6%, for the three months ended September 30, 2019 as compared to the same period in 2018. The decrease was primarily the result of:

•	a decrease of $1.75 million in BARDA revenue due to timing of clinical trials and development activities on the NasoShield program;
•	a decrease of $0.51 million in NIAID revenue due to the activities diminishing under the SparVax-L program as the contract concluded in the third quarter of 2019 with no future funding identified; and
•	the recognition of $0.27 million in grant revenue related to the France BPI note.

Revenue decreased by $2.52 million, or 32.5%, for the nine months ended September 30, 2019, as compared to the same period in 2018. The decrease was primarily the result of:

•	a decrease of $1.22 million in BARDA revenue due directly to timing of clinical trials and development activities on the NasoShield program;
•	a decrease of $1.57 million in NIAID revenue due to the activities diminishing under the SparVax-L program as the contract concluded in the third quarter of 2019 with no future funding identified; and
•	the recognition of $0.27 million in grant revenue related to the France BPI note.

Research and development expenses

Research and development operating expense increased by $4.00 million, or 84.6%, for the three months ended September 30, 2019 as compared to the same period in 2018. The increase was primarily the result of:

•	an increase of $7.15 million due to all costs incurred with respect to the Spitfire acquisition which were recorded as acquired in process research and development;
•	a decrease of $1.61 million due to development activities decreasing for NasoVAX as management explores strategic options with the program;
•	a decrease of $1.30 million due to timing of a clinical trial and development activities for NasoShield;
•	a decrease of $0.36 million due to timing of clinical trial and manufacturing development activities for HepTcell;
•	a decrease of $0.29 million due to reduced development cost for SparVax-L as the contract concluded in the third quarter of 2019; and
•	an increase of $0.41 million in pre-clinical projects and non-project specific research and development costs including employee compensation and facility costs.

Research and development operating expense decreased by $0.50 million, or 3.3%, for the nine months ended September 30, 2019, as compared to the same period in 2018. The decrease was primarily the result of:

•	an increase of $7.75 million due to due to all costs incurred with respect to the Spitfire acquisition which were recorded as acquired in process research and development;
•	a decrease of $4.60 million due to development activities decreasing for NasoVAX as management explores strategic options with the program;
•	a decrease of $1.90 million due to timing of a clinical trial and related activities for HepTcell;
•	a decrease of $0.89 million due to reduced development cost for SparVax-L as it the contract concluded in the third quarter of 2019; and
•	a decrease of $0.86 due to timing of clinical trial and development activities for NasoShield.

General and administrative expenses

General and administrative expense increased by $0.2 million, or 11.4%, for the three months ended September 30, 2019 as compared to the same period in 2018 due primarily to increased insurance and stock compensation costs. General and administrative expense decreased by $0.9 million, or 11.7% for the nine months ended September 30, 2019, as compared to the same periods in 2018 primarily due to decreases in professional service costs, including legal costs.

Impairments Charges

Impairment charges of $1.0 million reported during the three and nine months ended September 30, 2019 resulted from the completion of SparVax-L NIAID contract with no future funding identified. As a result of the contract completion and the US government’s funding prioritization of only single dose anthrax vaccine candidates, we abandoned the project and impaired the remaining net book value of the SparVax-L IPR&D asset.

Goodwill impairment charges reported during the nine months ended September 30, 2018 represented an adjustment recorded during the measurement period to reduce the tax refund receivable acquired in connection with a 2017 business combination. We recorded adjustments to the purchase price allocation resulting in a net decrease in tax refunds receivable, with a corresponding net increase in goodwill, of $0.49 million. As goodwill related to this transaction had previously been determined to be fully impaired, we recognized an impairment charge of $0.49 million. The purchase price allocation was considered final in May 2018, and no further adjustments were recorded.

Other income (expense)

Other income (expense) decreased by $0.6 million and $3.2 million during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The decreases are primarily due to changes in the fair value of warrant liability and embedded derivatives as these instruments were settled primarily in 2018 offset by an increase of interest income due to higher cash and investment balances versus the prior year.

Income tax benefit

We recorded a $0.06 million discrete tax benefit for the three and nine months ended September 30, 2019, as compared to an income tax benefit of $0.8 million and $3.3 million for the same respective periods in 2018. We have a valuation allowance against our deferred tax assets. During the three and nine months ended September 30, 2019, our tax loss was applied to the valuation allowance. The $0.06 million discrete tax benefit was a result of the release of deferred tax liabilities associated with the SparVax-L impairment of the remaining net book value of the IPR&D asset. During the nine months ended September 30, 2018, our income tax benefit included $2.1 million for our projected 2018 unlimited lived Federal net operating loss determined to be realizable, $1.0 million due to Maryland state net operating losses, and discrete tax benefits of $0.2 million related to a change in estimate.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the nine months ended September 30, 2019 was the cash on-hand as of January 1, 2019 and the receipt of $12.7 million in proceeds from the Registered Direct Offering (as discussed below). Our cash, cash equivalents, and short-term investments were $39.2 million at September 30, 2019. We believe, based on the operating cash requirements and capital expenditures expected for 2019, our cash on hand at September 30, 2019, short-term investments, and revenue from our government sponsored contracts, are sufficient to fund operations for at least a twelve-month period from the issuance date of our September 30, 2019 financial statements.

We have not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales. Our sources of revenue have consisted of revenues under our contract with BARDA and NIAID for the development of NasoShield and SparVax-L, respectively, and to a lesser degree from other licensing arrangements. We have incurred significant losses since we commenced operations. As of September 30, 2019, we had accumulated losses of $133.3 million since our inception. In addition, we have not generated positive cash flows from operations. We have had to rely on a variety of financing sources, including the issuance of debt and equity securities. As capital resources are consumed to fund our research and development activities, we may not have sufficient capital to fund our plan of operations.

In order to address our capital needs, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

In July 2016, we signed a five-year contract with BARDA. The contract, as amended, has a total value of up to $133.7 million and is used to fund clinical development of NasoShield. Under the contract, BARDA pays us a fixed fee and reimburses certain costs for the research and development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine through cGMP manufacture and conduct of a Phase 1 clinical trial dose ranging assessment of safety and immunogenicity. The contract consists of an initial base performance period providing approximately $27.8 million in funding for the period July 2016 through December 2020, inclusive of a $3.7 million award during the third quarter of 2019 for continued Phase 1 clinical development. BARDA has seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical trials. Each option, if exercised by BARDA, would provide additional funding ranging from approximately $1.1 million to $34.4 million for a three year period beginning January 2021. Through September 30, 2019, we have received an aggregate of approximately $21.3 million under the current BARDA contract.

We had a $15.3 million NIAID contract that was incrementally funded for the development of SparVax-L. Activities under this contract were completed during the quarter ended September 30, 2019 and no further funding is expected for this program. As a result of the contract completion and the US government’s funding prioritization of only single dose anthrax vaccine candidates, we abandoned the project and impaired the $1 million remaining net book value of the SparVax-L IPR&D asset.

Cash Flows

The following table provides information regarding our cash flows for the three months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$(7,599,945)	$(4,233,521)
Investing activities	$(28,233,696)	$(993,007)
Financing activities	$12,487,168	$971,430

Operating Activities

Net cash used in operating activities was $7.6 million for the nine months ended September 30, 2019 compared to $4.2 million during the nine months ended September 30, 2018. Our sources of cash provided by operations during the three months ended September 30, 2019 were primarily cash receipts of revenue generated by our BARDA and NIAID contracts. The primary uses of cash from our operating activities include payments for labor and labor-related costs, professional fees, research and development costs associated with our clinical trials, and other general corporate expenditures. The increase in cash used in operations of $3.4 million year over year is due to a decrease in net loss as adjusted for noncash items of $2.8 million offset by changes in working capital accounts of $6.2 million.

Investing Activities

Net cash used in investing activities was $28.2 million for the nine months ended September 30, 2019 compared to $1.0 million during the nine months ended September 30, 2018. The net cash used in investing activities during 2019 was primarily due to purchases of short-term investments. The net cash used in investing activities in 2018 was primarily due to purchases of property and equipment related to the buildout of the Company’s new office and laboratory facilities which was completed in 2018.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2019 was $12.5 million compared to net cash used in financing activities of $1.0 million for the same period in 2018. The net cash provided by financing activities during the nine months ended September 30, 2019 was primarily the result of the receipt of $12.7 million in proceeds from the Registered Direct Offering (as discussed below). The net cash provided by financing activities during the nine months ended September 30, 2018 was primarily the result of a $2.4 million cash redemption by certain holders of our Series B Redeemable Preferred stock (the “Stockholders”) and a $1.1 million cash payment to extinguish warrants to purchase our common stock held by the Stockholders, being offset by the receipt of $4.3 million in proceeds from the sale of our common stock.

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

On July 15, 2019, we issued 1,887,250 unregistered shares of our common stock as upfront consideration to the Spitfire Equityholders, representing the closing consideration. The number of shares issued as payment of the closing consideration was determined based on the average of the closing prices of our common stock as reported on the Nasdaq Global Market for the twenty (20) consecutive trading days prior to and including July 8, 2019, the date on which the parties entered into the Merger Agreement. The price of the shares transferred on July 12, 2019 was $2.45.

Current Resources

We have financed our operations to date principally through proceeds from issuances of our preferred stock, common stock, and warrants. At September 30, 2019, we had $11.0 million of cash, cash equivalents and restricted cash and $28.2 million of short-term investments. Accordingly, management believes that the Company has sufficient capital to fund its plan of operations for at least a twelve-month period from the issuance date of our September 30, 2019 financial statements. However, in order to address our capital needs in the long-term, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to Item 3.02 contained in our Current Report on Form 8-K filed on July 9, 2019 and our Current Report on Form 8-K filed on July 15, 2019 for the information required by Item 701 of Regulation S-K as to all equity securities that we issued during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Item 3.	Default upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Description

2.1

Agreement and Plan of Merger and Reorganization, dated July 8, 2019, by and among the Company, Springfield Merger Sub, Inc., Springfield Merger Sub, LLC, Spitfire Pharma, Inc. and David Collier, as the Stockholder Representative (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on July 9, 2019)

10.1	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on July 9, 2019)

10.2 ^^	Amended and Restated License Agreement, dated July 12, 2019, by and between Mederis Diabetes, LLC and Spitfire Pharma, Inc.
10.3 ^^	Amendment No. 5 to Contract Award issued by Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 20, 2019
10.4	Employment Agreement, dated September 3, 2019, by and between the Company and M. Scott Harris, M.D.
31.1 †	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2 †	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1 †	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2 †	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

^^	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission

†

This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTIMMUNE, INC.

Dated: November 13, 2019	By:	/s/ Vipin K. Garg
	Name:	Vipin K. Garg
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2019	By:	/s/ Will Brown
	Name:	Will Brown
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)