Form 10-K
period 2019-12-31
Altimmune, Inc.
filed 2020-03-27
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the Registrant’s common stock held by non-affiliates, based upon the closing price of the Registrant’s common stock on the NASDAQ Global Market of $2.38, on June 28, 2019 was approximately $28,792,136.

There were 15,361,660 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding on March 26, 2020.

 ALTIMMUNE, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Forward-looking statements

This Annual Report on Form 10-K for the year ended December 31, 2019 (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “may,” “will,” “should,” “could,” “target,” “strategy,” “intend,” “project,” “guidance,” “likely,” “usually,” “potential,” or the negative of these words or variations of such words, similar expressions, or comparable terminology are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, risks associated with the following:

•	our ability to develop and commercialize our current and future product candidates;
•

our ability to expand our pipeline of product candidates and the success of future product candidate advancements, including the success of future clinical trials, and our ability to commercialize our products;

•	the reliability of the results of the studies relating to human safety and possible adverse effects resulting from the administration of our product candidates;
•

funding delays, reductions in or elimination of U.S. government funding and/or non-renewal of expiring funding under our agreement with the Biomedical Advanced Research and Development Authority (“BARDA”)

•	our ability to satisfy certain technical milestones under our contracts with BARDA that would entitle us to receive additional funding over the period of the agreement;
•	delays caused by third parties challenging government contracts awarded to us;
•	the receipt of future potential payments under government contracts or grants;
•	our ability to identify potential future government contracts or grant awards;
•	our ability to obtain potential regulatory approvals on the timelines anticipated, or at all;
•	our ability to obtain additional patents or extend existing patents on the timelines anticipated, or at all;
•	our ability to identify and consummate potential future strategic partnerships or business combinations;
•	our anticipated financial or operational results;
•	our ability to obtain additional capital resources;
•	breaches of data privacy, or disruptions in our information technology systems;
•	our ability to continue to satisfy the listing requirements of the NASDAQ Global Market; and
•	risks detailed under the caption “Risk Factors” in this Annual Report and in our other reports filed with the U.S. Securities and Exchange Commission (“SEC”), from time to time hereafter.

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

All forward-looking statements included herein are expressly qualified in their entirety by the foregoing cautionary statements. Unless otherwise indicated, the information in this Annual Report is as of December 31, 2019.

Note regarding trademarks

“Altimmune,” our logo and other trademarks, trade names or service marks of the Company appearing in this Annual Report, including, HepTcell, NasoShield, NasoVAX, AdCOVID,, Densigen, and RespirVec., are the property of the Company. The other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners. We do not intend our use or display of other companies’ trademarks, trade names or service marks to imply an endorsement or sponsorship of us by such companies, or any relationship with such companies.  Solely for convenience, trademarks and trade names referred to in this Annual Report may appear without the ® or TM symbol.

Item 1. Business.

Overview

Altimmune, Inc. is a clinical stage biopharmaceutical company focused on developing treatments for liver disease, immune modulating therapies, and vaccines. Our diverse pipeline of product candidates includes next generation peptide therapeutics for non-alcoholic steatohepatitis (“NASH “) (ALT-801) and chronic hepatitis B (HepTcell), conjugated immunostimulants for the treatment of cancer (ALT-702) and intranasal vaccines (NasoVAX, NasoShield, and AdCOVID).

Our business is the result of a merger between PharmAthene, Inc. (“PharmAthene”) and the business previously known as Altimmune, Inc. (“Private Altimmune”). In May 2017, Private Altimmune merged with PharmAthene pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated January 18, 2017, among Private Altimmune, PharmAthene, its wholly owned acquisition subsidiaries Mustang Merger Sub Corp I Inc. (“Merger Sub Corp”) and Mustang Merger Sub II LLC (“Merger Sub LLC”). Pursuant to the Merger Agreement, Merger Sub LLC agreed to acquire 100% of the outstanding capital stock of Private Altimmune in a reverse triangular merger and reorganization pursuant to section 368(a) of the Internal Revenue Code (the “Mergers”). Prior to the Mergers, PharmAthene was a publicly traded biodefense company engaged in Phase 2 clinical trials.

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

ALT-801

We completed an acquisition in July 2019 to acquire all of the equity interests of Spitfire Pharma, Inc. (“Spitfire”). Spitfire was a privately held, preclinical pharmaceutical company with the primary asset being a novel peptide-based dual GLP-1/glucagon receptor agonist for the treatment of NASH. We refer to this product candidate as ALT-801, and it is designed to treat the metabolic dysfunction that causes non-alcoholic steatohepatitis. NASH, the most severe form of non-alcoholic fatty liver disease (“NAFLD”), involves multiple metabolic pathways leading to the abnormal accumulation of liver fat, toxic lipid metabolites, and inflammation, leading to fibrosis or eventually liver cancer. As observed in a well-established preclinical model of the disease, ALT-801 was capable of inducing significant weight loss with concomitant decreases in liver fat, inflammation and fibrosis. We plan to advance ALT-801 into Phase 1 development in 2020.

HepTcell

HepTcell is an immunotherapeutic product candidate for patients chronically infected with the hepatitis B virus (“HBV”). It is designed to drive CD4+ and CD8+ T-cell responses against all HBV genotypes in patients of all ethnic backgrounds. Stimulating T-

cell responses in chronically infected HBV patients has been challenging because chronic infection with HBV strongly diminishes T-cell immunity directed against the virus. HepTcell focuses the immune system on discrete highly conserved regions of the HBV proteome. We believe our approach may allow HepTcell to break immune tolerance by activating T-cells against critical viral sequences with decreased probability of immune escape due to viral mutation. HepTcell is based on our synthetic peptide technology platform and is given by intramuscular injection. In 2018, we completed a Phase 1 trial in the United Kingdom and South Korea in patients with chronic HBV. The HepTcell Phase 1 trial was a double-blinded, placebo-controlled, randomized, dose-escalation study that enrolled 61 subjects with chronic HBV who were HBeAg-negative and well-controlled on licensed antivirals. A total of 41 patients received one of two dose levels of HepTcell, with and without IC31TM, a depot-forming TLR9 adjuvant developed by Valneva SE, while 20 control patients received either placebo or IC31 alone. Patients received three injections each 28 days apart and were followed for six months after the final dose. All dose combinations were generally well-tolerated and met the primary endpoint of safety. In the two adjuvanted HepTcell arms, T-cell responses against HBV markedly increased over baseline compared to placebo. We plan to advance HepTcell into Phase 2 development in 2020.

ALT-702

ALT-702 is an investigational tumor immunostimulant designed to act locally to reverse local immunosuppression within the tumor microenvironment and stimulate systemic antitumor immune responses. The ALT-702 technology is a novel synthetic peptide conjugate technology platform designed to retain and concentrate immunostimulants within a tumor potentially leading to enhanced immune stimulation without the risk of systemic inflammation. We believe that ALT-702 represents a new approach in immuno-oncology that may be developed as a monotherapy or be used in conjunction with immune checkpoint inhibitors, oncolytic viruses or other approaches in immuno-oncology or improve their effectiveness.  We are currently conducting preclinical studies using an aggressive tumor model based on the murine CT26 colorectal carcinoma cell line. We recently met a key preclinical milestone with the demonstration of systemic antitumor activity following intra-tumoral injection in an individual solid tumor. The aggressive tumor model involved the establishment of a tumor in each flank of a mouse. In the study, three doses of ALT-702 were injected into one tumor mass over five days with concomitant treatment with an anti-CTLA4 antibody immune checkpoint inhibitor administered intraperitoneally. Tumor regression was noted in both injected (88%) and non-injected (38%) lesions, and overall survival in the ALT-702 + anti-CTLA4 group was markedly better than either agent alone. We plan to complete ALT-702’s preclinical data set in 2020.

NasoShield

NasoShield is an anthrax vaccine product candidate designed to provide rapid and stable protection after a single intranasal administration. It is being developed with the support of the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) for post-exposure prophylaxis against anthrax following exposure to aerosolized B. anthracis spores. After an individual has been exposed to the spores that cause anthrax, B. anthracis bacteria multiply and release toxins within the host. Although antibiotic therapy is effective at eliminating the actively growing bacteria, vaccination is necessary to protect against the germination of dormant spores after the cessation of antibiotic therapy. Because NasoShield is intended to protect against anthrax after a single intranasal dose, we believe it may be a convenient and simple alternative to the only approved vaccine, which must be given as a series of three injections over 1 month. We believe the simplified immunization route and schedule, together with the reliable stability at ambient temperature may allow NasoShield to be deployed in an anthrax event more easily and faster than the currently approved vaccine. We plan to commence a Phase 1b trial of NasoShield in 2020. The planned Phase 1b clinical trial builds on the Phase 1a trial completed in 2018 and will evaluate the effect of modified methods of intranasal dosing on NasoShield safety and immunogenicity. Results are expected in the fourth quarter of 2020.

NasoVAX

NasoVAX is a recombinant intranasal vaccine product candidate that is being developed for both seasonal and pandemic use. NasoVAX is believed to simultaneously activate the humoral, mucosal and cellular immune arms which may enable a more comprehensive immune response. The data from our Phase 2a trial with a monovalent NasoVAX vaccine indicated that NasoVAX was generally well-tolerated and achieved 100% seroprotection with serum antibody responses, which was comparable to published results of a licensed injected influenza vaccine. Statistically significant increases in mucosal antibody were noted as well as a robust T cell response directed against influenza. Approximately half of the subjects from the highest dose were evaluated between 12 and 14 months after initial dosing for additional immunogenicity assessment. The durability data show that the immune response elicited by NasoVAX was stable with no overall change in the antibody titer or level of seroprotection over an average of 13 months. We believe the combination of serum antibody, mucosal antibody and T-cell response in combination with the durability data provides the potential for improved protection against influenza and suggests that NasoVAX could have a great impact on flu symptoms and shedding of the influenza virus. We are evaluating strategic alternatives to fund the development of NasoVAX, such as regional licensing, government funding, or co-development of the program.

AdCOVID

In February 2020, we announced the advancement of AdCOVID, a novel single-dose, intranasal vaccine using our proprietary intranasal vaccine technology, to protect against COVID-19, the disease caused by the SARS-CoV-2 virus. Based on the RespirVec vaccine platform, it is expected that AdCOVID has the potential to activate the mucosal, humoral, and cellular immune arms against the virus that causes COVID-19. We believe the excellent stability of RespirVec vaccines when combined with the simple intranasal route of administration may allow for efficient and inexpensive distribution of the vaccine. We have completed the design and synthesis of the vaccine and are now advancing it toward animal testing and manufacturing. We plan to initiate a Phase 1 clinical study for AdCOVID in the third quarter of 2020.

Our Strategy

Key elements of our strategy include the following;

•	Apply our platform technologies to design and develop immunotherapeutic products tailored to address a wide range of disease indications including NASH, obesity, cancer, acute and chronic infections;
•	Strategically partner or out-license certain product candidates at later stages of development to focus our efforts on early to mid-stage product development; and
•	In-license or acquire complementary immunotherapeutic technologies and product candidates that are either synergistic or complementary to our capabilities to expand our pipeline.

Our Technology Platforms

Certain product candidates are based on our proprietary platform technologies as described below.

Densigen

Densigen is our synthetic peptide technology platform. HepTcell was developed using our Densigen platform which is designed to activate T-cells to generate a cytotoxic immune response against intracellular pathogens. This synthetic peptide technology is based on peptides of 30 – 40 amino acids that comprise a high density of CD4 and CD8 T-cell epitopes selected to focus the T-cell response on highly conserved targets and allow diverse populations to respond to the product candidate. Densigen technology is protected by patents owned by us.

Key aspects of our Densigen technology, supported by findings in our preclinical studies and clinical trials, include its potential to:

•	elicit responses across multiple targets for the disease;
•	direct an immune response precisely to specific antigen sites, thereby avoiding more reactive but less effective sites present in the full-length protein; and
•	prompt a stronger immune response than naked peptides due to depot effect caused by attaching a biologically inert fluorocarbon chain to each peptide.

RespirVec

NasoShield, NasoVAX and AdCOVID, our respiratory anti-infective product candidates, are derived from our RespirVec platform, which is designed to elicit rapid and long-term immune protection by intranasal delivery of adenovectored pathogen sequences. We believe that our RespirVec technology may be particularly well-suited for pandemic response to respiratory pathogens as a result of its ability to stimulate mucosal immunity in the nasal cavity, a site of viral attack.  RespirVec is designed to stimulate serum neutralizing antibody and cellular immune response for a broad immune response and is stable at room temperature for several months. We believe that the favorable stability profile of RespirVec vaccines, when combined with the simple intranasal route of administration, has the potential for efficient and inexpensive distribution of the vaccine in a pandemic.

RespirVec technology is comprised of intranasal delivery of replication-deficient adenoviruses and is protected by patents that we own or license.

Key aspects of our RespirVec technology, supported by findings in our preclinical studies and clinical trials, include its potential to:

•	enable intracellular expression of the vaccine antigen for authentic immune presentation;
•	mobilize the innate, cellular and mucosal immune systems, not just the antibody-based response triggered by conventional injectable vaccines;
•	elicit a more durable antibody response than typical licensed injectable vaccines;
•	provide a self-adjuvanting adenovector delivery system with the potential to improve immunogenicity; and
•	allow a rapid production cycle at anticipated lower costs.

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

Large and established companies such as Roche, Novartis, Pfizer and Sanofi Pasteur, among others, compete in the same market as our product candidates. These companies compete with us with their greater experience and resources to support their research and development efforts, conduct testing and clinical trials, obtain regulatory approvals to market products, manufacture such products on a broad scale and market approved products. These companies also compete with us by having significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development and have collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product that we develop obsolete.

We also face competition from smaller companies who, like us, rely on investors to fund research and development and compete for co-development and licensing opportunities from large and established pharmaceutical companies. We face competition for ALT-801, our dual GLP-1/glucagon dual agonist for the treatment of NASH, from companies such as Genfit SA, which is developing a peroxisime proliferator activated receptor agonist; Viking Therapeutics, which is developing a thryroid hormone receptor beta selective agonist; and Intercept Pharmaceuticals, which is developing a farnesoid X receptor agonist. We face competition for HepTcell, our immunotherapeutic HBV product candidate, from companies such as Transgene which is developing an adenovirus-based vaccine; Arrowhead Pharmaceuticals, which is developing an HBV therapeutic vaccine; and Inovio, which is developing a DNA vaccine delivered by in vivo electroporation. We face competition for ALT-702, our conjugated TLR7/8 agonist for the treatment of cancer, from companies such as Curevac, which is developing a CV8102, a TLR7/8/RIG-1 agonist based on noncoding single stranded RNA for the treatment of solid tumors; and Urogen, which is developing a TLR7 agonist for bladder cancer. We face competition for NasoShield, our single dose intranasal anthrax vaccine product candidate from Emergent Biosolutions, which manufactures the existing anthrax vaccine; and additionally, we generally face substantial competition for government funding from companies that develop products with government contracts and grants. Finally, we face competition for NasoVAX, our intranasal influenza candidate from Novavax, which is developing an influenza vaccine; and a number of companies of varying sizes are also pursuing the development of a “universal” flu vaccine. Any of these smaller companies may develop competing products more rapidly than we do. We also face competition from multiple biotechnology and bio-pharmaceutical companies, such as Moderna, Inovio and Sanofi, that are in the process of developing vaccines against COVID-19 using different vaccine platforms. Certain of these vaccine technologies may develop at a faster rate than AdCOVID or have superior immunogenicity or manufacturability attributes.

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

Formulation of Antigen Delivery Vectors — Manufacturing Process for the Final Formulation of the Antigen Delivery Vectors

We are developing an intermediary of the manufacturing process for solubilizing the fluorocarbon antigens, for which we have a patent issued in the United States, Europe, China, South Korea and Japan and patent applications pending in the United States and Japan, as well as other commercially relevant jurisdictions. The claims are directed to methods of solubilizing certain fluorocarbon antigen peptides using acetic acid formulations and manufactured lyophilized compositions thereof that are soluble in an aqueous solution. The patent and, if issued, the patent(s) resulting from the pending patent applications are expected to have an expiration date no earlier than December 2031, not giving effect to any potential extensions and assuming payment of all associated fees.

Patent Rights Related to our RespirVec Platform Technology

Immunotherapy for Respiratory Pathogens — Intranasal Application of Adenoviral Vector Vaccines

We are developing a rapid and prolonged immunologic-therapeutic technology, for which we have a patent issued or allowed in the United States, Europe, South Korea and Japan for respiratory pathogens including influenza and anthrax; the respiratory pathogen COVID-19 in Europe; and pending applications in the United States, Europe, Japan, and other commercially relevant jurisdictions. The claims are directed to methods for inducing an immune response against respiratory pathogens including influenza and Bacillus anthracis, the causative agent of anthrax, comprising intranasal administration of an effective amount of E1 and/or E3 deleted adenovirus. The patent and, if issued, the patent(s) resulting from the pending applications have an expiration date no earlier than March 2032, not giving effect to any potential extensions and assuming payment of all associated fees.

Topical and Intranasal Application of Adenoviral Vectors Expressing Heterologous Antigen — In-Licensed from the University of Alabama at Birmingham Research Foundation

We were the exclusive licensee of patents owned by the University of Alabama at Birmingham Research Foundation (“UABRF”). That agreement expired in accordance with its terms in January 2020.  The patents were directed to topical noninvasive application of genetic vectors. The patents were issued in the United States and certain European countries, including Great Britain, France, Germany, Italy, Netherlands and Spain, as well as other commercially relevant jurisdictions. The claims were directed to methods of non-invasively inducing a systemic immune response in a bird or mammal against a gene product comprising contacting skin, or intranasal administration, of the bird or mammal with a genetic vector in an amount effective to induce the response.

Under that same agreement with UABRF we were also the exclusive licensee of one issued U.S. patent and a pending patent application owned by the UABRF directed to mucosal administration of genetic vectors. The claims were directed to methods of non-invasive immunization by administering a non-replicating adenovirus vector expressing influenza antigens via intranasal administration.  The issued U.S. patent expired in January 2020 and the pending patent application was abandoned.

We entered into the agreement with the UABRF on March 1, 1998, amended and restated the agreement on June 2, 2014 and further amended the agreement as of October 16, 2015.  This is the agreement pursuant to which we obtained an exclusive license under the patent rights described above to develop, manufacture and commercialize a non-invasive vaccine technology within the field of use, which includes any diagnostic, vaccine or therapeutic use or methods, in any country in which the licensed patents were pending or had been granted.

In connection with the original license, we paid an up-front license fee of $0.03 million and issued 2,986 shares of common stock to UABRF. We also agreed to make certain payments, including an annual maintenance payment and royalty payments as a percentage of net sales of licensed products covered by valid claims of any licensed patent in the country of sale until the expiration of the last to expire of such patents in such country. The royalty payments were subject to a minimum annual royalty amount following the first commercial sale of a licensed product, ranging from low five figures to low six figures. To date, we have paid UABRF an aggregate of $498,000 under the license agreement consisting of cash and promissory notes to UABRF that have since been repaid, and $94,000 in shares of common stock

PER.C6 Cell Line — In-Licensed from Janssen Vaccines & Prevention B.V (Formerly Crucell Holland, B.V.)

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

In consideration for the license, we paid an up-front license fee, issued equity shares, and agreed to pay certain development-based milestone payments through approval of licensed products by the Food and Drug Administration (“FDA”), up to an aggregate amount of approximately $2.5 million. We also agreed to pay royalty payments as a percentage of net sales of products in any country where the manufacture of such product is covered by a valid claim of any licensed patent or uses licensed know-how, subject to a royalty stacking reduction and minimum annual royalty payments, until the expiration of the term of the amended agreement. To date, we have paid Janssen $2.2 million in cash and equity under the amended agreement.

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

Patent Rights Related to Our Product Candidates

ALT-801, Dual GLP-1/Glucagon Dual Agonist for NASH

We are the exclusive licensee of patent rights held by Mederis Diabetes, LLC (“Mederis”) to develop and commercialize a dual GLP-1/glucagon dual agonist for the treatment of obesity, metabolic syndrome, insulin resistance, diabetes and cardiovascular disease. Patents under this license have been granted in the United States, Europe, Japan, Australia and Mexico with pending applications in the United States, Europe, Japan, and Korea, as well as other commercially relevant jurisdictions. The License Agreement provides us with a royalty-free, fully paid-up exclusive (even as to Mederis) license under certain Mederis-owned know-how and patents (the “Licensed IP”) to make, use, sell, offer for sale, import and export products worldwide (the “License Grant”). The License Agreement also provides a royalty-free, fully paid-up, non-exclusive license back to Mederis under certain Licensed IP to make, use, sell, offer for sale, import and export certain products outside of the field of incretin-based peptide therapeutics, and variants thereof worldwide (the “Grant Back License”).

We may terminate the License Agreement in its entirety upon sixty (60) days’ written notice to Mederis. Spitfire and Mederis also each have the right to terminate the License Agreement upon the occurrence of a material breach of the License Agreement by the other party, subject to cure provisions. In addition, Spitfire has the right to terminate the Grant Back License portion of the License Agreement upon the occurrence of a material breach of the License Agreement by Mederis, subject to cure provisions.

HepTcell, Chronic Hepatitis B Immunotherapy

We are developing an HBV immunotherapy technology directed to compositions comprising fluorocarbon constructs with specific peptide HBV antigen sequences. We have an issued patent for this technology in the United States, and pending applications in the United States, Europe, Asia, and India, as well as other commercially relevant jurisdictions. The claims are directed to HBV antigen peptide sequences comprising T-cell epitopes linked to fluorocarbon chains and compositions comprising at least two of the fluorocarbon linked HBV antigen peptide sequences. If issued, the patent(s) resulting from the pending patent applications are expected to have an expiration date no earlier than December 2033, not giving effect to any potential extensions and assuming payment of all associated fees. HepTcell is also covered by the patents and patent applications relating to our Densigen platform technology.

ALT-702, Immunostimulant for Solid Tumors

We are developing a depot-forming immunostimulant for solid tumors for which we have a patent issued in the United States and patent applications pending in the United States, Canada, Russia, Europe, Japan and Korea. The claims are directed to conjugated immune stimulatory constructs, compositions comprising the constructs and methods of using the constructs to stimulate an immune response. The patents and, if issued, the patent(s) resulting from the pending patent applications are expected to have an expiration date no earlier than 2034, not giving effect to any potential extensions and assuming payment of all associated fees.

NasoShield, Anthrax Vaccines

We are developing a rapid and prolonged immunologic-therapeutic technology for anthrax (NasoShield), for which we have a patent granted in the United States, Canada, Europe and Japan. Additional patent applications are pending in the United States, Europe, Japan and other commercially relevant jurisdictions. The issued and pending claims are directed to methods for inducing a rapid protective response against anthrax, comprising intranasal administration of an effective amount of E1 and/or E3-deleted adenovirus expressing a Bacillus anthracis antigen. The patent, if issued, resulting from the pending applications are expected to have an expiration date no earlier than March 2032, not giving effect to any potential extensions and assuming payment of all associated fees.

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

NasoVAX, an Influenza Vaccine

We are developing a rapid and prolonged immunologic-therapeutic technology for influenza, for which we have a patent issued in the United States, Europe and Japan for influenza and patent applications pending in the United States, Canada, Europe and Japan, as well as other commercially relevant jurisdictions. The issued and pending claims are directed to methods for inducing a rapid protective response against influenza, comprising intranasal administration of an effective amount of E1 and/or E3 deleted adenovirus. The patent and, if issued, the patent(s) resulting from the pending applications are expected to have an expiration date no earlier than March 2032, not giving effect to any potential extensions and assuming payment of all associated fees. NasoVAX is also covered by the patents and patent applications relating to our RespirVec platform technology, including an issued U.S. patent with claims directed to methods of non-invasive immunization by administering a non-replicating adenovirus vector expressing influenza antigens via intranasal administration.

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

BARDA Anthrax Contract

We are developing our NasoShield anthrax vaccine pursuant to a contract with BARDA that commenced in July 2016. Under this contract, BARDA pays us a fixed fee and reimburses certain of our costs for the research and development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine through current good manufacturing practice (“cGMP”) manufacture and conduct of a Phase 1 clinical trial dose ranging assessment of safety and immunogenicity. The contract consists of an initial base performance period providing approximately $27.8 million in funding for the period July 2016 through December 2020. BARDA has seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical studies for a three-year period. Each option, if exercised by BARDA, would provide additional funding ranging from approximately $1.1 million to $34.4 million, providing a total contract potential of $133.7 million. To date, we have received an aggregate of approximately $21.9 million in revenue under the current BARDA contract.

We have been audited by BARDA through 2016 and have agreed on final indirect rates with the Defense Contract Audit Agency (“DCAA”) through 2016.

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

NIAID Anthrax Contract

Through the third quarter of 2019, we were developing an anthrax vaccine pursuant to a contract with NIAID. SparVax-L, a recombinant protein-based anthrax vaccine, was designed to require fewer doses and have a longer shelf life than the only currently licensed anthrax vaccine. We demonstrated a significant improvement in shelf life (two years at room temperature and six years at refrigerated temperatures) with a lyophilized formulation. Preclinical experiments showed it to be 100% protective with a two-dose regimen (administered on study Days 0 and 14 days) with higher protective (toxin neutralizing) antibodies than the currently licensed vaccine administered under the same schedule. Activities under this contract were completed during the quarter ended September 30, 2019 and no further funding is expected for this program. As a result of the contract completion and the US government’s funding prioritization of only single dose anthrax vaccine candidates, we abandoned the project and impaired the $1.0 million remaining net book value of the SparVax-L IPR&D asset.  The carrying value at December 31, 2019 and 2018 is $0 and $1.0 million, respectively.

United States Government Regulation

Biological products, such as our product candidates, are subject to regulation under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”), the Public Health Service (“PHS Act”), the Food and Drug Administration (FDA) regulations under Title 21 of the Code of Federal Regulations (21 CFR) as well as other federal, state and local statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products. FDA concurrence must be obtained before clinical testing of biological products. FDA approval must be obtained before marketing of biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources, and each process may take several years to complete, although certain expedited programs potentially applicable to our product candidates, such as FDA fast track designation for certain new drugs with the potential to address unmet medical needs for certain serious or life-threatening conditions, may potentially expedite approval processes. Certain federal incentive programs are also potentially applicable to our product candidates, such as for “orphan drugs” that treat rare conditions, and programs supporting the development of bioterrorism medical countermeasures. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all, and we may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our product candidates. In addition, the FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the products. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval. In addition, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could adversely affect our ability to commercialize our product candidates.

Biological Products Development Process

The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

•

completion of preclinical laboratory tests and animal studies according to applicable good laboratory practices (“GLPs”), studies used to support animal rule pathway submissions, and applicable requirements for the humane use of laboratory animals or other applicable regulations;

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

•

submission to the FDA of a biologics license application (“BLA”), for marketing approval that includes substantive evidence of safety, purity and potency from results of preclinical testing and clinical trials, and detailed information about the chemistry, manufacturing and controls for the product candidate, reports of the outcomes and full data sets of the clinical trials and proposed labeling and packaging for the product candidate;

•	review of the product candidate by an FDA advisory committee, where appropriate or if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMPs, to assure that the facilities, methods and controls are adequate to preserve the biological product candidate’s identity, strength, quality and purity;

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

Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events (“AEs”), should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND, during applicable phases of development. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials, not only from the investigational product itself but also from any required procedures or study visits to be conducted during the trial, are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

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

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected AEs, any findings from other studies, tests in laboratory animals or in vitro testing and other sources that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients. FDA also permits the administration of investigational biological products to patients under its expanded access regulatory authorities. Under these authorities, patients who are ineligible to meet clinical trial entry criteria may be eligible for accessing investigational products, including through individual compassionate or emergency use in concert with their requesting physician. For MCM-focused products, in particular, FDA has recently indicated that its expanded access authorities may be important in enabling quicker access to investigational products intended for MCM uses in the COVID-19 pandemic.

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

A manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug.  This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational drug or, as applicable, 15 days after the drug receives a designation as a breakthrough therapy, fast track product, or regenerative advanced therapy.

Review and Approval Processes

After the completion of clinical trials of a biological product, the FDA approval of a BLA must be obtained before commercial marketing of the biological product. The BLA must include results of product development, laboratory and animal studies, human studies, information on the manufacture and composition of the product, proposed labeling and other relevant information. In addition, under the Pediatric Research Equity Act, as amended, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers depending on the designated pathway for submission. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all. In addition, annual reports must be submitted for BLAs for seasonal influenza vaccines.

Under the Prescription Drug User Fee Act (“PDUFA”), as amended, each BLA must be accompanied by a significant user fee. PDUFA also imposes an annual prescription drug product program fee for biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business.

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

Certain U.S. Regulatory Incentives and Other Programs

Priority Rule Voucher (PRV)

The 21st Century Cures Act (“Cures Act”), which was signed into law on December 13, 2016, established a new priority review voucher (“PRV”) program for material threat Medical Countermeasures (“MCMs”). Upon approval of a material threat MCM application, the FDA will award a PRV provided certain criteria are met. When a marketing application receives a priority review designation, the FDA’s goal is to take action on that application within 6 months. To be considered a material threat MCM application, the application must be: (i) intended for use to prevent or treat harm from a chemical, biological, radiological, or nuclear (CBRN) agent (or intended to mitigate, prevent or treat harm caused by an MCM used against such agent) determined by the Department of Homeland Security to be a material threat; (ii) eligible for priority review; (iii) approved after the date of enactment of the Cures Act; and (iv) for a drug for which an active ingredient has not been previously approved by the FDA.

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
•

based on the totality of scientific evidence available to the Secretary of HHS, including data from adequate and well-controlled clinical trials, if available, it is reasonable to believe that the product may be effective in diagnosing, treating or preventing the disease;

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

Marketing Exclusivity for Reference Biological Products

As part of the ongoing efforts of governmental authorities to lower health care costs by facilitating generic competition to pharmaceutical products, the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), enacted as part of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (“Health Care Reform Law”), created a new abbreviated regulatory approval pathway in the United States for biological products that are found to be “biosimilar” or “interchangeable” with a biological “reference product” previously licensed under a BLA. This abbreviated approval pathway is intended to permit a biosimilar to come to market more quickly and less expensively by relying to some extent on the data generated by the reference product’s sponsor, and the FDA’s previous review and approval of the reference product. Under the BPCIA, a biosimilar sponsor’s ability to seek or obtain approval through the abbreviated pathway is limited by periods of exclusivity granted by the FDA to the holder of the reference product’s BLA, and no biosimilar application may be accepted by the FDA for review until 4 years after the date the reference product was first licensed by the FDA, and no biosimilar application, once accepted, may receive final approval until 12 years after the reference product was first licensed by the FDA.

While we would expect to be granted this 12-year period of exclusivity for our product candidates, if approved, notably, this period of reference product market exclusivity applies only to the biosimilar pathway and will not, for example, provide protection against any biological product for a similar indication that achieves FDA approval under a traditional BLA based on the sponsor’s own research data There is also risk that the 12-year period of biological reference product exclusivity could be shortened due to congressional action, or that the FDA will not consider our product candidates, if they are approved, to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Once approved, biosimilars likely would compete with, and in some circumstances may be deemed under the law to be “interchangeable with,” the previously approved reference product. The extent to which a biosimilar, once approved, will be substituted for any one of our product candidates, if approved, in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. Although there is uncertainty regarding the impact of this program, it seems likely that if any of our product candidates are approved by the FDA, there is risk that the approval of a biosimilar competitor to one of our products could have an adverse impact on our business. In particular, a biosimilar could be significantly less costly to bring to market and priced significantly lower than our product, if approved by the FDA.

FDA Expedited Development and Approval Programs

Certain FDA programs are intended to speed the availability of drugs that treat serious diseases, which could potentially apply to our product candidates, although this cannot be assured, and we do not currently have any products with fast track designation. The FDA fast track designation programs is designed to facilitate the development and review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs for the conditions. Fast track designation applies to a combination of the product and the specific indication for which it is being studied. Thus, it is the development program for a specific drug for a specific indication that receives fast track designation. The sponsor of a product designated as being in a fast track drug development program may engage in close early communication with the FDA, including through timely meetings and feedback on clinical trials. Products in fast track drug development programs also may be eligible for FDA priority review or accelerated approval, if relevant criteria are met. A drug reviewed pursuant to priority review has a six-month review clock instead of a ten-month review clock. Sponsors of drugs with fast track designation may also be able to submit completed portions of an application before the entire application is completed; however, the review clock will not officially begin until the entire completed BLA is submitted to and filed by the FDA. The FDA may notify a sponsor that its program is no longer classified as a fast track development program if the fast track designation is no longer supported by emerging data, the designated drug development program is no longer being pursued, or another product that meets the unmet medical need for the same indication.

A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a product, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

Pediatric Exclusivity

Biologics, such as our product candidates, may be eligible for pediatric exclusivity, an incentive intended to encourage medical product research for children. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods applicable to biological products — namely, the four-year period during which the FDA will not consider an application for a biosimilar product, and the 12-year period during which the FDA will not approve a biosimilar application. This six-month exclusivity, which runs from the end of these exclusivity protection periods, may be granted based on the completion of a pediatric trial in response to a written request from the FDA. It is possible, but not assured, that certain of our current or future product candidates may be targeted to pediatric populations, such as our influenza vaccine candidate, and so pursuit of this incentive may be relevant.

Orphan Drug Designation

The FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition” that affects fewer than 200,000 individuals in the United States, or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for such a disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation can provide opportunities for grant funding towards clinical trial costs, tax advantages and FDA user fee exemptions. In addition, if a product that has an orphan drug designation subsequently receives FDA approval for the indication for which it has such designation, the product may be entitled to orphan drug exclusivity, which means the FDA would not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. It is possible, but not assured, that certain of our current or future product candidates may be targeted to rare diseases or conditions, such as with respect to our cancer vaccine activities, and so pursuit of this incentive may be relevant to us.

U.S. Regulations Affecting Health Care Companies

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

The federal Anti-Kickback Law prohibits providers and others from knowingly and willingly, directly or indirectly, soliciting, receiving, offering or paying any remuneration with the intent of generating referrals of individuals or purchases, orders, or recommendations for services or items covered by a federal government health care program. Many states have enacted similar laws. Courts have interpreted this law very broadly, including by holding that a violation has occurred if one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. There are statutory and regulatory exceptions, or safe harbors, that outline arrangements that are deemed lawful. However, the fact that an arrangement does not fall within a safe harbor does not necessarily render the conduct illegal under the Anti-Kickback Law. In sum, even common business arrangements, such as discounted terms and volume incentives for customers in a position to recommend or choose drugs for patients, such as physicians and hospitals, can result in substantial legal penalties, including, among others, exclusion from Medicare and Medicaid programs, and arrangements with referral sources must be structured with care to comply with applicable requirements. Also, certain business practices, such as payment of consulting fees to health care providers, sponsorship of educational or research grants, charitable donations, interactions with health care providers that prescribe products for uses not approved by the FDA and financial support for continuing medical education programs, must be conducted within narrowly prescribed and controlled limits to avoid the possibility of wrongfully influencing health care providers to prescribe or purchase particular products or as a reward for past prescribing. Violations of the Anti-Kickback Law may be punished by civil and criminal penalties or exclusion from participation in federal health care programs, including Medicare and Medicaid.

The Federal False Claims Act (“FCA”) is violated by any entity that “presents or causes to be presented” knowingly false, fictitious, or fraudulent claims for payment to the federal government. In addition, the Health Care Reform Law amended the FCA to create a cause of action against any person who knowingly makes a false statement material to an obligation to pay money to the government or knowingly conceals or improperly decreases an obligation to pay or transmit money or property to the government. For the purposes of these recent amendments, an “obligation” includes an identified overpayment, which is defined broadly to include “any funds that a person receives or retains under Medicare and Medicaid to which the person, after applicable reconciliation, is not entitled…” The FCA is commonly used to sue those who submit allegedly false Medicare or Medicaid claims, as well as those who induce or assist others to submit a false claim. “False claims” can result not only from non-compliance with the express requirements of applicable governmental reimbursement programs, such as Medicaid or Medicare, but also from non-compliance with other laws, such as the Anti-Kickback Law or laws that require quality care in service delivery. The fraud and abuse regulations have been subject to varying interpretations, as well as heightened enforcement activity over the past few years, and significant enforcement activity has been the result of “relators,” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under federal and state false claims laws. Violations of the FCA can result in treble damages, and each false claim submitted can be subject to a civil penalty. Most states have adopted similar state false claims laws, and these state laws have their own penalties which may be in addition to federal FCA penalties.

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

In addition to the above, several other laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials.

For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the Anti-Kickback Law, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, impose, among other things, requirements relating to the privacy, security and transmission of individually identifiable health information on certain covered healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their respective “business associates,” those independent contractors or agents of covered entities that perform services for covered entities them that involve the creation, use, receipt, maintenance or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information.. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

In addition, federal consumer protection and unfair competition laws, broadly regulate marketplace activities and activities that potentially harm consumers.

Analogous state and foreign law equivalents may differ in significant ways. Data privacy and security laws and regulations in foreign jurisdictions such as the General Data Protection Regulation, which became effective in May 2018, are more stringent than laws in the United States. State laws governing the privacy and security of health information in certain circumstances, such as the California Consumer Privacy Act, which went into effect January 1, 2020, increase privacy and security obligations on entities handling personal data.

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

Since its enactment, there have been numerous judicial, administrative, executive, and  legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court; the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

Another provision of the Health Care Reform Law, generally referred to as the Physician Payment Sunshine Act or Open Payments Program, has imposed new reporting and disclosure requirements for pharmaceutical and medical device manufacturers and distributors with certain FDA-approved products, such as approved vaccines, with regard to payments or other transfers of value made to certain U.S. health care practitioners, such as physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and academic medical centers, and with regard to certain ownership interests held by physicians and their immediate family members in reporting entities. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. The CMS publishes information from these reports on a publicly available website, including amounts transferred and the physician and teaching hospital identities.

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

It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing health care legislation. On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act. Further, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019.

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

Clinical Trial Authorization in the European Union

The Clinical Trials Directive and European Commission guidance describe the steps that a sponsor must take before commencing a clinical trial in the European Union. According to these documents, a clinical trial may commence only if: (i) the anticipated therapeutic and public health benefits outweigh any foreseeable risks and inconveniences to the subjects; (ii) the trial subjects understand the objectives and risks of the trial and give informed, written consent to participate; (iii) the trial safeguards the physical and mental integrity of the subjects; and (iv) insurance covers the liability of the sponsor and investigator. To comply with these requirements, the trial sponsor must take certain steps. In general, the sponsor must take responsibility for trial conduct, appointment of an appropriate investigator, selection of the institution that will conduct the trial, quality control, data collection standards, protocol drafting, and creation of the investigator’s brochure. The sponsor then must apply for approval from both the ethics committee and the relevant NCA in the member state. Written authorization may be required for all biologics trials and is required for trials involving medicines containing genetically modified organisms, medicines for gene therapy, and medicines for somatic cell therapy (including xenogeneic cell therapy). The opinion of the ethics committee should be issued within 60 days. A review period of 30 days can be added for medicines requiring written authorization noted earlier, and for xenogeneic cell therapy, there are no time limits for authorization. This timeframe can be extended by an additional 90 days (in addition to the original 90 days) if the ethics committee consults a national group or committee. The trial may begin only if (i) the ethics committee has issued a favorable opinion and (ii) no competent authority has informed the applicant of grounds for non-acceptance.

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

To ensure that clinical trials in all three phases of development will be adequate to support a Marketing Authorization Application (“MAA”), sponsors should design these trials with the MAA requirements in mind. Biologics in general need to comply with the requirements set out in Part III of the Annex I to Directive 2003/63/EC (which amends the core EU medicines legislation, Directive 2001/83/EC), and advanced therapy medicinal products need to comply with the requirements described in Part IV.

Consultation with the European Medicines Agency

A sponsor may obtain, from the EMA, scientific advice regarding clinical trial protocols. Although this advice does not bind the ethics committees or NCAs and is not binding for purposes of a future MAA, it can be useful to guide revisions to the protocol. EMA’s remarks will only address scientific issues and will generally focus on matters such as the selection of endpoints and comparator, the duration of treatment or follow-up and the design of pivotal studies. Advice also might address a sponsor’s proposal to deviate from a CHMP guideline. If the applicant decides not to follow the EMA’s advice, it should justify this decision in its MAA. EMA guidance details the procedures for requesting scientific advice. The fact that an applicant requests advice from EMA does not preclude it from also seeking advice from national competent authorities or from foreign regulators, such as the FDA. The process of obtaining advice from the national competent authorities is often less formal than requesting advice from the EMA, and such advice can prove helpful. Consequently, seeking such advice is a common choice among applicants. Generally, the parallel scientific procedure is available for “important breakthrough drugs,” that is, products that the EMA and FDA have identified as falling within therapeutic areas of overlapping interest (e.g., oncology products, vaccines and blood products). The goal of these meetings is to provide clarity regarding the regulatory requirements of each region and the reasons for any differences between them. A sponsor requesting parallel scientific advice should authorize the agencies to exchange all information about the product, including trade secrets. After the parallel scientific advice procedure, each agency will provide its own independent advice on the questions at issue. There is no guarantee of harmonized advice or identical regulatory decisions on the approvability of the product.

European Marketing Authorization

In the European Economic Area (“EEA”), which includes the 27-member states of the European Union plus Norway, Iceland and Liechtenstein, medicinal products can only be placed on the market after approval of a Marketing Authorization Application, or MA. The MA is based on the results of pharmaceutical tests, preclinical tests and clinical trials conducted on the medicinal product in question. There are two types of MAs:

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

•

National MAs, which are issued by the competent authorities of the member states of the EEA and only cover their respective territory, are available for drugs not falling within the mandatory scope of the Centralized Procedure. Where a drug has already been authorized for marketing in a member state of the EEA, this National MA can be recognized in other member states through the Mutual Recognition Procedure. If the drug has not received a National MA in any member state at the time of application, it can be approved by multiple member states in parallel through the Decentralized Procedure.

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

Orphan medicinal products still remain subject to the same regulatory approval process, albeit that they are always assessed through the Centralized Procedure. Effective September 19, 2018, sponsors applying for Orphan Designation must use EMA’s secure online IRIS platform. However, sponsors of orphan medicinal products are eligible to benefit from a number of incentives offered, including certain assistance with development of the medicinal product, reduced fees for MA applications and protection from market competition once the medicinal product is authorized, as below.

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

EU Directive 2001/83/EC allows for clinical trials conducted outside the European Union to be taken into consideration during the review of an MAA in the European Union if such trials have been designed, implemented and reported based on principles equivalent to those of the Clinical Trials Directive with regard to good clinical practice and ethical principles. Moreover, they should comply with the ethical principles outlined in the Declaration of Helsinki. The applicant must submit a statement declaring such compliance as part of the MAA. In December 2008 and April 2012, the EMA published a strategy paper on the acceptance of data from foreign clinical trials conducted in “third countries,” particularly those outside the “‘traditional’ Western European and North American research areas.” According to the 2008 strategy paper, there is a “growing concern both among regulators and in public debate about how well these trials are conducted from an ethical and scientific/organizational standpoint.” The EMA has called for increased cooperation between international regulatory authorities involved in the supervision of clinical trials and has put forth other proposals to address these issues.

Manufacturing and Source of Supply

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical studies and clinical trials, as well as for commercial manufacture if our product candidates receive marketing approval. To date, we have obtained materials for clinical trials and non-clinical studies from third-party manufacturers who are suppliers to us. For our product candidates, we intend to identify and qualify additional contract manufacturers to provide commercial scale manufacturing prior to submission of a BLA to the FDA.

Employees

As of December 31, 2019, we had 25 full-time employees, 11 of whom hold M.D. or Ph.D. degrees and 8 of whom hold other advanced degrees. Of our total workforce, 15 are engaged primarily in research and development activities and 10 are engaged primarily in executive, finance and accounting, and administrative functions. As of December 31, 2019, 24 employees are in the United States and one employee in the United Kingdom. None are represented by labor unions or covered by collective bargaining agreements. We consider our relations with our employees to be good.

Financial Information

Our consolidated contract revenues were approximately $5.8 million and $10.3 million during the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2019, we recognized $5.3 million and $0.2 million as revenue from the BARDA and NIAID contracts, respectively. For the year ended December 31, 2018, we recognized $8.3 million and $2.0 million as revenue from the BARDA and NIAID contracts, respectively.

Financial Information by Geographic Area

For the years ended December 31, 2019 and 2018, all revenues were generated in the United States, which is our country of domicile. As of ended December 31, 2019 and 2018, long-lived assets with a net book value of $2.1 million and $2.8 million, respectively, were located in the United States. As of both years ended December 31, 2019 and 2018, long-lived assets with a net book value of $12.4 million were located outside of the United States.

Research and Development

During the years ended December 31, 2019 and 2018, we spent approximately $17.8 million and $18.5 million on research and development activities, respectively.

Corporate Information

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

We are a clinical-stage biotechnology company and have not yet generated revenues from product sales. To date, substantially all of our revenues have been derived from grants and contracts with governmental agencies, primarily our BARDA contract for our anthrax vaccine product candidate. We have incurred net losses in most periods since our inception, including a net loss of $20.5 million and $39.2 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we have an accumulated deficit of $137.4 million. To date, we have not received regulatory approvals for any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate product revenues or become profitable.

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

We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also test our goodwill and indefinite-lived intangible assets for impairment at least annually in the fourth quarter, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. During 2019, the development activities under our SparVax-L governmental contract were completed, with no future funding identified. As a result of the contract completion and the US government’s funding prioritization of only single dose anthrax vaccine candidates, we impaired $1.0 million for the remaining net book value of the SparVax-L IPR&D asset during 2019. At December 31, 2019, we continued to carry $12.4 million of indefinite lived intangible assets. Any such significant write-downs of our long-lived assets in the future could adversely affect our balance sheet and results of operations.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed would force us to delay, limit, reduce or terminate our product development or commercialization efforts.

We do not expect to generate revenue from product sales, licensing fees, royalties, milestones, contract research or other sources in an amount sufficient to fully fund our operations for the foreseeable future, if ever. Therefore, we will use our existing cash resources, together with funding received from BARDA, and will require additional funds to maintain our operations, continue our research and development programs, commence future preclinical studies and clinical trials, seek regulatory approvals and manufacture and market our products. As of December 31, 2019, our cash and short-term investment balance was $37.3 million. Based on our current operating plan, we believe that our existing cash will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least a twelve-month period from the issuance date of our December 31, 2019 financial statements. However, we do not expect that these funds will be sufficient to enable us to complete the clinical trials needed to seek marketing approval or commercialize any of our product candidates. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned.

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

Raising additional capital may cause dilution to stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates on unfavorable terms.

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

Our preclinical and clinical results are not necessarily predictive of the final results of our ongoing or future clinical trials. We have completed a Phase 2 clinical trial with NasoVAX; plan to initiate Phase 2 clinical development of HepTcell in 2020; are in Phase 1 clinical development with NasoShield; and are completing pre-clinical activities on ALT-801 and ALT-702. Success in preclinical studies may not be predictive of similar results in humans during clinical trials, and successful results from early or small clinical trials of a product candidate may not be replicated in later and larger clinical trials. Clinical trials are expensive, time consuming and uncertain as to outcome, and we cannot guarantee that any of these activities will be successful. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates, if we do not meet our clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for our product candidates, or we may determine to suspend development of or abandon specific product candidates. For example, we suspended the development of a Densigen platform-based product candidate, Flunisyn, which was being developed as a T-cell vaccine for the treatment of influenza, in favor of NasoVAX. Clinical trials with this product candidate showed that it was well tolerated and able to induce robust T-cell responses against the viral sequences represented, but a comparison of the entire study population in later-stage clinical trials showed no statistical differences between the vaccinated and placebo groups for several measures of protection.

In addition, we can offer no assurances that we have correctly estimated the resources or personnel necessary to seek partners, co-developers or acquirers for our biodefense programs. If a larger workforce or one with a different skillset is ultimately required to maintain these operations, we may be unable to maximize our existing anthrax vaccine program.

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

Our pursuit of a potential vaccine for the COVID-19 is at an early stage and may never enter into clinical testing or be approved.

In response to the global outbreak of coronavirus, we are pursuing the development of a single-dose vaccine to protect against COVID-19. The development of the vaccine is in very early stages and has not advanced to clinical testing, and we may be unable to produce a vaccine that successfully prevents the virus in a timely manner, if at all. If the outbreak is effectively contained or the risk of coronavirus infection is diminished or eliminated before we can successfully develop and manufacture our product candidate, if ever, the commercial viability of such product candidate may be diminished. We are also committing financial resources and personnel to the development of this product candidate which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of coronavirus as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our vaccine may not be effective.

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

•

the number of patients required for our clinical trials may be larger than we anticipate, enrollment in our clinical trials may be slower than we anticipate or participants may, including as a result of the COVID-19 pandemic, withdraw from our clinical trials, fail to complete dosing or fail to return for post-treatment follow-up at higher rates than we anticipate, any of which could result in significant delay;

•	occurrence of serious adverse events in clinical trials that are associated with the product candidate that are viewed to outweigh its potential benefits;

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

Delays, including delays caused by the above factors, can be costly and could negatively affect our ability to complete a clinical trial. For example, we have had delays in previous clinical trials, including those conducted for NasoVAX, as a result of clinical holds imposed by the FDA or other regulatory authorities and requests for additional or new information on vaccine product testing in connection with an Investigational New Drug (“IND”) submitted to the FDA. We have previously experienced multiple failures during the manufacturing of clinical materials for use in a future NasoVAX Phase 2 clinical trial.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates. If patients are unwilling to participate in our trials because of the COVID-19 pandemic and restrictions on travel or healthcare institution policies, negative publicity from adverse events in the biotechnology industries, public perception of vaccine safety issues or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether.

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

In addition, novel vaccine adjuvants, which are included in HepTcell, our product candidate based on the Densigen technology, may pose an increased safety risk to patients. Adjuvants are compounds that are added to vaccine antigens to enhance the activation and improve immune response and efficacy of vaccines. Development of vaccines with novel adjuvants requires evaluation in larger numbers of patients prior to approval than would be typical for therapeutic drugs. Guidelines for evaluation of vaccines with novel adjuvants have been established by the FDA and other regulatory bodies and expert committees. Any vaccine, because of the presence of an adjuvant, may have side effects considered to pose too great a risk to patients to warrant approval of the vaccine. Traditionally, regulatory authorities have required extensive study of novel adjuvants because vaccines typically get administered to healthy populations, in particular infants, children and the elderly, rather than in people with disease. As a result, although it is anticipated that HepTcell is intended for the treatment of patients suffering from a disease, regulatory agencies such as the FDA may nevertheless require us to conduct extensive safety testing prior to approval to demonstrate a low risk of rare and severe adverse events caused by our product candidates that include novel vaccine adjuvants.

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

Large and established companies such as Roche, Novartis, Pfizer and Sanofi Pasteur, among others, compete in the same market as our product candidates. These companies compete with us with their greater experience and resources to support their research and development efforts, conducting testing and clinical trials, obtaining regulatory approvals to market products, manufacturing such products on a broad scale and marketing approved products. These companies also compete with us by having significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development and have collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product that we develop obsolete.

We also face competition from smaller companies who, like us, rely on investors to fund research and development and compete for co-development and licensing opportunities from large and established pharmaceutical companies. We face competition for ALT-801, our dual GLP-1/glucagon dual agonist product candidate for the treatment of NASH, from companies such as Genfit SA, which is developing a peroxisime proliferator activated receptor agonist; Viking Therapeutics, which is developing a thyroid hormone receptor beta selective agonist; and Intercept Pharmaceuticals, which is developing a farnesoid X receptor agonist. We face competition for HepTcell, our immunotherapeutic HBV product candidate, from companies such as Transgene which is developing an adenovirus-based vaccine; Arrowhead Pharmaceuticals, which is developing an HBV therapeutic vaccine; and Inovio, which is developing a DNA vaccine delivered by in vivo electroporation. We face competition for ALT-702, our conjugated TLR7/8 agonist product candidate for the treatment of cancer, from companies such as Curevac, which is developing a CV8102, a TLR7/8/RIG-1 agonist based on noncoding single stranded RNA for the treatment of solid tumors; and Urogen, which is developing a TLR7 agonist for bladder cancer. We face competition for NasoShield, our single dose intranasal anthrax vaccine product candidate from Emergent Biosolutions, which manufactures the existing anthrax vaccine; and additionally we generally face substantial competition for government funding from companies that develop products with government contracts and grants. Finally, we face competition for NasoVAX, our intranasal influenza candidate from Novavax, which is developing an influenza vaccine; and a number of companies of varying sizes are also pursuing the development of a “universal” flu vaccine. Any of these smaller companies may develop competing products more rapidly than we do.

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

The market opportunities for any current or future product candidate we develop, if and when approved, may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed, and may be small.

Cancer therapies are sometimes characterized as first-line, second-line, or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We expect to initially seek approval of ALT-702 and any other product candidates we develop as a therapy for patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that product candidates we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

Even if we obtain regulatory approval, that approval may be for indications or patient populations that are not as broad as intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings

We are heavily dependent on the success of our leading product candidates, ALT-801, HepTcell, and NasoShield. If we ultimately are unable to develop, obtain regulatory approval for or commercialize ALT-801, HepTcell, and NasoShield, or any other product candidate, our business will be substantially harmed.

We currently have no products approved for commercial distribution. Our business strategy is to build a pipeline of product candidates using our proprietary platforms, including our leading product candidates ALT-801, HepTcell, and NasoShield, and to progress those product candidates through clinical development for the treatment of different types of diseases. We may not be able to develop products that are safe and effective for all or any of the indications that we target. Even if we are successful in building a product pipeline, the potential product candidates that we identify may not be suitable for clinical development for a number of reasons, including causing harmful side effects or demonstrating other characteristics that indicate a low likelihood of receiving marketing approval or achieving market acceptance. If our methods of identifying potential product candidates fail to produce a pipeline of potentially viable product candidates, then our success as a business will be dependent on the success of fewer potential product candidates, which introduces risks to our business model and potential limitations to any success we may achieve.

Because we have limited financial and managerial resources, we must focus on a limited number of research programs and product candidates and on specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future discovery and preclinical development programs and product candidates for specific indications may not yield any commercially viable products. Furthermore, until such time as we are able to build a broader product candidate pipeline, if ever, any adverse developments with respect to our leading product candidates, ALT-801, HepTcell, and NasoShield, would have a more significant adverse effect on our overall business than if we maintained a broader portfolio of product candidates.

Even if a current or future product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any current or future product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

•	efficacy and potential advantages compared to alternative treatments;
•	the ability to offer our products, if approved, for sale at competitive prices;
•	convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	the ability to obtain sufficient third-party coverage and adequate reimbursement, including with respect to the use of the approved product as a combination therapy; and
•	the prevalence and severity of any side effects.

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

We have conducted clinical trials in the United Kingdom and South Korea for HepTcell, and future clinical trials may be conducted in other foreign jurisdictions. Our ability to successfully initiate, enroll and complete a clinical trial in the United Kingdom or any other foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

•	difficulty in establishing or managing relationships with CROs and physicians;
•	different standards for the approval and conduct of clinical trials;
•	our inability to locate qualified local consultants, physicians and partners;
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

We are highly dependent on members of our senior management, including Dr. Vipin Garg, our President and Chief Executive Officer, Will Brown, our Chief Financial Officer, Dr. Scott Harris, our Chief Medical Officer, and Dr. M. Scot Roberts, our Chief Scientific Officer. Although we have entered into employment agreements with each of these members of senior management and key employees, the loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

A pandemic, epidemic or outbreak of an infectious disease in the United States may adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of March 2020, has spread to over 70 countries, including the United States and has been declared a pandemic by the World Health Organization. The spread of COVID-19 has impacted the global economy and may impact our operations, including the potential interruption of our clinical trial activities, regulatory reviews and our supply chain. For example, the COVID-19 outbreak may delay preclinical testing and enrollment in our clinical trials due to prioritization of laboratory and hospital resources toward the outbreak or other factors, and some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results and could delay our ability to obtain regulatory approval and commercialize our product candidates. Furthermore, the spread of the virus may affect the operations of key governmental agencies, such as the FDA, which may delay the development of our product candidates. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver components or raw materials on a timely basis or at all. In addition, hospitals may reduce staffing and reduce or postpone certain treatments in response to the spread of an infectious disease. Third parties and CROs on which we rely may also reduce staffing which could impact our ability to continue preclinical testing and clinical trials on expected timeframes. Such events may result in a period of business disruption, and in reduced operations, or doctors and medical providers may be unwilling to participate in our clinical trials, any of which could materially affect our business, financial condition and results of operations.

In response to COVID-19-related government and public health directives and orders, we have implemented work-from-home policies for certain employees.  The effects of these orders and our work-from-home polices may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.  These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results, and financial condition.

In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 epidemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. The COVID-19 outbreak continues to rapidly evolve.  The extent to which the coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the geographic spread of the disease, the duration of the outbreak, and the actions to contain the coronavirus or treat its impact, including travel and other social distancing restrictions in the United States and other countries, among others. A significant outbreak of coronavirus and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations.

Legal, political and economic uncertainty surrounding the planned exit of the United Kingdom (“U.K.”)), from the European Union (“EU”) may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the U.K. and pose additional risks to our business, revenue, financial condition, and results of operations.

On June 23, 2016, the U.K. held a referendum in which a majority of the eligible members of the electorate voted to leave the EU. The U.K’s withdrawal from the EU is commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on European Union, the U.K. ceased being a Member State of the EU on January 31, 2020.   However, the terms of the withdrawal have yet to be fully negotiated. The implementation period began February 1, 2020 and will continue until December 31, 2020. During this 11-month period, the UK will continue to follow all of the EU’s rules and its trading relationship will remain the same. However, regulations (including financial laws and regulations, tax and free trade agreements, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations, medicine licensing and regulations, immigration laws and employment laws), have yet to be addressed. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations may negatively impact foreign direct investment in the UK, increase costs, depress economic activity, and restrict access to capital. The uncertainty concerning the UK’s legal, political and economic relationship with the EU after Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise) beyond the date of Brexit.

These developments, or the perception that any of them could occur, may have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the U.K. financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility.

If the U.K. and the EU are unable to negotiate acceptable agreements or if other EU Member States pursue withdrawal, barrier-free access between the UK and other EU Member States or among the European Economic Area overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the U.K. and the EU and, in particular, any arrangements for the U.K. to retain access to EU markets either during a transitional period or more permanently.

Such a withdrawal from the EU is unprecedented, and it is unclear how the U.K’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our current and future operations (including business activities conducted by third parties and contract manufacturers on our behalf) and clinical activities (including, without limitation, clinical activities for CTX001) in the U.K.

We may also face new regulatory costs and challenges that could have an adverse effect on our operations. Depending on the terms of the U.K’s withdrawal from the EU, the U.K. could lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in the EU and the EEA more difficult. Furthermore, at present, there are no indications of the effect Brexit will have on the pathway to obtaining marketing approval for any of our product candidates in the U.K., or what, if any, role the EMA may have in the approval process. Even prior to any change to the U.K’s relationship with the EU, the announcement of Brexit has created economic uncertainty surrounding the terms of Brexit and its consequences could adversely impact customer confidence resulting in customers reducing their spending budgets on our solutions, which could adversely affect our business, revenue, financial condition, results of operations and could adversely affect the market price of our common stock.

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

Tax laws could change

Future changes in tax laws resulting from legislative, administrative or judicial decisions may have adverse tax consequences to a holders of our common stock. Any such change may or may not be retroactive to a time preceding its occurrence.

We may not be able to utilize a significant portion of our net operating loss carryforwards, which could harm our results of operations.

We had U.S. federal net operating loss carryforwards of approximately $29.6 million as of December 31, 2019. Of this amount, $6.6 million has a 20-year carry forward period that will expire at various dates beginning in 2021. Under current law, the remaining amount of $23.0 million has an unlimited life. As of December 31, 2019, we have recorded a valuation allowance of $13.1 million against our net deferred tax asset. The net operating loss carryforwards are reflective of a 382-limitation related to ownership changes as described below. For net operating losses arising in taxable years beginning after December 31, 2017, we are permitted a net operating loss deduction that is limited to 80% of our taxable income in such year.

Under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs are subject to limitations arising from previous ownership changes. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change. Accordingly, we may not be able to utilize a material portion of our NOLs and our this could harm our future operating results by effectively increasing our future tax obligations.

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

Undesirable side effects caused by our product candidates or even competing products in development that utilize a common mechanism of action could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. Serious adverse events deemed to be caused by our product candidates could have a material adverse effect on the development of our product candidates and our business as a whole. The most common adverse events in the clinical trials evaluating the safety and tolerability of the product candidates developed using the Respirvec platform have been headaches, runny noses and sore throats. The most common adverse events observed in clinical trials for product candidates developed using the Densigen platform include injection site reactions, headache, malaise and fatigue.

Our understanding of the relationship between our product candidates and these events, as well as our understanding of adverse events reported in future clinical trials of other product candidates, may change as we gather more information, and additional unexpected adverse events may be observed. In addition, the side effect profile of pharmaceutical drugs cannot be fully established based on preapproval clinical trials involving a limited number of patients. Routine review and analysis of post-marketing safety surveillance and clinical trials will provide additional information, for example, potential evidence of rare, population-specific or long-term adverse reactions, and may adversely affect the commercialization of the product, and even lead to the suspension or revocation of product marketing authorization.

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

Later discovery of previously unknown problems with an approved product, including adverse events of unanticipated severity or frequency, or with manufacturing operations or processes, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls;
•	fines or warning letters, or clinical holds on clinical trials involving related product candidates;
•	refusal by the FDA or other regulatory authorities to approve pending applications or supplements to approved applications submitted by us or suspension or revocation of product license approvals;
•	product seizure or detention or refusal to permit the import or export of products; and
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

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us or any of our existing or future collaboration partners from obtaining approvals for the commercialization of our current product candidates and any other product candidate we develop.

Any current or future product candidate we may develop and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction and it is possible that none of the product candidates we may seek to develop in the future will ever obtain regulatory approval. We have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the biologic product candidate’s safety, purity, efficacy and potency. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

If we experience delays in obtaining approval or if we fail to obtain approval of any current or future product candidates we may develop, the commercial prospects for those product candidates may be harmed, and our ability to generate revenues will be materially impaired.

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

We may also be subject to competition from biosimilar products in Europe. To date, many biosimilar products have been authorized by the EMA. As in the United States the regulatory approval pathway for biosimilar products in Europe is abbreviated. A biosimilar sponsor must however still provide all of the preclinical and clinical data required to demonstrate the similarity of their product with the reference product. The level of data required is assessed on a case by case basis, but it will be less than that required for an original biological product. The pathway is more complex than the abridged procedure that may be followed to obtain authorization of a generic version of a non-biological product, but it would still allow the biosimilar product to be brought to market more quickly and less expensively than our original product. That said, in Europe applications for marketing authorizations in relation to biosimilar products are subject to the same data and market exclusivity rules that apply to generic non-biologic products so no biosimilar product can be approved or placed on the market during the period such exclusivity applies to our product. Marketing authorization of a biosimilar product in Europe does not guarantee that the biosimilar product may be substituted for the reference product. Interchangeability of a biosimilar product with the reference product is not assessed by the EMA but this determination is left to each of the member states. We cannot know at this stage the extent to which any biosimilar product would be interchangeable with our reference product, and this may vary between member states.

Pediatric exclusivity is another type of regulatory market exclusivity our competitors may pursue. In the United States, the FDA has the authority to award additional exclusivity for approved products where the sponsor conducts specified testing on pediatric or adolescent populations upon the written request of the FDA. If granted, pediatric exclusivity adds six months to existing exclusivity periods applicable to biological products under the BPCIA — namely, the four-year period during which the FDA will not consider an application for a biosimilar product, and the twelve-year period during which the FDA will not approve a biosimilar application. This six-month exclusivity runs from the end of these exclusivity protection periods. In Europe, as well, pediatric studies are incentivized by the reward of additional exclusivity. Pediatric Investigation Plans (“PIPs”), are determined by the Pediatric Committee of the EMA. Where an application for a marketing authorization is submitted in respect of a medicinal product designated as an orphan medicinal product and that application contains the results of the PIP studies, market exclusivity for that orphan medicinal product is extended by two years if the product is authorized across Europe. We may pursue pediatric exclusivity for one or more of our product candidates but may not succeed in obtaining it. There is also a risk that a competitor may achieve pediatric exclusivity that would delay any potential approvals of our product candidates.

Orphan drug designation presents yet another regulatory incentive that may be available to us and our competitors. The FDA may grant orphan drug designation to products intended to treat a “rare disease or condition” that affects fewer than 200,000 individuals in the United States, or affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for such disease or condition will be recovered from sales in the United States of such drug. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation can provide opportunities for grant funding towards clinical trial costs, tax advantages and FDA user fee exemptions. In addition, if a product that has an orphan drug designation subsequently receives FDA approval for the indication for which it has such designation, the product may be entitled to orphan drug exclusivity, which means the FDA would not approve any other application to market the same drug for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity.

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

Developing appropriate animal models in compliance with the Animal Rule is a time-consuming and expensive research effort. Further, we may not be able to sufficiently demonstrate the animal correlation to the satisfaction of the FDA, as these corollaries are difficult to establish and are often unclear. The FDA may decide that our data are insufficient for approval and require additional non-clinical, clinical or other studies, refuse to approve our product candidates, or place restrictions on our ability to commercialize those approved products. As a general matter, complying with the Animal Rule involves a more uncertain pathway to regulatory approval, as relatively few products have been approved in this manner. This means that it may be particularly difficult for us to predict the timing or ultimate success of receiving FDA approval for NasoShield. Further, other countries have not, at this time, established criteria for review and approval of these types of products outside their normal review process; i.e., there is no Animal Rule equivalent, and consequently there can be no assurance that we will be able to make a submission for marketing approval in foreign countries based on such animal data.

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
•

based on the totality of scientific evidence available to the Secretary, including data from adequate and well-controlled clinical trials, if available, it is reasonable to believe that the product may be effective in diagnosing, treating or preventing the disease;

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

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims, for example, to materials, formulations, methods of manufacture, methods of analysis and/or methods for treatment related to the use or manufacture of our product candidates. For instance, we and certain of our executive officers have been named in a lawsuit brought by a former employee, De-Chu Christopher Tang.  The lawsuit asserts a number of claims, including claims that Dr. Tang owns certain portions of our intellectual property and that we wrongfully retained Dr. Tang’s lab notebooks after the conclusion of his employment in 2012.  We have filed a motion to discuss and believe the claims are without merit.

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

We may be subject to claims that our employees, independent contractors or consultants have wrongfully used or disclosed alleged trade secrets of their former employers, or our employees may challenge the inventorship of our patents

As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these individuals, including members of our senior management, executed proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such previous employment. Although we use reasonable efforts to ensure that our employees, independent contractors and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such third party.

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

We are a party to a number of license agreements that are important to our business, and we may enter into additional license agreements in the future. Certain of our in-licensed intellectual property covers, or may cover, RespirVec and certain of our product candidates. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other of our obligations. If there is any conflict, dispute, disagreement or issue of non-performance between the Company and our licensing partners regarding our rights or obligations under the license agreements, including any such conflict, dispute or disagreement arising from our failure to satisfy payment obligations under any such agreement, we may owe damages, our licensor may have a right to terminate the affected license, and our ability to utilize the affected intellectual property in our product discovery and development efforts and our ability to enter into collaboration or marketing agreements for an affected product candidate may be adversely affected.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates itself, including:

•	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
•	reduced control as a result of using third-party manufacturers for all aspects of manufacturing activities, including regulatory compliance and quality assurance;
•	delays as a result of manufacturing problems or re-prioritization of projects at a third-party manufacturer;
•	termination or non-renewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how or infringement of third-party intellectual property rights by our contract manufacturers; and
•	disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier.

Any of these events could lead to preclinical study and clinical trial delays or failure to obtain regulatory approval or affect our ability to successfully commercialize future products. Some of these events could be the basis for FDA or other regulatory authority action, including clinical holds, fines, injunctions, civil penalties, license revocations, recall, seizure, total or partial suspension of production, or criminal penalties.

In addition, our product candidates involve technically complex manufacturing processes, and even slight deviations at any point in the production process may lead to production failures and may cause the production of our product candidates to be disrupted, potentially for extended periods of time. For example, one of our third-party manufacturers failed on multiple occasions to successfully manufacture sufficient quantities of our NasoVAX product candidate. This failure required us to delay planned multi-valent clinical trials.

Third-party manufacturers may not be able to comply with applicable cGMP, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed, including clinical holds, fines, injunctions, civil penalties, delays, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

Our third-party manufacturers may be subject to damage or interruption from, among other things, fire, natural or man-made disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy and similar events. For example, in December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. The extent to which the novel coronavirus may impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We have limited arrangements in place for redundant supply or a second source for bulk drug substance. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers, and it may prove very difficult and time consuming to identify potential alternative manufacturers who could manufacture our product candidates. Accordingly, we may incur added costs and delays in identifying and qualifying any such replacement.

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

No known manufacturer has received FDA clearance to manufacture large scale quantities of commercial products with the modified version of adenovirus used in the production of product candidates based on our proprietary RespirVec technology. We or our contract manufacturers therefore will need to develop a scalable manufacturing process for any product candidates that we may develop and commercialize that use our RespirVec technology. Our contract manufacturing organizations may encounter technical or scientific issues related to development or manufacturing that we may be unable to resolve in a timely manner or with available funds. If we or our manufacturing partners are unable to scale the manufacturing process to produce commercial quantities of our product candidates, or our manufacturing partners do not pass required regulatory pre-approval inspections, our commercialization efforts may be adversely affected.

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

If we do not establish our own sales, marketing and distribution capabilities and instead enter into arrangements with third parties to perform these services, our product revenues and our profitability, if any, could be lower than if we were to market, sell and distribute any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

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

Risks Related to our BARDA Contract and Other Government Programs

Without the BARDA anthrax contract award, we would only be able to move forward with the NasoShield program at our own risk and without BARDA reimbursement and may therefore suspend or terminate it.

In recent financial periods, a significant portion of our revenues have been derived from our BARDA contract and other government contracts. For the years ended December 31, 2019 and 2018, BARDA funding for the development of NasoShield accounted for approximately 92% and 80% of our total consolidated revenue and grants and contracts, respectively. There are significant uncertainties and risks associated with our BARDA contract for our NasoShield anthrax vaccine program. Although our current BARDA contract that may fund our NasoShield anthrax vaccine program until 2021, including a $3.7 million award during the third quarter of 2019, the majority of the funds will be received during the three year period beginning in 2021 and are dependent on achieving positive clinical results during the initial two-year period to demonstrate interim safety and immune response to the vaccine in the Phase 1 clinical study. The results of the Phase 1 study obtained during 2018 met the endpoints for safety, however an appreciable immune response was not observed. We completed an investigation into the results, and the data from this study demonstrated that a simple modification to the method of intranasal dose administration had a dramatic impact on the resulting immunogenicity. These results suggest that the 2018 Phase 1 study of NasoShield in healthy adults might have shown a more robust immunogenic effect had a modified administration method been employed. The $3.7 million award is to perform a Phase 1b trial employing the modified administration method. BARDA will decide in its sole discretion whether to pursue any of the options under the contract and there can be no assurance that BARDA will elect to pursue any of the designated options. If BARDA does not pursue any of the options, BARDA could terminate the program, and we would not receive any further funds thereunder.

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

In addition, we may be subject to patient privacy regulation by the federal government and state governments in which we conduct our business. In addition to the Anti-Kickback Statute, FCA and Physician Payments Sunshine Act, the laws that may affect our ability to operate include, but are not limited to:

•

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it.

•

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and their respective implementing regulations, and other health privacy measures, which impose requirements on parties with respect to the use and disclosure of individually-identifiable information, such as medical records information, including requirements relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

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

Efforts to help ensure that our business arrangements will comply with applicable health care laws and codes of practice may involve substantial costs. We have adopted policies and practices that are designed to help ensure that the Company, our employees, officers, agents, intermediaries and other third parties comply with applicable laws, but it is not always possible to assure compliance with applicable requirements, and the precautions we take to achieve compliance may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other health care laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to the Company, we may be subject to penalties, including, without limitation, civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal and state health care programs, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court; the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

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

Under the Physician Payment Sunshine Act, should any of our products be approved for sale, we may be required to collect and report detailed information regarding certain financial relationships we have with physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. Our compliance with these rules may also impose additional costs. It is difficult to predict how the new requirements, which also preempt similar state law reporting requirements, may impact our relationships between pharmaceutical companies and physicians or teaching hospitals.

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

For example, the federal Anti-Kickback Law prohibits providers and others, such as us, from knowingly and willfully, directly or indirectly soliciting, receiving, offering or paying any remuneration with the intent of generating referrals of individuals or purchasers, orders or recommendations for services or items covered by a government health care program. Many states have enacted similar laws. Courts have interpreted this law very broadly, including by holding that a violation has occurred if even one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. There are statutory and regulatory exceptions, or safe harbors, that outline arrangements that are deemed lawful. However, the fact that an arrangement does not fall within a safe harbor does not necessarily render the conduct illegal under the Anti-Kickback Law. In sum, even common business arrangements, such as discounted terms and volume incentives for customers in a position to recommend or choose drugs for patients, such as physicians and hospitals, can result in substantial legal penalties, including, among others, exclusion from Medicare and Medicaid programs, and arrangements with referral sources must be structured with care to comply with applicable requirements. Also, certain business practices, such as payment of consulting fees to health care providers, sponsorship of educational or research grants, charitable donations, interactions with health care providers that prescribe products for uses not approved by the FDA and financial support for continuing medical education programs, must be conducted within narrowly prescribed and controlled limits to avoid the possibility of wrongfully influencing health care providers to prescribe or purchase particular products or as a reward for past prescribing. Violations of the Anti-Kickback Law may be punished by civil and criminal penalties or exclusion from participation in federal health care programs, including Medicare and Medicaid. In addition, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback law constitutes a false or fraudulent claim for purposes of the FCA or federal civil money penalties statute.

The FCA is violated by any entity that “presents or causes to be presented” knowingly false, fictitious, or fraudulent claims for payment to the federal government. In addition, the Health Care Reform Law amended the FCA to create a cause of action against any person who knowingly makes a false statement material to an obligation to pay money to the government or knowingly conceals or improperly decreases an obligation to pay or transmit money or property to the government. For the purposes of these recent amendments, an “obligation” includes an identified overpayment, which is defined broadly to include “any funds that a person receives or retains under Medicare and Medicaid to which the person, after applicable reconciliation, is not entitled…”

The FCA is commonly used to sue those who submit allegedly false Medicare or Medicaid claims, as well as those who induce or assist others to submit a false claim. “False claims” can result not only from non-compliance with the express requirements of applicable governmental reimbursement programs, such as Medicare or Medicaid, but also from non-compliance with other laws, such as the Anti-Kickback Law, FDA laws on off-label promotion, or laws that require quality care in service delivery. The fraud and abuse regulations have been subject to varying interpretations, as well as heightened enforcement activity over the past few years. Significant enforcement activity has been the result of actions brought by relators, who file complaints in the name of the United States (and if applicable, particular states) under federal and state FCA statutes. The qui tam and whistleblower provisions of the FCA allow private individuals to bring actions on behalf of the government alleging that the government was defrauded, with tremendous potential financial gain to private citizens who prevail. Violations of the FCA can result in treble damages and each false claim submitted can be subject to a civil penalty. Most states have adopted similar state false claims laws, and these state laws have their own penalties which may be in addition to federal FCA penalties.

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

We must operate in compliance with various data privacy and security regulations in the United States by both the federal government and the states in which we conduct our business, as well as in other jurisdictions outside of the United States, such as the United Kingdom, where we conduct clinical trials. For example, the federal law, HIPAA, as amended by HITECH and its implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information, such as information that identifies individuals who participate in our clinical trials as research subjects. HIPAA requires, among other things, the implementation of various recordkeeping, operational, notice and other practices intended to safeguard protected health information, limit its use to allowed purposes, and notify individuals in the event of privacy and security breaches. Failure to comply with these laws and regulations can result in substantial penalties and other liabilities. HITECH created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts.

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

In addition, the European Parliament and the Council of the European Union have adopted a new pan-European General Data Protection Regulation (“GDPR”), effective May 25, 2018, which increases privacy rights for individuals in Europe, extends the scope of responsibilities for data controllers and data processors and imposes increased requirements and potential penalties on companies, offering goods or services to individuals who are located in Europe or monitoring the behavior of such individuals (including by companies based outside of Europe). The GDPR governs the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. It is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR. Noncompliance can result in penalties of up to the greater of EUR 20 million, or 4% of annual global company revenues. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. While we expect to have substantially compliant programs and controls in place to comply with the GDPR requirements, our compliance with the new regulation is likely to impose additional costs on us and we cannot predict whether the interpretations of the requirements, or changes in our practices in response to new requirements or interpretations of the requirements could have a material adverse effect on our business. There is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has left the EU.

We must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA, in particular to the United States in compliance with European data protection laws. We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical collaboration partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical collaboration partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Further, Brexit has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has officially left the EU. Any of the foregoing could materially harm our business, prospects, financial condition and results of operations.

We are also subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security). The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal information. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which came into effect on January 1, 2020 and provides new data privacy rights for consumers and new operational requirements for companies, which may increase our compliance costs and potential liability. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities. The CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

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

or fails to disclose unauthorized activities to the Company. In particular, the promotion, sale and marketing of health care items and services, as well as certain business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent misconduct, including fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and, structuring and commissions, certain customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. We have adopted a Code of Business Conduct and Ethics Policy and other policies and practices that are designed to help ensure that the Company, our employees, officers, agents, intermediaries and other third parties comply with applicable laws, but it is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against the Company, and in some cases regardless of the merits of those actions, those actions could have a significant impact on our business, including the costs of investigation, settlement arrangements, imposition of civil, criminal and administrative penalties (such as additional reporting requirements and oversight if we become subject to Corporate Integrity Agreements and other arrangements, damages, monetary fines, disgorgement, imprisonment, and possible exclusion from participation in Medicare, Medicaid and other federal health care programs), contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Our stock price has been and, in the future, may be subject to substantial volatility. On September 13, 2018 we amended our Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio 1-for-30 (the “Reverse Stock Split”). The Reverse Stock Split was effective on September 13, 2018, and our shares of common stock commenced trading on NASDAQ on a post-Reverse Stock Split basis on September 14, 2018. The volatility of our stock price has increased since we effected the Reverse Stock Split. Since our common stock began trading on a post-Reverse Stock Split basis on September 14, 2018 and through December 31, 2019, our stock has traded in a range with a low of $1.51 and a high of $36.25.

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

Other than for the PharmAthene board of directors’ declaration of a special one-time cash dividend paid in 2017, neither Private Altimmune nor PharmAthene has ever paid any dividends on our common stock. While subject to periodic review, our current policy is to retain all earnings, if any, primarily to finance our future growth or ability to consummate strategic transactions, such as a merger or other business combination. We make no assurances that we will ever pay future dividends, cash or otherwise. Whether we pay any dividends in the future will depend on our financial condition, results of operations, and other factors that we will consider.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in Gaithersburg, Maryland, where we occupy approximately 14,141 square feet of laboratory and office space. For additional information, see Commitment and Contingencies, Note 16 to our Consolidated Financial Statements.

Management believes that these facilities are suitable and adequate to meet our anticipated needs.

Item 3. Legal Proceedings.

In December 2019, we learned of a complaint that had been filed by Dr. De-Chu Christopher Tang (“Plaintiff”).  We received a copy of the complaint on January 2, 2020, and on January 24, 2020, we removed the case to the United States District Court for the Eastern District of Texas (No. 4:20-CV-00063-ALM-CAN), where it is currently pending (the “Texas Lawsuit”).  Plaintiff amended his complaint on February 25, 2020, naming Vipin K. Garg and David J. Drutz as defendants, in addition to the Company (Dr. Garg, Dr. Drutz, and the Company are collectively referred to as “Defendants”).  Plaintiff, who is representing himself, alleges five causes of action against Defendants, based on (1) Defendants’ alleged retention of Plaintiff’s lab notebooks after the termination of his employment in 2012; (2) alleged plagiarism based on publishing an article without naming Plaintiff as an author; (3) use of the Adhigh System, which Plaintiff alleges he developed; (4) allegations that Defendants manipulated the Company’s stock and caused a decrease in value; and (5) allegations that the Defendants “wast[ed] government grant money and poison[ed] science by leaving data to rot.”

A prior lawsuit filed by the Plaintiff against us in the United States District Court for the Northern District of Alabama, resulted in the entry of a Final Consent Judgment and Permanent Injunction on August 25, 2016 (the “Alabama Judgment”).  In the Alabama Judgment, the court declared, among other things, that we owned the DVD technology that Plaintiff had developed during his employment with us, and enjoined Plaintiff from “using or disclosing any Proprietary Information or Innovations relating to the DVD technology and any associated intellectual property rights” without our written consent.

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

Holders

As of March 26, 2020, we had 153 record holders of our common stock. The number of record holders is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividends

Other than the special dividend immediately prior to the Mergers and our 1-for-30 reverse stock split effected in September 2018, we have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not expect to pay any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is contained in Part II, Item 12 of this Annual Report under the heading Equity Compensation Plans and is incorporated herein by reference.

Recent Sales of Unregistered Securities

We entered into a definitive agreement to acquire all of the equity interests of Spitfire Pharma, Inc. (“Spitfire”) on July 8, 2019. Spitfire was a privately held, preclinical pharmaceutical company developing a novel dual GLP-1/glucagon receptor agonist for the treatment of non-alcoholic steatohepatitis. The transaction closed on July 12, 2019. We issued 1,887,250 unregistered shares of its common stock (the “shares”) as upfront consideration to certain former securityholders of Spitfire (collectively, the “Spitfire Equityholders”), representing an amount equal to $5,000,000 less working capital and transaction expense adjustment amounts as defined in the agreement (the “Closing Consideration”). The number of shares issued as payment of the Closing Consideration was determined based on the average of the closing prices of our common stock as reported on the Nasdaq Global Market for the twenty (20) consecutive trading days prior to and including July 8, 2019, the date on which the parties entered into the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). The Spitfire Equityholders agreed to a lock-up on the upfront consideration pursuant to which 33.3% of the shares will be released at 6 months; 33.3% will be released at 12 months; and 33.3% will be released at 18 months.

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

Overview

Altimmune, Inc. is a clinical stage biopharmaceutical company focused on developing treatments for liver disease, immune modulating therapies, and vaccines. Our diverse pipeline of product candidates includes next generation peptide therapeutics for NASH (ALT-801) and chronic hepatitis B (HepTcell), conjugated immunostimulants for the treatment of cancer (ALT-702) and intranasal vaccines (NasoVAX, NasoShield and AdCOVID).

Our business is the result of a merger between PharmAthene, Inc. (“PharmAthene”) and the business previously known as Altimmune, Inc. (“Private Altimmune”). In May 2017, Private Altimmune merged with PharmAthene pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated January 18, 2017, among Private Altimmune, PharmAthene, its wholly owned acquisition subsidiaries Mustang Merger Sub Corp I Inc. (“Merger Sub Corp”) and Mustang Merger Sub II LLC (“Merger Sub LLC”). Pursuant to the Merger Agreement, Merger Sub LLC agreed to acquire 100% of the outstanding capital stock of Private Altimmune in a reverse triangular merger and reorganization pursuant to section 368(a) of the Internal Revenue Code (the “Mergers”). Prior to the Mergers, PharmAthene was a publicly traded biodefense company engaged in Phase 2 clinical trials.

ALT-801

We completed an acquisition in July 2019 to acquire all of the equity interests of Spitfire Pharma, Inc. (“Spitfire”). Spitfire was a privately held, preclinical pharmaceutical company with the primary asset being a novel, peptide-based dual GLP-1/glucagon receptor agonist for the treatment of NASH. We refer to this product candidate as ALT-801, and it is designed to treat the metabolic dysfunction that causes non-alcoholic steatohepatitis. NASH, the most severe form of NAFLD, involves multiple metabolic pathways leading to the abnormal accumulation of liver fat, toxic lipid metabolites, and inflammation, leading to fibrosis or eventually liver cancer. As observed in a well-established preclinical model of the disease, ALT-801 was capable of inducing significant weight loss and treating the obesity and metabolic dysfunction underlying the disorder. We plan to advance ALT-801 into Phase 1 development in 2020.

HepTcell

HepTcell is an immunotherapeutic product candidate for patients chronically infected with the hepatitis B virus (“HBV”). It is designed to drive CD4+ and CD8+ T-cell responses against all HBV genotypes in patients of all ethnic backgrounds. Stimulating T-cell responses in chronically infected HBV patients has been challenging because chronic infection with HBV strongly diminishes T-cell immunity directed against the virus. HepTcell focuses the immune system on discrete highly conserved regions of the HBV proteome. We believe our approach may allow HepTcell to break immune tolerance by activating T-cells against critical viral sequences with decreased probability of immune escape due to viral mutation. HepTcell is based on our synthetic peptide technology platform and is given by intramuscular injection. In 2018 we completed a Phase 1 trial in the United Kingdom and South Korea in patients with chronic HBV. The HepTcell Phase 1 trial was a double-blinded, placebo-controlled, randomized, dose-escalation study that enrolled 61 subjects with chronic HBV who were HBeAg-negative and well-controlled on licensed antivirals. A total of 41 patients received one of two dose levels of HepTcell, with and without IC31TM, a depot forming TLR9 adjuvant developed by Valneva SE, while 20 control patients received either placebo or IC31 alone. Patients received three injections each 28 days apart and were followed for six months after the final dose. All dose combinations were generally well tolerated and met the primary endpoint of safety. In the two adjuvanted HepTcell arms, T-cell responses against HBV markedly increased over baseline compared to placebo. We plan to advance HepTcell into Phase 2 development in 2020.

ALT-702

ALT-702 is an investigational targeted tumor immunostimulant designed to act locally to reverse local immunosuppression within the tumor microenvironment and stimulate systemic antitumor immune responses. The ALT-702 technology is a novel synthetic peptide conjugate technology platform designed to retain and concentrate immunostimulants within a tumor potentially leading to enhanced immune stimulation without the risk of systemic inflammation. We believe that ALT-702 represents a new approach in immuno-oncology that may be developed as a monotherapy or be used in conjunction with immune checkpoint inhibitors, oncolytic viruses or other approaches in immuno-oncology or improve their effectiveness. We are currently conducting preclinical studies using on an aggressive tumor model based on the murine CT26 colorectal carcinoma cell line. We recently met a key pre-

clinical milestone with the demonstration of systemic antitumor activity following intra-tumoral injection in an individual solid tumor. The aggressive tumor model involved the establishment of a tumor in each flank of a mouse. In the study, three doses of ALT-702 were injected into one tumor mass over five days with concomitant treatment with an anti-CTLA4 antibody immune checkpoint inhibitor administered intraperitoneally. Tumor regression was noted in both injected (88%) and non-injected (38%) lesions, and overall survival in the ALT-702 + anti-CTLA4 group was markedly better than either agent alone. We plan to complete ALT-702’s pre-clinical data set in 2020.

NasoShield

NasoShield is an anthrax vaccine product candidate designed to provide rapid and stable protection after a single intranasal administration. It is being developed with the support of the U.S. Biomedical Advanced Research and Development Authority, (“BARDA”) for post-exposure prophylaxis against anthrax following exposure to aerosolized B. anthracis spores. After an individual has been exposed to the spores that cause anthrax, B. anthracis bacteria multiply and release toxins within the host. Although antibiotic therapy is effective at eliminating the actively growing bacteria, vaccination is necessary to protect against the germination of dormant spores after the cessation of antibiotic therapy. Because NasoShield is intended to protect against anthrax after a single intranasal dose, we believe it may be a convenient and simple alternative to the only approved vaccine, which must be given as a series of three injections over 1 month. We believe the simplified immunization route and schedule, together with the reliable stability at ambient temperature may allow NasoShield to be deployed in an anthrax event more easily and faster than the currently approved vaccine. We plan to commence a Phase 1b trial of NasoShield in 2020. The planned Phase 1b clinical trial builds on the Phase 1a trial completed in 2018 and will evaluate modified methods of intranasal dosing on NasoShield safety and immunogenicity. Results are expected in the fourth quarter of 2020.

NasoVAX

NasoVAX is a recombinant intranasal vaccine product candidate that is being developed for both seasonal and pandemic use. NasoVAX is believed to simultaneously activate the humoral, mucosal and cellular immune arms which may enable a more comprehensive immune response. The data from our Phase 2a trial with a monovalent NasoVAX vaccine indicated that NasoVAX was generally well-tolerated and achieved 100% seroprotection with serum antibody responses, which was comparable to published results of a licensed injected influenza vaccine. Statistically significant increases in mucosal antibody were noted as well as a robust T cell response directed against influenza. Approximately half of the subjects from the highest dose were evaluated between 12 and 14 months after initial dosing for additional immunogenicity assessment. The durability data show that the immune response elicited by NasoVAX was stable with no overall change in the antibody titer or level of seroprotection over an average of 13 months. We believe the combination of serum antibody, mucosal antibody and T-cell response in combination with the durability data provides the potential for improved protection against influenza and suggests that NasoVAX could have a greater impact on flu symptoms and shedding of the influenza virus. We are evaluating strategic alternatives to fund the development of NasoVAX, such as regional licensing, government funding, or co-development of the program.

AdCOVID

In February 2020, we announced the advancement of AdCOVID, a novel single-dose, intranasal vaccine using our proprietary intranasal vaccine technology, to protect against COVID-19, the disease caused by the SARS-CoV-2 virus. Based on the RespirVec vaccine platform, it is expected that AdCOVID will be able to activate the mucosal, humoral, and cellular immune arms against the virus that causes COVID-19. We believe the excellent stability of RespirVec vaccines when combined with the simple intranasal route of administration may allow for efficient and inexpensive distribution of the vaccine. We have completed the design and synthesis of the vaccine and are now advancing it toward animal testing and manufacturing. We plan to initiate a Phase I clinical study for AdCOVID in the third quarter of 2020.

Financing

On August 16, 2017, we issued 15,656 shares of Series B redeemable convertible preferred stock, $0.0001 par value, (“redeemable preferred stock”) and warrants to purchase up to 78,181 shares of our common stock (the “Existing Warrants”) to certain institutional investors in a registered direct offering for total gross proceeds of $14.7 million, and incurred issuance costs totaling $1.7 million. The redeemable preferred stock matured on August 16, 2018. The maturity date was extendable at the option of the holders to ten trading days after the curing of a triggering event (as defined in the Certificate of Designations), or ten business days after the consummation of a change of control. In addition, the redeemable preferred stock agreements required that we reserve a sufficient number of common shares to cover at least 150% of the common shares expected to be issued upon the conversion of the redeemable preferred stock at the then current conversion price, and the exercises of common stock warrants issued in connection with the redeemable preferred stock. The redeemable preferred stock was to be redeemed in nine specified installments. On each of the nine monthly specified installment dates beginning in December 2017 through maturity, we converted, redeemed, or a combination, one-ninth of the originally issued number of shares of redeemable preferred stock at their stated value of $1,000 per share, for an aggregate value of $1.7 million for each installment. As we elected to convert the installment shares, the conversion price was determined based on the lowest of (i) the then applicable conversion price (initially $2.67 per share), (ii) 85% of the average of the three lowest weighted-average prices of the common stock during the ten trading days up to the installment date, and (iii) 85% of the weighted average price of common stock on the trading day immediately before the installment date. If we elected cash redemption, the redemption amount was $1,000 per share, plus any accrued but unpaid dividends and any accrued but unpaid late charges. During the year ended December 31, 2018, we converted 9,813 shares of the redeemable preferred stock for an aggregate of 502,078 shares of common stock. We redeemed the remaining 2,364 shares of redeemable preferred stock for face value on June 22, 2018 in conjunction with the Exchanges (as defined below).

On June 22, 2018 we entered into separate exchange agreements with certain holders of our redeemable preferred stock and Existing Warrants (“the “First Exchange Holders”) pursuant to which, we (i) issued an aggregate of 167,700 shares of common stock to the First Exchange Holders, (ii) issued convertible notes (the “Exchange Notes”) to the First Exchange Holders with an aggregate principal value of $1.5 million, which are initially convertible into up to 73,530 shares of our common stock upon the default by the Company or at the holder’s option on the maturity date subject to adjustment under certain circumstances in accordance with the terms of the Exchange Notes and (iii) paid $1.1 million in aggregate cash consideration to the First Exchange Holders, all in exchange for Existing Warrants to purchase up to 53,125 shares of common stock held by the First Exchange Holders. We refer to these transactions as the “First Exchange.” In addition, the Company agreed to redeem the remaining shares of redeemable preferred stock held by the First Exchange Holders, in cash, at the aggregate face value of $2.4 million.

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

On March 12, 2019, we issued a combined total of 4,361,370 common units and pre-funded units to certain institutional investors in a registered direct offering (the “Third Registered Direct Offering”). Each common unit in the Third Registered Direct Offering was sold at a price of $3.21 and consisted of one share of our common stock and 0.70 of a warrant to purchase one share of our common stock at an exercise price of $3.21. Each warrant sold in the Third Registered Direct Offering was exercisable immediately and expires five years from the date of issuance. Each pre-funded unit in the Third Registered Direct Offering was sold at a public offering price of $3.20 and consisted of a pre-funded warrant to purchase one share of our common stock at an exercise price of $0.01 per share and 0.70 of a warrant to purchase one share of our common stock at an exercise price of $3.21. The pre-funded warrants were immediately exercisable and were able to be exercised at any time. All of the pre-funded warrants were exercised prior to March 31, 2019. The net proceeds of the Third Registered Direct Offering were approximately $12.7 million, after deducting the underwriting discount and estimated offering expenses payable by us. The Third Registered Direct Offering triggered an adjustment to the exercise price of the warrants issued in the Unit Offering from $4.1798 to $2.7568.

Current Resources

We have financed our operations to date principally through proceeds from issuances of our preferred stock, Registered Direct Offerings, and Unit Offering. As described above, the Company secured net proceeds of $12.7 million and $37.4 million through equity sales that occurred during the years ended December 31, 2019 and 2018, respectively. Accordingly, management believes that the Company has sufficient capital to fund its plan of operations for at least a twelve-month period from the issuance date of our December 31, 2019 financial statements. However, in order to address our capital needs in the long-term, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties

Financial Operations Overview

The consolidated financial information presented below includes the accounts of Altimmune, Inc. and Altimmune UK, Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue

To date, we have not generated any product sales. Our revenue consists primarily of government and foundation grants and contracts that support our efforts on specific research projects. These grants and contracts generally provide for reimbursement of approved costs as those costs are incurred by us. Research grants and contracts and the related accounts receivable are recognized as earned when reimbursable expenses are incurred and the performance obligation is complete. Payments received in advance of services being provided are recorded as deferred revenue.

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

We plan to increase our research and development expenses for the foreseeable future as we continue the development of clinical and preclinical candidates. Our current planned research and development activities include the following:

•	commence a Phase 1b trial of NasoShield;
•	commence a Phase 2 clinical trial for HepTcell;
•	commence a Phase 1 trial of ALT-801;
•	commence the pre-clinical development of AdCOVID;
•	complete the pre-clinical development of ALT-702;
•	additional development of NasoVAX, contingent on non-dilutive funding from BARDA or other entities, and;
•	manufacture clinical trial materials in support of our clinical trials.

To date, a significant portion of our research and development efforts have been related to the development of ALT-801, HepTcell, NasoShield, and NasoVAX product candidates. We do not allocate personnel-related costs, costs associated with our general research platform improvements, depreciation or other indirect costs to specific programs.

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

Impairment of long-lived assets

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

Our IPR&D assets are currently non-amortizing. Until such time as the projects are either completed or abandoned, we test those assets for impairment at least annually at year end, or more frequently at interim periods, by evaluating qualitative factors which could be indicative of impairment. Qualitative factors being considered include, but are not limited to, the current project status, forecasted changes in the timing or amounts required to complete the project, forecasted changes in the future cash flows to be generated by the completed products, and changes to other market-based assumptions, such as discount rates. If impairment indicators are present as a result of our qualitative assessment, we test those assets for impairment under a quantitative test by comparing the fair value of the assets to their carrying value. Upon completion or abandonment, the value of the IPR&D assets will be amortized to expense or the anticipated useful life of the developed products, if completed, or charged to expense when abandoned if no alternative future use exists. Key assumptions used in our impairment analysis tests include projected cash flows, a probability of success of the ultimate project, and the discount rate.

During 2018, based on the continued decline of our market capitalization following the completion of the equity offerings and a strategic review of our development pipeline at the direction of our new CEO, we concluded under our qualitative assessment that an impairment indicator was present as it related to our three IPR&D assets. Based on our strategic review, management concluded we would discontinue the development of our Oncosyn cancer immunotherapy program and accordingly the entire amount of this IPR&D asset, or $3.1 million, was charged to expense. For our remaining two IPR&D assets related to HepTcell and SparVax-L we calculated fair value using an excess earnings method or discounted cash flow model and compared the fair value to the carrying amount of the indefinite lived asset. Based on our analysis, the fair value of our HepTcell IPR&D asset exceeded its carrying value by an amount greater than 10%. However, we concluded that the fair value of our SparVax-L IPR&D intangible asset was approximately $1.0 million as compared to the current carrying value of the asset of $22.4 million which resulted in an impairment charge of approximately $21.4 million.

During 2019, as a result of the SparVax-L NIAID contract completion and the US government’s funding prioritization of only single dose anthrax vaccine candidates, the Company abandoned the project and concluded that the full remaining net book value of the SparVax-L IPR&D asset was impaired, resulting in a Q3 impairment charge of $1.0 million.

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. We use prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may change for many instruments. This condition could cause an instrument to be reclassified within levels in the fair value hierarchy. There were no transfers within the fair value hierarchy during the years ended December 31, 2019 and 2018.

Contingent Consideration

We record contingent consideration associated with development and regulatory milestones that meets the definition of a liability under ASC 480 at fair value. The fair value model used to calculate this obligation is based on the income approach (a discounted cash flow model) or a Monte Carlo simulation, if more appropriate, that has been risk adjusted based on the probability of achievement of the milestones. The inputs we use for determining the fair value of the contingent consideration associated with development and regulatory milestones are Level 3 fair value measurements. We re-evaluate the fair value on a quarterly basis. Changes in the fair value can result from adjustments to the discount rates and updates in the assumed timing of milestone achievement. Any future increase in the fair value of the contingent consideration associated with development and regulatory milestones are based on an increased likelihood that the underlying milestones will be achieved.

The change in our estimates associated with payments which will become due and payable for development and regulatory milestones will change the fair value of contingent consideration, resulting in a charge or contra expense to research and development expense in the period in which the increase or decrease is determined.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires a lessee to separate the lease components from the non-lease components in a contract and recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The standard requires a modified retrospective approach or an optional transition to apply the new guidance in the year of transition rather than at the beginning of the earliest period presented. We adopted ASU 2016-02 in the first quarter of 2019 under the optional transition method. Our existing operating leases were accounted for as operating lease liabilities and right of use assets upon adoption. We have elected the package of practical expedients permitted. Accordingly, we accounted for existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease, (b) whether classification of the operating leases would be different in accordance, or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs at lease commencement. In addition, we do not allocate the consideration between lease and non-lease components. The adjustment resulted in an increase of $756,347 to total assets and total liabilities on the January 1, 2019 consolidated balance sheet. The adoption did not have a material impact on the consolidated statement of operations or consolidated statement of cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which required entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This update also required enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. This standard is effective for the Company as a smaller reporting company beginning January 1, 2023. Adoption is not expected to have a material impact on our consolidated financial statement disclosure requirements.

In June 2018, FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718)—Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. We adopted ASU 2018-07 in the first quarter of 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

In August 2018, FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, was issued to modify and enhance the disclosure requirements for fair value measurements. This update is effective in fiscal years, including interim periods, beginning after December 15, 2019, and early adoption is permitted. We are still completing its assessment of the impacts and anticipated adoption date of this guidance. Adoption is not expected to have a material impact on our consolidated financial statement disclosure requirements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which amends the approaches and methodologies in accounting for income taxes during interim periods and makes changes to certain income tax classifications. The new standard allows exceptions to the use of the incremental approach for intra-period tax allocation, when there is a loss from continuing operations and income or a gain from other items, and to the general methodology for calculating income taxes in an interim period, when a year-to date loss exceeds the anticipated loss for the year. The standard also requires franchise or similar taxes partially based on income to be reported as income tax and the effects of enacted changes in tax laws or rates to be included in the annual effective tax rate computation from the date of enactment. Lastly, in any future acquisition, the Company would be required to evaluate when the step-up in the tax basis of goodwill is part of the business combination and when it should be considered a separate transaction. The standard will be effective for the Company beginning January 1, 2021, with early adoption of the amendments permitted. The Company is currently evaluating the impact from the adoption of ASU 2019-12 on its consolidated financial statements.

Results of Operations

Year Ended December 31, 2019 Compared to December 31, 2018

	For the Year Ended December 31,
(in thousands except percentages)	2019	2018	Increase (Decrease)

Revenue	$5,801	$10,331	$(4,530)	(44)%
Operating expenses
Research and development	17,765	18,459	(694)	(4)%
General and administrative	8,501	9,766	(1,265)	(13)%
Impairment charges	1,000	24,941	(23,941)	(96)%
Total operating expenses	27,266	53,166	(25,900)	(49)%
Loss from operations	(21,465)	(42,835)	21,370	(50)%
Other income (expense):
Changes in fair value of warrant liability	30	(2,878)	2,908	(101)%
Changes in fair value of imbedded derivative	-	185	(185)	(100)%
Interest expense	(2)	(297)	295	(99)%
Interest income	843	227	616	271%
Other income, net	15	278	(263)	(95)%
Total other (expense) income, net	886	(2,485)	3,371	(136)%
Net loss before tax benefit	(20,579)	(45,320)	24,741	(55)%
Income tax benefit	59	6,150	(6,091)	(99)%
Net loss	(20,520)	(39,170)	18,650	(48)%
Other comprehensive loss — foreign currency translation adjustment	-	(463)	463	(100)%
Other comprehensive income — unrealized gains on investments	20	-	20	100%
Comprehensive loss	$(20,500)	$(39,633)	$19,133	(48)%

Revenue

Revenue from grants and contracts for the years ended December 31, 2019 and 2018 consisted primarily of research grants from BARDA and NIAID in the United States for our anthrax vaccine product candidates.

	For the Year Ended December 31,
(in thousands except percentages)	2019	2018	Increase (Decrease)
Revenue	$5,801	$10,331	$(4,530)	(44)%

Revenue decreased by $4.5 million, or 44% for the year ended December 31, 2019 as compared to 2018. The decrease was primarily the result of:

•	a decrease of $2.94 million in BARDA revenue due directly to changes in spending on the NasoShield research and development as described below; and
•	a decrease of $1.85 million in NIAID revenue due to the activities diminishing under the SparVax-L program as the contract concluded in the third quarter of 2019 with no future funding identified.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2019 and 2018 consisted primarily of expenses related to product candidate development. Research and development expenses for the years ended December 31, 2019 and 2018 are summarized as follows:

	For the Year Ended December 31,
(in thousands except percentages)	2019	2018	Increase (Decrease)
Research and development	$17,765	$18,459	$(694)	(4)%

Research and development expenses decreased by $0.7 million, or 4%, during the year ended December 31, 2019 as compared to 2018. The decreased expense was primarily due to:

•	an increase of $7.77 million due to the Spitfire acquisition costs which were recorded as acquired in process research and development;
•	an increase of $0.52 million in pre-clinical projects and non-project specific research and development costs including employee compensation and facility costs;
•	a decrease of $4.58 million due to development activities decreasing for NasoVAX as management explores strategic options with the program;
•	a decrease of $2.09 million due to timing of clinical trial and development activities for NasoShield.
•	a decrease of $1.36 million due to timing of a clinical trial and related activities for HepTcell; and
•	a decrease of $1.0 million due to reduced development cost for SparVax-L as it the contract concluded in the third quarter of 2019.

General and Administrative Expenses

The following is a summary of general and administrative expenses for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
(in thousands except percentages)	2019	2018	Increase (Decrease)
General and administrative	$8,501	$9,766	$(1,265)	(13)%

General and administrative expenses decreased by $1.3 million, or 13%, during the year ended December 31, 2019 as compared to 2018. The decreased expense is primarily due to decreases in compensation, professional services and legal costs; offset by an increase in insurance premiums.

Impairment Charges

	For the Year Ended December 31,
(in thousands except percentages)	2019	2018	Increase (Decrease)
Impairment charges	$1,000	$24,941	$(23,941)	(96)%

Impairment charges of $1.0 million reported during the year ended December 31, 2019 resulted from the completion of the SparVax-L NIAID contract with no future funding identified. As a result of the contract completion and the US government’s funding prioritization of only single dose anthrax vaccine candidates, we abandoned the project and impaired the remaining net book value of the SparVax-L IPR&D asset.

Impairment charges of $24.9 million reported during the year ended December 31, 2018 resulted primarily from a $21.4 million adjustment to the carrying value of the SparVax-L program due to the imminent completion of the NIAID contract discussed above in conjunction with the US government’s funding priorities. $3.1 million of impairment is attributable to the 2018 abandonment of our Oncosyn cancer immunotherapy program, and finally $0.5 million is attributable to adjustments effecting goodwill already impaired in 2017 related to the Pharmathene business combination.

Other Income (Expense)

	For the Year Ended December 31,
(in thousands except percentages)	2019	2018	Increase (Decrease)
Other income (expense):
Changes in fair value of warrant liability	$30	$(2,878)	$2,908	(101)%
Changes in fair value of imbedded derivative	—	185	(185)	(100)%
Interest expense	(2)	(297)	295	(99)%
Interest income	843	227	616	271%
Other income, net	15	278	(263)	(95)%
Total other (expense) income, net	$886	$(2,485)	$3,371	(136)%

Other income (expense) fluctuated by $3.4 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018. The fluctuation was primarily due to the changes in fair value of our warrant liability as a result of the Exchanges plus interest income related to our short-term investments.

Income Tax Benefit

	For the Year Ended December 31,
(in thousands except percentages)	2019	2018	Increase (Decrease)
Income tax benefit	$59	$6,150	$(6,091)	(99)%

We recorded an income tax benefit of $0.1 million during the year ended December 31, 2019. The $0.1 million discrete tax benefit was a result of the release of deferred tax liabilities associated with the $1.0 million impairment of the IPR&D asset associated with SparVax-L. We recorded an income tax benefit of $6.2 million during the year ended December 31, 2018. The income tax benefit recorded in 2018 represents unlimited lived federal net operating losses (“NOLs”) generated in 2018 that we determined to be realizable.

Other Comprehensive Income (Loss)

	For the Year Ended December 31,
(in thousands except percentages)	2019	2018	Increase (Decrease)
Other comprehensive loss — foreign currency translation adjustment	$—	$(463)	$463	(100)%
Other comprehensive income — unrealized gains on investments	20	—	20	100%
Total other comprehensive income (loss)	$20	$(463)	$483

Unrealized gains on investments are related to our short-term investments comprised of debt securities that have original maturities less than or equal to one year and are classified as available-for-sale securities.

Foreign currency translation adjustment primarily related to the exchange rate differences in the carrying values of our net assets of our foreign subsidiaries. On July 1, 2018, the functional currency for our subsidiaries was changed to U.S. dollars, consequently the foreign current adjustments only reflect this impact through June 30, 2018. The translation adjustment loss of $0.5 million during the year ended December 31, 2018 was the net effect of a decrease in the British pound as compared to the U.S. dollar. We do not expect there to be further comprehensive income or loss due to these assets to report in future periods. As the functional currency of the subsidiary is now the U.S. dollar, any foreign currency translation effects of cash assets or liabilities domiciled in other currencies will be expensed as incurred in future periods.

Liquidity and Capital Resources

Overview

Our primary sources of cash for the year ended December 31, 2019 was the receipt of $12.7 million in proceeds from the Registered Direct Offering (as discussed below). Our primary sources of cash during the comparable period in 2018 were $37.4 million in net proceeds received from the issuance of common stock and common units. Our cash, cash equivalents, restricted cash, and short-term investments were $37.3 million at December 31, 2019. We believe, based on the operating cash requirements and capital expenditures expected for 2020 and 2021, our cash on hand plus short term investments at December 31, 2019, and revenue from our government sponsored contracts, are sufficient to fund operations for at least a 12-month period from the date our consolidated financial statements are issued.

We have not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales. Our sources of revenue for the years ended December 31, 2019 and 2018 consist primarily of revenues under our contract with BARDA and NIAID for the development of NasoShield and SparVax-L, respectively. We had a $15.3 million NIAID contract that was incrementally funded for the development of SparVax-L. Activities under this contract were completed during the quarter ended September 30, 2019 and no further funding is expected for this program. We have incurred significant losses since we commenced operations. As of December 31, 2019, we had accumulated losses of $137.4 million since our inception. In addition, we have not generated positive cash flows from operations. We have had to rely on a variety of financing sources, including the issuance of debt and equity securities. As capital resources are consumed to fund our research and development activities, we may not have sufficient capital to fund our plan of operations. In order to address our capital needs, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

In July 2016, we signed a five-year contract with BARDA. The contract, as amended, has a total value of up to $133.7 million and is used to fund clinical development of NasoShield. Under the contract, BARDA pays us a fixed fee and reimburses certain costs for the research and development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine through cGMP manufacture and conduct of a Phase 1 clinical trial dose ranging assessment of safety and immunogenicity. The contract consists of an initial base performance period providing approximately $27.8 million in funding for the period July 2016 through December 2020. BARDA has seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical studies. Each option, if exercised by BARDA, would provide additional funding ranging from approximately $1.1 million to $34.4 million for a three year period beginning Q1 2021. Through December 31, 2019, we have received an aggregate of approximately $21.9 million under the current BARDA contract.

Indebtedness

We had two non-interest-bearing research and development funding arrangements with BPI France that were entered into in December 2013 to provide up to €750,000 in research funding in the first arrangement and up to €250,000 in the second arrangement. We were permitted to draw 50% of the funds upon the signing of the arrangements, an additional 30% contingent upon a financial audit and technical progress report, and the remaining amounts at the completion of the research and development project being funded by the arrangements. In October 2016, we agreed to extend the term on the arrangement by two years. The total amount advanced under the arrangements was €500,000. In April 2019, we were notified that €102,951 exceeded the allowable funding in accordance with the arrangement and made a payment of this amount on June 5, 2019. In September 2019, we were notified that €238,229 ($265,540) was converted into a grant and we recognized this amount as grant revenue for the three and nine months ended September 30, 2019. In addition to the €102,951 amount paid in excess of the allowable funding, we paid €62,500 (total repayments of $186,940) during the nine months ended September 30, 2019. In October 2019, we paid the remaining balance on the BPI France notes.

On June 29, 2018, we issued $1.5 million aggregate principal amount of the Exchange Notes to the First Exchange Holders in conjunction with the First Exchange. The Exchange Notes earned interest at 1% per month and we incurred interest expense of $54,226 for the year ended December 31, 2018. On October 17, 2018, the Company extinguished the Exchange Notes by paying the outstanding principal and accrued interest in cash.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
(in thousands, except percentages)	2019	2018	Increase (Decrease)
Net cash (used in) provided by:
Operating activities	$(9,602)	$(9,389)	$(213)	2%
Investing activities	(28,286)	(1,001)	(27,285)	2,726%
Financing activities	12,532	32,490	(19,958)	(61)%

Operating Activities

Net cash used in operating activities was $9.6 million for the year ended December 31, 2019 compared to $9.4 million during the year ended December 31, 2018. Our sources of cash provided by operations during the year ended December 31, 2019 were primarily cash receipts of revenue generated by our BARDA and NIAID contracts. The primary uses of cash from our operating activities include payments for labor and labor-related costs, professional fees, research and development costs associated with our clinical trials, and other general corporate expenditures. The decrease in cash used in operations of $0.2 million year over year is due to an increase in net loss as adjusted for noncash items of $1.1 million offset by changes in working capital accounts of $0.9 million.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2019 was primarily due to purchases of short-term investments. The net cash used in investing activities in 2018 was primarily due to purchases of property and equipment related to the buildout of the Company’s new office and laboratory facilities which was completed in 2018.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2019 of $12.5 million was primarily the result of $12.7 million net proceeds received from Third Registered Direct Offering, offset by the repayment of notes payable and warrant repurchases. Net cash provided by financing activities during the year ended December 31, 2018 of $32.5 million was primarily the result of $37.4 million net proceeds received from the registered direct offerings and unit offerings, offset by $1.1 million paid to Existing Warrant holders in exchange for the Existing Warrants and $2.4 million paid to redeemable preferred stock holders upon redemption of our redeemable preferred stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company and not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

ALTIMMUNE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and the Board of Directors of

Altimmune, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altimmune, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Baltimore, Maryland

March 27, 2020

ALTIMMUNE, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$8,962,686	$33,718,713
Restricted cash	34,174	634,416
Total cash, cash equivalents, and restricted cash	8,996,860	34,353,129
Short-term investments	28,277,386	—
Accounts receivable	1,021,179	3,461,938
Tax refund receivable	629,096	1,008,973
Prepaid expenses and other current assets	470,228	548,094
Total current assets	39,394,749	39,372,134
Property and equipment, net	1,104,208	1,342,802
Right of use asset	698,321	—
Intangible assets, net	12,732,195	13,851,924
Other assets	128,547	183,682
Total assets	$54,058,020	$54,750,542
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Notes payable	$—	$71,596
Accounts payable	18,232	372,860
Accrued expenses and other current liabilities	3,904,767	4,082,949
Total current liabilities	3,922,999	4,527,405
Deferred income taxes	—	58,500
Contingent consideration	2,750,000	—
Other long-term liabilities	1,864,875	1,852,071
Total liabilities	8,537,874	6,437,976
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 15,312,381 and 9,078,735 shares issued; 15,312,167 and 9,078,238 shares outstanding at December 31, 2019 and 2018, respectively	1,508	876
Additional paid-in capital	187,914,916	170,207,844
Accumulated deficit	(137,376,122)	(116,855,991)
Accumulated other comprehensive loss, net	(5,020,156)	(5,040,163)
Total stockholders’ equity	45,520,146	48,312,566
Total liabilities and stockholders’ equity	$54,058,020	$54,750,542

The accompanying notes are an integral part of the consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2019	2018

Revenue	$5,801,401	$10,331,168
Operating expenses
Research and development	17,765,553	18,459,310
General and administrative	8,500,783	9,765,581
Impairment charges	1,000,000	24,940,687
Total operating expenses	27,266,336	53,165,578
Loss from operations	(21,464,935)	(42,834,410)
Other income (expense)
Changes in fair value of warrant liability, including loss on exchange	30,000	(2,878,484)
Changes in fair value of embedded derivative	—	184,555
Interest expense	(2,244)	(297,090)
Interest income	843,409	226,597
Other income, net	15,139	277,886
Total other income (expense)	886,304	(2,486,536)
Net loss before income tax benefit	(20,578,631)	(45,320,946)
Income tax benefit	58,500	6,149,794
Net loss	(20,520,131)	(39,171,152)
Other comprehensive loss — foreign currency translation adjustment	—	(463,177)
Other comprehensive income — unrealized gains on investments	20,007	—
Comprehensive loss	$(20,500,124)	$(39,634,329)
Net loss	$(20,520,131)	$(39,171,152)
Preferred stock accretion and other deemed dividends	(452,925)	(3,307,800)
Net loss attributable to common stockholders	$(20,973,056)	$(42,478,952)
Weighted-average common shares outstanding, basic and diluted	13,124,951	2,802,382
Net loss per share attributable to common stockholders, basic and diluted	$(1.60)	$(15.16)

The accompanying notes are an integral part of the consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2018	12,177	$9,281,767	608,499	$61	$121,657,587	$(77,684,839)	$(4,576,986)	$39,395,823
Stock based compensation			322,906	—	762,162			762,162
Vesting and accelerated vesting of restricted stock			284	—	11,203			11,203
Exercises of stock options			9,540	1	22,897			22,898
Accretion of Series B redeemable convertible preferred stock		2,894,885			(2,894,885)			(2,894,885)
Conversion of Series B redeemable convertible preferred stock into common stock	(9,813)	(9,790,367)	502,078	50	9,790,317			9,790,367
Redemption of Series B redeemable convertible preferred stock for cash and release of embedded derivative	(2,364)	(2,386,285)			23,292			23,292
Issuance of common stock for the exchange of warrants			318,668	32	3,433,009			3,433,041
Issuance of common stock and units in registered direct offerings, net of offering costs			4,916,263	491	26,734,997			26,735,488
Issuance of common units in public offering, net of offering costs			2,400,000	241	10,667,265			10,667,506
Foreign currency translation adjustments							(463,177)	(463,177)
Net loss						(39,171,152)		(39,171,152)
Balance, December 31, 2018	—	$—	9,078,238	$876	$170,207,844	$(116,855,991)	$(5,040,163)	$48,312,566
Stock based compensation					1,264,231			1,264,231
Vesting and accelerated vesting of restricted stock, net			(25,691)	6	(47,126)			(47,120)
Issuance of common stock upon exercise of warrants			11,000	1	30,323			30,324
Issuance of common stock in registered direct offering, net of offering costs			4,361,370	436	12,668,348			12,668,784
Issuance of common stock for acquired in-process research and development			1,887,250	189	3,791,296			3,791,485
Unrealized gain on short term investments							20,007	20,007
Net loss						(20,520,131)		(20,520,131)
Balance, December 31, 2019	—	$—	15,312,167	$1,508	$187,914,916	$(137,376,122)	$(5,020,156)	$45,520,146

The accompanying notes are an integral part of the consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,520,131)	$(39,171,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash consideration for acquired in-process research and development	6,541,485	—
Impairment charges	1,000,000	24,940,687
Stock-based compensation	1,264,231	773,248
Depreciation	239,821	218,717
Amortization	147,500	83,652
Unrealized (gain) loss on foreign currency exchange	(5,761)	64,806
Debt discount accretion	—	180,611
Gain from disposal of property and equipment	—	(3,806)
Changes in fair value of warrant liability	(30,000)	2,878,484
Changes in fair value of embedded derivative	—	(184,555)
Changes in operating assets and liabilities:
Accounts receivable	2,440,759	344,301
Prepaid expenses and other current assets	133,001	499,391
Accounts payable	(354,628)	243,062
Accrued expenses and other current liabilities	(626,193)	17,110
Deferred revenue	22,032	(19,780)
Deferred rent		818,893
Lease obligation	(175,490)	—
Tax refund receivable	379,877	5,077,217
Deferred tax benefit	(58,500)	(6,149,794)
Net cash used in operating activities	(9,601,997)	(9,388,908)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for short-term investments	(28,257,379)	—
Purchases of property and equipment	(1,227)	(975,407)
Proceeds from sale of property and equipment	—	14,492
Additions to intangible assets	(27,772)	(40,227)
Net cash used in investing activities	(28,286,378)	(1,001,142)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(292,002)	(1,549,702)
Redemption of preferred stock	—	(2,386,285)
Cash paid in conjunction with warrant exchange	(25,000)	(1,100,000)
Proceeds from conditional economic incentive	150,000	100,000
Proceeds from issuance of common stock, net of issuance costs	—	4,334,816
Proceeds from issuance of common units, net of issuance costs	12,668,784	33,068,178
Proceeds from exercise of warrants and stock options	30,324	22,898
Net cash provided by financing activities	12,532,106	32,489,905
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	(50,365)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(25,356,269)	22,049,490
Cash, cash equivalents, and restricted cash — beginning of year	34,353,129	12,303,639
Cash, cash equivalents, and restricted cash — end of year	$8,996,860	$34,353,129
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	—	57,214
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Conversion of Series B redeemable convertible preferred stock into common stock	$—	$9,790,367
Common Stock issued for acquired in-process research and development	$3,791,485	$—
Settlement of warrant liability for common stock	$—	$3,345,030
Notes payable issued in conjunction with the exchange of warrants	$—	$1,500,000
Accretion of Series B redeemable convertible preferred stock	$—	$2,894,885

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

The Company’s business is a result of a merger between PharmAthene, Inc. (“PharmAthene”) and the business previously known as Altimmune, Inc. (“Private Altimmune”). In May of 2017, Private Altimmune merged with PharmAthene pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated January 18, 2017. Except where the context indicates otherwise, references to “we,” “us,” “our,” “Altimmune” or the “Company” refer, for periods prior to the completion of the Mergers, to Private Altimmune and its subsidiaries, and for periods following the completion of the Mergers to the combined company and its subsidiaries.

The Company is focused on developing treatments for liver disease and immune modulating therapies. Our diverse pipeline includes next generation peptide therapeutics for NASH (ALT-801) and chronic hepatitis B (HepTcell™), conjugated immunostimulants for the treatment of cancer (ALT-702) and intranasal vaccines (NasoVAX™ and NasoShield™). The Company has not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales.

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates relied upon in preparing the accompanying consolidated financial statements were related to revenue recognition, the fair value of common stock and other equity instruments, accounting for stock-based compensation, income taxes, collectability of accounts receivable, useful lives of long-lived assets, fair value of contingent consideration acquired, impairment of goodwill and other long-lived assets, and accounting for project development and certain accruals. The Company assesses the above estimates on an ongoing basis; however, actual results could differ materially from those estimates.

Comprehensive Loss

For the years presented, the total comprehensive loss includes net loss and other comprehensive loss which represents unrealized gains on investments and foreign currency translation adjustments.

Foreign Currency Translation

Historically the Company’s UK subsidiaries utilized the British pound as their functional currency. The assets and liabilities of these subsidiaries were translated at current exchange rates, while revenue and expenses were translated at the average rates in effect for the period. The related translation gains and losses were included in other comprehensive income or loss within the Consolidated Statements of Operations and Comprehensive Loss. As a result of an analysis which took into account the economic indicators of these subsidiaries from a long-term perspective, the Company changed the functional currency for these subsidiaries from British Pounds to U.S. Dollars effective as of July 1, 2018. The change in the Company’s functional currency determination has been applied on a prospective basis in accordance with ASC 830. Therefore, any translation gains and losses that were previously recorded in accumulated other comprehensive income through June 30, 2018 remain unchanged as of December 31, 2019.

Segment

The Company is managed and operates as a single business focused on the research and development of immunotherapies and vaccines. The Company is managed by a single management team, and, consistent with its organizational structure, the Chief Executive Officer manages and allocates resources at a consolidated level. Accordingly, the Company views its business as one reportable operating segment.

Investments

The Company’s short-term investments are comprised of U.S. Treasury and corporate debt securities that have original maturities less than or equal to one year and are classified as available-for-sale securities. Such securities are carried at estimated fair value, with any unrealized holding gains or losses reported as accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, are included in other income in the consolidated results of operations. The Company reviews its investment portfolio for impairment quarterly or more frequently if circumstances warrant. In determining whether a decline in the value of an investment is other-than-temporary, the Company evaluates currently available factors that may include, among others: (1) general market conditions; (2) the duration and extent to which fair value has been less than the carrying value; (3) the investment issuer's financial condition and business outlook; and (4) its assessment as to whether it is more likely than not that the Company will be required to sell a security prior to recovery of its amortized cost basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value charged to earnings in that period, and a new cost basis for the security is established. Dividend and interest income are recognized in other income when earned. The cost of securities sold is calculated using the specific identification method. The Company places all investments with government agencies, or corporate institutions whose debt is rated as investment grade. Investments are classified as either current or non-current assets on our consolidated balance sheets based on their contractual maturity dates.

Intangible Assets

Intangible assets acquired in a business combination consist primarily of in-process research and development (“IPR&D”) assets. The value attributable to IPR&D projects at the time of acquisition is capitalized as an indefinite-lived intangible asset and tested for impairment until the project is completed or abandoned. Upon completion of the project, the indefinite-lived intangible asset will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the project is abandoned, the indefinite-lived intangible asset will be charged to expense. Intangible assets, including patents and licenses, acquired in other transactions are recorded at cost. Intangible assets with finite useful lives consist of legal costs incurred in the course of obtaining patents and license issuance fees for the use of proprietary technologies. Costs incurred for obtaining patents are amortized on a straight-line basis over the estimated useful lives of the assets from the time of approval of the patent. Prior to approval, these costs are carried on the balance sheets and not amortized. In the event approval is denied, the cost of the denied application is expensed. License issuance fees are amortized on a straight-line basis over the estimated useful lives of the underlying licensed technology. Intangible assets with finite useful lives are being amortized over 6 to 20 years and are evaluated separately from indefinite-lived intangible assets for impairment at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. These amortization costs are classified as research and development expenses in the accompanying statements of operations and comprehensive loss.

Impairment of Long-lived Assets and Goodwill

The Company evaluates our long-lived tangible and intangible assets, including IPR&D assets and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment of long-lived assets other than goodwill and indefinite lived intangibles is assessed by comparing the undiscounted cash flows expected to be generated by the asset to its carrying value. Prior to the complete impairment of goodwill in 2018, goodwill was tested for impairment by comparing the estimated fair value of our single reporting unit to its carrying value.

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

During the fourth quarter of 2018, the Company recorded $24,450,011 of impairments related to IPR&D assets. During 2019, the Company recorded $1,000,000 of impairments related to IPR&D assets. See Note 6 for further details.

During the year ended December 31, 2018, the goodwill impairment charges of $490,676 represented an adjustment recorded to reduce the tax refund receivable acquired in connection with a 2017 business combination. There was no goodwill balance outstanding as of December 31, 2019 and 2018.

Fair Value Measurements

The Company records certain financial assets and liabilities at fair value in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures, which defines fair value and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may change for many instruments. This condition could cause an instrument to be reclassified within levels in the fair value hierarchy. There were no transfers within the fair value hierarchy during the years ended December 31, 2019 and 2018.

Financial Instruments

The Company’s financial instruments consist of cash, cash equivalents, restricted cash, accounts receivable, short-term investments, notes payable, accounts payable, accrued expenses, BPI France notes, contingent consideration, common stock warrants classified as a liability, common stock warrants classified as equity, convertible preferred stock, redeemable convertible preferred stock, and an embedded derivative. The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their fair value due to the short-term nature of those financial instruments. Short-term investments are recorded at fair value, with any unrealized holding gains or losses reported as accumulated other comprehensive income or loss. The BPI France notes prior to their redemption or cancellation are recorded at their repayment value which approximates fair value. Contingent payments classified as a liability was recorded at fair value estimated using the Monte Carlo simulation valuation model. Redeemable convertible preferred stock until its redemption was classified as temporary equity and its carrying amount accreted over the term of the instrument up to its liquidation and redemption value. Common stock warrants classified as equity and convertible preferred stock classified as temporary equity are initially recorded at their grant date fair value. For those warrants with a down round feature, if the down round feature is triggered the Company would remeasure those instruments at that time with changes recorded as a deemed dividend all within equity. Common stock warrants classified as a liability and the embedded derivative are recorded at fair value and are remeasured every reporting period with the changes in fair value recorded as a component of other income (expenses), net until their settlement or exercise.

Revenue

Our revenue consists primarily of government and foundation grants and contracts that support the Company’s efforts on specific research projects. The Company has determined that the government agencies and foundations providing grants and contracts to the Company are not customers. These grants and contracts generally provide for reimbursement of approved costs as those costs are incurred by the Company. Research grants and contracts and the related accounts receivable are recognized as earned when reimbursable expenses are incurred and the performance obligation is complete. Payments received in advance of services being provided are recorded as deferred revenue.

Research and Development

Research and development costs are expensed as incurred. Research and development costs include payroll and personnel expense, consulting costs, external contract research and development expenses, raw materials, drug product manufacturing costs, and allocated overhead, including depreciation and amortization, rent and utilities. Research and development costs that are paid in advance of performance are capitalized as a prepaid expense and amortized over the service period as the services are provided.

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

Restricted Cash

The Company had restricted cash of $34,174 and $634,416 at December 31, 2019 and 2018, respectively held in money market savings accounts as collateral. The restricted cash as of December 31, 2019 is for the Company’s facility lease obligation. The restricted cash as of December 31, 2018, was for the Company’s facility lease obligation and $600,000 for a legal bond supporting the Company’s attempt to collect on amounts previously due from a third-party that was released from restriction in 2019.  Restricted cash is classified as a component of cash, cash equivalents, and restricted cash in the accompanying consolidated balance sheets and consolidated statements of cash flows.

Accounts Receivable

Accounts receivable includes both billed and unbilled amounts. The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. The Company’s receivables represent amounts reimbursed under its government grants and contracts. The Company believes that credit risks associated with these government grants and contracts is not significant. To date, the Company has not experienced any losses associated with accounts receivable and does not maintain an allowance for doubtful accounts.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. Periodically, the Company maintains deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality. The Company has not experienced any losses in these deposits. The Company recognizes research grants and contracts earned in connection with the services provided on research and development projects. The Company provides credit in the normal course of providing such services based on evaluations of the grantors’ financial condition and generally does not require collateral. To manage accounts receivable credit risk, the Company monitors the creditworthiness of its grantors. The U.S. Government accounts for 100% of research grants and contracts and accounts receivable for the years ended December 31, 2019 and 2018. As discussed above, the Company believes that credit risks associated with these government grants and contracts and accounts receivable is not significant.

Property and Equipment, Net

The Company records property and equipment at cost less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to operations as incurred, whereas major improvements are capitalized as additions to property and equipment. Costs of assets under construction are capitalized but are not depreciated until the construction is substantially complete and the assets being constructed are ready for their intended use.

Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the assets, as follows:

Asset Category	Estimated Useful Life
Computer and telecommunications	3 – 5 years
Software	3 years
Furniture, fixtures and equipment	5 years
Laboratory equipment	7 years
Leasehold improvements	Lesser of lease term or estimated useful lives

Preferred Stock

Shares of redeemable preferred stock were issued in August 2017. Redeemable preferred stock was classified as temporary equity and was initially recorded at its original issuance price, net of issuance costs and discounts. Such discounts included common stock warrants issued as part of the financing which were required to be classified as a liability and recorded at fair value (Note 12), an embedded derivative related to certain redemption features which was classified as a liability and recorded at fair value (Note 10), and the intrinsic value of a beneficial conversion feature present in the instrument at issuance (Note 10). The carrying value of the redeemable preferred stock was accreted over the term of the redeemable preferred stock up to its redemption value, using the straight-line method which approximates the effective interest method due to the short-term nature of the redeemable preferred stock terms with the amount of the accretion recorded as a reduction of additional paid-in capital. All redeemable preferred stock was either redeemed or converted during the year ended December 31, 2018.

Warrants

Common stock warrants issued in connection with the redeemable preferred stock in 2017 were classified as a liability because these warrants contained terms which could, in certain circumstances, required the Company to settle the instruments for cash and such circumstances are outside the Company’s control. Common stock warrants classified as a liability are initially recorded at their issuance date fair value and are remeasured on each subsequent balance sheet date with changes in fair value recorded as a component of other income (expenses), net. These common stock warrants were valued using the Monte Carlo simulation valuation model. These warrants were subsequently redeemed in 2018 (Note 12).

Common stock warrants issued in connection with the Unit Offering (as defined in Note 11), the Second Registered Direct Offering (as defined in Note 11), and the Third Registered Direct Offering (as defined in Note 11) were classified as a component of permanent equity because they are freestanding financial instruments that were legally detachable and separately exercisable from other debt and equity instruments, are contingently exercisable, do not embody an obligation for the Company to repurchase its shares, and permits the holders to receive a fixed number of common shares upon exercise. In addition, such warrants did not provide any guarantee of value or return. The Second Registered Direct Offering and Third Registered Direct Offering triggered down round adjustments to the exercise price of warrants issued in connection with the unit offering. The Company treated the value of the effect of the reduction in exercise price as a deemed dividend, resulting in a reduction to income available to common shareholders (Note 12).

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

Leases

The Company’s headquarters lease is the primary lease, accounted for as an operating lease under the new lease accounting guidance, which the Company adopted on January 1, 2019 under the prospective optional transition method.

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

The change in Company’s estimates associated with payments which will become due and payable for development and regulatory milestones will change the fair value of contingent consideration, resulting in a charge or contra expense to research and development expense in the period in which the increase or decrease is determined.

Recently Issued Accounting Pronouncements

Recently Adopted:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires a lessee to separate the lease components from the non-lease components in a contract and recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The standard requires a modified retrospective approach or an optional transition to apply the new guidance in the year of transition rather than at the beginning of the earliest period presented. The Company adopted ASU 2016-02 in the first quarter of 2019 under the optional transition method. The Company’s existing operating leases were accounted for as operating lease liabilities and right of use assets upon adoption. The Company has elected the package of practical expedients permitted. Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease, (b) whether classification of the operating leases would be different in accordance, or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs at lease commencement. In addition, the Company does not allocate the consideration between lease and non-lease components. The adjustment resulted in an increase of $756,347 to total assets and total liabilities on the January 1, 2019 consolidated balance sheet. The adoption did not have a material impact on the consolidated statement of operations or consolidated statement of cash flows.

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

Pending Adoptions:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which required entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This update also required enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. This standard is effective for the Company as a smaller reporting company beginning January 1, 2023. Adoption is not expected to have a material impact on the Company’s consolidated financial statement disclosure requirements.

In August 2018, FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, was issued to modify and enhance the disclosure requirements for fair value measurements. This update is effective in fiscal years, including interim periods, beginning after December 15, 2019, and early adoption is permitted. The Company is still completing its assessment of the impacts and anticipated adoption date of this guidance. Adoption is not expected to have a material impact on the Company’s consolidated financial statement disclosure requirements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which amends the approaches and methodologies in accounting for income taxes during interim periods and makes changes to certain income tax classifications. The new standard allows exceptions to the use of the incremental approach for intra-period tax allocation, when there is a loss from continuing operations and income or a gain from other items, and to the general methodology for calculating income taxes in an interim period, when a year-to date loss exceeds the anticipated loss for the year. The standard also requires franchise or similar taxes partially based on income to be reported as income tax and the effects of enacted changes in tax laws or rates to be included in the annual effective tax rate computation from the date of enactment. Lastly, in any future acquisition, the Company would be required to evaluate when the step-up in the tax basis of goodwill is part of the business combination and when it should be considered a separate transaction. The standard will be effective for the Company beginning January 1, 2021, with early adoption of the amendments permitted. The Company is currently evaluating the impact from the adoption of ASU 2019-12 on its consolidated financial statements.

3.Acquisitions

The Company entered into a definitive agreement to acquire all of the equity interests of Spitfire Pharma, Inc. (“Spitfire”) on July 8, 2019. Spitfire was a privately held, preclinical pharmaceutical company developing a novel dual GLP-1/glucagon receptor agonist for the treatment of non-alcoholic steatohepatitis.

The transaction closed on July 12, 2019. The Company issued 1,887,250 unregistered shares of its common stock (the “shares”) as upfront consideration to certain former securityholders of Spitfire (collectively, the “Spitfire Equityholders”), representing an amount equal to $5,000,000 less working capital and transaction expense adjustment amounts as defined in the agreement (the “closing consideration”). The number of shares issued as payment of the Closing Consideration was determined based on the average of the closing prices of the Company’s common stock as reported on the Nasdaq Global Market for the twenty consecutive trading days prior to and including July 8, 2019, the date on which the parties entered into the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). The Spitfire Equityholders agreed to a lock-up on the upfront consideration pursuant to which 33.3% of the shares will be released at 6 months; 33.3% will be released at 12 months; and 33.3% will be released at 18 months.

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

The Company determined that the acquisition of Spitfire should be accounted for as an asset acquisition instead of a business combination because substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, and therefore, the asset is not considered a business. The Company expensed the acquired intellectual property as of the acquisition date as in-process research and development with no alternative future uses. During the year ended December 31, 2019, the Company recorded an in-process research and development expense of $4,337,574 for the up-front consideration, which included the fair value of the common stock transferred and net liabilities assumed. The fair value of the common shares transferred was based on the Company’s stock price of $2.45 on July 12, 2019, offset by an estimated discount of $832,277 for lack of marketability.

The future contingent payments related to the Regulatory Milestones are stock-based payments accounted for under FASB Accounting Standards Codification Topic 480, Distinguishing Liabilities From Equity. Such stock-based payments are subject to a lock-up whereby 50% of the shares are released at 3 months and 50% are released at 6 months. As of the acquisition date, the Company estimated future contingent consideration based upon a Monte Carlo simulation that has been risk adjusted based on the probability of achieving the milestone and a discount for lack of marketability. The Company remeasured the fair value of the contingent consideration as of December 31, 2019. During the year ended December 31, 2019, the Company has expensed $2,750,000 to in-process research and development expenses.

The future contingent payments related to the Sales Milestones are predominately cash-based payments accounted for under FASB Accounting Standards Codification Topic 450, Contingencies. Accordingly, the Company will recognize the Sales Milestones when the contingency is resolved and the amount is paid or payable.

Finally, transaction costs associated with the Spitfire acquisition of $680,090 are recorded within research and development expense during the year ended December 31, 2019.

4.	Net Loss Per Share

Because the Company has reported net loss attributable to common stockholders for the years ended December 31, 2019 and 2018, basic and diluted net loss per share attributable to common stockholders are the same for both years. All preferred stock, unvested restricted stock, common stock warrants, stock options, and other potentially dilutive shares have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact.

Potential common shares issuable upon conversion, unvested restricted stock, common stock warrants, stock options, and other potentially dilutive shares are excluded from the computation of diluted weighted-average shares outstanding are as follows:

	As of December 31,
	2019	2018
Common stock warrants	10,384,706	7,344,297
Common stock options	973,172	353,274
Unvested restricted stock	235,666	323,404
Other dilutive securities	28,070	—

5.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of December 31,
	2019	2018
Furniture, fixtures and equipment	$121,491	$121,491
Laboratory equipment	926,590	926,590
Computers and telecommunications	150,517	149,290
Software	25,069	25,069
Leasehold improvements	1,228,108	1,228,108
Property and equipment, at cost	2,451,775	2,450,548
Less accumulated depreciation and amortization	(1,347,567)	(1,107,746)
Property and equipment, net	$1,104,208	$1,342,802

Depreciation expense related to property and equipment for the years ended December 31, 2019 and 2018 was $239,821 and $218,717, respectively.

6.	Goodwill and Intangible Assets

The Company’s intangible assets consisted of the following:

	As of December 31, 2019
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Impairment	Net Book Value
Internally developed patents	6 – 10 years	$746,323	$(448,874)	$—	$297,449
Acquired licenses	16 – 20 years	285,000	(269,221)	—	15,779
Total intangible assets subject to amortization		$1,031,323	$(718,095)	$—	$313,228
IPR&D assets	Indefinite	13,418,967	—	(1,000,000)	12,418,967
Total		$14,450,290	$(718,095)	$(1,000,000)	$12,732,195

	As of December 31, 2018
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Impairment	Net Book Value
Internally developed patents	6 – 10 years	$718,559	$(317,172)	$—	$401,387
Acquired licenses	16 – 20 years	285,000	(253,430)	—	31,570
Total intangible assets subject to amortization		$1,003,559	$(570,602)	$—	$432,957
IPR&D assets	Indefinite	37,868,978	—	(24,450,011)	13,418,967
Total		$38,872,537	$(570,602)	$(24,450,011)	$13,851,924

Amortization expense of intangible assets subject to amortization totaled $147,500 and $83,652 for the years ended December 31, 2019 and 2018, respectively, and was classified as research and development expenses in the accompanying consolidated statements of operations and comprehensive loss.

As of December 31, 2019, future estimated amortization expense is as follows:

For the Year Ended December 31,
2020	$42,275
2021	26,059
2022	26,059
2023	26,059
2024	22,153
2025 and thereafter	170,623
Total	$313,228

The above future estimated amortization expense does not include potential amortization charges related to the remaining carrying value of IPR&D assets as of December 31, 2019. Those assets, which represent incomplete technologies, will be amortized to expense once the underlying technologies are substantially complete over their estimated useful lives, expected to be 15 to 18 years. In the event that in the future the Company ceases the development of these assets, the remaining carrying value would be written off at that time. IPR&D assets are periodically assessed for impairment by considering the state of completion of the projects, the remaining activities required to complete development, the anticipated market for the completed products, and anticipated future cash required to complete development.

During the fourth quarter of 2018, based on the continued decline of the Company’s market capitalization following the completion of the equity offerings and a strategic review of the development pipeline at the direction of a new CEO, the Company concluded under the qualitative assessment that an impairment indicator was present as it related to three IPR&D assets. Based on the Company’s strategic review, management concluded it would discontinue development of the Oncosyn cancer immunotherapy program and accordingly the entire amount of this IPR&D asset, or $3,061,011 was charged to expense. For the remaining two IPR&D assets related to HepTcell and SparVax-L, the Company calculated fair value using an excess earnings method or discounted cash flow model and compared the fair value to the carrying amount of the indefinite lived asset. Based on the analysis, the fair value of the Company’s HepTcell IPR&D asset exceeded its carrying value by an amount greater than 10%. However, during 2018, the Company concluded that the fair value of the SparVax-L IPR&D intangible asset was approximately $1,000,000 as compared to the current carrying value of the asset of $22,389,000, which resulted in an impairment charge of $21,389,000. Key assumptions used in the analysis included projected cash flows, a probability of success of the ultimate project, and the discount rate.

During 2019, as a result of the SparVax-L NIAID contract completion and the US government’s funding prioritization of only single dose anthrax vaccine candidates, we abandoned the project and concluded that the full remaining net book value of the SparVax-L IPR&D asset was impaired. As a result, of $1,000,000 was written off as an impairment charge which was classified as a component of operating expenses during the year ended December 31, 2019.

During the year ended December 31, 2018, an additional $490,676 of goodwill was written off as an impairment charge.  The impairment was an adjustment to reduce the tax refund receivable acquired in connection with a 2017 business combination.

Changes in the carrying amounts of IPR&D assets and goodwill for the years ended December 31, 2019 and 2018 were:

	IPR&D	Goodwill
Balance, January 1, 2018	$38,245,871	$—
Additions	—	490,676
Foreign currency translation adjustments	(376,893)	—
Impairment charges	(24,450,011)	(490,676)
Balance, December 31, 2018	$13,418,967	$—
Impairment charges	(1,000,000)
Balance, December 31, 2019	$12,418,967	$—

7.	Accrued Expenses and Other Current Liabilities

Accrued expense and other current liabilities consist of the following:

	As of December 31,
	2019	2018
Accrued professional services	$429,467	$552,619
Accrued payroll and employee benefits	1,183,130	1,257,191
Accrued interest	5,047	1,192
Lease obligation, current portion	259,449	—
Deferred rent, current portion	—	175,490
Accrued research and development	1,966,111	2,076,704
Deferred revenue	61,563	19,753
Total accrued expenses	$3,904,767	$4,082,949

8.	Licenses

University of Alabama at Birmingham Research Foundation

The Company had an agreement with the University of Alabama at Birmingham Research Foundation (“UABRF”) for the exclusive worldwide license to develop, manufacture, and commercialize certain proprietary technology developed at UABRF. That agreement expired in accordance with its terms in January 2020. Under the terms of the amended and restated agreement, the Company was obligated to pay an annual license fee of $20,000 and low single digit royalty fees upon the commencement of product sales. Fees incurred under the UABRF agreement totaled $20,000 in each of the years ended December 31, 2019 and 2018 and are classified as a component of research and development expenses in the accompanying consolidated statements of operations and comprehensive loss.

Janssen Vaccines & Prevention B.V.

The Company has a royalty-bearing, worldwide non-exclusive license agreement with Janssen Vaccines & Prevention B.V. (“Janssen”) for use of its vaccine technology. We may terminate the license agreement without cause, and the agreement contains customary provisions for either party to terminate prior to the expiration of the agreement. The amended license agreement expires on a product-by-product and country-by-country basis on the later of the date upon which the last of the licensed patents applicable to the relevant product expires or 15 years from the date of first commercial sale of the relevant product. The Janssen patent rights include patents issued in the United States with an expected expiration date no earlier than April 2020, in each case not giving effect to any potential extensions and assuming payment of all associated fees. Upon expiration of the amended license agreement, or if we terminate the amended license agreement for Janssen’s material breach, we retain the right to exploit the rights granted. Under the agreement, the Company is required to pay an annual license fee and annual royalty fees upon reaching certain milestones in an amount that equals the greater of a low single digit percentage of net sales or $100,000. Fees incurred under the Janssen agreement totaled $111,499 and $177,625 for the years ended December 31, 2019 and 2018, respectively, and are included in research and development expenses in the accompanying consolidated statements of operations and comprehensive loss.

Auburn University

The Company has an exclusive, world-wide license agreement to develop, manufacture, and commercialize certain vaccine technology developed at Auburn University. The Auburn University agreement expires on the last of the related patent expiration date which may be extended upon patent renewal. The last of the patent expiration date is currently on August 15, 2025. Under the agreement, the Company paid an upfront fee of $1,000 upon signing of the agreement, and is obligated to pay an annual license fee of $5,000, and low single digit royalty fees from net product sales or sublicenses of the technology. Fees incurred under the Auburn University agreement totaled $5,000 in each of the years ended December 31, 2019 and 2018 and are included in research and development expenses in the accompanying consolidated statements of operations and comprehensive loss.

9.	Notes Payable and Other Liabilities

The Company’s current portion of outstanding notes payable are summarized as follows:

	As of December 31,
	2019	2018
BPI France notes, short-term portion	$—	$71,596
Total notes payable	$—	$71,596

The Company’s long-term portion of outstanding notes payable as well as other long-term liabilities are summarized as follows:

	As of December 31,
	2019	2018
BPI France notes, long-term portion	$—	$501,174
Lease obligation, long-portion (see Note 15)	1,484,679	—
Deferred rent, long-term portion	—	1,045,807
Common stock warrant liability (see Note 12)	10,000	65,000
Economic conditional grants	250,000	100,000
Other	120,196	140,090
Total other long-term liabilities	$1,864,875	$1,852,071

BPI France Notes

The Company had two non-interest-bearing research and development funding arrangements with BPI France that were entered into in December 2013 to provide up to €750,000 in research funding in the first arrangement and up to €250,000 in the second arrangement. The Company was permitted to draw 50% of the funds upon the signing of the arrangements, an additional 30% contingent upon a financial audit and technical progress report, and the remaining amounts at the completion of the research and development project being funded by the arrangements. In October 2016, the Company and BPI France agreed to extend the term on the arrangement by two years. The total amount advanced under the arrangements was €500,000. In April 2019, the Company was notified that €102,951 exceeded the allowable funding in accordance with the arrangement and made payment of this amount on June 5, 2019. In September 2019, the Company was notified that €238,229 ($265,540) was converted into a grant and recognized as grant revenue for the year ended December 31, 2019. In October 2019, the Company paid the remaining balance on the BPI France notes. The total repayments during the year ended December 31, 2019 was $292,002.

Economic Incentive Grants

The Company has two conditional economic incentive grants for a total of $250,000 from Montgomery County and State of Maryland. The Montgomery County grant was received in May of 2018, with a term expiring on February 28, 2028. The State of Maryland grant was received in October 2019, with a 10-year term expiring on December 31, 2029. These grants are conditional primarily based on the Company maintaining its current headquarter locations in addition to employing a required number of employees at different reporting dates through the term of the grant. The Company is accruing 3% interest on both grants and has recorded $5,042 in interest expense for the year ended December 31, 2019.

Exchange Notes

In conjunction with the First Exchange (as defined in Note 12) the Company issued convertible notes (the “Exchange Notes”) with an aggregate principal value of $1,500,000, which were initially convertible into up to 73,530 shares of our common stock at the note holder’s option on the maturity date. The Exchange Notes were also convertible in the event of default, at which time the balance of the notes would increase by 112% and was convertible at a share price equal to the lower of $20.40 per share or 75% of the weighted average price of common stock during the twenty consecutive trading day period immediately preceding the event of default. In the event the weighted average price of common stock as defined above is below $4.50 per share, then a supplemental cash payment was due to the note holder.

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

The Company fully redeemed the Exchange Notes and accrued interest for cash in October 2018.

10.	Preferred Stock

Redeemable Convertible Preferred Stock

On August 16, 2017, the Company issued 15,656 shares of $0.0001 par value, redeemable preferred stock and warrants to purchase up to 78,181 shares of common stock (see Note 12), for total gross proceeds of $14,716,370, and incurred issuance costs totaling $1,697,800. The redeemable preferred stock matured on August 16, 2018. In addition, the redeemable preferred stock agreements required that the Company reserve a sufficient number of common shares to cover at least 150% of the common shares expected to be issued upon the conversion of the redeemable preferred stock at the then current conversion price, and the exercises of common stock warrants issued in connection with the redeemable preferred stock.

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

The redeemable preferred stock also contained a beneficial conversion feature at issuance. The conversion feature was “in-the-money” as of the commitment date as the fair value of the underlying common share was greater than the effective conversion price. The beneficial conversion feature, measured as the intrinsic value of the feature, totaled $1,506,196 on the redeemable preferred stock issuance date, and was classified as a component of additional paid-in capital. The beneficial conversion feature was not remeasured in subsequent periods but was recognized in nine equal amounts corresponding to each of the redeemable preferred stock installments. During the year ended December 31, 2018, the Company recognized $1,338,840 of the beneficial conversion feature.

The fair value used to determine the initial carrying value of the embedded redemption derivative financial instrument was measured using Level 3 inputs and was estimated using the Monte Carlo simulation valuation model. The periodic changes in the fair value of the embedded redemption derivative financial instrument for the year ended December 31, 2018 are as follows:

Balance, January 1, 2018	$27,236
Changes in fair value	(27,236)
Balance, December 31, 2018	$—

During the year ended December 31, 2018, the Company converted 9,813 shares of the redeemable preferred stock for an aggregate of 502,078 shares of common stock. In June 2018, the Company additionally agreed to redeem the First Exchange investors’ remaining 2,364 shares of Series B Preferred Stock at their face value of $2,364,044. Since the redemption occurred prior to the stated maturity date, $56,792 of the redemption price is considered a deemed dividend. On July 11, 2018, the Company entered into exchange agreements with certain other holders of the Series B Preferred Stock and warrants (the “Second Exchange”) pursuant to which the Company (i) issued an aggregate of 32,124 shares of common stock and (ii) paid $22,241 in cash, in exchange for all of their outstanding shares of our Series B Preferred Stock. Due to the redemption occurring prior to the stated maturity date, this exchange resulted in a deemed contribution of $111,553. As of December 31, 2019 and 2018, there were no remaining Redeemable Convertible Preferred Shares outstanding.

11.	Common Stock

On September 26, 2018, the Company issued an aggregate of 286,633 shares of common stock at a purchase price of $17.02 per share to certain institutional investors in a registered direct offering (the “First Registered Direct Offering”). The net proceeds of the First Registered Direct Offering were $4,334,816, after deducting placement agent fees and offering expenses of $543,677.

On October 2, 2018, the Company issued a combined total of 2,400,000 common units and pre-funded units in a public offering (the “Unit Offering”). Each common unit in the Unit Offering was sold at a public offering price of $5.00 and consisted of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $6.00. Each warrant sold in the Unit Offering was exercisable immediately and expired five years from the date of issuance. Each pre-funded unit in the Unit Offering was sold at a public offering price of $4.99 and consisted of a pre-funded warrant to purchase one share of common stock at an exercise price of $0.01 per share and a warrant to purchase one share of common stock at an exercise price of $6.00. The pre-funded warrants were immediately exercisable and were able to be exercised at any time until all of the pre-funded warrants were exercised in full. All of the pre-funded warrants were exercised prior to December 31, 2018. The net proceeds of the Unit Offering were $10,667,506, after deducting the underwriting discount and estimated offering expenses payable by the Company. The entire amount of 2,400,000 common shares issued in connection with the Unit Offering are included in common shares outstanding.

The warrants issued in the Unit Offering are each subject to anti-dilution protection. Accordingly, to the extent the Company was to issue additional common stock or securities convertible into common stock at an issuance price lower than exercise price of the warrants, the exercise price of the warrants would be adjusted to the lower of (i) the issuance price or (ii) the lowest volume weighted average price of the Company’s common stock on the five trading days following the announcement of the new offering.

On October 10, 2018, the Company issued a combined total of 4,629,630 common units and pre-funded units to certain institutional investors in a registered direct offering (the “Second Registered Direct Offering”). Each common unit in the Second Registered Direct Offering was sold at a price of $5.40 and consisted of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $5.40. Each warrant sold in the Second Registered Direct Offering was exercisable immediately and expired five years from the date of issuance. Each pre-funded unit in the Second Registered Direct Offering was sold at a public offering price of $5.39 and consisted of a pre-funded warrant to purchase one share of common stock at an exercise price of $0.01 per share and a warrant to purchase one share of common stock at an exercise price of $5.40. The pre-funded warrants were immediately exercisable and were able to be exercised at any time until all of the pre-funded warrants are exercised in full. All of the pre-funded warrants were exercised prior to December 31, 2018. The net proceeds of the Second Registered Direct Offering were $22,400,673, after deducting the underwriting discount and estimated offering expenses payable by the Company. The entire amount of 4,629,630 common shares issued in connection with the Unit Offering are included in common shares outstanding.

On March 12, 2019, the Company issued a combined total of 4,361,370 common units and pre-funded units to certain institutional investors in a registered direct offering (the “Third Registered Direct Offering”). Each common unit in the Third Registered Direct Offering was sold at a price of $3.21 and consisted of one share of common stock and 0.70 of a warrant to purchase one share of common stock at an exercise price of $3.21. Each warrant sold in the Third Registered Direct Offering was exercisable immediately and expired five years from the date of issuance. Each pre-funded unit in the Third Registered Direct Offering was sold at a public offering price of $3.20 and consisted of a pre-funded warrant to purchase one share of common stock at an exercise price of $0.01 per share and 0.70 of a warrant to purchase one share of common stock at an exercise price of $3.21. All of the pre-funded warrants were exercised prior to March 31, 2019. The net proceeds of the Third Registered Direct Offering were $12,668,784, after deducting the underwriting discount and estimated offering expenses payable by the Company.

The warrants issued in both the Unit Offering and the Second Registered Direct Offering were concluded to be equity classified freestanding financial instruments. The Second Registered Direct Offering triggered a down round adjustment to the exercise price of the warrants issued in the Unit Offering from $6.00 to $4.1798. The value of a down round feature is measured as the difference between the financial instrument’s fair value (without the down round feature) using the pre-trigger exercise price and the financial instrument’s fair value (without the down round feature) using the reduced exercise price. During the year ended December 31, 2018, the Company treated the value of the effect of the reduction in exercise price as a deemed dividend of $780,038 which reduced income available to common shareholders.

The warrants issued in the Third Registered Direct Offering were also concluded to be equity classified freestanding financial instruments. The Third Registered Direct Offering triggered an additional down round adjustment to the exercise price of the warrants issued in the Unit Offering from $4.1798 to $2.7568. During the year ended December 31, 2019, the Company treated the value of the effect of the reduction in exercise price as a deemed dividend of $452,925 which reduced income available to common shareholders.

On July 12, 2019, as discussed in Note 3, the Company issued 1,887,250 unregistered shares of its common stock as upfront consideration to certain former Spitfire Equityholders representing the closing consideration.

12.	Warrants

The following common stock warrants were outstanding at December 31, 2019:

	Number of Common Stock Warrants	Per Share Exercise Price	Issuance Date	Expiration Date
Replacement warrants	155	$483.00	March 3, 2012	March 3, 2022
Issued with redeemable preferred stock*	62	80.10	August 16, 2017	August 16, 2022
Issued with common units in Unit Offering	2,505,250	2.75	October 2, 2018	October 2, 2023
Underwriter warrant issued with public offering	196,650	6.25	October 2, 2018	September 28, 2021
Issued with common units in the Second Registered Direct Offering	4,629,630	5.40	October 10, 2018	October 10, 2023
Issued with common units in the Third Registered Direct Offering	3,052,959	3.21	March 12, 2019	March 12, 2024
Total	10,384,706
*Liability classified warrants

The following common stock warrants were outstanding at December 31, 2018:

	Number of Common Stock Warrants	Per Share Exercise Price	Issuance Date	Expiration Date
Replacement warrants	155	$483.00	March 3, 2012	March 3, 2022
Issued with redeemable preferred stock*	1,612	80.10	August 16, 2017	August 16, 2022
Issued with common units in Unit Offering	2,516,250	4.18	October 2, 2018	October 2, 2023
Underwriter warrant issued with public offering	196,650	6.25	October 2, 2018	September 28, 2021
Issued with common units in the Second Registered Direct Offering	4,629,630	5.40	October 10, 2018	October 10, 2023
Total	7,344,297
*Liability classified warrants

In May 2017, the Company issued 155 common stock warrants to replace outstanding common stock warrants in connection with the Merger Agreement.

In August 2017, in connection with the redeemable preferred stock issuance (Note 10), the Company granted warrants to holders of redeemable preferred stock to purchase up to 78,181 shares of the Company’s common stock. Warrants issued with the redeemable preferred stock are classified as a liability and are initially recorded at their grant date fair value, to be remeasured on each subsequent balance sheet date. The warrant liability is classified as component of other long-term liabilities. During the years ended December 31, 2019, and 2018, the Company exchanged 1,550 and 76,569, respectively, of these warrants for a combination common stock and cash, leaving 62 of these warrants outstanding as of December 31, 2019.

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

The total fair value of the consideration given in exchange for the warrants in the First Exchange was $4,727,000, which exceeded the March 31, 2018 fair value of the warrants by $3,467,935. The warrant fair value at March 31, 2018 was determined assuming an orderly transaction between market participants, using a Monte Carlo simulation valuation model. The Company was compelled to enter into the exchange transaction as management believes the dilutive features of the common stock warrants prevented the Company from obtaining sufficient financing on acceptable terms. Accordingly, the Company recorded a loss on exchange of warrants in the First Exchange of $3,593,082, inclusive of transaction costs of $125,147, which is reported in changes in fair value of warrant liability including loss on exchange on the consolidated statement of operations and comprehensive loss. The Company additionally agreed to redeem the First Exchange investors’ remaining shares of Series B Preferred Stock at their face value of $2,364,044 (Note 10).

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

On September 7, 2018, the Company closed on exchange agreements with certain holders of our warrants (the “Third Exchange”) pursuant to which we issued 5,929 shares of common stock in exchange for warrants to purchase 921 shares of common stock.

The consideration given for the warrants in the Second and Third Exchange was valued at the closing price of the common stock on the day the transactions closed and the shares were transferred, which was $8.64 and $8.85 per share, respectively. Accordingly, the Company realized a gain on the exchange of warrants of $779,923 based on the fair value of the shares transferred as compared to the last determination of fair value of the warrants performed by the Company as of June 30, 2018, which is reported in changes in fair value of warrant liability including loss on exchange on the consolidated statement of operations and comprehensive loss. The following is a summary of the income statement effect of changes in the Company’s outstanding warrants:

	Year Ended December 31,
	2019	2018
Changes in fair value of warrants	$30,000	$(9,160)
Loss on warrants exchanged	—	(2,688,012)
Transaction costs	—	(181,312)
Change in fair value of warrant liability, including gain (loss) on exchange	$30,000	$(2,878,484)

A summary of warrant activity during the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31,
	2019	2018
Warrants outstanding, January 1	7,344,297	78,336
Issuances	3,052,959	7,342,530
Exercises, conversions, exchanges and repurchases	(12,550)	(76,569)
Warrants outstanding, December 31	10,384,706	7,344,297

The periodic changes in the fair value of the warrant liability is as follows:

Balance, January 1, 2018	$3,400,869
Warrants settled upon exchange	(3,345,029)
Changes in fair value	9,160
Balance, December 31, 2018	65,000
Warrant repurchases	(25,000)
Changes in fair value	(30,000)
Balance, December 31, 2019	$10,000

The following assumptions were used to estimate the fair value of warrants classified as a liability using the Monte Carlo simulation valuation model with Level 3 inputs at December 31, 2019 and 2018 were as follows:

	As of December 31,
	2019	2018
Expected volatility	89.87%	93.90%
Expected term (years)	2.63	3.60
Risk-free interest rate	1.61%	2.48%
Expected dividend yield	0.00%	0.00%

13.	Stock-Based Compensation

Stock Options

The Company established the 2001 Employee Stock Option Plan to provide incentive stock options and non-qualified stock options to employees, and the 2001 Non-employee Stock Option Plan to provide non-qualified stock options to the members of the board of directors and advisory board, and non-employees. The 2001 Employee Stock Option Plan and the 2001 Non-employee Stock Option Plan are collectively referred to as the “2001 Plans.” In connection with the Merger Agreement in 2017, the Company issued options from its 2001 Plans to replace options previously granted option plans. The Company de-designated common stock available for issuance under the 2001 Plans. No additional options or restricted stock will be granted under these plans. Options outstanding and unvested restricted stock granted or replaced under these plans will continue to vest over the remaining vesting period through the earlier of exercise, expiration, or forfeiture no additional options, restricted stock or other awards will be granted under these plans. The replacement options issued after the 2017 mergers will continue to vest over the remaining vesting period through the earlier of exercise, expiration, or forfeiture. Also, in connection with the 2017 mergers, the 2001 Plans were assumed by the Company.

In addition, the Company assumed the PharmAthene, Inc. Amended and Restated 2007 Long-Term Incentive Compensation Plan, or the 2007 Plan. Awards outstanding under the 2007 Plan remained outstanding in accordance with their applicable terms and conditions. No additional awards will be made under the 2007 Plan.

The Company established the 2017 Omnibus Incentive Plan (the “Omnibus Plan”) to provide incentive stock options, non-qualified stock options, restricted stock, and other stock-based awards denominated in shares of the Company’s common stock, and performance-based cash awards to eligible employees, consultants, and directors. In 2018, the Company’s shareholders approved an amendment to the Omnibus Plan to increase the number of shares reserved for issuance from 1,500,000 to 5,000,000. The aggregate share reserve will be increased on January 1 of each year commencing in 2018 and ending on and including January 1, 2027 up to an amount equal to the lowest of (i) 4% of the total number of shares of common stock outstanding on a fully diluted basis as of December 31 of the immediately preceding calendar year, and (ii) such number of shares of common stock, if any, determined by the Company’s board of directors. The maximum shares of common stock that may be granted to each employee or consultant in any fiscal year under the Omnibus Plan is the lesser of 800,000 shares per type of award or a maximum compensation amount of $5,000,000 under a Black-Scholes valuation model. The maximum common stock that may be granted to directors under the Omnibus Plan during any fiscal year is 500,000 shares.

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

The 2001 Plans, the 2007 Plan, the Omnibus Plan, and the Inducement Plan are collectively referred to as the “Plans.” During the year ended December 31, 2019 under the Plans, a total of 725,000 options to purchase shares of common stock were granted. As of December 31, 2019, there were 83,373 and 1,491,582 shares of common stock available for future grants under the Omnibus Plan and the Inducement Plan, respectively.

The fair value of stock option issued to employees was estimated at the date of grant using Black-Scholes with the following weighted-average assumptions:

	For the Year Ended December 31,
	2019	2018
Expected volatility	92.68%	92.14%
Expected term (years)	5.89	6.07
Risk-free interest rate	2.17%	2.86%
Expected dividend yield	0.00%	0.00%

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

A summary of stock option activities under the Plans is presented below:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Year)	Weighted- Average Intrinsic Value
Outstanding, January 1, 2019	353,274	$10.97	6.04	$-
Granted	725,000	2.67
Exercised	—			$-
Forfeited or expired	(105,102)	14.89
Outstanding, December 31, 2019	973,172	$4.36	5.91	$-
Exercisable, December 31, 2019	289,518	$6.86	5.48	$-
Expected to vest, December 31, 2019	594,779	$3.30	6.09	$-

The per share weighted-average grant date fair value of stock options granted during the years ended December 31, 2019 and 2018 were $2.67 and $4.63, respectively. At December 31, 2019, there was $1,375,808 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 3.22 years.

Restricted Stock

In October 2016, the Company authorized and granted a restricted stock award of 2,651 shares at an aggregate purchase price of $1,067. The weighted average grant date fair value of the restricted stock award was $310.80 per share. The restricted stock vests ratably at the end of each quarter over four years starting on December 31, 2016 with 50% of the original issued shared subject to accelerated vesting upon a deemed liquidation event. Fair value of restricted shares that vested during the year ended December 31, 2019 totaled $648. The Company expects the 213 remaining shares to vest during 2020.

On November 30, 2018, the Company authorized and granted one executive officer a restricted stock award of 322,907 shares. The weighted average grant date fair value of the restricted stock award was $3.59 per share. The restricted stock vests over a four-year period, 25% of the Shares vesting on the one-year anniversary, and the remaining 75% vesting in 36 substantially equal monthly installments and will be fully vested on December 1, 2022; provided, however, that the executive officer has not experienced a termination prior to the applicable vesting date. Fair value of the 87,454 restricted shares that vested during the year ended December 31, 2019 totaled $159,032.

A summary of restricted stock activities is presented below:

	Shares	Weighted- average Grant Date Fair Value
Unvested, January 1, 2019	323,404	$4.06
Vested	(87,738)	4.58
Unvested, December 31, 2019	235,666	$3.87

As of December 31, 2019, total unrecognized compensation expense related to restricted stock awards was $843,770, which the Company expects to recognize over a weighted average period of approximately 2.92 years.

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

Employees have the ability to purchase shares of the Company’s common stock at the lower of the first or last trading day of the offering period, which represents an option and, therefore, the ESPP is a compensatory plan under ASC 718-50, Employee Stock Purchase Plans. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value, employee contributions, and the Company’s stock price and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized stock-based compensation expense of $21,608 for the year-ended December 31, 2019.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2019 and 2018 as follows:

	Year-Ended December 31,
	2019	2018
Research and development	$356,718	$319,354
General and administrative	907,513	453,894
Total	$1,264,231	$773,248

14.	Income Taxes

The components of net loss before income tax benefit are as follows:

	Year Ended December 31,
	2019	2018
U.S. operations	$18,562,738	$38,979,638
Non-U.S. operations	2,015,893	6,341,308
Net loss before income tax benefit	$20,578,631	$45,320,946

The components of the income tax benefits are as follows:

	Year Ended December 31,
	2019	2018
U.S. federal
Current	$—	$271,356
Deferred	45,465	4,309,534
US state and local
Current	—	(1,464)
Deferred	13,035	1,570,368
Income tax benefit	$58,500	$6,149,794

Reconciliation between the effect of applying the federal statutory rate and the effective income tax rate used to calculate the Company’s income tax benefit is as follows:

	Year Ended December 31,
	2019	2018
Federal statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	3.12	4.53
Foreign income tax rate differential	(0.01)	(0.15)
Stock compensation	(0.93)	(0.16)
Research and development tax credit	(1.51)	(1.30)
Acquisition costs	(0.91)	—
Goodwill impairment	—	(0.22)
Acquired in process research and development impairment	(7.03)	—
Loss on warrant exchange and warrant FMV changes	0.03	(1.33)
Permanent differences and other	(0.99)	2.14
Change in valuation allowance	(12.49)	(10.94)
Effective tax rate	0.28%	13.57%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income and for tax carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Domestic NOLs	$8,141,204	$4,025,587
Foreign NOLs	5,352,556	5,303,154
Accrued expenses	208,604	162,814
Amortization	947,115	1,035,765
Deferred revenue	44,558	38,494
Stock compensation	622,789	568,165
Deferred rent	—	336,070
Lease Liability	479,940	—
Research and development carryforward	73,155	73,156
Total deferred tax assets	15,869,921	11,543,205
Deferred tax liabilities:
IPR&D assets	(2,373,304)	(2,557,085)
Right of Use Asset	(192,160)	—
Depreciation	(154,678)	(205,859)
IRC §481(a) adjustment	—	—
Total deferred tax liabilities	(2,720,142)	(2,762,944)
Deferred tax assets, net	13,149,779	8,780,261
Valuation allowance	(13,149,779)	(8,838,761)
Total deferred tax liabilities net	$—	$(58,500)

The Company assesses the need for a valuation allowance against our deferred tax assets and considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. This determination requires significant judgment, including assumptions about future taxable income that are based on historical and projected information. The increase in the valuation allowance during the year ended December 31, 2019 primarily relates to increases for current year losses in both the U.S. and foreign locations which the Company concluded needed a full valuation allowance. The Company has recorded a valuation allowance against its gross U.S. deferred tax assets it believes are not more likely than not realizable and the net non-U.S. deferred tax assets. Deferred tax liabilities, consist primarily of indefinite life IPR&D assets located in a foreign subsidiary, which will be applied in the future to offset against NOLs that have an unlimited life.

The Company has U.S. federal net operating loss carryforwards of approximately $29,596,042 as of December 31, 2019. Of this amount, $6,576,869 has a 20-year carry forward period that will expire at various dates beginning in 2021. Under current law, the remaining amount of $23,019,173 has an unlimited life.

As of December 31, 2019 and 2018, the Company does not have any material unrecognized tax benefits. The Company files income tax returns in the United States, various U.S. states, U.K., and France. The Company is still open to examination by the applicable taxing authorities from 2009 forward, although tax attributes that were generated prior to 2009 may still be adjusted upon examination by federal, state, foreign, or local tax authorities if they either have been or will be used in a future period. Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company’s ownership may limit the amount of NOLs that can be utilized annually in the future to offset its U.S. federal and state taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within any three-year period. The amount of the annual limitation is determined based on the value of the Company immediately before the ownership change. The Company has reduced the NOL and related valuation allowance in both 2018 and 2019 and subsequent ownership changes may further affect the limitation in future years.

15.Lease Obligations

The Company rents office and laboratory space in the United States. The Company also leases office equipment under a non-cancellable equipment lease through December 2022. Rent expense during the years ended December 31, 2019 and 2018 under all of the Company’s operating leases was $346,603 and $632,658, respectively, which includes short-term leases and variable lease costs not included in the lease obligation.

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

The office space lease provided the Company tenant improvement incentives and allowances. The Company recorded $164,090 and $115,782 of amortization of lease incentive obligation as a reduction of rent expense for the years ended December 31, 2019 and 2018, respectively.

The cash paid for operating lease liabilities for the year ended December 31, 2019 was $380,805.

Supplemental other information related to the operating leases balance sheet information is as follows:

December 31, 2019
Operating lease obligations	$1,744,128
Right of use asset	$698,321
Weighted-average remaining lease term	5.33
Weighted-average discount rate	8.0%

Maturities of lease liabilities are as follows:

Year ending December 31,
2020	$387,079
2021	393,542
2022	400,198
2023	407,054
2024	414,117
2025 and thereafter	138,831
Total lease payments	2,140,821
Less imputed interest	(396,693)
Total	$1,744,128

16.	Commitments and Contingencies

See Note 8 for the Company’s commitments under license agreements.

As disclosed in Note 3, the Company is obligated to make payments of up to $80.0 million upon the achievement of specified worldwide net sales of all products developed using the technology acquired from Spitfire Pharma Inc. within ten years following the approval of a new drug application filed with the FDA.

In December 2019, a complaint was filed by Dr. De-Chu Christopher Tang (“Plaintiff”) against the Company in U.S. District Court for the Eastern District of Texas. The Plaintiff amended the complaint in February 2020 to include Vipin K. Garg and David J. Drutz as defendants, in addition to the Company (Dr. Garg, Dr. Drutz, and the Company are collectively referred to as “Defendants”). In March 2020 the Defendants’ filed a motion to dismiss the complaint. Subsequently the Plaintiff filed a motion to strike Defendants’ motion to dismiss and both motions are currently pending. Plaintiff, who is representing himself, alleges five causes of action as follows: (1) Defendants’ alleged retention of Plaintiff’s lab notebooks; (2) alleged plagiarism based on publishing an article without naming Plaintiff as an author; (3) use of the Adhigh System, which Plaintiff alleges he developed; (4) allegations that Defendants manipulated the Company’s stock and caused a decrease in value; and (5) allegations that the Defendants “wast[ed] government grant money and poison[ed] science by leaving data to rot.”   The Company believes the allegations in the complaint are without merit and intends to vigorously defend the litigation. However, the outcome of this legal proceeding is uncertain at this time and the Company cannot reasonably estimate a range of loss, if any. Accordingly, the Company has not accrued any liability associated with this action. The Company is a party in various other contractual disputes, litigation, and potential claims arising in the ordinary course of business.

The Company does not believe that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

17.	Fair Value Measurement

The Company records cash equivalents, short-term investments, contingent consideration, and warrant liability at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants based on assumptions that market participants would use in pricing an asset or liability. As discussed in Note 2, the Company classifies assets and liabilities measured at fair value using the fair value hierarchy per ASC 820.

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2019 consisted of the following:

	Fair Value Measurement at December 31, 2019
	Total	Level 1	Level 2	Level 3
Recurring fair value measurements
Cash equivalents - money market funds	$8,034,640	$8,034,640	$—	$—
Short-term investments	28,277,386	—	28,277,386	—
Contingent consideration	2,750,000	—	—	2,750,000
Warrant liability	10,000	—	—	10,000

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2018 consisted of the following:

	Fair Value Measurement at December 31, 2018
	Total	Level 1	Level 2	Level 3
Recurring fair value measurements
Cash equivalents — money market fund	$29,375,509	$29,375,509	$—	$—
Warrant liability	65,000	—	—	65,000

Cash equivalents and short-term investments valued using publicly quoted market prices, data from third party pricing services, and other market observable data at the end of each reporting period. Short-term investments had quoted prices at December 31, 2019 as shown below:

	As of December 31, 2019
	Amortized Cost	Unrealized Gain	Market Value

United States treasury securities	$3,394,579	$3,228	$3,397,807
Corporate debt securities	24,862,800	16,779	24,879,579
Total	$28,257,379	$20,007	$28,277,386

The fair value of contingent payments classified as a liability was estimated using the Monte Carlo simulation valuation model with Level 3 inputs. The assumptions used to estimate the fair value of contingent payments that were classified as a liability at December 31, 2019 were as follows:

Expected volatility	95.3%
Risk-free interest rate	1.6%
Cost of capital	30.0%

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. There were no transfers into and out of any of the levels of the fair value hierarchy during 2019 or 2018.

Assets recorded at fair value on a nonrecurring basis, such as property and equipment, intangible assets, and goodwill are recognized at fair value when they are impaired. During the years ended December 31, 2019 and 2018, the Company recognized goodwill and intangible asset impairments (Note 6) measured at fair value on a nonrecurring basis.

18.	Employee Benefit Plans

The Company has a 401(k)-retirement plan in which substantially all of our employees in the United States are eligible to participate in. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. During 2019 and 2018, we made discretionary plan contributions of $131,412 and $139,042, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2019. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the year ended December 31, 2019, and has concluded that there was no change that occurred during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

The names and ages of our directors as of March 27, 2020 are set forth below:

Name	Age	Position
Vipin K. Garg, Ph.D.	62	President, Chief Executive Officer, and Director
Mitchel Sayare, Ph.D.	72	Chairman of the Board
David J. Drutz, M.D.	81	Director
Philip L. Hodges	51	Director
John M. Gill	68	Director
Klaus O. Schafer, M.D., MPH	70	Director
Wayne Pisano	65	Director

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

Wayne Pisano was elected to join the company’s Board in August of 2018. Mr. Pisano joined the board of directors of Provention Bio, Inc., a biopharmaceutical company, in April of 2018, and has served on the board of directors of IMV Inc., a biopharmaceutical company, since October 2011, and Oncolytics, Inc., a biotechnology company, since May 2013. Mr. Pisano served as president and CEO of VaxInnate, a biotechnology company, from January 2012 until November 2016. Mr. Pisano joined Sanofi Pasteur in 1997 and was promoted to President and CEO in 2007, the position he successfully held until his retirement in 2011. He has a bachelor’s degree in biology from St. John Fisher College, New York and an MBA from the University of Dayton, Ohio. The Board believes that Mr. Pisano’s depth of experience across the spectrum of commercial operations, public immunization policies and pipeline development will make him a valuable member of our Board of Directors.

Executive Officers

The names and ages of our executive officers as of March 27, 2020 are set forth below:

Name	Age	Position
Vipin K. Garg, Ph.D.	62	President, Chief Executive Officer, and Director
Will Brown	38	Chief Financial Officer
M. Scot Roberts, Ph.D.	61	Chief Scientific Officer
M. Scott Harris, M.D.	66	Chief Medical Officer

Vipin K. Garg, Ph.D. is our President, Chief Executive Officer and a Director. See Item 10 - “Directors” for a discussion of Dr. Garg’s business experience.

Will Brown, CPA current serves as the Chief Financial Officer and Principal Accounting Officer of the Company. Prior to joining the Company in 2018, Mr. Brown has been a consultant to several private and public companies in a variety of accounting and tax matters both independently and as the managing partner of Redmont CPAs (from October 2016 to January 2018). He was an audit manager at PwC in both Montgomery, Alabama (from June 2012 through July 2013) and Denver, Colorado (from November 2014 through September 2016). From August 2013 through October 2014, Mr. Brown was the Water Heater Division Controller at Rheem Manufacturing, a private company located in Montgomery, Alabama. Mr. Brown is a CPA licensed in Colorado and Alabama. He has a Bachelor of Science and a Master of Business Administration from Auburn University at Montgomery.

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

M. Scott Harris, M.D. serves as Chief Medical Officer of the Company. Dr. Harris joined Altimmune in July 2019, seasoned medical professional with extensive experience in hepatology and gastroenterology and broad expertise in managing clinical trials from early stage development through successful Phase 3 trials. He has led multidisciplinary forums on drug development and clinical trial design at national and international scientific meetings, and fostered collaborations between professional medical societies and the FDA. Previously, he was co-founder and chief medical officer of Lyric Pharmaceuticals, helping raise a $21 million Series A round in 2014. He has also served as chief medical officer of Avaxia Biologics, interim chief medical officer of Tranzyme Pharma, and chief medical officer of Ocera Therapeutics. Dr. Harris was also chief medical officer and vice president of Clinical Affairs at Napo Pharmaceuticals where he authored the pivotal clinical study that led to the approval of crofelemer (Mytesi®), the first Phase 2/3 adaptive trial design resulting in a drug approval. Earlier in his career he held senior roles in global clinical development and medical affairs at Otsuka Pharmaceuticals and Abbott. He sits on the faculty of Georgetown University School of Medicine as an Adjunct Professor, where he directs a course on drug development under a grant from the NIH. Dr. Harris has been a consultant on third-world drug development for the Bill and Melinda Gates Foundation and a speaker at national and international forums on drug development. Dr. Harris has an M.D. from Harvard Medical School and an MS in Administrative Medicine and Population Health from the University of Wisconsin Medical School. His post-graduate training includes residencies at John Hopkins Hospital and the University of Pennsylvania, and a Gastroenterology and Hepatology Fellowship at the Yale University School of Medicine.

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

Meetings and attendance

During the fiscal year ended December 31, 2019 and after the completion of the Merger, the Board held 19 meetings and the Board Committees held a total of 10 meetings. Each director attended 75% or more of the total number of meetings of the Board and the Board Committees of which he was a member during the period he served as a director in fiscal year 2019.  The Company has no specific policy regarding director attendance at our annual meeting of stockholders. Generally, however, a Board meeting is held on the same date as the annual meeting, with directors attending the annual meeting. Our 2019 annual meeting of stockholders was attended by all of the directors recommended for election.

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

Section 16(a) beneficial ownership reporting compliance

The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which requires them to file reports with respect to their ownership of our Common Stock and their transactions in such Common Stock. Based solely upon a review of (i) the copies of Section 16(a) reports that the Company has received from such persons for transactions in our Common Stock and their Common Stock holdings for the 2019 fiscal year and (ii) the written representations of such persons that no annual Form 5 reports were required to be filed by them for the fiscal year, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its directors, executive officers and beneficial owners of more than 10% of its Common Stock.

Report of the Audit Committee of the Board of Directors

Our Audit Committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2019 with our management. Our Audit Committee has discussed with our independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 1301, Communications with Audit Committees, as adopted by the Public Company Accounting Oversight Board (“PCAOB”). Our Audit Committee has also received the written disclosures and the letter from our independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent accountants’ communications with our Audit Committee concerning independence, and has discussed with our independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, our Audit Committee has recommended to our Board that our audited financial statements be included in this Annual Report.

Submitted by the Audit Committee of the Board of Directors:

Philip L. Hodges (Chair) John M. Gill Wayne Pisano Klaus O. Schafer, M.D., MPH

Item 11. Executive Compensation.

Our named executive officers (“Named Executive Officers”) for the year ended December 31, 2019 are:

•	Vipin K. Garg, Ph.D., our Chief Executive Officer;
•	Will Brown, our Chief Financial Officer;
•	M. Scott Harris, M.D., MPH, our Chief Medical Officer; and
•	Sybil Tasker, M.D., MPH, our Former Chief Medical Officer.

Dr. Tasker resigned as Chief Medical Officer on June 30, 2019.

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

We believe the benefits described above are necessary and appropriate to provide a competitive compensation package to our Named Executive Officers.

Summary Compensation Table

The following table sets forth the total compensation that was paid to or earned by the Named Executive Officers for the 2018 and 2019 fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Vipin K. Garg, Ph.D. (3)	2019	500,000	—	—	—	—	—	66,631	566,631
Chief Executive Officer	2018	43,590	100,000	1,159,236	887,107	—	—	31	2,189,964
Will Brown (4)	2019	192,500	60,000	—	151,564	—	—	190,656	594,720
Chief Financial Officer	2018	—	—	—	—	—	—	216,000	216,000
M. Scott Harris, M.D. (5)	2019	115,032	—	—	171,325	—	—	1,233	287,590
Chief Medical Officer	2018	—	—	—	—	—	—	—	—
William J. Enright (6)	2019	—	—	—	—	—	—	—	—
Former Chief Executive Officer	2018	410,667	184,800	—	34,463	—	—	7,776	637,706
Elizabeth A. Czerepak (7)	2019	—	—	—	—	—	—	—	—
Former Chief Financial Officer	2018	126,923	—	—	—	—	—	5,076	131,999
Sybil Tasker, M.D., MPH (8)	2019	203,500	107,190	—	146,103	—	—	6,912	463,705
Chief Medical Officer	2018	397,000	—	—	16,705	—	—	7,571	421,276

(1)

Amounts in this column reflect the aggregate grant date fair value of stock awards and stock options granted during the covered year computed in accordance with the provisions of FASB ASC Topic 718. The assumptions used to calculate the amounts for fiscal years 2019 and 2018 are discussed in Item 13, Financial Statements and Supplementary Data.

(2)

Amounts in this column for fiscal year 2019 include payments for the service of Mr. Brown as Acting Chief Financial Officer prior to June 1, 2019 of $190,656. Amounts in this column for fiscal year 2018 include; Mr. Brown payments for his service as Acting Chief Financial Officer of $216,000 and Dr. Tasker, Mr. Enright, and Ms. Czerepak employer contributions of $7,431, $7,776, and $5,076 respectively.

(3)	Dr. Garg commenced employment with Altimmune on November 30, 2018.
(4)	Mr. Brown commenced employment with Altimmune on June 1, 2019.
(5)	Dr. Harris commenced employment with Altimmune on September 9, 2019.
(6)	Mr. Enright terminated employment with Altimmune on November 30, 2018.
(7)	Ms. Czerepak terminated employment with Altimmune on May 8, 2018.
(8)	Dr. Tasker terminated employment with Altimmune on June 30, 2019.

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

Employment Agreement with William M. Brown, CPA

Effective June 1, 2019, the Company entered into an employment agreement with William M. Brown, the Chief Financial Officer. The agreement provided that Mr. Brown would be employed so long as mutually agreeable to Mr. Brown and the Company.

The agreement provided Mr. Brown with an initial base salary of $330,000. In addition, Mr. Brown was paid a signing bonus of $60,000. In addition, Mr. Brown is eligible to receive an annual discretionary incentive bonus of up to 30% of base salary based as determined by the Compensation Committee. In addition, Mr. Brown would be granted incentive stock options to purchase 50,000 shares of the Company’s common stock, Mr. Brown is eligible to participate in the Company’s employee benefit plans made available to its similarly situated senior executives. In addition, during the term of Mr. Brown’s employment, so long as Mr. Brown’s primary residence is located within 50 miles of his current residence in Highlands Ranch, Colorado, the Company will reimburse Mr. Brown an amount not to exceed $18,000 during any 12-month period to cover Mr. Brown’s commuting expenses, which amount will be grossed up for taxes.

If, prior to a “change in control” (as defined in the employment agreement), the Company terminates the employment of Mr. Brown without “cause” or if such she resigns for “good reason” (as defined below), in addition to accrued benefits (to which she is entitled on any termination of employment), Mr. Brown will be entitled to receive severance equal to six months of base salary continuation payments, six months of continued coverage under the health insurance plans in which the executive participated at the time of the termination and payment of any unpaid prior year’s annual bonus. If such employment termination or resignation occurs within the one-year period following a change in control, he would be entitled to receive a severance amount equal to the sum of 12 months of his base salary plus his target annual discretionary incentive bonus for the year of termination, six months of continued coverage under the health insurance plans in which he participates at the time of termination, payment of any unpaid prior year’s annual bonus and, all of his outstanding unvested equity awards will become vested. The agreement also provides that if any payments, whether under the agreement or otherwise, payable to him would be subject to the golden parachute excise tax under Section 4999 of the Code, such payments will be reduced to the extent necessary to avoid the excise tax if doing so would result in a greater net after tax payment to the him. Mr. Brown is required to execute and not revoke a release of claims in Altimmune’s favor in order to be eligible to receive the severance payments and benefits.

Under the agreement with Mr. Brown, “cause” generally means his (i) material breach of his fiduciary duties to us, (ii) material breach of the agreement, (iii) willful failure or refusal to follow Altimmune’s written policies, (iv) conviction of, or plea of guilty or nolo contendere to, a felony or (v) continuing and willful failure to act as directed by Altimmune’s board of directors or its chief executive officer. Under the agreement, “good reason” generally means (i) a reduction in the Mr. Brown’s base salary or target annual bonus opportunity, (ii) a material diminution in authority, duties or responsibilities or (iii) a relocation of his principal place of employment more than 50 miles from Gaithersburg, Maryland.

Under the agreement, Mr. Brown is subject to restrictive covenants during the term of his employment and for a period of six months following termination of employment. In particular, He is prohibited from soliciting the Company’s customers, clients and employees and from engaging in sales, marketing or related activities on the executive’s behalf or another entity that directly competes with the Company.

Employment Agreement with M. Scott Harris, M.D.

On September 9, 2019, the Company entered into an employment agreement with M. Scott Harris, M.D., the Chief Medical Officer. The agreement provided that Dr. Harris would be employed so long as mutually agreeable to Dr. Harris and the Company.

The agreement provided Dr. Harris with an initial base salary of $370,000. In addition, Dr. Harris is eligible to receive an annual discretionary incentive bonus of up to 30% of base salary based as determined by the Compensation Committee. In addition, Dr. Harris would be granted incentive stock options to purchase 107,000 shares of the Company’s common stock,  Dr. Harris is eligible to participate in the Company’s employee benefit plans made available to its similarly situated senior executives.

If, prior to a “change in control” (as defined in the employment agreement), the Company terminates the employment of Dr. Harris without “cause” or if such she resigns for “good reason” (as defined below), in addition to accrued benefits (to which she is entitled on any termination of employment), Dr. Harris will be entitled to receive severance equal to six months of base salary continuation payments, six months of continued coverage under the health insurance plans in which the executive participated at the time of the termination and payment of any unpaid prior year’s annual bonus. If such employment termination or resignation occurs within the one-year period following a change in control, he would be entitled to receive a severance amount equal to the sum of 12 months of his base salary plus his target annual discretionary incentive bonus for the year of termination, six months of continued coverage under the health insurance plans in which he participates at the time of termination, payment of any unpaid prior year’s annual bonus and, all of his outstanding unvested equity awards will become vested. The agreement also provides that if any payments, whether under the agreement or otherwise, payable to him would be subject to the golden parachute excise tax under Section 4999 of the Code, such payments will be reduced to the extent necessary to avoid the excise tax if doing so would result in a greater net after tax payment to the him. Dr. Harris is required to execute and not revoke a release of claims in Altimmune’s favor in order to be eligible to receive the severance payments and benefits.

Under the agreement with Dr. Harris, “cause” generally means his (i) material breach of his fiduciary duties to us, (ii) material breach of the agreement, (iii) willful failure or refusal to follow Altimmune’s written policies, (iv) conviction of, or plea of guilty or nolo contendere to, a felony or (v) continuing and willful failure to act as directed by Altimmune’s board of directors or its chief executive officer. Under the agreement, “good reason” generally means (i) a reduction in the Dr. Harris’ base salary or target annual bonus opportunity, (ii) a material diminution in authority, duties or responsibilities or (iii) a relocation of his principal place of employment more than 50 miles from Gaithersburg, Maryland.

Under the agreement, Dr. Harris is subject to restrictive covenants during the term of his employment and for a period of six months following termination of employment. In particular, He is prohibited from soliciting the Company’s customers, clients and employees and from engaging in sales, marketing or related activities on the executive’s behalf or another entity that directly competes with the Company.

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards of our Named Executive Officers as of December 31, 2019.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Vipin K. Garg	27,855	83,566	(1)		3.59	11/30/2028
	57,277	154,209	(1)		3.59	11/30/2028

Will Brown	30,000	—	(2)	—	2.60	1/2/2029
	—	50,000	(3)	—	2.34	6/10/2029

M. Scott Harris, M.D.	—	107,000	(4)	—	2.13	9/9/2029

Sybil Tasker, M.D., MPH	—	—	(5)	—	—

(1)

This option was granted on November 30, 2018 and 25% became vested and exercisable on the first anniversary of the grant date. The aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36-month period commencing on January 1, 2020.

(2)

On January 2, 2019, Mr. Brown was granted an option to purchase 30,000 shares of Common Stock of the Company at an exercise price of $2.60 per share that vested upon the filing of the  Company’s annual report of Form 10-K for the year ended December 31, 2018.

(3)

On July 10, 2019, Mr. Brown was granted an option to purchase 50,000 shares of Common Stock of the Company at an exercise price of $2.34 per share.  25% on the first anniversary of the grant date and the aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36 month period commencing on July 10, 2020. One-hundred percent of the shares underlying the option will vest upon the filing of the Company’s annual report on Form 10-K.

(4)

This option was granted on September 9, 2019 and 25% became vested and exercisable on the first anniversary of the grant date. The aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36-month period commencing on October 9, 2020.

(5)	Dr. Tasker resigned as Chief Medical Officer on June 30, 2019.

Director Compensation

The table below sets forth the compensation received by each of the individuals who served as a non-employee director during the fiscal year ended December 31, 2019.

Name (1)	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mitchel Sayare, Ph.D.	65,000	—	—	—	—	—	65,000
David J. Drutz, M.D.	54,500	—	—	—	—	—	54,500
John M Gill	47,500	—	—	—	—	—	47,500
Philip L. Hodges	58,000	—	—	—	—	—	58,000
Klaus O. Schafer, M.D., MPH	48,000	—	—	—	—	—	48,000
Wayne Pisano	55,000	—	—	—	—	—	55,000

(1)

As of December 31, 2019, each of Altimmune’s non-employee directors, held the following stock option awards: Drs. Sayare, Drutz, and Schafer 31,901, 21,433, and 21,006, respectively.  And Messrs. Hodges, Pisano and Gill 20,667, 20,000, and 20,734, respectively. As of December 31, 2019, no outstanding stock awards (vested or unvested) were held by these non-employee directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of March 26, 2020 by (i) each person or group of persons known by us to beneficially own more than five percent of our Common Stock, (ii) each of our named executive officers, (iii) each of our directors and nominees for director and (iv) all of our directors and executive officers as a group.

The following table gives effect to the shares of Common Stock issuable within 60 days of March 26, 2020 upon the exercise of all options and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under Section 13 of the Securities Exchange Act of 1934, as amended, and includes voting and investment power with respect to shares. Percentage of beneficial ownership is based on 15,361,660 shares of Common Stock outstanding at the close of business on March 26, 2020. Except as otherwise noted below, each person or entity named in the following table has sole voting and investment power with respect to all shares of our Common Stock that he, she or it beneficially owns.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o Altimmune, Inc., 910 Clopper Road, Suite 201S, Gaithersburg, Maryland 20878.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% or Greater Stockholders:

Velocity Pharmaceutical Holdings (1)	1,887,250	12.29%
Hudson Bay Capital Management (2)	1,704,955	9.99%

Directors and Named Executive Officers:

Vipin K. Garg (3)	438,554	2.83%
Will Brown (4)	38,061	*
Matthew Scott Harris (5)	—
Mitchel Sayare, Ph.D. (6)	32,989	*
David J. Drutz, M.D. (7)	22,126	*
John M. Gill (8)	23,508	*
Philip L. Hodges (9)	40,123	*
Klaus O. Schafer, M.D., MPH (10)	21,206	*
Wayne Pisano (11)	22,000	*

All Executive Officers and Directors as a Group (11 persons)(12)	688,765	4.4%

*	Represents beneficial ownership of less than one percent of Altimmune’s outstanding Common Stock.
(1)	Consists of shares of Common Stock issued on June 12, 2019 in payment for the assets of Spitfire Pharma, Inc.
(2)

Consists of warrants to purchase Common Stock. It does not include 3,313,501 warrants to purchase common stock which are subject to ownership blocking provisions of the warrant. Information regarding the number of shares beneficially owned by Hudson Bay Capital Management was obtained from a Schedule 13G/A filed by Hudson Bay Capital Management with the SEC. The principal business address of Hudson Bay Capital Management is 777 Third Avenue, 30th Floor, New York, NY 10017.

(3)

Consists of 95,615 shares of Common Stock, 228,576 restricted shares of Common Stock over which Dr. Garg has voting control, and 114,363 shares of Common Stock which can be acquired upon exercise of outstanding options within 60 days. Does not include options to purchase 358,044 shares of Common Stock that are not exercisable within 60 days.

(4)

Consists of 30,000 shares of Common Stock that can be acquired upon exercise of outstanding options within 60 days. Does not include options to purchase 111,400 shares of common stock that are not exercisable within 60 days.

(5)	Does not include options to purchase 168,400 shares of common stock that are not exercisable within 60 days.
(6)	Consists of 1,088 shares of Common Stock, and 31,901 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days.

(7)	Consists of 693 shares of Common Stock, and 21,433 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days.
(8)	Consists of 2,774 shares of Common Stock, and 20,734 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days.
(9)	Consists of 19,456 shares of Common Stock, and 20,667 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days.
(10)	Consists of 200 shares of Common Stock, and 21,006 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days.
(11)	Consists of 2,000 shares of Common Stock, and 20,000 shares of Common Stock that can be acquired upon the exercise of outstanding options.
(12)

Consists of 135,582 shares of Common Stock, 228,576 restricted shares of Common Stock over which Dr. Garg has voting control and 324,607 shares of Common Stock that can be acquired upon exercise of outstanding options within 60 days.

Equity Compensation Plan Information

The following table provides information regarding the number of securities to be issued under our equity plans, the weighted-average exercise price of options issued under our equity plans and the number of securities remaining available for future issuance under our equity plans, in each case as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	761,686	4.58	609,606
Equity compensation plans not approved by security holders	446,939	1.70	1,938,521
Total	1,208,625	3.51	2,548,127

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director independence

The Board of Directors has determined that each of our current directors, other than Dr. Garg and Mr. Gill, currently meet the independence requirements contained in the NASDAQ listing standards and applicable tax and securities rules and regulations. None of these non-employee directors has or had a relationship with the Company or its subsidiaries that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Mr. Gill will become independent upon May 4, 2020, which is the third anniversary of the cessation of his employment with us.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to the Company for services during the fiscal years ended December 31, 2019 and 2018 by our independent registered public accounting firm, Ernst & Young LLP (“E&Y”):

Fee Category	2019	2018
Audit Fees (1)	$670,267	$848,772
Tax Fees (2)	$25,000	$152,328
Total	$695,267	$1,001,100

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
2.1

Agreement and Plan of Merger and Reorganization, dated July  8, 2019, by and among Altimmune, Inc., Springfield Merger Sub, Inc., Springfield Merger Sub, LLC, Spitfire Pharma, Inc. and David Collier, as the Stockholder Representative (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on July 9, 2019)

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

3.4	Amended and Restated Bylaws of Altimmune, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on October 18, 2017)

3.5	Certificate of Designations of the Series B Convertible Preferred Stock, dated August 21, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 21, 2017)

4.1	Form of Warrant in connection with Loan and Security Agreement, dated March 30, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on April 3, 2012)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 17, 2017)

4.3	Form of Exchange Note (incorporated by reference to Exhibit A to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 25, 2018)

4.4	Form of Exchange Note (incorporated by reference to Exhibit A to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 25, 2018)

4.5	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on September 26, 2018)

4.6	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Post-Effective Amendment on Form S-1 filed on September 28, 2018)

4.7	Form of Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Post-Effective Amendment on Form S-1 filed on September 28, 2018)

4.8	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on October 9, 2018)

4.9	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on October 9, 2018)

4.10	Description of Registrant’s Securities

Exhibit No.	Description
10.1†	Altimmune, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 8, 2017)

10.2†	Amendment No. 1 to the Altimmune, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A filed on July 26, 2018)

10.3†	Altimmune, Inc. 2001 Employee Stock Option Plan (incorporated by reference to Exhibit 99.1 filed with the Registrant’s Form S-8 filed on May 10, 2017)

10.4†	Altimmune, Inc. 2001 Non-Employee Stock Option Plan (incorporated by reference to Exhibit 99.2 filed with the Registrant’s Form S-8 filed on May 10, 2017)

10.5†	Altimmune, Inc. 2001 Employee Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed on May 10, 2017)

10.6†	Altimmune, Inc. 2001 Non-Employee Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-8 filed on May 10, 2017)

10.7†	Altimmune, Inc. 2018 Inducement Grant Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on December 3, 2018)

10.8†

Altimmune, Inc. 2019 Employee Stock Purchase Plan, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on August 22, 2019.

10.9§

Second Restated License Agreement, effective as of October 4, 2005, between Crucell Holland B.V. and Vaxin Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q filed on August 14, 2017)

10.10§

Amendment No. 1 to Second Restated License Agreement, effective as of September 25, 2015, between Crucell Holland B.V. and Altimmune, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q filed on August 14, 2017)

10.11§

Amended and Restated Exclusive License Agreement, dated as of June 2, 2014, between the UAB Research Foundation and Vaxin Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q filed on August 14, 2017)

10.12§

First Amendment to Amended and Restated Exclusive License Agreement, effective as of October 16, 2015, between UAB Research Foundation and Altimmune, Inc. (f/k/a Vaxin Inc.) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q filed on August 14, 2017)

10.13§

Contract with the National Institute of Allergy and Infectious Diseases of the National Institutes of Health for the Development of Vaccine Formulations Effective Against NIAID Priority Pathogens, dated September 9, 2014 (Contract No. HHSN272201400040C) (incorporated by reference to the corresponding exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2014 filed on November 6, 2014)

10.14§

Contract Award issued by Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated July 27, 2016 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q filed on August 14, 2017)

10.15§

Amendment No. 5 to Contract Award issued by Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 20, 2019 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on November 13, 2019)

10.16§

Amended and Restated License Agreement, dated July 12, 2019, by and between Mederis Diabetes, LLC and Spitfire Pharma, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on November 13, 2019)

10.17	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q filed on August 14, 2017)

10.18†	Employment Agreement, dated December 7, 2015, between M. Scot Roberts and Altimmune, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-Q filed on August 14, 2017)

10.19†	Employment Agreement, dated April 4, 2016, between Sybil Tasker and Altimmune, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-Q filed on August 14, 2017)

10.20	Employment Agreement, dated November 16, 2018 between Dr. Vipin K. Garg and Altimmune, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 27, 2018)

Exhibit No.	Description
10.21	Employment Agreement, dated June 10, 2019, by and between Altimmune, Inc. and William Brown (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 12, 2019)

10.23

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
**

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2019 and 2018; (iii) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the Years Ended December 31, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018; and (vi) Notes to the Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.
§	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment.

Financial Statements and Schedules of Subsidiaries and Affiliates

None.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Gaithersburg, State of Maryland, on the 27th day of March 2020.

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

Signature	Title	Date

/s/ Vipin K. Garg Vipin K. Garg	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2020

/s/ Will Brown Will Brown	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer)	March 27, 2020

/s/ Mitchel Sayare, Ph.D. Mitchel Sayare, Ph.D.	Chairman of the Board	March 27, 2020

/s/ John Gill John Gill	Director	March 27, 2020

/s/ Philip Hodges Philip Hodges	Director	March 27, 2020

/s/ David Drutz, M.D. David Drutz, M.D.	Director	March 27, 2020

/s/ Klaus O. Schafer, M.D. Klaus O. Schafer, M.D.	Director	March 27, 2020

/s/ Wayne Pisano Wayne Pisano	Director	March 27, 2020