Form 10-Q
period 2020-03-31
Altimmune, Inc.
filed 2020-05-13
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of May 13, 2020 there were 15,526,887 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

ALTIMMUNE, INC.

i

Part I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited).

ALTIMMUNE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,275,214	$8,962,686
Restricted cash	34,174	34,174
Total cash, cash equivalents and restricted cash	11,309,388	8,996,860
Short-term investments	21,644,214	28,277,386
Accounts receivable	1,994,736	1,021,179
Tax refund receivable	3,989,728	629,096
Prepaid expenses and other current assets	698,905	470,228
Total current assets	39,636,971	39,394,749
Property and equipment, net	1,062,834	1,104,208
Right of use asset	680,826	698,321
Intangible assets, net	12,737,735	12,732,195
Other assets	114,764	128,547
Total assets	$54,233,130	$54,058,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$929,629	$18,232
Accrued expenses and other current liabilities	5,115,694	3,904,767
Total current liabilities	6,045,323	3,922,999
Contingent consideration	4,500,000	2,750,000
Other long-term liabilities	1,791,190	1,864,875
Total liabilities	12,336,513	8,537,874
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 15,359,644 and 15,312,381 shares issued; 15,359,502 and 15,312,167 shares outstanding at March 31, 2020 and December 31, 2019, respectively	1,514	1,508
Additional paid-in capital	188,209,465	187,914,916
Accumulated deficit	(141,261,771)	(137,376,122)
Accumulated other comprehensive loss, net	(5,052,591)	(5,020,156)
Total stockholders’ equity	41,896,617	45,520,146
Total liabilities and stockholders’ equity	$54,233,130	$54,058,020

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenue	$2,212,694	$2,955,592
Operating expenses:
Research and development	7,187,531	3,217,671
General and administrative	2,331,917	2,066,482
Total operating expenses	9,519,448	5,284,153
Loss from operations	(7,306,754)	(2,328,561)
Other income (expense):
Interest expense	(1,885)	(740)
Interest income	151,569	185,246
Other income, net	25,542	46,749
Total other income, net	175,226	231,255
Net loss before income tax benefit	(7,131,528)	(2,097,306)
Income tax benefit	3,245,879	—
Net loss	(3,885,649)	(2,097,306)
Other comprehensive loss – unrealized loss on investments	(32,435)	—
Comprehensive loss	$(3,918,084)	$(2,097,306)
Net loss	$(3,885,649)	$(2,097,306)
Deemed dividends	—	(452,925)
Net loss attributed to common stockholders	$(3,885,649)	$(2,550,231)
Weighted-average common shares outstanding, basic and diluted	15,110,585	9,489,765
Net loss per share attributed to common stockholders, basic and diluted	$(0.26)	$(0.27)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2020	15,312,167	$1,508	$187,914,916	$(137,376,122)	$(5,020,156)	$45,520,146
Stock based compensation	—	—	214,921			214,921
Vesting of restricted stock awards including withholding, net	(5,974)	1	(17,080)			(17,079)
Issuance of common stock from Employee Stock Purchase Plan	38,809	3	56,736			56,739
Issuance of common stock upon exercise of warrants	14,500	2	39,972			39,974
Unrealized loss on short-term investments					(32,435)	(32,435)
Net loss				(3,885,649)		(3,885,649)
Balance, March 31, 2020	15,359,502	$1,514	$188,209,465	$(141,261,771)	$(5,052,591)	$41,896,617

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2019	9,078,239	$876	$170,207,844	$(116,855,991)	$(5,040,163)	$48,312,566
Stock based compensation			407,714			407,714
Vesting of restricted stock awards	71		28			28
Issuance of common stock in registered direct offering, net of offering costs	4,361,370	436	12,668,348			12,668,784
Issuance of common stock upon exercise of warrants	11,000	1	30,323			30,324
Net loss				(2,097,306)		(2,097,306)
Balance, March 31, 2019	13,450,680	$1,313	$183,314,257	$(118,953,297)	$(5,040,163)	$59,322,110

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,885,649)	$(2,097,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in value of contingent consideration for acquired in-process research and development	1,750,000	—
Stock-based compensation	214,921	407,714
Depreciation	59,505	61,277
Amortization	13,851	92,744
Unrealized losses (gains) on foreign currency exchange	24,939	(46,081)
Changes in operating assets and liabilities:
Accounts receivable	(973,557)	555,808
Prepaid expenses and other current assets	(214,893)	55,928
Accounts payable	911,397	(358,107)
Accrued expenses and other current liabilities	1,175,988	(699,942)
Deferred revenue	(18,885)	17,176
Lease obligation	(44,385)	(44,202)
Tax refund receivable	(3,360,633)	(57,896)
Net cash used in operating activities	(4,347,401)	(2,112,887)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	13,700,000	—
Purchases of short-term investments	(7,099,263)	—
Purchase of property and equipment	(18,131)	(1,226)
Cash paid for internally developed patents	(19,390)	(3,020)
Net cash provided by (used in) investing activities	6,563,216	(4,246)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common units, net of issuance costs	—	12,668,784
Proceeds from issuance of common stock from Employee Stock Purchase Plan	56,739	—
Proceeds from exercises of warrants	39,974	30,324
Net cash provided by financing activities	96,713	12,699,108
Net increase in cash and cash equivalents and restricted cash	2,312,528	10,581,975
Cash, cash equivalents and restricted cash, beginning of period	8,996,860	34,353,129
Cash, cash equivalents and restricted cash, end of period	$11,309,388	$44,935,104
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

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

The Company is focused on developing treatments for liver disease, immune modulating therapies and vaccines. Our diverse pipeline of product candidates includes next generation peptide therapeutics for non-alcoholic steatohepatitis (“NASH “) (ALT-801) and chronic hepatitis B (HepTcell), conjugated immunostimulants for the treatment of cancer (ALT-702) and intranasal vaccines (NasoVAX, NasoShield, and AdCOVID). Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital, and has financed its operations through the issuance of common and preferred stock, long-term debt, and proceeds from research grants and government contracts. The Company has not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales.

The accompanying unaudited consolidated financial statements are prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in the annual report on Form 10-K which was filed with the SEC on March 27, 2020. In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on the same basis as the audited consolidated financial statements, and these consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2020 or any future years or periods.

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

2.Summary of Significant Accounting Policies

During the three months ended March 31, 2020, there have been no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual report on Form 10-K for the year ended December 31, 2019 as filed with the SEC, except for the recently adopted accounting standard for investments.

Recently Issued Accounting Pronouncements - Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, was issued to modify and enhance the disclosure requirements for fair value measurements and eliminates certain disclosure requirements, such as the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy. This ASU adds new disclosure requirements for Level 3 measurements and is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2020 which resulted in expanded disclosures in Note 14 regarding the Company’s recurring Level 3 fair value measurements.

3.Contingent consideration

The Company entered into a definitive agreement to acquire all of the equity interests of Spitfire Pharma, Inc. (“Spitfire”) on July 8, 2019. Spitfire was a privately held, preclinical pharmaceutical company developing a novel dual GLP-1/glucagon receptor agonist for the treatment of non-alcoholic steatohepatitis.

The transaction closed on July 12, 2019. The Company issued 1,887,250 unregistered shares of its common stock (the “shares”) as upfront consideration to certain former securityholders of Spitfire (collectively, the “Spitfire Equityholders”), representing an amount equal to $5,000,000 less working capital and transaction expense adjustment amounts as defined in the agreement.

The Merger Agreement also includes future contingent payments up to $88,000,000 in cash and shares of the Company’s common stock as follows (each, a “Milestone Event”):

•

a one-time payment of $5.0 million (the “IND Milestone Consideration Amount”) within sixty days of the submission of an Investigational New Drug Application (“IND”) to the United States Food and Drug Administration (the “FDA”) or other applicable governmental authority in a foreign jurisdiction, which IND has not been rejected or placed on clinical hold by the FDA or such applicable foreign governmental authority within time specified in the Merger Agreement; plus

•

a one-time payment of $3.0 million (together with the IND Milestone Consideration Amount, the “Regulatory Milestones”) within sixty days of the initiation of a Phase 2 clinical trial of a product candidate anywhere in the world; plus

•

payments of up to $80.0 million upon the achievement of specified worldwide net sales (the “Sales Milestones”) of all products developed using the technology acquired in the License Agreement within ten years following the approval of a new drug application filed with the FDA.

The future contingent payments related to the Regulatory Milestones are stock-based payments accounted for under FASB Accounting Standards Codification Topic 480, Distinguishing Liabilities From Equity. Such stock-based payments are subject to a lock-up whereby 50% of the shares are released at 3 months and 50% are released at 6 months. As of the acquisition date, the Company estimated future contingent consideration of $2,750,000 based upon a Monte Carlo simulation that was risk adjusted based on the probability of achieving the milestone and a discount for lack of marketability, which was expensed to in-process research and development expenses during the year ended December 31, 2019. The Company remeasured the fair value of the contingent consideration as of March 31, 2020, and increased the liability to $4,500,000 primarily due to an increase in the probability of milestone achievement. The increase in the liability of $1,750,000 was expensed to research and development expense during the three months ended March 31, 2020.

The future contingent payments related to the Sales Milestones are predominately cash-based payments accounted for under FASB Accounting Standards Codification Topic 450, Contingencies. Accordingly, the Company will recognize the Sales Milestones when the contingency is resolved and the amount is paid or payable.

4.Net Loss Per Share

Because the Company has reported a net loss attributable to common stockholders for all periods presented, basic and diluted net loss per share attributable to common stockholders are the same for all periods presented. For periods presented, all unvested restricted stock, common stock warrants, and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact.

Potential common shares issuable upon conversion, vesting or exercise of unvested restricted stock, common stock warrants, and stock options that are excluded from the computation of diluted weighted-average shares outstanding are as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2020	March 31, 2019
Common stock warrants	10,370,206	10,386,256
Common stock options	1,423,612	900,869
Restricted stock	215,413	323,333

5.Intangible Assets

The Company’s intangible assets consisted of the following:

	March 31, 2020
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed patents	6-10 years	$765,703	$(458,778)	$306,925
Acquired licenses	16-20 years	285,000	(273,157)	11,843
Total intangible assets subject to amortization		1,050,703	(731,935)	318,768
IPR&D assets	Indefinite	12,418,967	—	12,418,967
Total		$13,469,670	$(731,935)	$12,737,735

	December 31, 2019
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed patents	6-10 years	$746,323	$(448,874)	$297,449
Acquired licenses	16-20 years	285,000	(269,221)	15,779
Total intangible assets subject to amortization		1,031,323	(718,095)	313,228
IPR&D assets	Indefinite	12,418,967	—	12,418,967
Total		$13,450,290	$(718,095)	$12,732,195

Amortization expense of intangible assets subject to amortization was $13,851 and $92,744 for the three months ended March 31, 2020 and 2019. Amortization expense was classified as research and development expenses in the accompanying unaudited consolidated statements of operations and comprehensive loss.

As of March 31, 2020, future estimated amortization expense was as follows:

Years ending December 31,
The remainder of 2020	$31,452
2021	26,147
2022	26,147
2023	26,147
2024	22,241
2025 and thereafter	186,634
Total	$318,768

6.Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	March 31, 2020	December 31, 2019
Accrued professional services	$699,154	$429,467
Accrued payroll and employee benefits	595,884	1,183,130
Accrued interest	6,933	5,047
Accrued research and development	3,499,817	1,966,111
Lease obligation, current portion (see Note 11)	266,278	259,449
Deferred revenue	47,628	61,563
Total accrued expenses	$5,115,694	$3,904,767

7.Other Long-Term Liabilities

The Company’s other long-term liabilities are summarized as follows:

	March 31, 2020	December 31, 2019
Lease obligation, long-term portion (see Note 11)	$1,415,970	$1,484,679
Common stock warrant liability (see Note 9)	10,000	10,000
Economic conditional grants	250,000	250,000
Other	115,220	120,196
Total other long-term liabilities	$1,791,190	$1,864,875

8.At-the-Market Offering

On March 27, 2020, the Company entered into an Equity Distribution Agreement (the “Agreement”) with JMP Securities LLC, serving as placement agent (the “Placement Agent”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $50.0 million (the “Shares”) through the Placement Agent (the “Offering”). Any Shares offered and sold in the Offering will be issued pursuant to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”) on April 4, 2019, which was declared effective on April 12, 2019, the prospectus supplement relating to the Offering filed with the SEC on March 27, 2020 and any applicable additional prospectus supplements related to the Offering that form a part of the Registration Statement. The aggregate market value of Shares eligible for sale in the Offering and under the Equity Distribution Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. The Company is only offering Shares having an aggregate offering price of $18.9 million pursuant to the prospectus supplement filed with the SEC on March 27, 2020. The Company will be required to file another prospectus supplement in the event it determines to offer more than $18.9 million of Shares in accordance with the terms of the Agreement, to the extent then permitted under General Instruction I.B.6 of Form S-3. From April 8, 2020 through May 13, 2020, the Company sold 164,900 shares of Common Stock under the Equity Distribution Agreement resulting in $0.6 million in net proceeds, leaving $18.3 million available to be sold under the current prospectus supplement.

9.Warrants

A summary of warrant activity during the three months ended March 31, 2020 is as follows:

Warrants outstanding, January 1, 2020	10,384,706
Exercises and conversions	(14,500)
Warrants outstanding, March 31, 2020	10,370,206

For warrants classified as a liability, the following is a summary of the periodic changes in their fair value during the three months ended March 31, 2020:

Balance, January 1, 2020	$10,000
Changes in fair value	—
Balance, March 31, 2020	$10,000

10.Stock-Based Compensation

Stock Options

The Company’s stock option awards generally vest over four years and typically have a contractual life of ten years. At March 31, 2020, there was $1,802,811 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 3.28 years. During the three months ended March 31, 2020, the Company granted 450,500 stock options with a weighted average exercise price of $1.92 and per share weighted average grant date fair value of $1.51.

Information related to stock options outstanding at March 31, 2020 is as follows:

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding	1,423,612	$3.59	5.96	$940,809
Exercisable	377,757	$6.19	5.61	$136,786
Unvested	1,045,855	$2.65	6.08	$804,022

Restricted Stock

At March 31, 2020, the Company had unvested restricted stock of 215,413 shares with total unrecognized compensation expense of $771,291, which the Company expects to recognize over a weighted average period of approximately 2.67 years. During the three months ended March 31, 2020, the Company released 20,253 shares of common stock from restriction as a result of the vesting of restricted stock.

2019 Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), employees purchased 38,809 shares for $56,739 during the three months ended March 31, 2020. During the three months ended March 31, 2020, the Company recognized compensation expense of $14,712.

Stock-based compensation expense

Stock-based compensation expense is classified in the unaudited consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2019 as follows:

	For the Three Months Ended March 31,
	2020	2019
Research and development	$29,000	$76,624
General and administrative	185,921	331,090
Total	$214,921	$407,714

11.Operating Leases

The Company rents office and laboratory space in the United States. The Company also leases office equipment under a non-cancellable equipment lease through December 2022. Rent expense during the three months ended March 31, 2020 under all of the Company’s operating leases was $87,599, which includes short-term leases and variable lease costs not included in the lease obligation.

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

The cash paid for operating lease liabilities for the three months ended March 31, 2020 was $61,880.

Supplemental other information related to the operating leases balance sheet information is as follows:

March 31, 2020
Operating lease obligations	$1,682,248
Operating lease right-of-use assets	$680,826
Weighted-average remaining lease term	5.08
Weighted-average discount rate	8.0%

Maturities of lease liabilities is as follows:

Year ending December 31,
The remainder of 2020	$291,366
2021	$393,542
2022	$400,198
2023	$407,054
2024	$414,116
2025 and thereafter	$138,831
Total lease payments	2,045,107
Less imputed interest	(362,859)
Total	$1,682,248

12.Income Taxes

In response to global pandemic associated with COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act provided both stimulus measures and a number of tax provisions, including: temporary changes regarding the utilization and carry back of net operating losses, temporary changes to the prior and future limitations on interest deductions, technical corrections from prior tax legislation for tax depreciation of qualified improvement property, and certain refundable employee retention credits. As of March 31, 2020, the Company intends to file a refund claim of $2,890,348 with the Internal Revenue Service reflecting a partial refund of its 2016 tax liability by carrying back its 2019 and 2018 losses not previously claimed. This amount has been recorded as a discrete item in the income tax benefit for the three months ended March 31, 2020. In addition the Company is currently estimating it will be able to carry back a portion of its current and forecasted 2020 net operating losses as of year end and has included an estimate in its annual effective tax rate calculation as of March 31, 2020 which resulted in an additional income tax benefit of $355,531 recorded during the three months ended March 31, 2020. Accordingly, the Company has recognized a total tax benefit of $3,245,879 in the three months ended March 31, 2020.

13.Commitments and Contingencies

As disclosed in Note 3, the Company is obligated to make payments of up to $80.0 million upon the achievement of specified worldwide net sales of all products developed using the technology acquired from Spitfire Pharma Inc. within ten (10) years following the approval of a new drug application filed with the FDA.

In December 2019, a complaint was filed by Dr. De-Chu Christopher Tang (“Plaintiff”) against the Company in U.S. District Court for the Eastern District of Texas. The Plaintiff amended the complaint in February 2020 to include Vipin K. Garg and David J. Drutz as defendants, in addition to the Company (Dr. Garg, Dr. Drutz, and the Company are collectively referred to as “Defendants”). In March 2020 the Defendants’ filed a motion to dismiss the complaint. The Court denied the motion without prejudice and allowed Plaintiff an opportunity to file an amended complaint. Plaintiff’s second amended complaint was filed on April 17, 2020, and Defendants filed a motion to dismiss that complaint on May 1, 2020. Plaintiff, who is representing himself, alleges five causes of action as follows: (1) Defendants’ alleged retention of Plaintiff’s lab notebooks; (2) alleged plagiarism based on publishing an article without naming Plaintiff as an author; (3) use of the Adhigh System, which Plaintiff alleges he developed; (4) allegations that Defendants manipulated the Company’s stock and caused a decrease in value; and (5) allegations that the Defendants “wast[ed] government grant money and poison[ed] science by leaving data to rot.” The Company believes the allegations in the complaint are without merit and intends to vigorously defend the litigation. However, the outcome of this legal proceeding is uncertain at this time and the Company cannot reasonably estimate a range of loss, if any. Accordingly, the Company has not accrued any liability associated with this action. The Company is a party in various other contractual disputes, litigation, and potential claims arising in the ordinary course of business none of which are currently reasonably possible or probable of material loss.

14.Fair Value Measurement

The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2020 consisted of the following:

	Fair Value Measurement at March 31, 2020
	Total	Level 1	Level 2	Level 3
Recurring fair value measurements
Cash equivalents - money market funds	$8,737,735	$8,737,735	$—	$—
Short-term investments	21,644,214	—	21,644,214	—
Contingent consideration	4,500,000	—	—	4,500,000
Warrant liability	10,000	—	—	10,000

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2019 consisted of the following:

	Fair Value Measurement at December 31, 2019
	Total	Level 1	Level 2	Level 3
Recurring fair value measurements
Cash equivalents - money market funds	$8,034,640	$8,034,640	$—	$—
Short-term investments	28,277,386	—	28,277,386	—
Contingent consideration	2,750,000	—	—	2,750,000
Warrant liability	10,000	—	—	10,000

Assets recorded at fair value on a nonrecurring basis, such as property and equipment and intangible assets are recognized at fair value when they are impaired.

Cash equivalents and short-term investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. Short-term investments had quoted prices at March 31, 2020 as shown below:

	March 31, 2020
	Amortized Cost	Unrealized Gain (Loss)	Market Value

United States treasury securities	$1,699,058	$2,693	$1,701,751
Financial and corporate debt securities	19,957,584	(15,121)	19,942,463
Total	$21,656,642	$(12,428)	$21,644,214

The fair value of contingent payments classified as a liability was based on the regulatory milestones described in Note 3 and estimated using the Monte Carlo simulation valuation model with Level 3 inputs. The following table is a reconciliation of the beginning and ending balance of contingent consideration liability:

Balance at January 1, 2020	$2,750,000
Change in fair value	1,750,000
Balance at March 31, 2020	$4,500,000

The assumptions used to estimate the fair value of contingent payments that are classified as a liability at March 31, 2020 include the following significant unobservable inputs:

Unobservable input	Value or Range	Weighted Average

Expected volatility	110.5%	110.5%
Risk-free interest rate	0.24%	0.24%
Cost of capital	30.0%	30.0%
Discount for lack of marketability	19%-20%	19.5%
Probability of payment	42%-67%	60%
Projected year of payment	2020-2022	2020

The Company’s warrant liability is valued using the Monte Carlo simulation valuation model. If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs.

There were no transfers into and out of any of the levels of the fair value hierarchy during 2020 or 2019.

15.Subsequent Events

PER.C6 License Agreement Expansion

On April 2, 2020, the Company entered into Amendment No. 3 to the Second Restated License Agreement (the “Amendment”), by and between the Company and Janssen Vaccines & Prevention B.V. (formerly known as Crucell Holland B.V.) (as amended by Amendment No. 1 to Second Restated License Agreement and Amendment No. 2 to Second Restated License Agreement, together with the Amendment, the “License Agreement”). Pursuant to the Amendment, the field of licenses granted to the Company for the use of the PER.C6 cell line under the License Agreement is expanded to cover COVID-19 caused by SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), in addition to the existing licenses related to Bacillus anthracis and influenza virus. All capitalized terms not defined herein shall have the meanings assigned to them in the Amendment or the License Agreement, as applicable.

Pursuant to the Amendment, the Company agreed to pay certain additional development-based milestone payments through approval of licensed products by the FDA for the treatment or prevention of COVID-19, up to an aggregate amount of $1,225,000. The Company also agreed to pay royalty payments as a percentage of net sales of products for the treatment or prevention of COVID-19 in any country where such product is covered by a valid claim of any licensed patent or uses licensed know-how, subject to a royalty stacking reduction and minimum annual royalty payments, until the expiration of the term of the License Agreement, as amended.

Paycheck Protection Program

On April 7, 2020, the Company applied for a loan from ServisFirst Bank, as lender, pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) as administered by the U.S. Small Business Administration (the "SBA"). On April 13, 2020, the Loan was approved and the Company received the proceeds from a loan in the amount of $632,000 (the “PPP Loan”).

The PPP Loan, which took the form of a promissory note (the “Promissory Note”) matures on April 7, 2022 and bears interest at a rate of 1% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence on November 7, 2020. The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company may prepay the principal of the PPP Loan at any time without incurring any prepayment charges.

All or a portion of the Loan may be forgiven by the SBA and lender upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the eight week period beginning on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal.

Equity Distribution Agreement

As disclosed in Note 8, from April 8, 2020 through May 13, 2020, the Company sold 164,900 shares of common stock under the Equity Distribution Agreement resulting in $0.6 million in net proceeds, leaving $18.3 million available to be sold under the current prospectus supplement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q and our consolidated financial statements and related notes for the year ended December 31, 2019 included in our annual report on Form 10-K, which was filed with the Securities and Exchange Commission on March 27, 2020.

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

Overview

Altimmune, Inc. is a clinical stage biopharmaceutical company focused on developing treatments for liver disease, immune modulating therapies and vaccines. Our diverse pipeline of product candidates includes next generation peptide therapeutics for non-alcoholic steatohepatitis (“NASH”) (ALT-801) and chronic hepatitis B (HepTcell), conjugated immunostimulants for the treatment of cancer (ALT-702) and intranasal vaccines (NasoVAX, NasoShield and AdCOVID).

Impact of COVID-19

We are closely monitoring how the spread of COVID-19 is affecting our employees, business, preclinical studies and clinical trials. In response to the COVID-19 pandemic, we have closed our executive offices with certain employees continuing their work outside of our offices and travel for all employees has been restricted.  Essential laboratory staff continue to work onsite with enhanced safety measures. We are continuing our regular interactions with the FDA and other regulatory agencies and based on current information, we do not anticipate COVID-19 to materially affect our regulatory timelines for NasoShield, AdCOVID and ALT-801. We expect the pandemic to have some near-term impact on the initiation of our HepTcell Phase 2 study and, accordingly, we will delay the initiation of this trial. We expect to provide an update on timing for initiating the study in the second half of 2020.

Although operations have not been materially affected by the COVID-19 pandemic as of and for the three months ended March 31, 2020, at this time, however, there is significant uncertainty relating to the trajectory of the pandemic and the impact of related responses, and disruptions caused by the COVID-19 pandemic may result in difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing trials and the incurrence of unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. See “Risk Factors— Our business, results of operations and financial condition may be adversely affected by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the ongoing coronavirus disease (COVID-19) pandemic.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

There have been no changes in our critical accounting policies and significant judgment and estimates as disclosed in our annual report on Form 10-K for the year ended December 31, 2019 except for recently adopted accounting standards (See Note 2 to the consolidated financial statements appearing in Item 1 of this report). For more information regarding our critical accounting policies, we encourage you to read the discussion contained in Item 7 under the heading “Critical Accounting Policies and Significant Judgments and Estimates” and Note 2 “Summary of Significant Accounting Policies” included in the notes to the consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019	Increase (Decrease)

Revenue	$2,212,694	$2,955,592	$(742,898)	(25.1)%
Operating expenses
Research and development	7,187,531	3,217,671	3,969,860	123.4
General and administrative	2,331,917	2,066,482	265,435	12.8
Total operating expenses	9,519,448	5,284,153	4,235,295	80.2
Loss from operations	(7,306,754)	(2,328,561)	4,978,193	213.8
Other income (expense):
Interest expense	(1,885)	(740)	1,145	154.7
Interest income	151,569	185,246	(33,677)	(18.2)
Other income (expenses)	25,542	46,749	(21,207)	(45.4)
Total other income, net	175,226	231,255	(56,029)	(24.2)
Net loss before income tax benefit	(7,131,528)	(2,097,306)	5,034,222	240.0
Income tax benefit	3,245,879	—	3,245,879	100.0
Net loss	$(3,885,649)	$(2,097,306)	$1,788,343	85.3%

Revenue

Revenue consists primarily of research grants from Biomedical Advanced Research and Development Authority, or BARDA, and in 2019, the National Institute of Allergy and Infectious Diseases, or NIAID, in the United States for our anthrax vaccine product candidates. These grants consist of cost reimbursement contracts, with a fixed fee based on either costs or milestones.

Revenue decreased by $0.74 million, or 25.1%, for the three months ended March 31, 2020 as compared to the same period in 2019. The decrease was primarily the result of:

•	a decrease of $1.21 million in BARDA revenue due to timing of clinical trials and development activities on the NasoShield program;
•	a decrease of $0.16 million in NIAID revenue due to the completion of the SparVax-L contract in 2019; and
•

an increase of $0.63 million in BARDA revenue attributable to a final payment under the Company’s previous NasoShield contract representing a reconciliation of the actual indirect rates compared to billed indirect rates.

Research and development expenses

Research and development operating expense increased by $3.97 million, or 123.4%, for the three months ended March 31, 2020 as compared to the same period in 2019. The increase was primarily the result of:

•	an increase of $2.42 million due to development activities for ALT-801 which was acquired in July 2019;
•	an increase of $1.75 million due to an increase in the contingent consideration liability related to the acquisition of ALT-801;
•	a decrease of $0.88 million due to timing of a clinical trial and development activities for NasoShield; and
•	an increase of $0.68 million in pre-clinical projects and non-project specific research and development costs including employee compensation and facility costs.

General and administrative expenses

General and administrative expense increased by $0.3 million, or 12.8%, for the three months ended March 31, 2020 as compared to the same period in 2018 due primarily to an increase in legal, professional and labor costs.

Other income (expense)

Other income (expense) decreased by $0.1 million during the three months ended March 31, 2020, as compared to the same period in 2019. The decreases are primarily due to changes in interest income.

Income tax benefit

Income tax benefit increased by $3.25 million during the three months ended March 31, 2020, as compared to the same period in 2019. The increase is due to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 which made temporary changes regarding the utilization and carry back of net operating losses. As of March 31, 2020, the Company intends to file a refund claim for a discrete item of $2.89 million with the Internal Revenue Service reflecting a partial refund of its 2016 tax liability by carrying back its 2019 and 2018 losses not previously claimed, and estimates $0.36 million related to net operating losses arising during the three months ended March 31, 2020 will be claimed.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the three months ended March 31, 2020 were maturities of short term investments and cash receipts of revenue from our BARDA contract. Our cash, cash equivalents, and short-term investments were $33.0 million at March 31, 2020. We believe, based on the operating cash requirements and capital expenditures expected for 2020, our cash on hand at March 31, 2020, short-term investments, revenue from our government sponsored contracts and tax refunds, are sufficient to fund operations for at least a twelve-month period from the issuance date of our March 31, 2020 financial statements.

We have not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales. Our sources of revenue have consisted of revenues under our contract with BARDA for the development of NasoShield and to a lesser degree from other licensing arrangements. We have incurred significant losses since we commenced operations. As of March 31, 2020, we had accumulated losses of $141.3 million since our inception. In addition, we have not generated positive cash flows from operations. We have had to rely on a variety of financing sources, including the issuance of debt and equity securities. As capital resources are consumed to fund our research and development activities, we may not have sufficient capital to fund our plan of operations. In order to address our capital needs, including our planned clinical trials, we have initiated the ATM Offering and must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

In July 2016, we signed a five-year contract with BARDA. The contract, as amended, has a total value of up to $133.7 million and is used to fund clinical development of NasoShield. Under the contract, BARDA pays us a fixed fee and reimburses certain costs for the research and development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine through cGMP manufacture and conduct of a Phase 1 clinical trial dose ranging assessment of safety and immunogenicity. The contract consists of an initial base performance period providing approximately $27.8 million in funding for the period July 2016 through December 2020. BARDA has seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical trials. Each option, if exercised by BARDA, would provide additional funding ranging from approximately $1.1 million to $34.4 million for a three-year period beginning January 2021. Through March 31, 2020, we have received an aggregate of approximately $22.6 million under the current BARDA contract.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(4,347,401)	$(2,112,887)
Investing activities	$6,563,216	$(4,246)
Financing activities	$96,713	$12,699,108

Operating Activities

Net cash used in operating activities was $4.3 million for the three months ended March 31, 2020 compared to $2.1 million during the three months ended March 31, 2019. Our sources of cash provided by operations during the three months ended March 31, 2020 were primarily cash receipts of revenue generated by our BARDA contract. The primary uses of cash from our operating activities include payments for labor and labor-related costs, professional fees, research and development costs associated with our clinical trials, and other general corporate expenditures. The increase in cash used in operations of $2.2 million year over year is due to an increase in net loss as adjusted for noncash items of $0.2 million and changes in working capital accounts of $2.0 million.

Investing Activities

Net cash provided by investing activities was $6.6 million for the three months ended March 31, 2020 compared to net cash used in investing activities if $4,246 during the three months ended March 31, 2019. The net cash provided by investing activities during 2020 was primarily due to maturities of short-term investments. The net cash used in investing activities in 2019 was primarily due to purchases of equipment and capitalized patent costs.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2020 was $0.1 million compared to $12.7 million for the same period in 2019. The net cash provided by financing activities during the three months ended March 31, 2020 was primarily the result of the receipt of cash from the issuance of common stock from the Company’s Employee Stock Purchase Plan and exercise of warrants. The net cash provided by financing activities during the three months ended March 31, 2019 was primarily the result of proceeds from a registered direct offering of units that consisted of common stock and warrants.

Financing

On March 27, 2020, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”), with JMP Securities LLC (“JMP Securities”), relating to shares of our common stock offered by prospectus supplement (the “ATM Offering”). In accordance with the terms of the Equity Distribution Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through JMP Securities as the sales agent. The prospectus supplement only offers shares of our common stock having an aggregate offering price of up to $18.90 million. We will be required to file another prospectus supplement in the event we want to offer more than $18.90 million of shares of our common stock in accordance with the terms of the Equity Distribution Agreement.  As of March 31, 2020 no sales of common stock had been made under the ATM Offering

Current Resources

We have financed our operations to date principally through proceeds from issuances of our preferred stock, common stock, and warrants. At March 31, 2020, we had $11.3 million of cash, cash equivalents and restricted cash and $21.6 million of short-term investments. Accordingly, management believes that the Company has sufficient capital to fund its plan of operations for at least a twelve-month period from the issuance date of our March 31, 2020 financial statements. However, in order to address our capital needs in the long-term, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In December 2019, we learned of a complaint that had been filed by Dr. De-Chu Christopher Tang (“Plaintiff”).  We received a copy of the complaint on January 2, 2020, and on January 24, 2020, we removed the case to the United States District Court for the Eastern District of Texas (No. 4:20-CV-00063-ALM-CAN), where it is currently pending (the “Texas Lawsuit”).  Plaintiff amended his complaint on February 25, 2020, naming Vipin K. Garg and David J. Drutz as defendants, in addition to the Company (Dr. Garg, Dr. Drutz, and the Company are collectively referred to as “Defendants”). In March 2020 the Defendants filed a motion to dismiss the complaint.  The Court denied the motion without prejudice and allowed Plaintiff an opportunity to file an amended complaint. Plaintiff’s second amended complaint was filed on April 17, 2020, and Defendants filed a motion to dismiss that complaint on May 1, 2020. Plaintiff, who is representing himself, alleges five causes of action against Defendants, based on (1) Defendants’ alleged retention of Plaintiff’s lab notebooks after the termination of his employment in 2012; (2) alleged plagiarism based on publishing an article without naming Plaintiff as an author; (3) use of the Adhigh System, which Plaintiff alleges he developed; (4) allegations that Defendants manipulated the Company’s stock and caused a decrease in value; and (5) allegations that the Defendants “wast[ed] government grant money and poison[ed] science by leaving data to rot.”

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” in our 2019 Annual Report on Form 10-K filed with the SEC on March 27, 2020, as they could materially affect our business, financial condition or future results of operations. The risks described in our 2019 Annual Report on Form 10-K filed with the SEC on March 27, 2020 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. The following information updates, and should be read in conjunction with, the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our 2019 Annual Report on Form 10-K filed with the SEC on March 27, 2020. Except as set forth below, there have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our 2019 Annual Report on Form 10-K.

Risks Related to COVID-19

Our business, results of operations and financial condition may be adversely affected by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the ongoing coronavirus disease (COVID-19) pandemic.

Our business could be adversely affected by widespread outbreak of illness or other communicable diseases, health epidemics, or any other public health crisis. Beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2, or coronavirus, which causes COVID-19 began in Wuhan, Hubei Province, China, and has since evolved into a global pandemic. As of early May 2020, the coronavirus had spread to most regions of the world.

As a result of the coronavirus pandemic, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•

We are conducting clinical trials for product candidates in geographies which are affected by the coronavirus pandemic. We believe that the coronavirus pandemic has had, and will likely continue to have, an impact on various aspects of our clinical trials. For example, we have delayed the initiation of our planned HepTcell Phase 2 trial due to the potential negative impact of coronavirus considering the duration of the planned trial and the location of the clinical trial sites. Other potential impacts of the coronavirus pandemic on our various clinical trials include patient dosing and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials, interruption or delays in the operations of the FDA, or other reasons related to the coronavirus pandemic. If the coronavirus pandemic continues, other aspects of our clinical trials may be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, availability of clinical trial materials, and data analysis. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our studies or we may have to pause enrollment or we may choose to or be required to pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants. It is unknown how long these pauses or disruptions could continue.

•

We currently rely on third parties to, among other things, manufacture raw materials, manufacture our product candidates for our clinical trials, shipping of investigation drugs and clinical trial samples, perform quality testing and supply other goods and services to run our business. If any such third party in our supply chain for materials are adversely impacted by restrictions resulting from the coronavirus pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations.
•

We have closed our offices and requested that most of our personnel, including all of our administrative employees, work remotely, restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site and limited the number of staff in any given research and development laboratory. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.

•

Our employees and contractors conducting research and development activities may not be able to access our laboratory for an extended period of time as a result of the closure of our offices and the possibility that governmental authorities further modify current restrictions. As a result, this could delay timely completion of preclinical activities, including our AdCOVID program.

•

Health regulatory agencies globally may experience disruptions in their operations as a result of the coronavirus pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection, and other timelines may be materially delayed. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. For example, regulatory authorities may require that we not distribute a product candidate lot until the relevant agency authorizes its release. Such release authorization may be delayed as a result of the coronavirus pandemic and could result in delays to our clinical trials.

•

The trading prices for our common shares and other biopharmaceutical companies have been highly volatile as a result of the coronavirus pandemic. As a result, we may face difficulties raising capital through sales of our common shares or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common shares.

The coronavirus pandemic continues to rapidly evolve. The ultimate impact of the coronavirus pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, the ultimate geographic spread of the disease, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions taken to contain coronavirus or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy. We will continue to monitor the situation closely.

We have debt outstanding under the PPP Loan, which is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act, and we may be subject to an audit or enforcement action related to the PPP Loan.

On April 13, 2020, we entered into the U.S. Small Business Administration (the "SBA") Paycheck Protection Program (the "PPP") Note (the "Note") with ServisFirst Bank (the “PPP Lender”) for a loan in the amount of $632,000 (the “PPP Loan”) enabled by the Coronavirus Aid, Relief and Economic Security Act of 2020 (the "CARES Act"). We received the full amount of the PPP Loan on April 13, 2020. We plan to use the proceeds to retain employees, maintain payroll and make lease and utility payments in accordance with the relevant terms and conditions of the CARES Act.

Under the terms of the CARES Act, all or a portion of the principal of the PPP Loan may be forgiven. Such forgiveness will be determined, subject to limitations, based on the use of the PPP Loan proceeds for payroll costs, mortgage interest payments, lease payments or utility payments. To obtain forgiveness, we would need to request forgiveness from the PPP Lender, provide documentation in accordance with the SBA requirements and certify that the amounts we are requesting to be forgiven qualify under those requirements. While we intend to use the PPP Loan proceeds in a manner that would permit forgiveness of the PPP Loan and intend to seek forgiveness at the appropriate time, no assurance can be provided that we will obtain forgiveness of the PPP Loan in whole or in part.

The Note also provides for customary events of default, including, among others, events of default relating to failure to make payment or comply with the covenants contained in the Note and related loan documents, defaults on any other loan with the PPP Lender, defaults on any loan or agreement with another creditor if the PPP Lender believes the default may materially affect our ability to pay the Note, failure to pay any taxes when due, becoming the subject of a civil or criminal action that the PPP Lender believes may materially affect our ability to pay the Note, bankruptcy, breaches of representations, judgment, reorganization, merger, consolidation or other changes in ownership or business structure without the PPP Lender’s prior written consent, and material adverse changes in financial condition or business operation that the PPP Lender believes may materially affect our ability to pay the Note. A failure by us to comply with the covenants or payment requirements specified in the Note could result in an event of default under the Note, which would give the PPP Lender the right to declare any and all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable. If the debt under our PPP Loan were to be accelerated, we may not have sufficient cash, be able to borrow sufficient funds or be able to sell sufficient assets to repay the debt, which could immediately materially and adversely affect our cash flows, business, results of operations and financial condition.

Additionally, the Note is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act, which is subject to revisions and changes by the SBA and Congress. We may also be subject to CARES Act-specific lookbacks and audits that may be conducted by other federal agencies, including several oversight bodies created under the CARES Act. These bodies have the ability to coordinate investigations and audits and refer matters to the Department of Justice for civil or criminal enforcement and other actions. Complying with such SBA audit could divert management resources and attention and require us to expend significant time and resources, which could have an adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Description

10.1	Equity Distribution Agreement, dated March 27, 2020, by and among Altimmune, Inc. and JMP Securities LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed on March 27, 2020)

31.1 †	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2 †	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1 †	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2 †	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

^^	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission

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

ALTIMMUNE, INC.

Dated: May 13, 2020	By:	/s/ Vipin K. Garg
	Name:	Vipin K. Garg
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2020	By:	/s/ Will Brown
	Name:	Will Brown
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)