Form 10-Q
period 2020-06-30
Altimmune, Inc.
filed 2020-08-11
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-32587

ALTIMMUNE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-2726770
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

910 Clopper Road Suite 201S, Gaithersburg, Maryland	20878
(Address of Principal Executive Offices)	(Zip Code)

(240) 654-1450

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	ALT	The NASDAQ Global Market

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

As of August 7, 2020 there were 32,904,333 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

ALTIMMUNE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALTIMMUNE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,741,921	$8,962,686
Restricted cash	34,174	34,174
Total cash, cash equivalents and restricted cash	64,776,095	8,996,860
Short-term investments	15,484,402	28,277,386
Accounts receivable	1,182,099	1,021,179
Tax refund receivable	5,506,946	629,096
Prepaid expenses and other current assets	1,020,876	470,228
Total current assets	87,970,418	39,394,749
Property and equipment, net	1,024,640	1,104,208
Right of use asset	662,074	698,321
Intangible assets, net	12,785,655	12,732,195
Other assets	100,980	128,547
Total assets	$102,543,767	$54,058,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$195,217	$18,232
Accrued expenses and other current liabilities	4,089,749	3,904,767
Notes payable	632,000	—
Total current liabilities	4,916,966	3,922,999
Contingent consideration	16,390,000	2,750,000
Other long-term liabilities	1,715,024	1,864,875
Total liabilities	23,021,990	8,537,874
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 26,553,957 and 15,312,381 shares issued; 26,553,886 and 15,312,167 shares outstanding at June 30, 2020 and December 31, 2019, respectively	2,635	1,508
Additional paid-in capital	242,579,532	187,914,916
Accumulated deficit	(158,028,687)	(137,376,122)
Accumulated other comprehensive loss, net	(5,031,703)	(5,020,156)
Total stockholders’ equity	79,521,777	45,520,146
Total liabilities and stockholders’ equity	$102,543,767	$54,058,020

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Revenues	$721,636	$1,626,029	$2,934,330	$4,581,622
Operating expenses:
Research and development	16,594,250	2,945,096	23,781,781	6,162,768
General and administrative	2,545,356	2,231,817	4,877,273	4,298,299
Total operating expenses	19,139,606	5,176,913	28,659,054	10,461,067
Loss from operations	(18,417,970)	(3,550,884)	(25,724,724)	(5,879,445)
Other (expense) income:
Changes in fair value of warrant liability	—	(46,000)	—	(46,000)
Interest expense	(3,308)	(748)	(5,193)	(1,488)
Interest income	81,458	239,964	233,027	425,211
Other (expense) income, net	(5,878)	(29,220)	19,664	17,528
Total other (expense) income, net	72,272	163,996	247,498	395,251
Net loss before income tax benefit	(18,345,698)	(3,386,888)	(25,477,226)	(5,484,194)
Income tax benefit	1,578,782	—	4,824,661	—
Net loss	(16,766,916)	(3,386,888)	(20,652,565)	(5,484,194)
Other comprehensive loss – unrealized gain (loss) on investments	20,888	—	(11,547)	—
Comprehensive loss	$(16,746,028)	$(3,386,888)	$(20,664,112)	$(5,484,194)
Net loss	$(16,766,916)	$(3,386,888)	$(20,652,565)	$(5,484,194)
Deemed dividends	—	—	—	(452,925)
Net loss attributed to common stockholders	$(16,766,916)	$(3,386,888)	$(20,652,565)	$(5,937,119)
Net loss per share attributed to common stockholders, basic and diluted	$(0.94)	$(0.26)	$(1.25)	$(0.52)
Weighted-average common shares outstanding, basic and diluted	17,886,853	13,127,773	16,498,719	11,318,819

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2019	15,312,167	$1,508	$187,914,916	$(137,376,122)	$(5,020,156)	$45,520,146
Stock-based compensation	—	—	214,921	—	—	214,921
Vesting of restricted stock awards including withholding, net	(5,974)	1	(17,080)	—	—	(17,079)
Issuance of common stock from Employee Stock Purchase Plan	38,809	3	56,736	—	—	56,739
Issuance of common stock upon exercise of warrants	14,500	2	39,972	—	—	39,974
Unrealized loss on short-term investments	—	—	—	—	(32,435)	(32,435)
Net loss	—	—	—	(3,885,649)	—	(3,885,649)
Balance at March 31, 2020	15,359,502	1,514	188,209,465	(141,261,771)	(5,052,591)	41,896,617
Stock-based compensation	—	—	330,510	—	—	330,510
Exercise of stock options	13,935	1	36,174	—	—	36,175
Vesting of restricted stock awards including withholding, net	(5,974)	1	(46,390)	—	—	(46,389)
Issuance of common stock in at the market offering, net of offering costs	2,965,144	297	22,780,432	—	—	22,780,729
Issuance of common stock upon exercise of warrants	8,221,279	822	31,269,341	—	—	31,270,163
Unrealized gain on short-term investments	—	—	—	—	20,888	20,888
Net loss	—	—	—	(16,766,916)	—	(16,766,916)
Balance at June 30, 2020	26,553,886	$2,635	$242,579,532	$(158,028,687)	$(5,031,703)	$79,521,777

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2018	9,078,239	$876	$170,207,844	$(116,855,991)	$(5,040,163)	$48,312,566
Stock-based compensation	—	—	407,714	—	—	407,714
Vesting of restricted stock awards	71	—	28	—	—	28
Issuance of common stock in registered direct offering, net of offering costs	4,361,370	436	12,668,348	—	—	12,668,784
Issuance of common stock upon exercise of warrants	11,000	1	30,323	—	—	30,324
Net loss	—	—	—	(2,097,306)	—	(2,097,306)
Balance at March 31, 2019	13,450,680	1,313	183,314,257	(118,953,297)	(5,040,163)	59,322,110
Stock-based compensation and vesting of restricted stock	71	—	289,800	—	—	289,800
Net loss	—	—	—	(3,386,888)	—	(3,386,888)
Balance at June 30, 2019	13,450,751	$1,313	$183,604,057	$(122,340,185)	$(5,040,163)	$56,225,022

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,652,565)	$(5,484,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	13,640,000	—
Stock-based compensation expense	545,431	697,486
Depreciation	120,169	121,899
Amortization	25,876	107,580
Unrealized losses (gains) on foreign currency exchange	(18,851)	(24,943)
Changes in fair value of warrant liability	—	46,000
Changes in operating assets and liabilities:
Accounts receivable	(160,920)	832,098
Prepaid expenses and other current assets	(343,337)	(113,200)
Accounts payable	176,985	(102,763)
Accrued expenses and other liabilities	26,761	(1,181,457)
Tax refund receivable	(4,877,851)	(71,586)
Net cash used in operating activities	(11,518,302)	(5,173,080)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	24,900,000	—
Purchases of short-term investments	(12,118,563)	—
Purchase of property and equipment	(40,601)	(1,226)
Cash paid for internally developed patents	(79,336)	(15,874)
Net cash provided by (used in) investing activities	12,661,500	(17,100)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	(179,743)	—
Proceeds from exercises of warrants	31,310,137	30,324
Proceeds from issuance of common stock in at the market offering, net of offering costs	22,780,729	—
Proceeds from issuance of common units, net of issuance costs	—	12,668,784
Proceeds from issuance of notes payable	632,000	—
Proceeds from issuance of common stock from Employee Stock Purchase Plan	56,739	—
Proceeds from exercises of stock options	36,175	—
Payments of notes payable	—	(156,145)
Net cash provided by financing activities	54,636,037	12,542,963
Net increase in cash and cash equivalents and restricted cash	55,779,235	7,352,783
Cash, cash equivalents and restricted cash at beginning of period	8,996,860	34,353,129
Cash, cash equivalents and restricted cash at end of period	$64,776,095	$41,705,912

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

The Company is focused on developing intranasal vaccines, immune modulating therapies and treatments for liver disease. The Company’s diverse pipeline includes proprietary intranasal vaccines for COVID-19 (AdCOVID), anthrax (NasoShield) and influenza (NasoVAX); an intranasal immune modulating therapeutic for COVID-19 (T-COVID); and next generation peptide therapeutics for NASH (ALT-801) and chronic hepatitis B (HepTcell). Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital, and has financed its operations through the issuance of common and preferred stock, long-term debt, and proceeds from research grants and government contracts. The Company has not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales.

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in the annual report on Form 10-K which was filed with the SEC on March 27, 2020. In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on the same basis as the audited consolidated financial statements, and these consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2020 or any future years or periods.

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

2. Summary of Significant Accounting Policies

During the six months ended June 30, 2020, there have been no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual report on Form 10-K for the year ended December 31, 2019 as filed with the SEC, except for the recently adopted accounting standard for investments.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, financial condition, and results of operations is highly uncertain and subject to change. The Company considered the potential impact of the COVID-19 pandemic on the Company’s estimates and assumptions and determined that there was not a material impact to the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2020. However, actual results could differ from those estimates and there may be changes to the Company’s estimates in future periods.

Recently Issued Accounting Pronouncements - Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 20218-13”). ASU No. 2018-13 was issued to modify and enhance the disclosure requirements for fair value measurements and eliminates certain disclosure requirements, such as the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy. This ASU adds new disclosure requirements for Level 3 measurements and is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2020 which resulted in expanded disclosures in Note 15 regarding the Company’s recurring Level 3 fair value measurements.

3. Contingent Consideration

ALTIMMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Merger Agreement also includes future contingent payments up to $88.0 million in cash and shares of the Company’s common stock as follows (each, a “Milestone Event”):

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

•

a one-time payment of $3.0 million (the “Phase 2 Milestone Consideration Amount” and together with the IND Milestone Consideration Amount, the “Regulatory Milestones”) within sixty days of the initiation of a Phase 2 clinical trial of a product candidate anywhere in the world; and

•

payments of up to $80.0 million upon the achievement of specified worldwide net sales (the “Sales Milestones”) of all products developed using the technology acquired in the License Agreement within ten years following the approval of a new drug application filed with the FDA.

The Regulatory Milestones will be payable in shares of the Company’s Common Stock, with the number of shares of the Company’s Common Stock to be issued in connection with each milestone amount, if any, are dependent on the share price at the time of achievement. The number of any shares issued in consideration for the IND Milestone Consideration Amount will be determined based on lower of (A) the average of the closing prices of our Common Stock as reported on the Nasdaq Global Market for the twenty (20) consecutive trading days prior to the IND Reference Date or (B) $2.95. The value of any shares issued in consideration for the Phase 2 Milestone Consideration Amount shall be determined based the lower of (A) on the average of the closing trading prices of our Common Stock as reported on the Nasdaq Global Market for the twenty (20) consecutive trading days immediately preceding the date of the occurrence of the Phase 2 Milestone Event or (B) $3.54.

The acquisition of Spitfire was accounted for as an asset acquisition instead of a business combination because substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset or group of similar identifiable assets, and therefore, the asset was not considered a business. The Company expensed the acquired intellectual property as of the acquisition date as in-process research and development with no alternative future uses. The Company recorded an in-process research and development expense for the up-front consideration during the third quarter of 2019. Transaction costs of $0.6 million were recorded within research and development expense on the Company’s consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2019.

The future contingent payments related to the Regulatory Milestones are stock-based payments accounted for under FASB Accounting Standards Codification Topic 480, Distinguishing Liabilities From Equity. Such stock-based payments are subject to a lock-up whereby 50% of the shares are released at 3 months and 50% are released at 6 months. As of the acquisition date, the Company estimated future contingent consideration of $2.8 million based upon a Monte Carlo simulation that was risk adjusted based on the probability of achieving the milestones and a discount for lack of marketability, which was expensed to in-process research and development expenses during the third quarter of 2019. The Company remeasured the fair value of the contingent consideration as of June 30, 2020, and increased the liability from March 31, 2020 to $16.4 million primarily due to an increase in the share price during the six months ended June 30, 2020 and an increase in the probability of milestone achievement. The increased change in the liability of $11.9 million and $13.6 million was expensed to research and development expense during the three and six months ended June 30, 2020, respectively.

The future contingent payments related to the Sales Milestones are predominately cash-based payments accounted for under FASB Accounting Standards Codification Topic 450, Contingencies. Accordingly, the Company will recognize the Sales Milestones when the contingency is resolved and the amount is paid or payable.

4. Net Loss Per Share

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

ALTIMMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Potential common shares issuable upon conversion, vesting or exercise of unvested restricted stock, common stock warrants, and stock options that are excluded from the computation of diluted weighted-average shares outstanding, as they are anti-dilutive, are as follows:

	For the Three and Six Months Ended	For the Three and Six Months Ended
	June 30, 2020	June 30, 2019
Common stock warrants	2,150,285	10,386,256
Common stock options	1,527,978	873,066
Restricted stock	304,686	323,262

5. Intangible Assets

The Company’s intangible assets consisted of the following:

	June 30, 2020
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed patents	6-10 years	$825,659	$(466,866)	$358,793
Acquired licenses	16-20 years	285,000	(277,105)	7,895
Total intangible assets subject to amortization		1,110,659	(743,971)	366,688
IPR&D assets	Indefinite	12,418,967	—	12,418,967
Total		$13,529,626	$(743,971)	$12,785,655

	December 31, 2019
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed patents	6-10 years	$746,323	$(448,874)	$297,449
Acquired licenses	16-20 years	285,000	(269,221)	15,779
Total intangible assets subject to amortization		1,031,323	(718,095)	313,228
IPR&D assets	Indefinite	12,418,967	—	12,418,967
Total		$13,450,290	$(718,095)	$12,732,195

Amortization expense of intangible assets was $12,025 and $14,836 for the three months ended June 30, 2020 and 2019, and $25,876 and $107,580 for the six months ended June 30, 2020 and 2019, respectively. Amortization expense was classified as research and development expenses in the accompanying unaudited consolidated statements of operations and comprehensive loss.

As of June 30, 2020, future estimated amortization expense are as follows:

Years ending December 31,
The remainder of 2020	$20,596
2021	27,687
2022	27,687
2023	27,687
2024	23,781
2025 and thereafter	239,250
Total	$366,688

ALTIMMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	June 30, 2020	December 31, 2019
Accrued professional services	$472,329	$429,467
Accrued payroll and employee benefits	956,584	1,183,130
Accrued interest	10,240	5,047
Accrued research and development	2,343,629	1,966,111
Lease obligation, current portion (see Note 12)	273,276	259,449
Deferred revenue	33,691	61,563
Total accrued expenses	$4,089,749	$3,904,767

7. Notes Payable

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

The PPP Loan, which took the form of a promissory note (the “Promissory Note”), was set to mature on April 7, 2022 and bore interest at a rate of 1% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), was to commence on November 7, 2020. The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan. The Promissory Note provided for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company could prepay the principal of the PPP Loan at any time without incurring any prepayment charges.

All or a portion of the Loan may be forgiven by the SBA and lender upon application by the Company upon documentation of expenditures in accordance with the SBA requirements. Subsequent to the quarter ended June 30, 2020, the Company received approximately $136.2 million in net proceeds from warrant exercises, ATM usage, and the public offering of its common stock and decided to voluntarily extinguish the Promissory Note on July 21, 2020 by paying the outstanding principal and accrued interest in cash.

8. Other Long-Term Liabilities

The Company’s other long-term liabilities are summarized as follows:

	June 30, 2020	December 31, 2019
Lease obligation, long-term portion (see Note 12)	$1,344,779	$1,484,679
Common stock warrant liability (see Note 10)	10,000	10,000
Economic conditional grants	250,000	250,000
Other	110,245	120,196
Total other long-term liabilities	$1,715,024	$1,864,875

9. At-the-Market Offering

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

Any Shares offered and sold in the Offering will be issued pursuant to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”) on April 4, 2019, which was declared effective on April 12, 2019, the prospectus supplement relating to the Offering filed with the SEC on March 27, 2020 and any applicable additional prospectus supplements related to the Offering that

ALTIMMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

form a part of the Registration Statement. The aggregate market value of Shares eligible for sale in the Offering and under the Equity Distribution Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. The Company offered Shares having an aggregate offering price of $18.9 million pursuant to the prospectus supplement filed with the SEC on March 27, 2020.

On June 1, 2020, the Company filed an amendment to the Agreement which amended the prospectus supplement dated March 27, 2020 to increase the aggregate offering price to $50.0 million.

As of June 30, 2020, the Company has sold 2,965,144 shares of Common Stock under the Agreement resulting in $22.8 million in net proceeds, leaving $26.3 million available to be sold under the amended Agreement. As of June 30, 2020, the Company recorded approximately $0.3 million of offering costs which offset the proceeds received from the shares sold through June 30, 2020 and recognized approximately $0.2 million of deferred offering costs which will offset future proceeds received under the Agreement.

Subsequent to the quarter ended June 30, 2020, the Company sold 234,856 shares of Common Stock under the Equity Distribution Agreement, that resulted in $2.5 million in net proceeds, leaving $23.7 million available to be sold under the amended Agreement.

10. Warrants

A summary of warrant activity during the six months ended June 30, 2020 is as follows:

Warrants outstanding, December 31, 2019	10,384,706
Warrants issued due to anti-dilution features triggered from Registered Direct Offering	1,358
Exercises	(8,235,779)
Warrants outstanding, June 30, 2020	2,150,285

During the six months ended June 30, 2020, the Company received net proceeds of $31.3 million from warrant exercises.

For warrants classified as a liability, the following is a summary of the periodic changes in their fair value during the six months ended June 30, 2020:

Balance, December 31, 2019	$10,000
Changes in fair value	—
Balance, June 30, 2020	$10,000

Subsequent to the quarter ended June 30, 2020, there were additionally 1,983,110 warrants exercised resulting in net proceeds of $9.6 million and 1,630,436 pre-funded warrants issued in connection with a Public Offering (see Note 16).

11. Stock-Based Compensation

Stock Options

The Company’s stock option awards generally vest over four years and typically have a contractual life of ten years. At June 30, 2020, there was $1.9 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 3.06 years. During the six months ended June 30, 2020, the Company granted 520,500 stock options with a weighted average exercise price of $2.31 and per share weighted average grant date fair value of $1.83.

Information related to stock options outstanding at June 30, 2020 is as follows:

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding	1,477,153	$3.65	5.96	$12,804,940
Exercisable	416,022	$5.97	5.69	$3,097,502
Unvested	1,061,131	$2.74	6.07	$9,707,438

ALTIMMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Restricted Stock

At June 30, 2020, the Company had unvested restricted stock of 195,161 shares with total unrecognized compensation expense of $0.7 million, which the Company expects to recognize over a weighted average period of approximately 2.42 years. During the six months ended June 30, 2020, the Company released 40,505 shares of common stock from restriction as a result of the vesting of restricted stock.

Restricted Stock Units

During the three months ended June 30, 2020, the Company granted 109,525 shares of restricted stock units which vest during the third quarter of 2020. At June 30, 2020, the Company had unvested restricted stock units of 109,525 shares with total unrecognized compensation expense of $0.9 million, which the Company expects to recognize over a weighted average period of approximately 0.25 years.

2019 Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), employees purchased 38,809 shares for $56,739 during the six months ended June 30, 2020. During the three and six months ended June 30, 2020, the Company recognized compensation expense of $20,372 and $35,084, respectively.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the unaudited consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019 as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$77,939	$92,060	$106,939	$168,684
General and administrative	252,571	197,712	438,492	528,802
Total	$330,510	$289,772	$545,431	$697,486

12. Operating Leases

The Company rents office and laboratory space in the United States. The Company also leases office equipment under a non-cancellable equipment lease through December 2022. Rent expense during the three and six months ended June 30, 2020 under all of the Company’s operating leases was $86,295 and $173,894, respectively. Rent expense during the three and six months ended June 30, 2019 was $83,903 and $174,079, respectively. Rent expense includes short-term leases and variable lease costs that are not included in the lease obligation.

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

The cash paid for operating lease liabilities for the three and six months ended June 30, 2020 was $64,193 and $126,073, respectively.

Supplemental other information related to the operating leases balance sheet information is as follows:

June 30, 2020
Operating lease obligations	$1,618,055
Operating lease right-of-use assets	$662,074
Weighted-average remaining lease term	4.83
Weighted-average discount rate	8.0%

Maturities of lease liabilities is as follows:

ALTIMMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Year ending December 31,
The remainder of 2020	$194,596
2021	393,542
2022	400,198
2023	407,054
2024	414,116
2025 and thereafter	138,831
Total lease payments	1,948,337
Less imputed interest	(330,282)
Total	$1,618,055

13. Income Taxes

In response to global pandemic associated with COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act provided both stimulus measures and a number of tax provisions, including: temporary changes regarding the utilization and carry back of net operating losses, temporary changes to the prior and future limitations on interest deductions, technical corrections from prior tax legislation for tax depreciation of qualified improvement property, and certain refundable employee retention credits. The CARES Act enables the Company to file a refund claim to reflect a refund of its 2016 tax liability by carrying back its 2018, 2019 and 2020 losses to fully offset this liability. The refund claim attributable to the 2018 and 2019 tax years has been recorded as a discrete item in the income tax benefit for the three months ended March 31, 2020 of $2.9 million. In addition, the Company is currently estimating it will be able to carry back a portion of its current and forecasted 2020 net operating losses as of the end of the year and has included an estimate in its annual effective tax rate calculation as of June 30, 2020, which resulted in an additional income tax benefit of $1.0 million recorded during the six months ended June 30, 2020.

On June 12, 2020, the Comptroller of Maryland issued a report announcing that the state decoupled from the CARES Act loss carryback provisions for the 2020 year only, but indicated uncertainty as to whether the General Assembly would pass a measure to decouple from all years in the CARES Act and not process amended filings in the interim. As a result, an additional discrete item in the income tax benefit of $1.0 million was recognized for the three months ended June 30, 2020 related to the release of valuation allowance related to losses that could potentially be carried back to the 2016 tax year under current law.

Accordingly, the Company has recognized a total tax benefit of $4.8 million for the six months ended June 30, 2020.

14. Commitments and Contingencies

Spitfire Acquisition

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

Pursuant to the Amendment, the Company agreed to pay certain additional development-based milestone payments through approval of licensed products by the FDA for the treatment or prevention of COVID-19, up to an aggregate amount of $1.2 million. The Company also agreed to pay royalty payments as a percentage of net sales of products to a royalty stacking reduction and minimum annual royalty payments, until the expiration of the term of the License Agreement, as amended. As of June 30, 2020, payments made under the License Agreement were de minimis.

Litigation

ALTIMMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In December 2019, a complaint was filed by Dr. De-Chu Christopher Tang (“Plaintiff”) against the Company in U.S. District Court for the Eastern District of Texas. The Plaintiff amended the complaint in February 2020 to include Vipin K. Garg and David J. Drutz as defendants, in addition to the Company (Dr. Garg, Dr. Drutz, and the Company are collectively referred to as “Defendants”). In March 2020 the Defendants’ filed a motion to dismiss the complaint. The Court denied the motion without prejudice and allowed Plaintiff an opportunity to file an amended complaint. Plaintiff’s second amended complaint was filed on April 17, 2020, and Defendants filed a motion to dismiss that complaint on May 1, 2020. Plaintiff, who is representing himself, alleges five causes of action as follows: (1) Defendants’ alleged retention of Plaintiff’s lab notebooks; (2) alleged plagiarism based on publishing an article without naming Plaintiff as an author; (3) use of the Adhigh System, which Plaintiff alleges he developed; (4) allegations that Defendants manipulated the Company’s stock and caused a decrease in value; and (5) allegations that the Defendants “wast[ed] government grant money and poison[ed] science by leaving data to rot.” A hearing on Defendants’ motion to dismiss was held on May 20, 2020, and the motion is currently pending. The Company believes the allegations in the complaint are without merit and intends to vigorously defend the litigation. However, the outcome of this legal proceeding is uncertain at this time and the Company cannot reasonably estimate a range of loss, if any. Accordingly, the Company has not accrued any liability associated with this action. The Company is a party in various other contractual disputes, litigation, and potential claims arising in the ordinary course of business none of which are currently reasonably possible or probable of material loss.

15. Fair Value Measurement

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2020 consisted of the following:

	Fair Value Measurement at June 30, 2020
	Total	Level 1	Level 2	Level 3
Recurring fair value measurements
Cash equivalents - money market funds	$38,011,208	$38,011,208	$—	$—
Short-term investments	15,484,402	—	15,484,402	—
Contingent consideration	16,390,000	—	—	16,390,000
Warrant liability	10,000	—	—	10,000

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2019 consisted of the following:

	Fair Value Measurement at December 31, 2019
	Total	Level 1	Level 2	Level 3
Recurring fair value measurements
Cash equivalents - money market funds	$8,034,640	$8,034,640	$—	$—
Short-term investments	28,277,386	—	28,277,386	—
Contingent consideration	2,750,000	—	—	2,750,000
Warrant liability	10,000	—	—	10,000

Assets recorded at fair value on a nonrecurring basis, such as property and equipment and intangible assets are recognized at fair value when they are impaired.

Cash equivalents and short-term investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. Short-term investments had quoted prices at June 30, 2020 as shown below:

	June 30, 2020
	Amortized Cost	Unrealized Gain (Loss)	Market Value

Certificate of deposit	$5,000,000	$—	$5,000,000
Financial and corporate debt securities	10,475,942	8,460	10,484,402
Total	$15,475,942	$8,460	$15,484,402

The fair value of contingent payments classified as a liability was based on the regulatory milestones described in Note 3 and estimated using the Monte Carlo simulation valuation model with Level 3 inputs. The following table is a reconciliation of the beginning and ending balance of contingent consideration liability:

ALTIMMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Balance at December 31, 2019	$2,750,000
Change in fair value	13,640,000
Balance at June 30, 2020	$16,390,000

The assumptions used to estimate the fair value of contingent payments that are classified as a liability at June 30, 2020 include the following significant unobservable inputs:

Unobservable input	Value or Range	Weighted Average

Expected volatility	112.9%	112.9%
Risk-free interest rate	0.16%	0.16%
Cost of capital	30.0%	30.0%
Discount for lack of marketability	14%-22%	18.0%
Probability of payment	52%-83%	76%
Projected year of payment	2020-2022	2020

The Company’s warrant liability is valued using the Monte Carlo simulation valuation model. If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs.

There were no transfers into and out of any of the levels of the fair value hierarchy as of June 30, 2020 and December 31, 2019.

16. Subsequent Events

Public Offering

On July 16, 2020, the Company offered and sold (i) 3,369,564 shares of common stock, at a price to the public of $23.00 per share, and (ii) pre-funded warrants of the Company to purchase 1,630,436 shares of common stock at an exercise price equal to $0.0001 per share (the “Pre-Funded Warrants”), at a price to the public of $22.9999 per share of common stock underlying the Pre-Funded Warrants (equal to the public offering price per share of Common Stock, minus the exercise price of each Pre-Funded Warrant). The Pre-Funded Warrants are exercisable at any time, provided that each Pre-Funded Warrant holder will be prohibited from exercising such Pre-Funded Warrants into shares of the Company’s common stock if, as a result of such exercise, the holder, together with its affiliates, would own more than 4.99% of the total number of shares of the Company’s common stock then issued and outstanding, which percentage may change at the holders’ election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company. The gross proceeds of this offering were approximately $132.2 million, which includes the exercise in full of the underwriters’ option to purchase an additional 750,000 shares of common stock, before deducting underwriting discounts and commissions and offering expenses. The net proceeds of this offering were approximately $124.0 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

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

Overview

Altimmune, Inc. is a clinical stage biopharmaceutical company focused on developing intranasal vaccines, immune modulating therapies and treatments for liver disease. Our diverse pipeline includes proprietary intranasal vaccines for COVID-19 (AdCOVID), anthrax (NasoShield) and influenza (NasoVAX); an intranasal immune modulating therapeutic for COVID-19 (T-COVID); and next generation peptide therapeutics for NASH (ALT-801) and chronic hepatitis B (HepTcell).

Impact of COVID-19

We are closely monitoring how the spread of COVID-19 is affecting our employees, business, preclinical studies and clinical trials. In response to the COVID-19 pandemic, we have closed our executive offices with certain employees continuing their work outside of our offices and travel for all employees has been restricted. Essential laboratory staff continue to work onsite with enhanced safety measures. We are continuing our regular interactions with the FDA and other regulatory agencies and based on current information, we do not anticipate COVID-19 to materially affect our regulatory timelines for NasoShield, T-COVID, AdCOVID and ALT-801. We expect the pandemic to have some near-term impact on the initiation of our HepTcell Phase 2 trial and, accordingly, we will delay the initiation of this trial. We expect we will be able to provide an update on timing for initiating the study in the second half of 2020.

Although operations have not been materially affected by the COVID-19 pandemic as of and for the three and six months ended June 30, 2020, at this time, however, there is significant uncertainty relating to the trajectory of the pandemic and the impact of related responses, and disruptions caused by the COVID-19 pandemic may result in difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing trials and the incurrence of unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. See “Risk Factors— Our business, results of operations and financial condition may be adversely affected by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the ongoing coronavirus disease (COVID-19) pandemic.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,
	2020	2019	Increase (Decrease)
Revenue	$721,636	$1,626,029	$(904,393)	(56)%
Operating expenses:
Research and development	16,594,250	2,945,096	13,649,154	463
General and administrative	2,545,356	2,231,817	313,539	14
Total operating expenses	19,139,606	5,176,913	13,962,693	270
Loss from operations	(18,417,970)	(3,550,884)	(14,867,086)	(419)
Other income (expense):
Changes in fair value of warrant liability	—	(46,000)	46,000	100
Interest expense	(3,308)	(748)	(2,560)	(342)
Interest income	81,458	239,964	(158,506)	(66)
Other (expenses), net	(5,878)	(29,220)	23,342	80
Total other (expense) income, net	72,272	163,996	(91,724)	(56)
Net loss before income tax benefit	(18,345,698)	(3,386,888)	(14,958,810)	(442)
Income tax benefit	1,578,782	—	1,578,782	100
Net loss	$(16,766,916)	$(3,386,888)	$(13,380,028)	(395)%

Comparison of the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30,
	2020	2019	Increase (Decrease)
Revenue	$2,934,330	$4,581,622	$(1,647,292)	(36)%
Operating expenses
Research and development	23,781,781	6,162,768	17,619,013	286
General and administrative	4,877,273	4,298,299	578,974	13
Total operating expenses	28,659,054	10,461,067	18,197,987	174
Loss from operations	(25,724,724)	(5,879,445)	(19,845,279)	(338)
Other income (expense):
Changes in fair value of warrant liability	—	(46,000)	46,000	100
Interest expense	(5,193)	(1,488)	(3,705)	(249)
Interest income	233,027	425,211	(192,184)	(45)
Other (expenses) income, net	19,664	17,528	2,136	12
Total other income, net	247,498	395,251	(147,753)	(37)
Net loss before income tax benefit	(25,477,226)	(5,484,194)	(19,993,032)	(365)
Income tax benefit	4,824,661	—	4,824,661	100
Net loss	$(20,652,565)	$(5,484,194)	$(15,168,371)	(277)%

Revenue

Revenue consists primarily of research grants from Biomedical Advanced Research and Development Authority, or BARDA, and in 2019, the National Institute of Allergy and Infectious Diseases, or NIAID, in the United States for our anthrax vaccine product candidates. These grants consist of cost reimbursement contracts, with a fixed fee based on either costs or milestones.

Revenue decreased by $0.9 million, or 56%, for the three months ended June 30, 2020 as compared to the same period in 2019. The decrease was primarily the result of:

•	a decrease of $1.1 million in BARDA revenue due to timing of clinical trials and development activities on the NasoShield program; and
•	an increase of $0.2 million in other revenue related to the sale of flu virus vials.

Revenue decreased by $1.6 million, or 36%, for the six months ended June 30, 2020 as compared to the same period in 2019. The decrease was primarily the result of:

•	a decrease of $2.3 million in BARDA revenue due to timing of clinical trials and development activities on the NasoShield program;
•	a decrease of $0.2 million in NIAID revenue due to the completion of the SparVax-L contract in 2019;
•

an increase of $0.6 million in BARDA revenue attributable to a final payment under the Company’s previous NasoShield contract representing a reconciliation of the actual indirect rates compared to billed indirect rates; and

•	an increase of $0.3 million in other revenue primarily related to the sale of flu virus vials.

In June 2020, we were awarded $4.7 million from the U.S. Army Medical Research & Development Command (“USAMRDC”) to fund our Phase 1/2 clinical trial of T-COVID. The competitive award was granted by USAMRDC in collaboration with the Medical Technology Enterprise Consortium (“MTEC”), a 501(c)(3) biomedical technology consortium working in partnership with the Department of Defense (“DoD”). Under the contract, MTEC pays us a firm fixed fee based on achieving certain milestones for conduct and completion of a Phase 1/2 study and research and development work on the replication-deficient adenovirus 5 (“RD-Ad5”) vector vaccine platform. As of June 30, 2020, we have not received any cash under the contract nor have we recognized any amounts of grant revenue within the statement of operations.

Research and development expenses

Research and development operating expense increased by $13.6 million, or 463%, for the three months ended June 30, 2020 as compared to the same period in 2019. The increase was primarily the result of:

•	an increase of $11.9 million due to an increase in the contingent consideration liability related to the acquisition of ALT-801;
•	an increase of $2.0 million due to development activities for ALT-801 which was acquired in July 2019;
•	an increase of $1.1 million due to development activities for the COVID-19 programs;
•	a decrease of $0.8 million due to timing of a clinical trial and development activities for NasoShield; and
•	a decrease of $0.6 million in pre-clinical projects and non-project specific research and development costs including employee compensation and facility costs.

Research and development operating expense increased by $17.6 million, or 286%, for the six months ended June 30, 2020 as compared to the same period in 2019. The increase was primarily the result of:

•	an increase of $13.6 million due to an increase in the contingent consideration liability related to the acquisition of ALT-801;
•	an increase of $4.4 million due to development activities for ALT-801 which was acquired in July 2019;
•	an increase of $1.1 million due to development activities for the COVID-19 programs;
•	an increase of $0.2 million in pre-clinical projects and non-project specific research and development costs including employee compensation and facility costs; and
•	a decrease of $1.7 million due to timing of a clinical trial and development activities for NasoShield.

General and administrative expenses

General and administrative expense increased by $0.3 million, or 14%, for the three months ended June 30, 2020 and by $0.6 million, or 13%, for the six months ended June 30, 2020, as compared to the same periods in 2019 due primarily to an increase in legal, professional and labor costs.

Total other (expense) income, net

Total other (expense) income, net decreased by $0.1 million and $0.1 million during the three and six months ended June 30, 2020, respectively, as compared to the same period in 2019. The decreases are primarily due to changes in interest income.

Income tax benefit

Income tax benefit increased by $1.6 million and $4.8 million during the three and six months ended June 30, 2020, as compared to the same period in 2019. The increase is due to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 which made temporary changes regarding the utilization and carry back of net operating losses. As of June 30, 2020, the Company intends to file a refund claim for a discrete item of $2.9 million with the Internal Revenue Service reflecting a partial refund of its 2016 tax liability by carrying back its 2019 and 2018 losses not previously claimed, and estimates $2.9 million related to net operating losses arising during the six months ended June 30, 2020 will be claimed.

On June 12, 2020, the Comptroller of Maryland issued a report announcing that the state decoupled from the CARES Act loss carryback provisions for the 2020 year only, but indicated uncertainty as to whether the General Assembly would pass a measure to decouple from all years in the CARES Act and not process amended filings in the interim. As a result, an additional discrete item in the income tax benefit of $1.0 million was recognized for the three months ended June 30, 2020 related to the release of valuation allowance related to losses that could potentially be carried back to the 2016 tax year under current law.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the six months ended June 30, 2020 were from equity activity, maturities of short-term investments and cash receipts of revenue from our BARDA contract. Our cash, cash equivalents, and short-term investments were $80.3 million at June 30, 2020. We believe, based on the operating cash requirements and capital expenditures expected for 2020, our cash on hand at June 30, 2020, short-term investments, revenue from our government sponsored contracts and tax refunds, are sufficient to fund operations for at least a twelve-month period from the issuance date of our June 30, 2020 financial statements.

We have not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales. Our sources of revenue have consisted of revenues under our contract with BARDA for the development of NasoShield and to a lesser degree from other licensing arrangements. We have incurred significant losses since we commenced operations. As of June 30, 2020, we had accumulated losses of $158.0 million since our inception. In addition, we have not generated positive cash flows from operations. We have had to rely on a variety of financing sources, including the issuance of debt and equity securities. As capital resources are consumed to fund our research and development activities, we may not have sufficient capital to fund our plan of operations. In order to address our capital needs, including our planned clinical trials, we have initiated the ATM Offering and the Public Offering and must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

In July 2016, we signed a five-year contract with BARDA. The contract, as amended, has a total value of up to $133.7 million and is used to fund clinical development of NasoShield. Under the contract, BARDA pays us a fixed fee and reimburses certain costs for the research and development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine through cGMP manufacture and conduct of a Phase 1 clinical trial dose ranging assessment of safety and immunogenicity. The contract consists of an initial base performance period providing approximately $27.8 million in funding for the period July 2016 through December 2020. BARDA has seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical trials. Each option, if exercised by BARDA, would provide additional funding ranging from approximately $1.1 million to $34.4 million for a three-year period beginning January 2021. Through June 30, 2020, we have received an aggregate of approximately $23.8 million under the current BARDA contract.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(11,518,302)	$(5,173,080)
Investing activities	12,661,500	(17,100)
Financing activities	54,636,037	12,542,963
Net increase in cash and cash equivalents and restricted cash	$55,779,235	$7,352,783

Operating Activities

Net cash used in operating activities was $11.5 million for the six months ended June 30, 2020 compared to $5.2 million during the six months ended June 30, 2019. Our sources of cash provided by operations during the six months ended June 30, 2020 were primarily cash receipts of revenue generated by our BARDA contract. The primary uses of cash from our operating activities include payments for labor and labor-related costs, professional fees, research and development costs associated with our clinical trials, and other general corporate expenditures. The increase in cash used in operations of $6.3 million year over year is due to an increase in net loss as adjusted for non-cash items of $1.8 million and changes in working capital accounts of $4.5 million, primarily due to recording of the income tax benefit receivable.

Investing Activities

Net cash provided by investing activities was $12.7 million for the six months ended June 30, 2020 compared to net cash used in investing activities of $17,100 during the six months ended June 30, 2019. The net cash provided by investing activities during 2020 was primarily due to maturities of short-term investments. The net cash used in investing activities in 2019 was primarily due to purchases of equipment and capitalized patent costs.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2020 was $54.6 million compared to $12.5 million for the six months ended June 30, 2019. The net cash provided by financing activities during the six months ended June 30, 2020 was primarily the result of $31.3 million in proceeds from the exercise of warrants and $22.8 million in proceeds from the issuance of common stock from our at-the-market offering program. The net cash provided by financing activities during the six months ended June 30, 2019 was primarily the result of $12.7 million in proceeds from a registered direct offering of units that consisted of common stock and warrants.

Financing

Public Offering

On July 16, 2020, we offered and sold (i) 3,369,564 shares of our common stock, at a price to the public of $23.00 per share, and (ii) pre-funded warrants to purchase 1,630,436 shares of our common stock at an exercise price equal to $0.0001 per share (the “Pre-Funded Warrants”), at a price to the public of $22.9999 per share of common stock underlying the Pre-Funded Warrants (equal to the public offering price per share of Common Stock, minus the exercise price of each Pre-Funded Warrant). The Pre-Funded Warrants are exercisable at any time, provided that each Pre-Funded Warrant holder will be prohibited from exercising such Pre-Funded Warrants into shares of our common stock if, as a result of such exercise, the holder, together with its affiliates, would own more than 4.99% of the total number of shares of our common stock then issued and outstanding, which percentage may change at the holders’ election to any other number less than or equal to 19.99% upon 61 days’ notice to us. The gross proceeds of this offering were approximately $132.2 million, which includes the exercise in full of the underwriters’ option to purchase an additional 750,000 shares of common stock, before deducting underwriting discounts and commissions and offering expenses. The net proceeds of this offering were approximately $124.0 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

At-the-Market Offering

On March 27, 2020, we entered into an Equity Distribution Agreement (the “Agreement”) with JMP Securities LLC, serving as placement agent (the “Placement Agent”) with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $50.0 million (the “Shares”) through the Placement Agent (the “Offering”). We offered Shares having an aggregate offering price of $18.9 million pursuant to the prospectus supplement filed with the SEC on March 27, 2020. On June 1, 2020, we filed an amendment to the Agreement which amended the prospectus supplement dated March 27, 2020 to increase the aggregate offering price to $50.0 million. As of June 30, 2020, we sold 2,965,144 shares of Common Stock under the Agreement resulting in $22.8 million in net proceeds, leaving $26.3 million available to be sold under the amended Agreement.

Current Resources

We have financed our operations to date principally through our equity offerings and proceeds from issuances of our preferred stock, common stock, and warrants. At June 30, 2020, we had $64.8 million of cash, cash equivalents and restricted cash and $15.5 million of short-term investments. Accordingly, management believes that the Company has sufficient capital to fund its plan of operations for at least a twelve-month period from the issuance date of our June 30, 2020 financial statements. However, in order to address our capital needs in the long-term, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In December 2019, we learned of a complaint that had been filed by Dr. De-Chu Christopher Tang (“Plaintiff”).  We received a copy of the complaint on January 2, 2020, and on January 24, 2020, we removed the case to the United States District Court for the Eastern District of Texas (No. 4:20-CV-00063-ALM-CAN), where it is currently pending (the “Texas Lawsuit”).  Plaintiff amended his complaint on February 25, 2020, naming Vipin K. Garg and David J. Drutz as defendants, in addition to the Company (Dr. Garg, Dr. Drutz, and the Company are collectively referred to as “Defendants”). In March 2020 the Defendants filed a motion to dismiss the complaint.  The Court denied the motion without prejudice and allowed Plaintiff an opportunity to file an amended complaint. Plaintiff’s second amended complaint was filed on April 17, 2020, and Defendants filed a motion to dismiss that complaint on May 1, 2020. A hearing on Defendants’ motion to dismiss was held on May 20, 2020, and the motion is currently pending. Plaintiff, who is representing himself, alleges five causes of action against Defendants, based on (1) Defendants’ alleged retention of Plaintiff’s lab notebooks after the termination of his employment in 2012; (2) alleged plagiarism based on publishing an article without naming Plaintiff as an author; (3) use of the Adhigh System, which Plaintiff alleges he developed; (4) allegations that Defendants manipulated the Company’s stock and caused a decrease in value; and (5) allegations that the Defendants “wast[ed] government grant money and poison[ed] science by leaving data to rot.”

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

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” in our 2019 Annual Report on Form 10-K filed with the SEC on March 27, 2020 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 13, 2020, as they could materially affect our business, financial condition or future results of operations. The risks described in our 2019 Annual Report on Form 10-K filed with the SEC on March 27, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 13, 2020 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. The following information updates, and should be read in conjunction with, the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our 2019 Annual Report on Form 10-K filed with the SEC on March 27, 2020 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 13, 2020. Except as set forth below, there have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our 2019 Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q.

Risks Related to COVID-19

Our pursuit of potential therapeutic and prophylactic treatments for COVID-19 is at an early stage and subject to many risks. We may be unable to receive approval for any of our COVID-19 product candidates a timely manner, if at all, and our COVID-19 product candidates may never be approved.

The U.S. Food and Drug Administration recently cleared our Investigational New Drug, or IND, application to proceed with a clinical trial of T-COVID, our investigational agent for the treatment of early COVID-19 and we have not yet filed an IND for AdCOVID, our intranasal vaccine candidate for COVID-19. We have not yet initiated a clinical trial for either program, and we may experience difficulties or delays in enrolling patients in clinical trials due to the impact of the global COVID-19 pandemic or other reasons. Many of the risks related to the development of these product candidates are beyond our control, including risks related to clinical development, the regulatory submission process, potential threats to our intellectual property rights and manufacturing delays or difficulties. We may be unable to produce an efficacious and/or approved product for the treatment of patients with early COVID-19 in a timely manner, if at all.

The results of preclinical studies from our COVID-19 product candidates may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. There can be no assurance that any of our clinical trials for our COVID-19 product candidates, or any other of our product candidates, will ultimately be successful or support further clinical development. In addition, the interpretation of the data from our clinical trials of T-COVID or AdCOVID by FDA and other regulatory agencies may differ from our interpretation of such data and the FDA or other regulatory agencies may require that we conduct additional studies or analyses. Any of these factors could delay or prevent us from receiving regulatory approval of T-COVID or AdCOVID and there can be no assurance that either product candidate will be approved in a timely manner, if at all.

If the COVID-19 outbreak is effectively contained or the risk of coronavirus infection is diminished or eliminated before we can successfully develop and manufacture our product candidate, the commercial viability of such product candidate may be diminished or eliminated. We are also committing financial resources and personnel to the development of this product candidate which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of coronavirus as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our treatment, if successfully developed, may not be effective. In addition, other parties are currently producing therapeutic and vaccine candidates for COVID-19, which may be more efficacious or may be approved prior to T-COVID or AdCOVID.

The regulatory pathway for T-COVID and AdCOVID is continually evolving, and may result in unexpected or unforeseen challenges.

The speed at which parties are acting to create and test many therapeutics and vaccines for COVID-19 is unusual, and evolving or changing plans or priorities within the FDA, including those based on new knowledge of COVID-19 and how the disease affects the human body, may significantly affect the regulatory timeline for our product candidates. Results from ongoing clinical trials and discussions with regulatory authorities may raise new questions and require us to redesign proposed clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. Any such developments could delay the development timeline for our product candidates and materially increase the cost of the development for such candidates.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description

10.1	Equity Distribution Agreement, dated March 27, 2020, by and among Altimmune, Inc. and JMP Securities LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed on March 27, 2020)

10.2	Amendment No. 2 to the Second Restated License Agreement, by and among Altimmune, Inc. and Janssen Vaccines & Prevention B.V., dated as of September 20, 2016

10.3 ^^	Amendment No. 3 to the Second Restated License Agreement, by and among Altimmune, Inc. and Janssen Vaccines & Prevention B.V., dated as of April 2, 2020

31.1 †	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2 †	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1 †	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2 †	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

^^	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

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

ALTIMMUNE, INC.

Dated: August 11, 2020	By:	/s/ Vipin K. Garg
	Name:	Vipin K. Garg
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: August 11, 2020	By:	/s/ Will Brown
	Name:	Will Brown
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)