Form 10-Q
period 2020-09-30
Altimmune, Inc.
filed 2020-11-09
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 6, 2020 there were 33,071,020 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

ALTIMMUNE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALTIMMUNE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$143,495,266	$8,962,686
Restricted cash	34,174	34,174
Total cash, cash equivalents and restricted cash	143,529,440	8,996,860
Short-term investments	63,282,716	28,277,386
Accounts receivable	3,816,489	1,021,179
Tax refund receivable	6,193,855	629,096
Prepaid expenses and other current assets	1,309,044	470,228
Total current assets	218,131,544	39,394,749
Property and equipment, net	1,041,920	1,104,208
Right of use asset	939,855	698,321
Intangible assets, net	12,794,806	12,732,195
Other assets	87,195	128,547
Total assets	$232,995,320	$54,058,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$874,885	$18,232
Accrued expenses and other current liabilities	5,418,831	3,904,767
Total current liabilities	6,293,716	3,922,999
Contingent consideration	25,070,000	2,750,000
Other long-term liabilities	1,925,769	1,864,875
Total liabilities	33,289,485	8,537,874
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 33,073,035 and 15,312,381 shares issued; 33,073,035 and 15,312,167 shares outstanding at September 30, 2020 and December 31, 2019, respectively	3,289	1,508
Additional paid-in capital	380,543,640	187,914,916
Accumulated deficit	(175,798,822)	(137,376,122)
Accumulated other comprehensive loss, net	(5,042,272)	(5,020,156)
Total stockholders’ equity	199,705,835	45,520,146
Total liabilities and stockholders’ equity	$232,995,320	$54,058,020

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues	$2,937,991	$643,978	$5,872,321	$5,225,600
Operating expenses:
Research and development	17,041,975	8,729,697	40,823,756	14,892,464
General and administrative	4,220,238	2,187,661	9,097,511	6,485,960
Impairment charges	—	1,000,000	—	1,000,000
Total operating expenses	21,262,213	11,917,358	49,921,267	22,378,424
Loss from operations	(18,324,222)	(11,273,380)	(44,048,946)	(17,152,824)
Other income (expense):
Changes in fair value of warrant liability	—	76,000	—	30,000
Interest expense	(2,275)	(756)	(7,468)	(2,244)
Interest income	45,127	224,058	278,154	649,268
Other income (expense), net	29,218	(23,734)	48,882	(6,206)
Total other income, net	72,070	275,568	319,568	670,818
Net loss before income tax benefit	(18,252,152)	(10,997,812)	(43,729,378)	(16,482,006)
Income tax benefit	482,017	58,500	5,306,678	58,500
Net loss	(17,770,135)	(10,939,312)	(38,422,700)	(16,423,506)
Other comprehensive loss – unrealized (loss) gain on investments	(10,569)	18,953	(22,116)	18,953
Comprehensive loss	$(17,780,704)	$(10,920,359)	$(38,444,816)	$(16,404,553)
Net loss	$(17,770,135)	$(10,939,312)	$(38,422,700)	$(16,423,506)
Deemed dividends	—	—	—	(452,925)
Net loss attributed to common stockholders	$(17,770,135)	$(10,939,312)	$(38,422,700)	$(16,876,431)
Net loss per share attributed to common stockholders, basic and diluted	$(0.54)	$(0.74)	$(1.74)	$(1.35)
Weighted-average common shares outstanding, basic and diluted	33,056,971	14,768,931	22,058,424	12,481,494

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2019	15,312,167	$1,508	$187,914,916	$(137,376,122)	$(5,020,156)	$45,520,146
Stock-based compensation	—	—	214,921	—	—	214,921
Vesting of restricted stock awards including withholding, net	(5,974)	1	(17,080)	—	—	(17,079)
Issuance of common stock from Employee Stock Purchase Plan	38,809	3	56,736	—	—	56,739
Issuance of common stock upon exercise of warrants	14,500	2	39,972	—	—	39,974
Unrealized loss on short-term investments	—	—	—	—	(32,435)	(32,435)
Net loss	—	—	—	(3,885,649)	—	(3,885,649)
Balance at March 31, 2020	15,359,502	1,514	188,209,465	(141,261,771)	(5,052,591)	41,896,617
Stock-based compensation	—	—	330,510	—	—	330,510
Issuance of common stock from exercise of stock options	13,935	1	36,174	—	—	36,175
Vesting of restricted stock awards including withholding, net	(5,974)	1	(46,390)	—	—	(46,389)
Issuance of common stock in at the market offering, net	2,965,144	297	22,780,432	—	—	22,780,729
Issuance of common stock upon exercise of warrants	8,221,279	822	31,269,341	—	—	31,270,163
Unrealized gain on short-term investments	—	—	—	—	20,888	20,888
Net loss	—	—	—	(16,766,916)	—	(16,766,916)
Balance at June 30, 2020	26,553,886	2,635	242,579,532	(158,028,687)	(5,031,703)	79,521,777
Stock-based compensation	—	—	1,320,089	—	—	1,320,089
Issuance of common stock from exercise of stock options	32,189	3	90,267	—	—	90,270
Vesting of restricted stock awards including withholding, net	103,551	13	(114,585)	—	—	(114,572)
Issuance of common stock from Employee Stock Purchase Plan	53,852	5	78,727	—	—	78,732
Issuance of common stock and pre-funded warrants in public offering, net	4,119,564	412	124,027,403	—	—	124,027,815
Issuance of common stock in at the market offering, net	247,865	25	2,834,082	—	—	2,834,107
Issuance of common stock upon exercise of warrants	1,962,128	196	9,728,125	—	—	9,728,321
Unrealized loss on short-term investments	—	—	—	—	(10,569)	(10,569)
Net loss	—	—	—	(17,770,135)	—	(17,770,135)
Balance at September 30, 2020	33,073,035	$3,289	$380,543,640	$(175,798,822)	$(5,042,272)	$199,705,835

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2018	9,078,238	$876	$170,207,844	$(116,855,991)	$(5,040,163)	$48,312,566
Stock-based compensation	—	—	407,714	—	—	407,714
Vesting of restricted stock awards including withholding, net	71	—	28	—	—	28
Issuance of common stock in registered direct offering, net	4,361,370	436	12,668,348	—	—	12,668,784
Issuance of common stock upon exercise of warrants	11,000	1	30,323	—	—	30,324
Net loss	—	—	—	(2,097,306)	—	(2,097,306)
Balance at March 31, 2019	13,450,679	1,313	183,314,257	(118,953,297)	(5,040,163)	59,322,110
Stock-based compensation	—	—	289,772	—	—	289,772
Vesting of restricted stock awards including withholding, net	71	—	28	—	—	28
Net loss	—	—	—	(3,386,888)	—	(3,386,888)
Balance at June 30, 2019	13,450,750	1,313	183,604,057	(122,340,185)	(5,040,163)	56,225,022
Stock-based compensation	—	—	287,774	—	—	287,774
Vesting of restricted stock awards including withholding, net	72	—	28	—	—	28
Issuance of common stock for acquired in-process research and development	1,887,250	189	3,791,296	—	—	3,791,485
Unrealized gain on short-term investments	—	—	—	—	18,953	18,953
Net loss	—	—	—	(10,939,312)	—	(10,939,312)
Balance at September 30, 2019	15,338,072	$1,502	$187,683,155	$(133,279,497)	$(5,021,210)	$49,383,950

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,422,700)	$(16,423,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash consideration for acquired in-process research and development	—	6,541,485
Change in fair value of contingent consideration liability	22,320,000	—
Impairment charge	—	1,000,000
Stock-based compensation expense	1,865,520	985,260
Depreciation	182,650	181,314
Amortization	36,282	135,664
Unrealized gains on foreign currency exchange	(44,323)	(3,310)
Changes in fair value of warrant liability	—	(30,000)
Changes in operating assets and liabilities:
Accounts receivable	(2,815,343)	2,449,447
Prepaid expenses and other current assets	(636,943)	179,298
Accounts payable	856,653	(322,976)
Accrued expenses and other liabilities	1,199,708	(2,274,497)
Tax refund receivable	(5,564,759)	40,376
Deferred taxes	—	(58,500)
Net cash used in operating activities	(21,023,255)	(7,599,945)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	39,385,689	—
Purchases of short-term investments	(74,413,135)	(28,207,073)
Purchase of property and equipment	(100,329)	(1,227)
Cash paid for internally developed patents	(98,893)	(25,396)
Net cash used in investing activities	(35,226,668)	(28,233,696)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid in conjunction with warrant exchange	—	(25,000)
Payments of deferred offering costs	(160,522)	—
Proceeds from exercises of warrants	41,038,458	30,324
Proceeds from issuance of common stock in at the market offering, net	25,614,836	—
Proceeds from issuance of common stock and pre-funded warrants in public offering, net	124,027,815	—
Proceeds from issuance of common stock in registered direct offering, net	—	12,668,784
Proceeds from issuance of notes payable	632,000	—
Payments of notes payable	(632,000)	(186,940)
Proceeds from issuance of common stock from Employee Stock Purchase Plan	135,471	—
Proceeds from exercises of stock options	126,445	—
Net cash provided by financing activities	190,782,503	12,487,168
Net increase and decrease in cash and cash equivalents and restricted cash	134,532,580	(23,346,473)
Cash, cash equivalents and restricted cash at beginning of period	8,996,860	34,353,129
Cash, cash equivalents and restricted cash at end of period	$143,529,440	$11,006,656

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,791	$—
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Common stock issued for acquired in-process research and development	$—	$3,791,485

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

2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2020, there have been no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual report on Form 10-K for the year ended December 31, 2019 as filed with the SEC, except for the recently adopted accounting standard for investments.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, financial condition, and results of operations is highly uncertain and subject to change. The Company considered the potential impact of the COVID-19 pandemic on the Company’s estimates and assumptions and determined that there was not a material impact to the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2020. However, actual results could differ from those estimates and there may be changes to the Company’s estimates in future periods.

Recently Issued Accounting Pronouncements - Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”). ASU No. 2018-13 was issued to modify and enhance the disclosure requirements for fair value measurements and eliminates certain disclosure requirements, such as the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy. This ASU adds new disclosure requirements for Level 3 measurements and is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2020 which resulted in expanded disclosures in Note 3 regarding the Company’s recurring Level 3 fair value measurements.

3. Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2020 consisted of the following:

	Fair Value Measurement at September 30, 2020
	Total	Level 1	Level 2	Level 3
Recurring fair value measurements
Cash equivalents - money market funds	$47,191,204	$47,191,204	$—	$—
Short-term investments	63,282,716	—	63,282,716	—
Contingent consideration liability (see Note 8)	25,070,000	—	—	25,070,000
Warrant liability	10,000	—	—	10,000

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2019 consisted of the following:

	Fair Value Measurement at December 31, 2019
	Total	Level 1	Level 2	Level 3
Recurring fair value measurements
Cash equivalents - money market funds	$8,034,640	$8,034,640	$—	$—
Short-term investments	28,277,386	—	28,277,386	—
Contingent consideration liability (see Note 8)	2,750,000	—	—	2,750,000
Warrant liability	10,000	—	—	10,000

Short-term investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data (Level 2). The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. Short-term investments had quoted prices at September 30, 2020 as shown below:

	September 30, 2020
	Amortized Cost	Unrealized Gain (Loss)	Market Value

United States treasury securities	$3,995,784	$936	$3,996,720
Financial and corporate debt securities	49,283,352	(3,045)	49,280,307
Certificate of deposit	10,005,689	—	10,005,689
Total	$63,284,825	$(2,109)	$63,282,716

The fair value of contingent payments classified as a liability was based on the regulatory milestones described in Note 8 and estimated using the Monte Carlo simulation valuation model with Level 3 inputs. The following table is a reconciliation of the beginning and ending balance of contingent consideration liability:

Balance at December 31, 2019	$2,750,000
Change in fair value	22,320,000
Balance at September 30, 2020	$25,070,000

The assumptions used to estimate the fair value of contingent payments that are classified as a liability at September 30, 2020 include the following significant unobservable inputs:

Unobservable input	Value or Range	Weighted Average

Expected volatility	113.7%	113.7%
Risk-free interest rate	0.13%	0.13%
Cost of capital	30%	30%
Discount for lack of marketability	12%-18%	15%
Probability of payment	63%-100%	91%
Projected year of payment	2020-2022	2020

The Company’s warrant liability is valued using the Monte Carlo simulation valuation model with Level 3 inputs. If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs.

There were no transfers into and out of any of the levels of the fair value hierarchy as of September 30, 2020 and December 31, 2019.

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. Assets recorded at fair value on a non-recurring basis, such as property and equipment and intangible assets are recognized at fair value when they are impaired. As of September 30, 2020, the Company had no significant assets or liabilities that were measured at fair value on a non-recurring basis.

4. Intangible Assets

The Company’s intangible assets consisted of the following:

	September 30, 2020
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed patents	6-10 years	$845,216	$(473,314)	$371,902
Acquired licenses	16-20 years	285,000	(281,063)	3,937
Total intangible assets subject to amortization		1,130,216	(754,377)	375,839
IPR&D assets	Indefinite	12,418,967	—	12,418,967
Total		$13,549,183	$(754,377)	$12,794,806

	December 31, 2019
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed patents	6-10 years	$746,323	$(448,874)	$297,449
Acquired licenses	16-20 years	285,000	(269,221)	15,779
Total intangible assets subject to amortization		1,031,323	(718,095)	313,228
IPR&D assets	Indefinite	12,418,967	—	12,418,967
Total		$13,450,290	$(718,095)	$12,732,195

Amortization expense of intangible assets was $10,406 and $28,084 for the three months ended September 30, 2020 and 2019, and $36,282 and $135,664 for the nine months ended September 30, 2020 and 2019, respectively. Amortization expense was classified as research and development expenses in the accompanying unaudited consolidated statements of operations and comprehensive loss.

As of September 30, 2020, future estimated amortization expense was as follows:

Years ending December 31,
The remainder of 2020	$14,539
2021	26,576
2022	26,576
2023	26,576
2024	22,669
2025 and thereafter	258,903
Total	$375,839

5. Operating Leases

The Company rents office and laboratory space in the United States. The Company also leases office equipment under a non-cancellable equipment lease through December 2022. Rent expense during the three and nine months ended September 30, 2020 under all of the Company’s operating leases was $107,709 and $281,603, respectively. Rent expense during the three and nine months ended September 30, 2019 was $84,745 and $258,824, respectively. Rent expense includes short-term leases and variable lease costs that are not included in the lease obligation.

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

The office space leases provide for increases in future minimum annual rental payments as defined in the lease agreements. The Company has determined the lease renewal option is not reasonably certain.

The cash paid for operating lease liabilities for the three and nine months ended September 30, 2020 was $64,244 and $190,317, respectively.

Supplemental other information related to the operating leases balance sheet information is as follows:

September 30, 2020
Operating lease obligations (see Note 6 and 9)	$1,888,604
Operating lease right-of-use assets	$939,855
Weighted-average remaining lease term	4.58
Weighted-average discount rate	7.4%

Maturities of lease liabilities is as follows:

Year ending December 31,
The remainder of 2020	$97,298
2021	475,372
2022	484,484
2023	493,868
2024	503,535
2025 and thereafter	168,929
Total lease payments	2,223,486
Less imputed interest	(334,882)
Total	$1,888,604

6. Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	September 30, 2020	December 31, 2019
Accrued professional services	$510,081	$429,467
Accrued payroll and employee benefits	1,673,406	1,183,130
Accrued interest	10,724	5,047
Accrued research and development	2,876,763	1,966,111
Lease obligation, current portion (see Note 5)	328,104	259,449
Deferred revenue	19,753	61,563
Total accrued expenses	$5,418,831	$3,904,767

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

All or a portion of the Loan may be forgiven by the SBA and lender upon application by the Company upon documentation of expenditures in accordance with the SBA requirements. On July 21, 2020, the Company voluntarily extinguished the Promissory Note by paying the outstanding principal and accrued interest in cash. As of September 30, 2020, no amounts were outstanding.

8. Contingent Consideration

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

On November 3, 2020, the Company received acknowledgement from the Australian Government Department of Health on the Company’s submitted clinical trial notification (“CTN”) which triggers the IND Milestone payment of 1,694,916 shares of the Company’s Common Stock to the previous owners. Pursuant to the Merger Agreement, the Company will issue the shares within sixty days of the submission of the CTN, which was October 29, 2020. The shares are subject to a lockup whereby 50% of the shares are released from restriction after 3 months, and the remainder are released from restriction after 6 months.

The acquisition of Spitfire was accounted for as an asset acquisition instead of a business combination because substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset or group of similar identifiable assets, and therefore, the asset was not considered a business. The Company expensed the acquired intellectual property as of the acquisition date as in-process research and development with no alternative future uses. The Company recorded an in-process research and development expense for the up-front consideration during the third quarter of 2019. Transaction costs of $0.1 million and $0.7 million were recorded within research and development expense on the Company’s consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2019, respectively.

The future contingent payments related to the Regulatory Milestones are stock-based payments accounted for under FASB Accounting Standards Codification Topic 480, Distinguishing Liabilities From Equity (“ASC 480”). Such stock-based payments are subject to a lock-up whereby 50% of the shares are released at 3 months and 50% are released at 6 months. As of the acquisition date, the Company estimated future contingent consideration of $2.8 million based upon a Monte Carlo simulation that was risk adjusted based on the probability of achieving the milestones and a discount for lack of marketability, which was expensed to in-process research and development expenses during the third quarter of 2019. The Company remeasured the fair value of the contingent consideration as of September 30, 2020, and increased the liability from June 30, 2020 to $25.1 million primarily due to an increase in the share price during the nine months ended September 30, 2020 and an increase in the probability of milestone achievement. The change in the liability of $8.7 million and $22.3 million was expensed to research and development expense during the three and nine months ended September 30, 2020, respectively.

The future contingent payments related to the Sales Milestones are predominately cash-based payments accounted for under FASB Accounting Standards Codification Topic 450, Contingencies. Accordingly, the Company will recognize the Sales Milestones when the contingency is resolved and the amount is paid or payable.

9. Other Long-Term Liabilities

The Company’s other long-term liabilities are summarized as follows:

	September 30, 2020	December 31, 2019
Lease obligation, long-term portion (see Note 5)	$1,560,500	$1,484,679
Conditional economic incentive grants	250,000	250,000
Other	115,269	130,196
Total other long-term liabilities	$1,925,769	$1,864,875

10. Common Stock

Public Offering

On July 16, 2020, the Company offered and sold (i) 3,369,564 shares of common stock, at a price to the public of $23.00 per share, and (ii) pre-funded warrants of the Company to purchase 1,630,436 shares of common stock at an exercise price equal to $0.0001 per share (the “Pre-Funded Warrants”), at a price to the public of $22.9999 per share of common stock underlying the Pre-Funded Warrants (equal to the public offering price per share of Common Stock, minus the exercise price of each Pre-Funded Warrant). The Pre-Funded Warrants are exercisable at any time, provided that each Pre-Funded Warrant holder will be prohibited from exercising such Pre-Funded Warrants into shares of the Company’s common stock if, as a result of such exercise, the holder, together with its affiliates, would own more than 4.99% of the total number of shares of the Company’s common stock then issued and outstanding, which percentage may change at the holders’ election to any other number less than or equal to 19.99% upon 61 days’ notice to the Company. The gross proceeds of this offering were approximately $132.2 million, which includes the exercise in full of the underwriters’ option to purchase an additional 750,000 shares of common stock, before deducting underwriting discounts and commissions and offering expenses during the third quarter of 2020. The net proceeds of this offering were approximately $124.0 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

The Company has assessed the Pre-Funded Warrants for appropriate equity or liability classification and determined that the Pre-Funded Warrants are freestanding instruments that do not meet the definition of a liability pursuant to ASC 480 and do not meet the definition of a derivative pursuant to FASB Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”). The Pre-Funded Warrants are indexed to the Company’s common stock and meet all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the Pre-Funded Warrants are classified as equity and are accounted for as a component of additional paid-in capital at the time of issuance.

During the nine months ended September 30, 2020, no Pre-Funded Warrants were exercised.

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

As of September 30, 2020, the Company has sold 3,213,009 shares of Common Stock under the Agreement resulting in $25.6 million in net proceeds, with $23.4 million remaining available to be sold under the amended Agreement. As of September 30, 2020, the Company recorded approximately $0.3 million of offering costs which offset the proceeds received from the shares sold through September 30, 2020 and recognized approximately $0.2 million of deferred offering costs which will offset future proceeds received under the Agreement.

11. Warrants

A summary of warrant activity during the nine months ended September 30, 2020 is as follows:

Warrants outstanding, December 31, 2019	10,384,706
Issuances	1,631,794
Exercises	(10,238,889)
Warrants outstanding, September 30, 2020	1,777,611

During the nine months ended September 30, 2020, the Company received net proceeds of $41.0 million from warrant exercises.

For warrants classified as a liability, the following is a summary of the periodic changes in their fair value during the nine months ended September 30, 2020:

Balance, December 31, 2019	$10,000
Changes in fair value	—
Balance, September 30, 2020	$10,000

12. Stock-Based Compensation

Stock Options

The Company’s stock option awards generally vest over four years and typically have a contractual life of ten years. At September 30, 2020, there was $3.1 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.55 years. During the nine months ended September 30, 2020, the Company granted 698,000 stock options with a weighted average exercise price of $4.64 and per share weighted average grant date fair value of 3.69.

Information related to stock options outstanding at September 30, 2020 is as follows:

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding	1,622,248	$4.52	5.90	$15,235,853
Exercisable	458,609	$5.69	5.74	$4,537,424
Unvested	1,163,639	$4.06	5.96	$10,698,428

Restricted Stock

At September 30, 2020, the Company had unvested restricted stock of 174,908 shares with total unrecognized compensation expense of $0.6 million, which the Company expects to recognize over a weighted average period of approximately 2.17 years. During the nine months ended September 30, 2020, the Company released 60,758 shares of common stock from restriction as a result of the vesting of restricted stock.

During the third quarter of 2020, the Company granted 15,000 shares of restricted stock units which vest over four years. At September 30, 2020, the Company had unvested restricted stock units of 15,000 shares with total unrecognized compensation expense of $0.2 million, which the Company expects to recognize over a weighted average period of approximately 3.99 years.

2019 Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), employees purchased 53,852 shares for $0.1 million during the three months ended September 30, 2020. During the three and nine months ended September 30, 2020, the Company recognized compensation expense of $87,092 and $122,177, respectively.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the unaudited consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019 as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$143,844	$71,662	$250,783	$240,345
General and administrative	1,176,245	216,113	1,614,737	744,915
Total	$1,320,089	$287,775	$1,865,520	$985,260

13. U.S. Government Contracts and Grants

In June 2020, the Company was awarded $4.7 million from the U.S. Army Medical Research & Development Command (“USAMRDC”) to fund our Phase 1/2 clinical trial of T-COVID. The competitive award was granted by USAMRDC in collaboration with the Medical Technology Enterprise Consortium (“MTEC”), a 501(c)(3) biomedical technology consortium working in partnership with the Department of Defense (“DoD”). Under the contract, MTEC will pay the Company a firm fixed fee based upon the achievement of certain milestones for conduct and completion of a Phase 1/2 study and research and development work on the replication-deficient adenovirus 5 (“RD-Ad5”) vector vaccine platform. For the three and nine months ended September 30, 2020, the Company has recognized $2.3 million of grant revenue under the contract.

14. Income Taxes

In response to global pandemic associated with COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act provided both stimulus measures and a number of tax provisions, including: temporary changes regarding the utilization and carry back of net operating losses, temporary changes to the prior and future limitations on interest deductions, technical corrections from prior tax legislation for tax depreciation of qualified improvement property, and certain refundable employee retention credits. The CARES Act enables the Company to file a refund claim to reflect a refund of its 2016 tax liability by carrying back its 2018, 2019 and 2020 losses to fully offset this liability. The refund claim attributable to the 2018 and 2019 tax years has been recorded as a discrete item in the income tax benefit for the nine months ended September 30, 2020 of $3.9 million related to the U.S. Federal and Maryland state benefit and represents a partial refund of the Company’s 2016 tax liability. In addition, the Company is currently estimating it will be able to carry back a portion of its current and forecasted 2020 net operating losses as of the end of the year and has included an estimate in its annual effective tax rate calculation as of September 30, 2020, which resulted in an additional income tax benefit of $0.5 million and $1.4 million recorded during the three and nine months ended September 30, 2020, respectively.

Accordingly, the Company has recognized a total tax benefit of $5.3 million for the nine months ended September 30, 2020.

15. Net Loss Per Share

Because the Company has reported a net loss attributable to common stockholders for all periods presented, basic and diluted net loss per share attributable to common stockholders are the same for all periods presented.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average numbers of shares of common stock outstanding for the period. Basic shares outstanding includes the weighted average effect of the Company’s outstanding pre-funded warrants, the exercise of which requires little or no consideration for the delivery of shares of common stock.

Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. As such, all unvested restricted stock, common stock warrants, and stock options have been excluded from the computation of diluted weighted average shares outstanding because such securities would have an anti-dilutive impact for all periods presented.

Potential common shares issuable upon conversion, vesting or exercise of unvested restricted stock, common stock warrants, and stock options that are excluded from the computation of diluted weighted-average shares outstanding, as they are anti-dilutive, are as follows:

	For the Three and Nine Months Ended	For the Three and Nine Months Ended
	September 30, 2020	September 30, 2019
Common stock warrants	147,175	10,384,706
Common stock options	1,627,394	976,861
Restricted stock	189,908	323,191

16. Commitments and Contingencies

Spitfire Acquisition

As disclosed in Note 8, the Company is obligated to make payments of up to $80.0 million upon the achievement of specified worldwide net sales of all products developed using the technology acquired from Spitfire Pharma Inc. within ten years following the approval of a new drug application filed with the FDA.

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

Pursuant to the Amendment, the Company agreed to pay certain additional development-based milestone payments through approval of licensed products by the FDA for the treatment or prevention of COVID-19, up to an aggregate amount of $1.2 million. The Company also agreed to pay royalty payments as a percentage of net sales of products to a royalty stacking reduction and minimum annual royalty payments, until the expiration of the term of the License Agreement, as amended. As of September 30, 2020, payments made under the License Agreement were de minimis.

Litigation

In December 2019, a complaint was filed by Dr. De-Chu Christopher Tang (“Plaintiff”) against the Company in United States District Court for the Eastern District of Texas. The Plaintiff amended the complaint in February 2020 to include Vipin K. Garg and David J. Drutz as defendants, in addition to the Company (Dr. Garg, Dr. Drutz, and the Company are collectively referred to as “Defendants”). In March 2020 the Defendants filed a motion to dismiss the complaint. The Court denied the motion without prejudice and allowed Plaintiff an opportunity to file an amended complaint. Plaintiff’s second amended complaint was filed on April 17, 2020, and Defendants filed a motion to dismiss that complaint on May 1, 2020. A hearing on Defendants’ motion to dismiss was held on May 20, 2020, and the motion is currently pending. Plaintiff, who is representing himself, alleges five causes of action as follows: (1) Defendants’ alleged retention of Plaintiff’s lab notebooks after the termination of his employment in 2012; (2) alleged plagiarism based on publishing an article without naming Plaintiff as an author; (3) use of the Adhigh System, which Plaintiff alleges he developed; (4) allegations that Defendants manipulated the Company’s stock and caused a decrease in value; and (5) allegations that the Defendants “wast[ed] government grant money and poison[ed] science by leaving data to rot.” On September 30, 2020, Plaintiff filed a motion titled “Motion to Proscribe Defendants’ Allegedly Illegal Use of Plaintiff’s AdHigh System in Altimmune’s Human Clinical Trials,” to which Defendants filed an opposition on October 13, 2020. The court has not yet ruled on that motion, which also remains pending. The Company believes the allegations in the complaint are without merit and intends to vigorously defend the litigation. However, the outcome of this legal proceeding is uncertain at this time and the Company cannot reasonably estimate a range of loss, if any. Accordingly, the Company has not accrued any liability associated with this action. The Company is a party in various other contractual disputes, litigation, and potential claims arising in the ordinary course of business none of which are currently reasonably possible or probable of material loss.

17. Subsequent Events

Contingent Consideration

On November 3, 2020, the Company received acknowledgement from the Australian Government Department of Health on the Company’s submitted clinical trial notification which triggers the IND Milestone payment. See Note 8 for further details.

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

Impact of COVID-19

      We are closely monitoring how the spread of COVID-19 is affecting our employees, business, preclinical studies and clinical trials. In response to the COVID-19 pandemic, we have closed our executive offices with certain employees continuing their work outside of our offices and travel for all employees has been restricted. Essential laboratory staff continue to work onsite with enhanced safety measures. We are continuing our regular interactions with the FDA and other regulatory agencies and based on current information, we do not anticipate COVID-19 to materially affect our regulatory timelines for NasoShield, T-COVID, AdCOVID and ALT-801. We expect the pandemic to have some near-term impact on the initiation of our HepTcell Phase 2 trial and, accordingly, we will delay the initiation of this trial. We expect we will be able to provide an update on timing for initiating the study towards the end of 2020.

      Although operations have not been materially affected by the COVID-19 pandemic as of and for the three and nine months ended September 30, 2020, at this time, however, there is significant uncertainty relating to the trajectory of the pandemic and the impact of related responses, and disruptions caused by the COVID-19 pandemic may result in difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing trials and the incurrence of unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. In addition, a recurrence or “second wave” of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We continue to monitor developments as we deal with the disruptions and uncertainties relating to the COVID-19 pandemic. See “Risk Factors— Our business, results of operations and financial condition may be adversely affected by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the ongoing coronavirus disease (COVID-19) pandemic.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

U.S. Government Contracts and Grants

       In June 2020, we were awarded $4.7 million from the U.S. Army Medical Research & Development Command (“USAMRDC”) to fund our Phase 1/2 clinical trial of T-COVID. The competitive award was granted by USAMRDC in collaboration with the Medical Technology Enterprise Consortium (“MTEC”), a 501(c)(3) biomedical technology consortium working in partnership with the Department of Defense (“DoD”). Under the contract, MTEC pays us a firm fixed fee based upon the achievement of certain milestones for conduct and completion of a

Phase 1/2 study and research and development work on the replication-deficient adenovirus 5 (“RD-Ad5”) vector vaccine platform. For the three and nine months ended September 30, 2020, we have recognized approximately $2.3 million of grant revenue under the contract.

In July 2016, we signed a five-year contract with Biomedical Advanced Research and Development Authority (“BARDA”). The contract, as amended, has a total value of up to $133.7 million and is used to fund clinical development of NasoShield. Under the contract, BARDA pays us a fixed fee and reimburses certain costs for the research and development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine through cGMP manufacture and conduct of a Phase 1 clinical trial dose ranging assessment of safety and immunogenicity. The contract consists of an initial base performance period providing approximately $27.8 million in funding for the period July 2016 through December 2020. BARDA has seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical trials. Each option, if exercised by BARDA, would provide additional funding ranging from approximately $1.1 million to $34.4 million for a three-year period beginning January 2021. For the three and nine months ended September 30, 2020, we have recognized approximately $0.6 million and $2.7 million, respectively, of grant revenue under the current BARDA contract.

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

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,
	2020	2019	Increase (Decrease)
Revenue	$2,937,991	$643,978	$2,294,013	356%
Operating expenses:
Research and development	17,041,975	8,729,697	8,312,278	95
General and administrative	4,220,238	2,187,661	2,032,577	93
Impairment charges	—	1,000,000	(1,000,000)	(100)
Total operating expenses	21,262,213	11,917,358	9,344,855	78
Loss from operations	(18,324,222)	(11,273,380)	(7,050,842)	(63)
Other income (expense):
Changes in fair value of warrant liability	—	76,000	(76,000)	100
Interest expense	(2,275)	(756)	(1,519)	(201)
Interest income	45,127	224,058	(178,931)	(80)
Other income (expenses), net	29,218	(23,734)	52,952	223
Total other income, net	72,070	275,568	(203,498)	(74)
Net loss before income tax benefit	(18,252,152)	(10,997,812)	(7,254,340)	(66)
Income tax benefit	482,017	58,500	423,517	724
Net loss	$(17,770,135)	$(10,939,312)	$(6,830,823)	(62)%

Comparison of the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30,
	2020	2019	Increase (Decrease)
Revenue	$5,872,321	$5,225,600	$646,721	12%
Operating expenses
Research and development	40,823,756	14,892,464	25,931,292	174
General and administrative	9,097,511	6,485,960	2,611,551	40
Impairment charges	—	1,000,000	(1,000,000)	(100)
Total operating expenses	49,921,267	22,378,424	27,542,843	123
Loss from operations	(44,048,946)	(17,152,824)	(26,896,122)	(157)
Other income (expense):
Changes in fair value of warrant liability	—	30,000	(30,000)	100
Interest expense	(7,468)	(2,244)	(5,224)	(233)
Interest income	278,154	649,268	(371,114)	(57)
Other income (expenses), net	48,882	(6,206)	55,088	(888)
Total other income, net	319,568	670,818	(351,250)	(52)
Net loss before income tax benefit	(43,729,378)	(16,482,006)	(27,247,372)	(165)
Income tax benefit	5,306,678	58,500	5,248,178	8,971
Net loss	$(38,422,700)	$(16,423,506)	$(21,999,194)	(134)%

Revenue

Revenue consists primarily of research grants in the United States from MTEC for our T-COVID product candidate, BARDA, and in 2019, the National Institute of Allergy and Infectious Diseases (“NIAID”) for our anthrax vaccine product candidates. These grants consist of firm fixed fee contracts based on milestones and cost reimbursement contracts, with a fixed fee based on either costs or milestones.

Revenue increased by $2.3 million, or 356%, for the three months ended September 30, 2020 as compared to the same period in 2019. The increase was primarily the result of:

•	an increase of $2.3 million in MTEC revenue attributable to a clinical trial and development work on the T-COVID program;
•	an increase of $0.3 million in BARDA revenue due to timing of clinical trials and development activities on the NasoShield program; and
•	a decrease of $0.3 million in grant revenue related to the France BPI note during 2019.

Revenue increased by $0.6 million, or 12%, for the nine months ended September 30, 2020 as compared to the same period in 2019. The increase was primarily the result of:

•	an increase of $2.3 million in MTEC revenue attributable to a clinical trial and development work on the T-COVID program;
•

an increase of $0.6 million in BARDA revenue attributable to a final payment under the Company’s previous NasoShield contract representing a reconciliation of the actual indirect rates compared to billed indirect rates;

•	a decrease of $2.1 million in BARDA revenue due to timing of clinical trials and development activities on the NasoShield program; and
•	a decrease of $0.2 million in other revenue.

Research and development expenses

Research and development operating expense increased by $8.3 million, or 95%, for the three months ended September 30, 2020 as compared to the same period in 2019. The increase was primarily the result of:

•	an increase of $4.4 million due to development activities for the COVID-19 programs, which include AdCOVID and T-COVID;
•	an increase of $1.5 million due to an increase in the contingent consideration liability that is partially offset by costs incurred in July 2019 with respect to the acquisition of ALT-801;
•	an increase of $1.2 million due to development activities for ALT-801 which was acquired in July 2019; and
•	an increase of $1.2 million in pre-clinical and clinical projects and non-project specific research and development costs including employee compensation and facility costs.

Research and development operating expense increased by $25.9 million, or 174%, for the nine months ended September 30, 2020 as compared to the same period in 2019. The increase was primarily the result of:

•	an increase of $14.6 million due to an increase in the contingent consideration liability that is partially offset by costs incurred in July 2019 with respect to the acquisition of ALT-801;
•	an increase of $5.5 million due to development activities for ALT-801 which was acquired in July 2019;

•	an increase of $5.4 million due to development activities for the COVID-19 programs, which include AdCOVID and T-COVID;
•	an increase of $1.9 million in pre-clinical projects and non-project specific research and development costs including employee compensation and facility costs; and
•	a decrease of $1.5 million due to timing of a clinical trial and development activities for NasoShield.

General and administrative expenses

General and administrative expense increased by $2.0 million, or 93%, for the three months ended September 30, 2020 and by $2.6 million, or 40%, for the nine months ended September 30, 2020, as compared to the same periods in 2019 due primarily to an increase in stock compensation expense, legal, professional and labor related costs.

Impairment charges

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

Total other income, net

Total other income, net decreased $0.2 million during the three months ended September 30, 2020 and decreased by $0.4 million during the nine months ended September 30, 2020 as compared to the same period in 2019. The decreases are primarily due to changes in interest income.

Income tax benefit

Income tax benefit increased by $0.4 million and $5.2 million during the three and nine months ended September 30, 2020, as compared to the same period in 2019. The increase is due to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 which made temporary changes regarding the utilization and carry back of net operating losses. As of September 30, 2020, the Company intends to file a refund claim for a discrete item of $3.9 million with the U.S. Federal and Maryland tax authorities, reflecting a partial refund of its 2016 tax liability by carrying back its 2018 and 2019 losses not previously claimed. In addition, the Company is currently estimating it will be able to carry back a portion of its forecasted 2020 net operating losses, which resulted in an additional income tax benefit of $0.5 million and $1.4 million recorded during the three and nine months ended September 30, 2020, respectively.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the nine months ended September 30, 2020 were from equity activity, maturities of short-term investments and cash receipts of revenue from our BARDA and MTEC contracts. Our cash, cash equivalents, and short-term investments were $206.8 million at September 30, 2020. We believe, based on the operating cash requirements and capital expenditures expected for 2020 and 2021, our cash on hand at September 30, 2020, short-term investments, revenue from our government sponsored contracts and tax refunds, are sufficient to fund operations for at least a twelve-month period from the issuance date of our September 30, 2020 financial statements.

We have not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales. Our sources of revenue have consisted of grant revenues under our arrangements with BARDA for the development of NasoShield, MTEC for a clinical trial and development work on T-COVID, and to a lesser degree from other licensing arrangements. We have incurred significant losses since we commenced operations. As of September 30, 2020, we had accumulated losses of $175.8 million since our inception. In addition, we have not generated positive cash flows from operations. We have had to rely on a variety of financing sources, including the issuance of debt and equity securities. As capital resources are consumed to fund our research and development activities, we may not have sufficient capital to fund our plan of operations. In order to address our capital needs, including our planned clinical trials, we have initiated the ATM Offering and the Public Offering and must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

In June 2020, we were awarded $4.7 million from the U.S. Army Medical Research & Development Command (“USAMRDC”) to fund our Phase 1/2 clinical trial of T-COVID. The competitive award was granted by USAMRDC in collaboration with the Medical Technology Enterprise Consortium (“MTEC”), a 501(c)(3) biomedical technology consortium working in partnership with the Department of Defense (“DoD”). Under the contract, MTEC pays us a firm fixed fee based upon the achievement of certain milestones for conduct and completion of a Phase 1/2 study and research and development work on the replication-deficient adenovirus 5 (“RD-Ad5”) vector vaccine platform. Through September 30, 2020, we have received in cash an aggregate of approximately $0.1 million under the contract.

In July 2016, we signed a five-year contract with BARDA. The contract, as amended, has a total value of up to $133.7 million and is used to fund clinical development of NasoShield. Under the contract, BARDA pays us a fixed fee and reimburses certain costs for the research and development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine through cGMP manufacture and conduct of a Phase 1 clinical trial dose ranging assessment of safety and immunogenicity. The contract consists of an initial base performance period providing approximately $27.8 million in funding for the period July 2016 through December 2020. BARDA has seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical trials. Each option, if exercised by BARDA, would provide additional funding ranging from approximately $1.1 million to $34.4 million for a three-year period beginning January 2021. Through September 30, 2020, we have received in cash an aggregate of approximately $24.1 million under the current BARDA contract.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(21,023,255)	$(7,599,945)
Investing activities	(35,226,668)	(28,233,696)
Financing activities	190,782,503	12,487,168
Net increase and decrease in cash and cash equivalents and restricted cash	$134,532,580	$(23,346,473)

Operating Activities

Net cash used in operating activities was $21.0 million for the nine months ended September 30, 2020 compared to $7.6 million during the nine months ended September 30, 2019. Our sources of cash provided by operations during the nine months ended September 30, 2020 were primarily cash receipts of revenue generated by our BARDA contract. The primary uses of cash from our operating activities include payments for labor and labor-related costs, professional fees, research and development costs associated with our clinical trials, and other general corporate expenditures. The increase in cash used in operations of $13.4 million year over year is due to an increase in net loss as adjusted for non-cash items of $6.4 million and changes in working capital accounts of $7.0 million, primarily due to recording of the income tax benefit receivable.

Investing Activities

Net cash used by investing activities was $35.2 million for the nine months ended September 30, 2020 compared to $28.2 million during the nine months ended September 30, 2019. The net cash used by investing activities during 2020 was primarily due to purchases and maturities of short-term investments. The net cash used in investing activities in 2019 was primarily due to purchases of short-term investments.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2020 was $190.8 million compared to $12.5 million for the nine months ended September 30, 2019. The net cash provided by financing activities during the nine months ended September 30, 2020 was primarily the result of the receipt of $124.0 million in proceeds from a public offering (as discussed below), $41.0 million in proceeds from the exercise of warrants and $25.6 million in proceeds from the issuance of common stock from our at-the-market offering program. The net cash provided by financing activities during the nine months ended September 30, 2019 was primarily the result of the receipt of $12.7 million in proceeds from a registered direct offering of units that consisted of common stock and warrants.

Financing

Public Offering

      On July 16, 2020, we offered and sold (i) 3,369,564 shares of our common stock, at a price to the public of $23.00 per share, and (ii) pre-funded warrants to purchase 1,630,436 shares of our common stock at an exercise price equal to $0.0001 per share (the “Pre-Funded Warrants”), at a price to the public of $22.9999 per share of common stock underlying the Pre-Funded Warrants (equal to the public offering price per share of Common Stock, minus the exercise price of each Pre-Funded Warrant). The Pre-Funded Warrants are exercisable at any time, provided that each Pre-Funded Warrant holder will be prohibited from exercising such Pre-Funded Warrants into shares of our common stock if, as a result of such exercise, the holder, together with its affiliates, would own more than 4.99% of the total number of shares of our common stock then issued and outstanding, which percentage may change at the holders’ election to any other number less than or equal to 19.99% upon 61 days’ notice to us. The gross proceeds of this offering were approximately $132.2 million, which includes the exercise in full of the underwriters’ option to purchase an additional 750,000 shares of common stock, before deducting underwriting discounts and commissions and offering expenses during the third quarter of 2020. The net proceeds of this offering were approximately $124.0 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

At-the-Market Offering

      On March 27, 2020, we entered into an Equity Distribution Agreement (the “Agreement”) with JMP Securities LLC, serving as placement agent (the “Placement Agent”) with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $50.0 million (the “Shares”) through the Placement Agent (the “Offering”). We offered Shares having an aggregate offering price of $18.9 million pursuant to the prospectus supplement filed with the SEC on March 27, 2020. On June 1, 2020, we filed an amendment to the Agreement which amended the prospectus supplement dated March 27, 2020 to increase the aggregate offering price to $50.0 million. As of September 30, 2020, we sold 3,213,009 shares of Common Stock under the Agreement resulting in $25.6 million in net proceeds, with $23.4 million remaining available to be sold under the amended Agreement.

Current Resources

We have financed our operations to date principally through our equity offerings and proceeds from issuances of our preferred stock, common stock, and warrants. At September 30, 2020, we had $143.5 million of cash, cash equivalents and restricted cash and $63.3 million of short-term investments. Accordingly, management believes that the Company has sufficient capital to fund its plan of operations for at least a twelve-month period from the issuance date of our September 30, 2020 financial statements. However, in order to address our capital needs in the long-term, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In December 2019, a complaint was filed by Dr. De-Chu Christopher Tang (“Plaintiff”) against us in the United States District Court for the Eastern District of Texas. See Note 16 to the consolidated financial statements appearing in Item 1 of this report for further details.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” in our 2019 Annual Report on Form 10-K filed with the SEC on March 27, 2020 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, filed with the SEC on May 13, 2020 and August 11, 2020, respectively, as they could materially affect our business, financial condition or future results of operations. The risks described in our 2019 Annual Report on Form 10-K filed with the SEC on March 27, 2020 and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, filed with the SEC on May 13, 2020 and August 11, 2020, respectively, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. The following information updates, and should be read in conjunction with, the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our 2019 Annual Report on Form 10-K filed with the SEC on March 27, 2020 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, filed with the SEC on May 13, 2020 and August 11, 2020, respectively. Except as set forth below, there have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our 2019 Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q.

Risks Related to COVID-19

Our pursuit of potential therapeutic and prophylactic treatments for COVID-19 is at an early stage and subject to many risks. We may be unable to receive approval for any of our COVID-19 product candidates a timely manner, if at all, and our COVID-19 product candidates may never be approved.

The U.S. Food and Drug Administration recently cleared our Investigational New Drug, or IND, application to proceed with a clinical trial of T-COVID, our investigational agent for the treatment of early COVID-19 and we have not yet filed an IND for AdCOVID, our intranasal vaccine candidate for COVID-19. We have not yet initiated a clinical trial for AdCOVID and recently began enrollment for T-COVID. We may experience difficulties or delays in enrolling patients in clinical trials due to the impact of the global COVID-19 pandemic or other reasons. Many of the risks related to the development of these product candidates are beyond our control, including risks related to clinical development, the regulatory submission process, potential threats to our intellectual property rights and manufacturing delays or difficulties. We may be unable to produce an efficacious and/or approved product for the treatment of patients with early COVID-19 in a timely manner, if at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

In September 2020, the Company’s Board approved our non-employee director compensation policy, a copy of which is filed herewith as Exhibit 10.2.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description

10.1	Amendment No. 4 to the Second Restated License Agreement, by and among Altimmune, Inc. and Janssen Vaccines & Prevention B.V., dated as of July 28, 2020

10.2	Non-Employee Director Compensation Policy

31.1 †	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2 †	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1 †	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2 †	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ALTIMMUNE, INC.

Dated: November 9, 2020	By:	/s/ Vipin K. Garg
	Name:	Vipin K. Garg
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2020	By:	/s/ Will Brown
	Name:	Will Brown
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)