Form 10-Q
period 2021-03-31
Altimmune, Inc.
filed 2021-05-17
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 14, 2021 there were 38,396,843 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

ALTIMMUNE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALTIMMUNE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$149,932,387	$115,917,807
Restricted cash	34,174	34,174
Total cash, cash equivalents and restricted cash	149,966,561	115,951,981
Short-term investments	76,574,768	100,005,558
Accounts receivable	4,801,428	4,610,202
Tax refund receivable	7,898,067	7,762,793
Prepaid expenses and other current assets	5,950,999	1,926,675
Total current assets	245,191,823	230,257,209
Property and equipment, net	5,198,052	1,056,920
Right of use asset	866,336	903,825
Intangible assets, net	12,879,247	12,823,846
Other assets	115,300	73,413
Total assets	$264,250,758	$245,115,213
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$418,243	$612,293
Accrued expenses and other current liabilities	9,405,649	11,408,154
Total current liabilities	9,823,892	12,020,447
Contingent consideration	6,270,000	5,390,000
Other long-term liabilities	1,719,438	1,828,443
Total liabilities	17,813,330	19,238,890
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 38,257,180 and 37,142,946 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	3,810	3,697
Additional paid-in capital	462,417,706	417,337,742
Accumulated deficit	(210,944,707)	(186,420,599)
Accumulated other comprehensive loss, net	(5,039,381)	(5,044,517)
Total stockholders’ equity	246,437,428	225,876,323
Total liabilities and stockholders’ equity	$264,250,758	$245,115,213

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenues	$837,516	$2,212,694
Operating expenses:
Research and development	11,877,900	7,187,531
General and administrative	3,821,420	2,331,917
Total operating expenses	15,699,320	9,519,448
Loss from operations	(14,861,804)	(7,306,754)
Other income (expense):
Interest expense	(11,671)	(1,885)
Interest income	42,499	151,569
Other (expense) income, net	(33,132)	25,542
Total other (expense) income, net	(2,304)	175,226
Net loss before income tax benefit	(14,864,108)	(7,131,528)
Income tax benefit	—	3,245,879
Net loss	(14,864,108)	(3,885,649)
Other comprehensive income (loss) – unrealized gain (loss) on investments	5,136	(32,435)
Comprehensive loss	$(14,858,972)	$(3,918,084)
Net loss per share, basic and diluted	$(0.38)	$(0.26)
Weighted-average common shares outstanding, basic and diluted	38,914,990	15,110,585

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2020	37,142,946	$3,697	$417,337,742	$(186,420,599)	$(5,044,517)	$225,876,323
Stock-based compensation	—	—	1,218,351	—	—	1,218,351
Vesting of restricted stock awards including withholding, net	(6,349)	1	(92,507)	—	—	(92,506)
Issuance of common stock from Employee Stock Purchase Plan	8,733	1	106,000	—	—	106,001
Retirement of common stock in exchange for common stock warrant	(1,000,000)	(100)	(7,539,900)	(9,660,000)	—	(17,200,000)
Issuance of common stock warrant in exchange for retirement of common stock	—	—	17,200,000	—	—	17,200,000
Issuance of common stock in at the market offering, net	2,110,800	211	34,178,020	—	—	34,178,231
Issuance of common stock upon cashless exercise of warrants	1,050	—	10,000	—	—	10,000
Unrealized income on short-term investments	—	—	—	—	5,136	5,136
Net loss	—	—	—	(14,864,108)	—	(14,864,108)
Balance at March 31, 2021	38,257,180	$3,810	$462,417,706	$(210,944,707)	$(5,039,381)	$246,437,428

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2019	15,312,167	$1,508	$187,914,916	$(137,376,122)	$(5,020,156)	$45,520,146
Stock-based compensation	—	—	214,921	—	—	214,921
Vesting of restricted stock awards including withholding, net	(5,974)	1	(17,080)	—	—	(17,079)
Issuance of common stock from Employee Stock Purchase Plan	38,809	3	56,736	—	—	56,739
Issuance of common stock upon exercise of warrants	14,500	2	39,972	—	—	39,974
Unrealized loss on short-term investments	—	—	—	—	(32,435)	(32,435)
Net loss	—	—	—	(3,885,649)	—	(3,885,649)
Balance at March 31, 2020	15,359,502	$1,514	$188,209,465	$(141,261,771)	$(5,052,591)	$41,896,617

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,864,108)	$(3,885,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration liability	880,000	1,750,000
Stock-based compensation expense	1,218,351	214,921
Depreciation and amortization	74,298	73,356
Unrealized losses on foreign currency exchange	33,376	24,939
Changes in operating assets and liabilities:
Accounts receivable	(191,226)	(973,557)
Prepaid expenses and other current assets	(4,200,624)	(214,893)
Accounts payable	(194,050)	911,397
Accrued expenses and other liabilities	(2,189,903)	1,112,718
Tax refund receivable	(135,274)	(3,360,633)
Net cash used in operating activities	(19,569,160)	(4,347,401)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	30,912,000	13,700,000
Purchases of short-term investments	(7,476,074)	(7,099,263)
Purchases of property and equipment, net	(4,208,790)	(18,131)
Cash paid for internally developed patents	(62,041)	(19,390)
Net cash provided by investing activities	19,165,095	6,563,216
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	134,413	—
Proceeds from exercises of warrants	—	39,974
Proceeds from issuance of common stock in at the market offering, net	34,178,231	—
Proceeds from issuance of common stock from Employee Stock Purchase Plan	106,001	56,739
Net cash provided by financing activities	34,418,645	96,713
Net increase in cash and cash equivalents and restricted cash	34,014,580	2,312,528
Cash, cash equivalents and restricted cash at beginning of period	115,951,981	8,996,860
Cash, cash equivalents and restricted cash at end of period	$149,966,561	$11,309,388

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Fair value of common stock retired in exchange for issuance of common stock warrant	$17,200,000	$—

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

The Company is focused on developing intranasal vaccines, immune modulating therapies, and treatments for liver disease. The Company’s diverse pipeline includes proprietary intranasal vaccines for COVID-19 (AdCOVID), anthrax (NasoShield) and influenza (NasoVAX); an intranasal immune modulating therapeutic for COVID-19 (T-COVID); and next generation peptide therapeutics for NASH (ALT-801) and chronic hepatitis B (HepTcell). Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital, and has financed its operations through the issuance of common and preferred stock, long-term debt, and proceeds from research grants and government contracts. The Company has not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales.

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 included in the Annual Report on Form 10-K which was filed with the SEC on February 25, 2021. In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on the same basis as the audited consolidated financial statements, and these consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2021 or any future years or periods.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should we be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2021, there have been no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC, except for the recently adopted accounting standard for income taxes.

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, financial condition, and results of operations is highly uncertain and subject to change. The Company considered the potential impact of the COVID-19 pandemic on the Company’s estimates and assumptions and determined that there was not a material impact to the Company’s unaudited consolidated financial statements as of and for the three months ended March 31, 2021. However, actual results could differ from those estimates and there may be changes to the Company’s estimates in future periods.

Recently Issued Accounting Pronouncements - Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”). ASU 2019-12 amends the approaches and methodologies in accounting for income taxes during interim periods and makes changes to certain income tax classifications. The new standard allows exceptions to the use of the incremental approach for intra-period tax allocation, when there is a loss from continuing operations and income or a gain from other items, and to the general methodology for calculating income taxes in an interim period, when a year-to-date loss exceeds the anticipated loss for the year. The standard also requires franchise or similar taxes partially based on income to be reported as income tax and the effects of enacted changes in tax laws or rates to be included in the annual effective tax rate computation from the date of enactment. Lastly, in any future acquisition, the Company would be required to evaluate when the step-up in the tax basis of goodwill is part of the business combination and when it should be considered a separate transaction. The Company adopted the standard as of January 1, 2021 and has evaluated the effects of this standard and determined that the adoption did not have a material impact on the Company’s consolidated financial statements.

3. Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2021 consisted of the following:

	Fair Value Measurement at March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$13,962,902	$13,962,902	$—	$—
Short-term investments	76,574,768	—	76,574,768	—
Total	90,537,670	13,962,902	76,574,768	—
Liabilities:
Contingent consideration liability (see Note 8)	6,270,000	—	—	6,270,000
Total	$6,270,000	$—	$—	$6,270,000

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2020 consisted of the following:

	Fair Value Measurement at December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$90,389,473	$90,389,473	$—	$—
Short-term investments	100,005,558	—	100,005,558	—
Total	190,395,031	90,389,473	100,005,558	—
Liabilities:
Contingent consideration liability (see Note 8)	5,390,000	—	—	5,390,000
Warrant liability	10,000	—	—	10,000
Total	$5,400,000	$—	$—	$5,400,000

The warrant liability is included in Other long-term liabilities in the consolidated balance sheet at December 31, 2020. The warrant liability was valued using the Monte Carlo simulation valuation model with Level 3 inputs.

Short-term investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data (Level 2). The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value.

Short-term investments had quoted prices at March 31, 2021 as shown below:

	March 31, 2021
	Amortized Cost	Unrealized Gain (Loss)	Market Value
United States treasury securities	$16,029,965	$2,995	$16,032,960
Commercial paper and corporate debt securities	33,412,043	(1,935)	33,410,108
Asset backed securities	2,111,239	(278)	2,110,961
Certificate of deposit	25,020,739	—	25,020,739
Total	$76,573,986	$782	$76,574,768

Short-term investments had quoted prices at December 31, 2020 as shown below:

	December 31, 2020
	Amortized Cost	Unrealized Gain (Loss)	Market Value
United States treasury securities	$20,052,757	$1,843	$20,054,600
Commercial paper and corporate debt securities	47,521,344	(5,440)	47,515,904
Asset backed securities	7,414,619	(757)	7,413,862
Certificate of deposit	25,021,192	—	25,021,192
Total	$100,009,912	$(4,354)	$100,005,558

The fair value of contingent payments classified as a liability is based on the regulatory milestones described in Note 8 and estimated using the Monte Carlo simulation valuation model with Level 3 inputs.

The assumptions used to estimate the fair value of contingent payments that are classified as a liability at March 31, 2021 include the following significant unobservable inputs:

Unobservable input	Value or Range	Weighted Average
Expected volatility	117.4%	117.4%
Risk-free interest rate	0.09%	0.09%
Cost of capital	30%	30%
Discount for lack of marketability	16%-19%	18%
Probability of payment	63%	63%
Projected year of payment	2022	2022

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. There were no transfers into and out of any of the levels of the fair value hierarchy as of March 31, 2021 and December 31, 2020.

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. Assets recorded at fair value on a non-recurring basis, such as property and equipment and intangible assets are recognized at fair value when they are impaired. As of March 31, 2021 and December 31, 2020, the Company had no significant assets or liabilities that were measured at fair value on a non-recurring basis.

4. Property and Equipment, Net

	March 31, 2021	December 31, 2020
Furniture, fixtures and equipment	$185,878	$125,538
Laboratory equipment	1,041,752	959,585
Computers and telecommunications	250,516	220,316
Software	64,409	64,409
Leasehold improvements	1,415,608	1,285,883
Construction-in-progress	4,000,000	—
Property and equipment, at cost	6,958,163	2,655,731
Less: accumulated depreciation and amortization	(1,760,111)	(1,598,811)
Property and equipment, net	$5,198,052	$1,056,920

As of March 31, 2021, construction-in-progress primarily includes costs related to the procurement of long-lead equipment and build out of the suite associated with the Company's manufacturing collaboration with Lonza Houston, Inc. (“Lonza”) described in Note 16. Depreciation expense related to property and equipment was approximately $67,658 and $59,505, for the three months ended March 31, 2021 and 2020, respectively.

5. Intangible Assets

The Company’s intangible assets consisted of the following:

	March 31, 2021
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed patents	6-20 years	$946,828	$(486,548)	$460,280
Acquired licenses	16-20 years	285,000	(285,000)	—
Total intangible assets subject to amortization		1,231,828	(771,548)	460,280
IPR&D assets	Indefinite	12,418,967	—	12,418,967
Total		$13,650,795	$(771,548)	$12,879,247

	December 31, 2020
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed patents	6-10 years	$884,787	$(479,908)	$404,879
Acquired licenses	16-20 years	285,000	(285,000)	—
Total intangible assets subject to amortization		1,169,787	(764,908)	404,879
IPR&D assets	Indefinite	12,418,967	—	12,418,967
Total		$13,588,754	$(764,908)	$12,823,846

Amortization expense of intangible assets was $6,640 and $13,851 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the weighted average amortization period remaining for intangible assets was 12.3 years. Amortization expense was classified as research and development expenses in the accompanying unaudited consolidated statements of operations and comprehensive loss.

6. Operating Leases

The Company rents office and laboratory space in the United States. The Company also leases office equipment under a non-cancellable equipment lease through December 2022. Rent expense during the three months ended March 31, 2021 and 2020 under all of the Company’s operating leases was $130,138 and $87,599, respectively. Rent expense includes short-term leases and variable lease costs that are not included in the lease obligation.

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

The cash paid for operating lease liabilities for the three months ended March 31, 2021 and 2020 was $117,354 and $95,714, respectively.

Supplemental other information related to the operating leases balance sheet information was as follows:

	March 31, 2021	December 31, 2020
Operating lease obligations (see Note 7 and 9)	$1,739,559	$1,824,840
Operating lease right-of-use assets	$866,336	$903,825
Weighted-average remaining lease term (years)	4.1	4.3
Weighted-average discount rate	7.3%	7.3%

7. Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	March 31, 2021	December 31, 2020
Accrued professional services	$612,212	$1,350,194
Accrued payroll and employee benefits	1,182,658	2,351,599
Accrued interest	13,744	13,016
Accrued research and development	7,211,778	7,316,876
Lease obligation, current portion (see Note 6)	365,504	356,716
Deferred revenue	19,753	19,753
Total accrued expenses	$9,405,649	$11,408,154

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

The Company estimates the future contingent consideration for the Regulatory Milestones based upon a Monte Carlo simulation valuation model that is risk adjusted based on the probability of achieving the milestones and a discount for lack of marketability. The Company remeasures the fair value of the contingent consideration at each reporting period. During the fourth quarter of 2020, the Company achieved the IND Milestone and paid the obligation in shares according to the calculation above. Below is a summary of the contingent consideration activity:

	Three Months Ended March 31,
	2021	2020
Beginning balance	$5,390,000	$2,750,000
Change in fair value	880,000	1,750,000
Ending balance	$6,270,000	$4,500,000

As of March 31, 2021, the increase in fair value was primarily attributable to an increase in the closing share price of the Company’s common stock and in the probability of milestone achievement. As of March 31, 2020, the increase in fair value was primarily due to an increase in the probability of milestone achievement. Any changes in fair value have been recorded within research and development expense during the respective periods presented.

9. Other Long-Term Liabilities

The Company’s other long-term liabilities are summarized as follows:

	March 31, 2021	December 31, 2020
Lease obligation, long-term portion (see Note 6)	$1,374,055	$1,468,124
Conditional economic incentive grants	250,000	250,000
Other	95,383	110,319
Total other long-term liabilities	$1,719,438	$1,828,443

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

The Company has assessed the Pre-Funded Warrants for appropriate equity or liability classification and determined that the Pre-Funded Warrants are freestanding instruments that do not meet the definition of a liability pursuant to ASC 480 and do not meet the definition of a derivative pursuant to FASB Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”). The Pre-Funded Warrants are indexed to the Company’s common stock and meet all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the Pre-Funded Warrants are classified as equity and are accounted for as a component of additional paid-in capital at the time of issuance. As of March 31, 2021, no Pre-Funded Warrants were exercised.

At-the-Market Offerings

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “2021 Agreement”) with Piper Sandler & Co., Evercore Group L.L.C., and B. Riley Securities, Inc., serving as sales agents (the “Sales Agents”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $125.0 million (the “Shares”) through the Sale Agents (the “2021 Offering”). Any Shares offered and sold in the 2021 Offering will be issued pursuant to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”) on December 31, 2020, which was declared effective on January 11, 2021, the prospectus supplement relating to the 2021 Offering filed with the SEC on February 25, 2021 and any applicable additional prospectus supplements related to the 2021 Offering that form a part of the Registration Statement.

As of March 31, 2021, the Company has sold 2,110,800 shares of Common Stock under the 2021 Agreement resulting in approximately $34.2 million in net proceeds, with $89.7 million remaining available to be sold under the 2021 Agreement. As of March 31, 2021, the Company recorded approximately $0.1 million of offering costs which offset the proceeds received from the shares sold through March 31, 2021 and recognized approximately $0.1 million of deferred offering costs which will offset future proceeds received under the 2021 Agreement.

On March 27, 2020, the Company entered into an Equity Distribution Agreement (the “2020 Agreement”) with JMP Securities LLC, serving as placement agent (the “Placement Agent”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $50.0 million (the “Shares”) through the Placement Agent (the “2020 Offering”). Any Shares offered and sold in the 2020 Offering were issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on April 4, 2019, which was declared effective on April 12, 2019, the prospectus supplement relating to the 2020 Offering filed with the SEC on March 27, 2020 and any applicable additional prospectus supplements related to the 2020 Offering that form a part of the Registration Statement. The aggregate market value of Shares eligible for sale in the 2020 Offering and under the 2020 Agreement were subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. The Company offered Shares having an aggregate offering price of $18.9 million pursuant to the prospectus supplement filed with the SEC on March 27, 2020. On June 1, 2020, the Company filed an amendment to the 2020 Agreement which amended the prospectus supplement dated March 27, 2020 to increase the aggregate offering price to $50.0 million. No Shares were sold under the 2020 Agreement during the three months ended March 31, 2020. As of March 31, 2021, the 2020 Agreement was fully utilized and no Shares were sold under the 2020 Agreement during the three months ended March 31, 2021.

Exchange Agreement

On February 25, 2021, the Company entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.0001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.0001 per share. The Exchange Warrants do not expire and are exercisable at any time except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. In accordance with FASB Accounting Standards Codification Topic 505, Equity, the

Company recorded the retirement of the common stock exchanged as a reduction of common shares outstanding and a corresponding debit to additional paid-in-capital and accumulated deficit at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants are classified as equity in accordance with ASC 480 and the fair value of the Exchange Warrants was recorded as a credit to additional paid-in-capital is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. As of March 31, 2021, none of the Exchange Warrants have been exercised.

11. Warrants

A summary of warrant activity during the three months ended March 31, 2021 is as follows:

Warrants outstanding, December 31, 2020	1,777,611
Exchanges (see Note 10)	1,000,000
Exercises	(1,420)
Warrants outstanding, March 31, 2021	2,776,191

As of March 31, 2021, all of the common stock warrants that were previously classified as a liability were exercised in full.

12. Stock-Based Compensation

Stock Options

The Company’s stock option awards generally vest over four years and typically have a contractual life of ten years. At March 31, 2021, there was $10.1 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.9 years. During the three months ended March 31, 2021, the Company granted 669,000 stock options with a weighted average exercise price of $16.73 and per share weighted average grant date fair value of $13.76.

Information related to stock options outstanding at March 31, 2021 is as follows:

	Number of Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding	2,293,367	$8.11	6.0	$16,651,695
Exercisable	773,781	$5.35	5.8	$7,855,753
Unvested	1,519,586	$9.51	6.0	$8,795,942

Restricted Stock

At March 31, 2021, the Company had unvested restricted stock of 134,545 shares with total unrecognized compensation expense of $0.5 million, which the Company expects to recognize over a weighted average period of approximately 1.7 years. During the three months ended March 31, 2021, the Company released 20,181 shares of common stock from restriction as a result of the vesting of restricted stock.

In February 2021, the Company granted 181,279 shares of restricted stock units which vest over four years. At March 31, 2021, the Company had unvested restricted stock units of 196,279 shares with total unrecognized compensation expense of $2.8 million, which the Company expects to recognize over a weighted average period of approximately 3.8 years.

2019 Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 8,733 shares for $0.1 million during the three months ended March 31, 2021. During the three months ended March 31, 2021, the Company recognized compensation expense of $0.1 million.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the unaudited consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020 as follows:

	For the Three Months Ended March 31,
	2021	2020
Research and development	$321,338	$29,000
General and administrative	897,013	185,921
Total	$1,218,351	$214,921

13. U.S. Government Contracts and Grants

In June 2020, the Company was awarded $4.7 million from the U.S. Army Medical Research & Development Command (“USAMRDC”) to fund our Phase 1/2 clinical trial of T-COVID. The competitive award was granted by USAMRDC in collaboration with the Medical Technology Enterprise Consortium (“MTEC”), a 501(c)(3) biomedical technology consortium working in partnership with the Department of Defense (“DoD”). Under the contract, MTEC will pay the Company a firm fixed fee based upon the achievement of certain milestones for conduct and completion of a Phase 1/2 study and research and development work on the replication-deficient adenovirus 5 (“RD-Ad5”) vector vaccine platform. For the three months ended March 31, 2021, the Company has recognized approximately $0.5 million of grant revenue under the contract.

In July 2016, the Company signed a five-year contract with BARDA. The contract, as amended, has a total value of up to $133.7 million and is used to fund clinical development of NasoShield. Under the contract, BARDA pays the Company a fixed fee and reimburses certain costs for the research and development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine through cGMP manufacture and conduct of a Phase 1 clinical trial dose ranging assessment of safety and immunogenicity. The contract consists of an initial base performance period providing approximately $27.8 million in funding for the period July 2016 through June 2021. BARDA has seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical studies. Each option, if exercised by BARDA, would provide additional funding ranging from approximately $1.1 million to $34.4 million for a three-year period beginning in 2021. For the three months ended March 31, 2021 and 2020, the Company has recognized approximately $0.2 million and $1.6 million, respectively, of grant revenue under the current BARDA contract.

14. Income Taxes

Due to a full valuation allowance, the Company did not record an income tax benefit for the three months ended March 31, 2021.

With respect to the prior year, on March 27, 2020, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act provided both stimulus measures and a number of tax provisions, including: temporary changes regarding the utilization and carry back of net operating losses, temporary changes to the prior and future limitations on interest deductions, technical corrections from prior tax legislation for tax depreciation of qualified improvement property, and certain refundable employee retention credits. As of March 31, 2020, the Company recognized a tax benefit of $3.2 million related to the carry back of losses back to obtain a refund of its 2016 tax liability.

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

Potential common shares issuable upon conversion, vesting or exercise of unvested restricted stock, common stock warrants, and stock options that are excluded from the computation of diluted weighted-average shares outstanding, as they are anti-dilutive, are as follows:

	For the Three Months Ended March 31,
	2021	2020
Common stock warrants	145,755	10,370,206
Common stock options	2,307,264	1,423,612
Restricted stock	330,824	215,413

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

Pursuant to the Amendment, the Company agreed to pay certain additional development-based milestone payments through approval of licensed products by the FDA for the treatment or prevention of COVID-19, up to an aggregate amount of $1.2 million. The Company also agreed to pay royalty payments as a percentage of net sales of products to a royalty stacking reduction and minimum annual royalty payments, until the expiration of the term of the License Agreement, as amended. As of March 31, 2021, no payments were made under the License Agreement.

Lonza Manufacturing Agreement

In March 2021, the Company expanded its manufacturing collaboration with Lonza in connection with the Manufacturing Agreement entered into in November 2020 for the manufacture of AdCOVID. Under the expanded agreement, the Company has committed approximately $23.0 million to Lonza to procure long-lead equipment and construct a dedicated manufacturing suite for clinical and commercial production of AdCOVID. This work is expected to be completed during the fourth quarter of 2021. As of March 31, 2021, the Company capitalized approximately $4.0 million to construction-in-progress related to the equipment purchase and build out of the suite under the expanded agreement.

Summit Biosciences Development and Manufacturing Agreement

In March 2021, the Company entered into a development and manufacturing agreement with Summit Biosciences, Inc. (“Summit”) to manufacture a metered nasal spray presentation of AdCOVID. Under the agreement, the Company has committed approximately $6.7 million to Summit for the clinical manufacturing of AdCOVID multidose nasal spray. This work is expected to be completed by the end of 2021. As of March 31, 2021, the Company recorded approximately $1.4 million to prepaid expenses under the agreement.

Litigation

In December 2019, a complaint was filed by Dr. De-Chu Christopher Tang (“Plaintiff”) against the Company, which the Company removed to the United States District Court for the Eastern District of Texas. The Plaintiff amended the complaint in February 2020 to include Vipin K. Garg and David J. Drutz as defendants, in addition to the Company (Dr. Garg, Dr. Drutz, and the Company are collectively referred to as “Defendants”). On November 6, 2020, Defendants filed a motion for summary judgment on the basis of lack of personal jurisdiction, insufficient service of process, and failure to state a claim. The court ruled on that motion on March 25, 2021, which dismissed the case on the basis of lack of personal jurisdiction. As the outcome of this legal proceeding is certain at this time, the Company has not accrued any liability associated with this action.

The Company is a party in various other contractual disputes, litigation, and potential claims arising in the ordinary course of business none of which are currently reasonably possible or probable of material loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q and our consolidated financial statements and related notes for the year ended December 31, 2020 included in our annual report on Form 10-K, which was filed with the Securities and Exchange Commission on February 25, 2021.

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

      Although operations have not been materially affected by the COVID-19 pandemic as of and for the three months ended March 31, 2021, at this time, however, there is significant uncertainty relating to the trajectory of the pandemic and the impact of related responses, and disruptions caused by the COVID-19 pandemic may result in difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing trials and the incurrence of unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. In addition, a recurrence of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We continue to monitor developments as we deal with the disruptions and uncertainties relating to the COVID-19 pandemic. See “Risk Factors— Our business, results of operations and financial condition may be adversely affected by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the ongoing coronavirus disease (COVID-19) pandemic.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

U.S. Government Contracts and Grants

       In June 2020, we were awarded $4.7 million from the U.S. Army Medical Research & Development Command (“USAMRDC”) to fund our Phase 1/2 clinical trial of T-COVID. The competitive award was granted by USAMRDC in collaboration with the Medical Technology Enterprise Consortium (“MTEC”), a 501(c)(3) biomedical technology consortium working in partnership with the Department of Defense (“DoD”). Under the contract, MTEC pays us a firm fixed fee based upon the achievement of certain milestones for conduct and completion of a Phase 1/2 study and research and development work on the replication-deficient adenovirus 5 (“RD-Ad5”) vector vaccine platform. For the three months ended March 31, 2021, we have recognized approximately $0.5 million of grant revenue under the contract.

In July 2016, we signed a five-year contract with Biomedical Advanced Research and Development Authority (“BARDA”). The contract, as amended, has a total value of up to $133.7 million and is used to fund clinical development of NasoShield. Under the contract, BARDA pays us a fixed fee and reimburses certain costs for the research and development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine through cGMP manufacture and conduct of a Phase 1 clinical trial dose ranging assessment of safety and immunogenicity. The contract consists of an initial base performance period providing approximately $27.8 million in funding for the period July 2016 through December 2020. BARDA has seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical trials. Each option, if exercised by BARDA, would provide additional funding ranging from approximately $1.1 million to $34.4 million for a three-year period beginning January 2021. For the three months ended March 31, 2021 and 2020, we have recognized approximately $0.2 million and $1.6 million, respectively, of grant revenue under the current BARDA contract.

Critical Accounting Policies and Significant Judgment and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. and the rules and regulations of the SEC for interim financial reporting. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent liabilities in our consolidated financial statements. We base our estimates and judgments on historical experience, knowledge of current conditions, and expectations of what could occur in the future given available information.

There have been no changes in our critical accounting policies and significant judgment and estimates as disclosed in our annual report on Form 10-K for the year ended December 31, 2020 except for recently adopted accounting standards (See Note 2 to the consolidated financial statements appearing in Item 1 of this report). For more information regarding our critical accounting policies, we encourage you to read the discussion contained in Item 7 under the heading “Critical Accounting Policies and Significant Judgments and Estimates” and Note 2 “Summary of Significant Accounting Policies” included in the notes to the consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020	Increase (Decrease)
Revenue	$837,516	$2,212,694	$(1,375,178)	(62)%
Operating expenses:
Research and development	11,877,900	7,187,531	4,690,369	65
General and administrative	3,821,420	2,331,917	1,489,503	64
Total operating expenses	15,699,320	9,519,448	6,179,872	65
Loss from operations	(14,861,804)	(7,306,754)	(7,555,050)	(103)
Other income (expense):
Interest expense	(11,671)	(1,885)	(9,786)	(519)
Interest income	42,499	151,569	(109,070)	(72)
Other (expense) income, net	(33,132)	25,542	(58,674)	230
Total other (expense) income, net	(2,304)	175,226	(177,530)	(101)
Net loss before income tax benefit	(14,864,108)	(7,131,528)	(7,732,580)	(108)
Income tax benefit	—	3,245,879	(3,245,879)	(100)
Net loss	$(14,864,108)	$(3,885,649)	$(10,978,459)	(283)%

Revenue

Revenue consists primarily of research grants in the United States from MTEC for our T-COVID product candidate and BARDA for our NasoShield vaccine product candidate. These grants consist of firm fixed fee contracts based on milestones and cost reimbursement contracts, with a fixed fee based on either costs incurred or milestones met.

Revenue decreased by $1.4 million, or 62%, for the three months ended March 31, 2021, as compared to the same period in 2020. The decrease was primarily the result of:

•	a decrease of $2.0 million in BARDA revenue due to timing of clinical trials and development activities on the NasoShield program; and
•	an increase of $0.5 million in MTEC revenue attributable to a clinical trial and development work on the T-COVID program.

Research and development expenses

Research and development operating expense increased by $4.7 million, or 65%, for the three months ended March 31, 2021, as compared to the same period in 2020. The increase was primarily the result of:

•	an increase of $5.4 million due to development activities for the COVID-19 programs, which include AdCOVID and T-COVID; and
•	a decrease of $1.5 million due primarily to a decrease in the fair value of contingent consideration liability with respect to the acquisition of ALT-801 and development activities for ALT-801.

General and administrative expenses

General and administrative expense increased by $1.5 million, or 64%, for the three months ended March 31, 2021, as compared to the same period in 2020 due primarily to an increase in stock compensation expense and other labor related costs.

Total other (expense) income, net

Total other (expense) income, net decreased by $0.2 million during the three months ended March 31, 2021, as compared to the same period in 2020. The decrease is primarily due to changes in interest income.

Income tax benefit

Income tax benefit decreased by $3.2 million during the three months ended March 31, 2021, as compared to the same period in 2020. In both 2020 and 2021, we had a valuation allowance against all of our deferred tax assets, but in 2020 a benefit was recognized related to a net operating loss carryback refund claim pursuant to the Coronavirus Aid, Relief, and Economic Security Act.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the three months ended March 31, 2021 were from sales of equity, maturities of short-term investments and cash receipts of revenue from our BARDA and MTEC contracts. Our cash, cash equivalents, restricted cash and short-term investments were $226.5 million at March 31, 2021. We believe, based on the operating cash requirements and capital expenditures expected for 2021 and 2022, our cash on hand and short-term investments at March 31, 2021, together with expected revenue from our government sponsored contracts and tax refunds, are sufficient to fund operations for at least a twelve-month period from the issuance date of our March 31, 2021 consolidated financial statements.

We have not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales. Our sources of revenue have consisted of grant revenues under our arrangements with BARDA for the development of NasoShield, MTEC for a clinical trial and development work on T-COVID, and to a lesser degree from other licensing arrangements. We have incurred significant losses since we commenced operations. As of March 31, 2021, we had accumulated losses of $210.9 million since our inception. In addition, we have not generated positive cash flows from operations. We have had to rely on a variety of financing sources, including the issuance of debt and equity securities. As capital resources are consumed to fund our research and development activities, we may not have sufficient capital to fund our plan of operations. In order to address our capital needs, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

In June 2020, we were awarded $4.7 million from the U.S. Army Medical Research & Development Command (“USAMRDC”) to fund our Phase 1/2 clinical trial of T-COVID. The competitive award was granted by USAMRDC in collaboration with the Medical Technology Enterprise Consortium (“MTEC”), a 501(c)(3) biomedical technology consortium working in partnership with the Department of Defense (“DoD”). Under the contract, MTEC pays us a firm fixed fee based upon the achievement of certain milestones for conduct and completion of a Phase 1/2 study and research and development work on the replication-deficient adenovirus 5 (“RD-Ad5”) vector vaccine platform. Through March 31, 2021, we have collected approximately $1.6 million in cash under the contract.

In July 2016, we signed a five-year contract with BARDA. The contract, as amended, has a total value of up to $133.7 million and is used to fund clinical development of NasoShield. Under the contract, BARDA pays us a fixed fee and reimburses certain costs for the research and development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine through cGMP manufacture and conduct of a Phase 1 clinical trial dose ranging assessment of safety and immunogenicity. The contract consists of an initial base performance period providing approximately $27.8 million in funding for the period July 2016 through December 2020. BARDA has seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical trials. Each option, if exercised by BARDA, would provide additional funding ranging from approximately $1.1 million to $34.4 million for a three-year period beginning January 2021. Through March 31, 2021, we have collected approximately $24.9 million in cash under the current BARDA contract.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(19,569,160)	$(4,347,401)
Investing activities	19,165,095	6,563,216
Financing activities	34,418,645	96,713
Net increase in cash and cash equivalents and restricted cash	$34,014,580	$2,312,528

Operating Activities

Net cash used in operating activities was $19.6 million for the three months ended March 31, 2021 compared to $4.3 million during the three months ended March 31, 2020. Our sources of cash provided by operations during the three months ended March 31, 2021 were primarily cash receipts of revenue generated by our BARDA and MTEC contracts. The primary uses of cash from our operating activities include payments for labor and labor-related costs, professional fees, research and development costs associated with our clinical trials, and other general corporate expenditures. The increase in cash used in operations of $15.2 million year over year is due to an increase in net loss as adjusted for non-cash items of $10.8 million and changes in working capital accounts of $4.4 million.

Investing Activities

Net cash provided by investing activities was $19.2 million for the three months ended March 31, 2021 compared to $6.6 million during the three months ended March 31, 2020. The net cash provided by investing activities during the three months ended March 31, 2021 was primarily due to net proceeds from short-term investment activity, partially offset by purchases of property and equipment. The net cash provided by investing activities during the three months ended March 31, 2020 was primarily due to net proceeds from short-term investment activity.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2021 was $34.4 million compared to $0.1 million for the three months ended March 31, 2020. The net cash provided by financing activities during the three months ended March 31, 2021 was primarily the result of the receipt of $34.2 million in proceeds from the issuance of common stock from our at-the-market offering program and $0.1 million in proceeds from the issuance of common stock from our Employee Stock Purchase Plan. The net cash provided by financing activities during the three months ended March 31, 2020 was primarily the result of proceeds from the issuance of common stock from our Employee Stock Purchase Plan and exercise of warrants.

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

At-the-Market Offerings

On February 25, 2021, we entered into an Equity Distribution Agreement (the “2021 Agreement”) with Piper Sandler & Co., Evercore Group L.L.C., and B. Riley Securities, Inc., serving as sales agents (the “Sales Agents”) with respect to an at-the-market offering program under which we may offer and sell, from time to time at its sole discretion, shares of our common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $125.0 million (the “Shares”) through the Sale Agents (the “2021 Offering”). As of March 31, 2021, we sold 2,110,800 shares of Common Stock under the 2021 Agreement resulting in approximately $34.2 million in net proceeds, with $89.7 million remaining available to be sold under the 2021 Agreement.

On March 27, 2020, we entered into an Equity Distribution Agreement (the “2020 Agreement”) with JMP Securities LLC, serving as placement agent (the “Placement Agent”) with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $50.0 million (the “Shares”) through the Placement Agent (the “2020 Offering”). We offered Shares having an aggregate offering price of

$18.9 million pursuant to the prospectus supplement filed with the SEC on March 27, 2020. On June 1, 2020, we filed an amendment to the 2020 Agreement which amended the prospectus supplement dated March 27, 2020 to increase the aggregate offering price to $50.0 million. As of March 30, 2021, the 2020 Agreement was fully utilized.

Current Resources

We have financed our operations to date principally through our equity offerings and proceeds from issuances of our preferred stock, common stock, and warrants. At March 31, 2021, we had $150.0 million of cash, cash equivalents and restricted cash and $76.6 million of short-term investments. Accordingly, management believes that the Company has sufficient capital to fund its plan of operations for at least a twelve-month period from the issuance date of our March 31, 2021 financial statements. However, in order to address our capital needs in the long-term, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on February 25, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2021, we entered into an exchange agreement (the “Exchange Agreement”) with entities affiliated with Venrock Healthcare Capital Partners III, L.P. (the “Exchanging Stockholders”), pursuant to which we exchanged an aggregate of 1,000,000 shares of our common stock, par value $0.0001 per share, (the “Common Stock”) owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of Common Stock (subject to adjustment in the event of stock splits, recapitalizations and other similar events affecting common stock), with an exercise price of $0.0001 per share. The Exchange Warrants are exercisable at any time, except that the Exchange Warrants will not be exercised by the Exchanging Stockholders if, upon giving effect or immediately prior thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the total number of issued and outstanding Common Stock, which percentage may change at the holders’ election to any other number less than or equal to 19.99% upon 61 days’ notice to us. The holders of the Exchange Warrants will not have the right to vote on any matter except to the extent required by Delaware law. The Exchange Warrants were issued in reliance of Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description

4.1	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed on February 25, 2021)

10.1	Amendment No. 6 to the Second Restated License Agreement, effective as of January 22, 2021, between Janssen Vaccines & Prevention B.V. (formerly Crucell Holland B.V.) and Altimmune, Inc.

10.2 §	Statement of Work, dated March 9, 2021, by and between Altimmune, Inc. and Lonza Houston Inc.

31.1 †	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2 †	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1 †	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2 †	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ALTIMMUNE, INC.

Dated: May 17, 2021	By:	/s/ Vipin K. Garg
	Name:	Vipin K. Garg
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: May 17, 2021	By:	/s/ Will Brown
	Name:	Will Brown
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)