Form 10-Q
period 2021-09-30
Altimmune, Inc.
filed 2021-11-09
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 5, 2021 there were 39,738,625 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

ALTIMMUNE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALTIMMUNE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$174,863,565	$115,917,807
Restricted cash	34,174	34,174
Total cash, cash equivalents and restricted cash	174,897,739	115,951,981
Short-term investments	25,020,738	100,005,558
Accounts receivable	1,573,760	4,610,202
Income tax receivable	9,476,435	7,762,793
Prepaid expenses and other current assets	7,294,360	1,926,675
Total current assets	218,263,032	230,257,209
Property and equipment, net	4,718,146	1,056,920
Intangible assets, net	12,993,575	12,823,846
Other assets	931,904	977,238
Total assets	$236,906,657	$245,115,213
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,083	$612,293
Accrued expenses and other current liabilities	19,120,902	11,408,154
Total current liabilities	19,126,985	12,020,447
Contingent consideration	6,950,000	5,390,000
Other long-term liabilities	1,565,611	1,828,443
Total liabilities	27,642,596	19,238,890
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 39,702,768 and 37,142,946 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3,959	3,697
Additional paid-in capital	483,582,367	417,337,742
Accumulated deficit	(269,282,102)	(186,420,599)
Accumulated other comprehensive loss, net	(5,040,163)	(5,044,517)
Total stockholders’ equity	209,264,061	225,876,323
Total liabilities and stockholders’ equity	$236,906,657	$245,115,213

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$157,559	$2,937,991	$1,132,698	$5,872,321
Operating expenses:
Research and development	29,205,739	17,041,975	54,356,051	40,823,756
General and administrative	4,155,928	4,220,238	11,636,001	9,097,511
Impairment loss on construction-in-progress	—	—	8,070,000	—
Total operating expenses	33,361,667	21,262,213	74,062,052	49,921,267
Loss from operations	(33,204,108)	(18,324,222)	(72,929,354)	(44,048,946)
Other income (expense):
Interest expense	(32,866)	(2,275)	(66,763)	(7,468)
Interest income	12,485	45,127	87,847	278,154
Other (expense) income, net	(286,199)	29,218	(293,233)	48,882
Total other (expense) income, net	(306,580)	72,070	(272,149)	319,568
Net loss before income tax benefit	(33,510,688)	(18,252,152)	(73,201,503)	(43,729,378)
Income tax benefit	—	482,017	—	5,306,678
Net loss	(33,510,688)	(17,770,135)	(73,201,503)	(38,422,700)
Other comprehensive (loss) income — unrealized (loss) gain on short-term investments	(1,923)	(10,569)	4,354	(22,116)
Comprehensive loss	$(33,512,611)	$(17,780,704)	$(73,197,149)	$(38,444,816)
Net loss per share, basic and diluted	$(0.81)	$(0.54)	$(1.79)	$(1.74)
Weighted-average common shares outstanding, basic and diluted	41,370,768	33,056,971	40,843,905	22,058,424

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2020	37,142,946	$3,697	$417,337,742	$(186,420,599)	$(5,044,517)	$225,876,323
Stock-based compensation	—	—	1,218,351	—	—	1,218,351
Vesting of restricted stock awards including withholding, net	(6,349)	1	(92,507)	—	—	(92,506)
Issuance of common stock from Employee Stock Purchase Plan	8,733	1	106,000	—	—	106,001
Retirement of common stock in exchange for common stock warrant	(1,000,000)	(100)	(7,539,900)	(9,660,000)	—	(17,200,000)
Issuance of common stock warrant in exchange for retirement of common stock	—	—	17,200,000	—	—	17,200,000
Issuance of common stock in at-the-market offerings, net	2,110,800	211	34,178,020	—	—	34,178,231
Issuance of common stock upon cashless exercise of warrants	1,050	—	10,000	—	—	10,000
Unrealized gain on short-term investments	—	—	—	—	5,136	5,136
Net loss	—	—	—	(14,864,108)	—	(14,864,108)
Balance at March 31, 2021	38,257,180	3,810	462,417,706	(210,944,707)	(5,039,381)	246,437,428
Stock-based compensation	—	—	1,484,829	—	—	1,484,829
Exercise of stock options	38,217	4	94,425	—	—	94,429
Vesting of restricted stock awards including withholding, net	(7,583)	1	(91,122)	—	—	(91,121)
Issuance of common stock in at-the-market offerings, net	1,405,710	141	18,177,832	—	—	18,177,973
Unrealized gain on short-term investments	—	—	—	—	1,141	1,141
Net loss	—	—	—	(24,826,707)	—	(24,826,707)
Balance at June 30, 2021	39,693,524	3,956	482,083,670	(235,771,414)	(5,038,240)	241,277,972
Stock-based compensation	—	—	1,496,884	—	—	1,496,884
Exercise of stock options	398	—	5,970	—	—	5,970
Vesting of restricted stock awards including withholding, net	(6,521)	1	(122,626)	—	—	(122,625)
Issuance of common stock from Employee Stock Purchase Plan	15,367	2	118,469	—	—	118,471
Unrealized loss on short-term investments	—	—	—	—	(1,923)	(1,923)
Net loss	—	—	—	(33,510,688)	—	(33,510,688)
Balance at September 30, 2021	39,702,768	$3,959	$483,582,367	$(269,282,102)	$(5,040,163)	$209,264,061

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2019	15,312,167	$1,508	$187,914,916	$(137,376,122)	$(5,020,156)	$45,520,146
Stock-based compensation	—	—	214,921	—	—	214,921
Vesting of restricted stock awards including withholding, net	(5,974)	1	(17,080)	—	—	(17,079)
Issuance of common stock from Employee Stock Purchase Plan	38,809	3	56,736	—	—	56,739
Issuance of common stock upon exercise of warrants	14,500	2	39,972	—	—	39,974
Unrealized loss on short-term investments	—	—	—	—	(32,435)	(32,435)
Net loss	—	—	—	(3,885,649)	—	(3,885,649)
Balance at March 31, 2020	15,359,502	1,514	188,209,465	(141,261,771)	(5,052,591)	41,896,617
Stock-based compensation	—	—	330,510	—	—	330,510
Exercise of stock options	13,935	1	36,174	—	—	36,175
Vesting of restricted stock awards including withholding, net	(5,974)	1	(46,390)	—	—	(46,389)
Issuance of common stock in at-the-market offerings, net	2,965,144	297	22,780,432	—	—	22,780,729
Issuance of common stock upon exercise of warrants	8,221,279	822	31,269,341	—	—	31,270,163
Unrealized gain on short-term investments	—	—	—	—	20,888	20,888
Net loss	—	—	—	(16,766,916)	—	(16,766,916)
Balance at June 30, 2020	26,553,886	2,635	242,579,532	(158,028,687)	(5,031,703)	79,521,777
Stock-based compensation	—	—	1,320,089	—	—	1,320,089
Issuance of common stock from exercise of stock options	32,189	3	90,267	—	—	90,270
Vesting of restricted stock awards including withholding, net	103,551	13	(114,585)	—	—	(114,572)
Issuance of common stock from Employee Stock Purchase Plan	53,852	5	78,727	—	—	78,732
Issuance of common stock and pre-funded warrants in public offering, net	4,119,564	412	124,027,403	—	—	124,027,815
Issuance of common stock in at-the-market offerings, net	247,865	25	2,834,082	—	—	2,834,107
Issuance of common stock upon exercise of warrants	1,962,128	196	9,728,125	—	—	9,728,321
Unrealized loss on short-term investments	—	—	—	—	(10,569)	(10,569)
Net loss	—	—	—	(17,770,135)	—	(17,770,135)
Balance at September 30, 2020	33,073,035	$3,289	$380,543,640	$(175,798,822)	$(5,042,272)	$199,705,835

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,201,503)	$(38,422,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration liability	1,560,000	22,320,000
Impairment loss on construction-in-progress	8,070,000	—
Stock-based compensation expense	4,200,064	1,865,520
Depreciation and amortization	434,009	218,932
Unrealized losses (gains) on foreign currency exchange	297,135	(44,323)
Changes in operating assets and liabilities:
Accounts receivable	3,036,442	(2,815,343)
Prepaid expenses and other current assets	(5,263,432)	(636,943)
Accounts payable	(606,210)	856,653
Accrued expenses and other liabilities	6,916,132	1,199,708
Income tax receivable	(1,713,642)	(5,564,759)
Net cash used in operating activities	(56,271,005)	(21,023,255)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	82,406,000	39,385,689
Purchases of short-term investments	(7,591,962)	(74,413,135)
Purchases of property and equipment, net	(11,970,179)	(100,329)
Cash paid for internally developed patents	(189,649)	(98,893)
Net cash provided by (used in) investing activities	62,654,210	(35,226,668)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	(118,522)	(160,522)
Proceeds from exercises of warrants	—	41,038,458
Proceeds from issuance of common stock in at-the-market offerings, net	52,356,204	25,614,836
Proceeds from issuance of common stock and pre-funded warrants in public offering, net	—	124,027,815
Proceeds from issuance of notes payable	—	632,000
Payments of notes payable	—	(632,000)
Proceeds from issuance of common stock from Employee Stock Purchase Plan	224,472	135,471
Proceeds from exercises of stock options	100,399	126,445
Net cash provided by financing activities	52,562,553	190,782,503
Net increase in cash and cash equivalents and restricted cash	58,945,758	134,532,580
Cash, cash equivalents and restricted cash at beginning of period	115,951,981	8,996,860
Cash, cash equivalents and restricted cash at end of period	$174,897,739	$143,529,440

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$1,791
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Operating lease liability and right of use asset addition	$72,047	$—

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

The Company is focused on developing treatments for obesity and liver diseases. The Company’s pipeline includes proprietary intranasal vaccines and next generation peptide therapeutics for obesity, NASH (pemvidutide, proposed INN, formerly known as ALT-801) and chronic hepatitis B (HepTcell). Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital, and has financed its operations through the issuance of common and preferred stock, long-term debt, and proceeds from research grants and government contracts. The Company has not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales.

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

2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2021, there have been no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC, except for the recently adopted accounting standard for income taxes.

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic, including any resurgences or the emergence of new variants, may directly or indirectly impact the Company’s business, financial condition, and results of operations is highly uncertain and subject to change.

The Company considered the potential impact of the COVID-19 pandemic on the Company’s estimates and assumptions and determined that there was not a material impact to the Company’s unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2021. However, actual results could differ from those estimates and there may be changes to the Company’s estimates in future periods.

Recently Issued Accounting Pronouncements - Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”). ASU 2019-12 amends the approaches and methodologies in accounting for income taxes during interim periods and makes changes to certain income tax classifications. The new standard eliminates the legacy exceptions to the general guidance for intra-period tax allocation, when there is a loss from continuing operations and income or a gain from other items, and to the general methodology for calculating income taxes in an interim period, when a year-to-date loss exceeds the anticipated loss for the year. The standard also requires franchise or similar taxes partially based on income to be reported as income tax and the effects of enacted changes in tax laws or rates to be included in the annual effective tax rate computation from the date of enactment. Lastly, in any future acquisition, the Company would be required to evaluate when the step-up in the tax basis of goodwill is part of the business combination and when it should be considered a separate transaction. The Company adopted the standard as of January 1, 2021 and has evaluated the effects of this standard and determined that the adoption did not have a material impact on the Company’s consolidated financial statements.

3. Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2021 consisted of the following:

	Fair Value Measurement at September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$65,632,943	$65,632,943	$—	$—
Short-term investments	25,020,738	—	25,020,738	—
Total	90,653,681	65,632,943	25,020,738	—
Liabilities:
Contingent consideration liability (see Note 8)	6,950,000	—	—	6,950,000
Total	$6,950,000	$—	$—	$6,950,000

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2020 consisted of the following:

	Fair Value Measurement at December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$90,389,473	$90,389,473	$—	$—
Short-term investments	100,005,558	—	100,005,558	—
Total	190,395,031	90,389,473	100,005,558	—
Liabilities:
Contingent consideration liability (see Note 8)	5,390,000	—	—	5,390,000
Warrant liability	10,000	—	—	10,000
Total	$5,400,000	$—	$—	$5,400,000

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

Short-term investments had quoted prices at September 30, 2021 as shown below:

	September 30, 2021
		Unrealized Gain
	Amortized Cost	(Loss)	Market Value
Certificate of deposit	$25,020,738	$—	$25,020,738
Total	$25,020,738	$—	$25,020,738

Short-term investments had quoted prices at December 31, 2020 as shown below:

	December 31, 2020
		Unrealized Gain
	Amortized Cost	(Loss)	Market Value
United States treasury securities	$20,052,757	$1,843	$20,054,600
Commercial paper and corporate debt securities	47,521,344	(5,440)	47,515,904
Asset backed securities	7,414,619	(757)	7,413,862
Certificate of deposit	25,021,192	—	25,021,192
Total	$100,009,912	$(4,354)	$100,005,558

The fair value of contingent payments classified as a liability is based on the regulatory milestones described in Note 8 and estimated using the Monte Carlo simulation valuation model with Level 3 inputs.

The assumptions used to estimate the fair value of contingent payments that are classified as a liability at September 30, 2021 include the following significant unobservable inputs:

Unobservable input	Value or Range	Weighted Average
Expected volatility	78.0%	78.0%
Risk-free interest rate	0.06%	0.06%
Cost of capital	30%	30%
Discount for lack of marketability	10%‑12%	11%
Probability of payment	81%	81%
Projected year of payment	2022	2022

If applicable, the Company will recognize transfers into and out of Level 3 within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. There were no transfers into or out of Level 3 of the fair value hierarchy as of September 30, 2021 and December 31, 2020.

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. Assets recorded at fair value on a non-recurring basis, such as property and equipment and intangible assets are recognized at fair value when they are impaired. During the nine months ended September 30, 2021, the Company recorded a non-cash impairment charge to property and equipment, net on a non-recurring basis (see below). As of December 31, 2020, the Company had no significant assets or liabilities that were measured at fair value on a non-recurring basis.

Property and Equipment, Net

During the nine months ended September 30, 2021, the Company recorded a non-cash impairment charge of $8.1 million to property and equipment, net. The fair value of the impaired assets was $3.3 million at September 30, 2021. At September 30, 2021, the fair value of the construction-in-progress related assets was primarily determined utilizing the cost approach, which reflects the current replacement cost of the asset being appraised, adjusted for contractual restrictions on the assets, the probability of satisfying the contractual restrictions, physical deterioration, functional obsolescence, and economic obsolescence. The fair value measurement is considered a Level 3 measurement within the valuation hierarchy.

4. Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30, 2021	December 31, 2020
Furniture, fixtures and equipment	$202,100	$125,538
Laboratory equipment	1,039,805	959,585
Computers and telecommunications	279,026	220,316
Software	94,409	64,409
Leasehold improvements	1,731,934	1,285,883
Construction-in-progress	3,300,000	—
Property and equipment, at cost	6,647,274	2,655,731
Less: accumulated depreciation and amortization	(1,929,128)	(1,598,811)
Property and equipment, net	$4,718,146	$1,056,920

As of September 30, 2021, construction-in-progress primarily includes costs related to the procurement of long-lead equipment associated with the Company’s manufacturing collaboration with Lonza Houston, Inc. (“Lonza”) for the manufacture of AdCOVID or other adenovirus-based vaccines. Under the agreement, the Company has committed approximately $23.0 million to Lonza to procure long-lead equipment and construct a dedicated manufacturing suite for clinical and commercial production of adenovirus-based vaccines. This work is expected to be completed during the fourth quarter of 2021.

In June 2021, the Company announced the discontinuation of further development of AdCOVID following the Company’s review of findings from the Phase 1 clinical trial. Construction continues at Lonza, and the Company is currently assessing its strategic options with respect to the suite. The Company’s current expectation is that, more likely than not, the suite will be disposed of significantly before the end of its previously estimated useful life. As of September 30, 2021, the Company recorded $8.1 million of impairment loss on construction-in-progress in the accompanying unaudited consolidated statements of operations and comprehensive loss, with $3.3 million remaining capitalized in the unaudited consolidated balance sheet, as it represents expected recoveries available to the Company under the construction contract. Following the discontinuation of AdCOVID, incremental cost incurred under the construction contract has been recorded to research and development expenses in the accompanying unaudited consolidated statements of operations and comprehensive loss. Research and development expenses related to property and equipment was approximately $9.6 million and $17.7 million for the three and nine months ended September 30, 2021, respectively.

Depreciation expense related to property and equipment was approximately $0.1 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.2 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively.

5. Intangible Assets

The Company’s intangible assets consist of the following:

	September 30, 2021
		Gross
	Estimated	Carrying	Accumulated	Net Book
	Useful Lives	Value	Amortization	Value
Internally developed patents	6–20 years	$1,074,436	$(499,828)	$574,608
Acquired licenses	16–20 years	285,000	(285,000)	—
Total intangible assets subject to amortization		1,359,436	(784,828)	574,608
IPR&D assets	Indefinite	12,418,967	—	12,418,967
Total		$13,778,403	$(784,828)	$12,993,575

	December 31, 2020
		Gross
	Estimated	Carrying	Accumulated	Net Book
	Useful Lives	Value	Amortization	Value
Internally developed patents	6–10 years	$884,787	$(479,908)	$404,879
Acquired licenses	16–20 years	285,000	(285,000)	—
Total intangible assets subject to amortization		1,169,787	(764,908)	404,879
IPR&D assets	Indefinite	12,418,967	—	12,418,967
Total		$13,588,754	$(764,908)	$12,823,846

Amortization expense of intangible assets was $6,641 and $10,406 for the three months ended September 30, 2021 and 2020, respectively, and $19,920 and $36,282 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the weighted average amortization period remaining for intangible assets was 12.0 years. Amortization expense was classified as research and development expenses in the accompanying unaudited consolidated statements of operations and comprehensive loss.

6. Operating Leases

The Company rents office and laboratory space in the United States. The Company also leases office equipment under non-cancellable equipment leases through June 2026. Rent expense during the three and nine months ended September 30, 2021 under all of the Company’s operating leases was $0.1 million and $0.4 million, respectively. Rent expense during the three and nine months ended September 30, 2020 under all of the Company’s operating leases was $0.1 million and $0.3 million, respectively. Rent expense includes short-term leases and variable lease costs that are not included in the lease obligation.

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

The cash paid for operating lease liabilities for the three and nine months ended September 30, 2021 was $0.1 million and $0.4 million, respectively, and for the three and nine months ended September 30, 2020 was $0.1 million and $0.3 million, respectively.

Supplemental other information related to the operating leases balance sheet information is as follows:

	September 30, 2021	December 31, 2020
Operating lease obligations (see Note 7 and 9)	$1,631,867	$1,824,840
Operating lease right-of-use assets (included in "Other assets" in Balance Sheet)	$844,222	$903,825
Weighted-average remaining lease term (years)	3.6	4.3
Weighted-average discount rate	7.2%	7.3%

7. Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	September 30, 2021	December 31, 2020
Accrued professional services	$729,434	$1,350,194
Accrued payroll and employee benefits	2,006,675	2,351,599
Accrued interest	19,423	13,016
Accrued research and development	15,943,874	7,316,876
Lease obligation, current portion (see Note 6)	401,743	356,716
Deferred revenue	19,753	19,753
Total accrued expenses	$19,120,902	$11,408,154

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

	Nine Months Ended September 30,
	2021	2020
Beginning balance	$5,390,000	$2,750,000
Change in fair value	1,560,000	22,320,000
Ending balance	$6,950,000	$25,070,000

As of September 30, 2021 and 2020, the increase in fair value was primarily attributable to an increase in the closing share price of the Company’s common stock and in the probability of milestone achievement. Any changes in fair value have been recorded within research and development expense during the respective periods presented.

9. Other Long-Term Liabilities

The Company’s other long-term liabilities are summarized as follows:

	September 30, 2021	December 31, 2020
Lease obligation, long-term portion (see Note 6)	$1,230,124	$1,468,124
Conditional economic incentive grants	250,000	250,000
Other	85,487	110,319
Total other long-term liabilities	$1,565,611	$1,828,443

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

The Company has assessed the Pre-Funded Warrants for appropriate equity or liability classification and determined that the Pre-Funded Warrants are freestanding instruments that do not meet the definition of a liability pursuant to ASC 480 and do not meet the definition of a derivative pursuant to FASB Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”). The Pre-Funded Warrants are indexed to the Company’s common stock and meet all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the Pre-Funded Warrants are classified as equity and are accounted for as a component of additional paid-in capital at the time of issuance. As of September 30, 2021, no Pre-Funded Warrants were exercised.

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

As of September 30, 2021, the Company has sold 3,516,510 shares of Common Stock under the 2021 Agreement resulting in approximately $52.4 million in net proceeds, with $70.9 million remaining available to be sold under the 2021 Agreement. As of September 30, 2021, the Company recorded approximately $0.1 million of offering costs which offset the proceeds received from the shares sold through September 30, 2021 and recognized approximately $0.1 million of deferred offering costs which will offset future proceeds received under the 2021 Agreement.

On March 27, 2020, the Company entered into an Equity Distribution Agreement (the “2020 Agreement”) with JMP Securities LLC, serving as placement agent (the “Placement Agent”) with respect to an at-the-market offerings program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $50.0 million (the “Shares”) through the Placement Agent (the “2020 Offering”). Any Shares offered and sold in the 2020 Offering were issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on April 4, 2019, which was declared effective on April 12, 2019, the prospectus supplement relating to the 2020 Offering filed with the SEC on March 27, 2020 and any applicable additional prospectus supplements related to the 2020 Offering that form a part of the Registration Statement. The aggregate market value of Shares eligible for sale in the 2020 Offering and under the 2020 Agreement were subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. The Company offered Shares having an aggregate offering price of $18.9 million pursuant to the prospectus supplement filed with the SEC on March 27, 2020. On June 1, 2020, the Company filed an amendment to the 2020 Agreement which amended the prospectus supplement dated March 27, 2020 to increase the aggregate offering price to $50.0 million. As of September 30, 2020, the Company sold 3,213,009 shares of Common Stock under the amended 2020 Agreement resulting in $25.6 million in net proceeds. The 2020 Agreement was fully utilized during the year ended December 31, 2020, and no Shares were sold under the 2020 Agreement during the three and nine months ended September 30, 2021.

Exchange Agreement

On February 25, 2021, the Company entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.0001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.0001 per share. The Exchange Warrants do not expire and are exercisable at any time except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. In accordance with FASB Accounting Standards Codification Topic 505, Equity, the Company recorded the retirement of the common stock exchanged as a reduction of common shares outstanding and a corresponding debit to additional paid-in-capital and accumulated deficit at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants were classified as equity in accordance with ASC 480 and the fair value of the Exchange Warrants was recorded as a credit to additional paid-in-capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. As of September 30, 2021, none of the Exchange Warrants have been exercised.

11. Warrants

A summary of warrant activity during the nine months ended September 30, 2021 is as follows:

Warrants outstanding, December 31, 2020	1,777,611
Exchanges (see Note 10)	1,000,000
Exercises	(1,420)
Warrants outstanding, September 30, 2021	2,776,191

As of September 30, 2021, all of the common stock warrants that were previously classified as a liability were exercised in full.

12. Stock-Based Compensation

Stock Options

The Company’s stock option awards generally vest over four years and typically have a contractual life of ten years. At September 30, 2021, there was $11.3 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.6 years. During the nine months ended September 30, 2021, the Company granted 1,075,700 stock options with a weighted average exercise price of $15.07 and per share weighted average grant date fair value of $12.38.

Information related to stock options outstanding at September 30, 2021 is as follows:

			Weighted-Average
		Weighted-	Remaining
	Number of	Average	Contractual Term	Aggregate Intrinsic
	Stock Options	Exercise Price	(Years)	Value
Outstanding	2,612,585	$8.74	5.9	$14,034,500
Exercisable	984,613	$5.45	5.8	$7,851,439
Unvested	1,627,972	$10.73	6.0	$6,183,061

Restricted Stock

At September 30, 2021, the Company had unvested restricted stock of 94,181 shares with total unrecognized compensation expense of $0.3 million, which the Company expects to recognize over a weighted average period of approximately 1.2 years. During the nine months ended September 30, 2021, the Company released 60,545 shares of common stock from restriction as a result of the vesting of restricted stock.

During the nine months ended September 30, 2021, the Company granted 196,279 shares of restricted stock units which vest over four years. At September 30, 2021, the Company had unvested restricted stock units of 207,529 shares with total unrecognized compensation expense of $2.5 million, which the Company expects to recognize over a weighted average period of approximately 3.4 years. During the nine months ended September 30, 2021, the Company released 3,750 shares of common stock from restriction as a result of the vesting of restricted stock units.

2019 Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 24,100 shares for $0.2 million during the nine months ended September 30, 2021. During the three and nine months ended September 30, 2021, the Company recognized compensation expense of $28,811 and $0.3 million, respectively.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the unaudited consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020 as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$449,486	$143,844	$1,211,164	$250,783
General and administrative	1,047,398	1,176,245	2,988,900	1,614,737
Total	$1,496,884	$1,320,089	$4,200,064	$1,865,520

13. U.S. Government Contracts and Grants

In June 2020, the Company was awarded $4.7 million from the U.S. Army Medical Research & Development Command (“USAMRDC”) to fund our Phase 1/2 clinical trial of T-COVID. The competitive award was granted by USAMRDC in collaboration with the Medical Technology Enterprise Consortium (“MTEC”), a 501(c)(3) biomedical technology consortium working in partnership with the Department of Defense (“DoD”). Under the contract, MTEC will pay the Company a firm fixed fee based upon the achievement of certain milestones for conduct and completion of a Phase 1/2 study and research and development work on the replication-deficient adenovirus 5 (“RD-Ad5”) vector vaccine platform. For the nine months ended September 30, 2021, the Company has recognized approximately $0.5 million of grant revenue under the contract. For the three and nine months ended September 30, 2020, the Company recognized $2.3 million of grant revenue under the contract.

In July 2016, the Company signed a five-year contract with BARDA. The contract, as amended, has a total value of up to $136.8 million and is used to fund clinical development of NasoShield. Under the contract, BARDA pays the Company a fixed fee and reimburses certain costs for the research and development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine through cGMP manufacture and conduct of a Phase 1 clinical trial dose ranging assessment of safety and immunogenicity. The contract consists of an initial base performance period providing approximately $30.9 million in funding for the period July 2016 through December 2021. BARDA has seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical studies. Each option, if exercised by BARDA, would provide additional funding ranging from approximately $1.1 million to $34.4 million for a three-year period beginning in 2021. For the three and nine months ended September 30, 2021, the Company has recognized approximately $0.1 million and $0.4 million, respectively, of grant revenue under the current BARDA contract. For the three and nine months ended September 30, 2020, the Company recognized approximately $0.6 million and $2.7 million, respectively, of grant revenue under the current BARDA contract.

14. Income Taxes

Due to a full valuation allowance, the Company did not record an income tax benefit for the nine months ended September 30, 2021.

With respect to the prior year, on March 27, 2020, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act provided both stimulus measures and a number of tax provisions, including: temporary changes regarding the utilization and carry back of net operating losses, temporary changes to the prior and future limitations on interest deductions, technical corrections from prior tax legislation for tax depreciation of qualified improvement property, and certain refundable employee retention credits. As of September 30, 2020, the Company recognized a total tax benefit of $5.3 million related to the carry back of losses back to obtain a refund of its 2016 tax liability.

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

Potential common shares issuable upon conversion, vesting or exercise of unvested restricted stock, common stock warrants, and stock options that are excluded from the computation of diluted weighted-average shares outstanding, as they are anti-dilutive, are as follows:

	For the Three and Nine	For the Three and Nine
	Months Ended	Months Ended
	September 30, 2021	September 30, 2020
Common stock warrants	145,755	147,175
Common stock options	2,626,482	1,627,394
Restricted stock	301,710	189,908

16. Commitments and Contingencies

Spitfire Acquisition

As disclosed in Note 8, the Company is obligated to make payments of up to $80.0 million upon the achievement of specified worldwide net sales of all products developed using the technology acquired from Spitfire Pharma Inc. within ten years following the approval of a new drug application filed with the FDA.

Lonza Manufacturing Agreement

In March 2021, the Company expanded its manufacturing collaboration with Lonza in connection with the Manufacturing Agreement entered into in November 2020 for the manufacture of AdCOVID or other adenovirus-based vaccines. Under the expanded agreement, the Company has committed approximately $23.0 million to Lonza to procure long-lead equipment and construct a dedicated manufacturing suite for clinical and commercial production of adenovirus-based vaccines. As of September 30, 2021, the Company had $2.0 million in remaining commitments under the agreement. In June 2021, the Company discontinued further development of AdCOVID. Refer to Note 4 for further details.

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

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “may,” “will,” “should,” “could,” “target,” “strategy,” “intend,” “project,” “guidance,” “likely,” “usually,” “potential,” or the negative of these words or variations of such words, similar expressions, or comparable terminology are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. A further list and description of risks, uncertainties and other factors that could cause actual results or events to differ materially from the forward-looking statements that we make is included in the cautionary statements herein and in our other filings with the Securities and Exchange Commission, including those set forth under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

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

Overview

Altimmune, Inc. is a clinical stage biopharmaceutical company focused on developing treatments for obesity and liver diseases. Our pipeline includes proprietary intranasal vaccines and next generation peptide therapeutics for obesity, NASH (pemvidutide, proposed INN, formerly known as ALT-801) and chronic hepatitis B (HepTcell). In June 2021, we announced the discontinuation of further development of our COVID-19 vaccine candidate, AdCOVID following our review of findings from the Phase 1 clinical trial, and in view of the highly competitive COVID-19 landscape. In the study, AdCOVID was generally well tolerated, but the immunogenicity data demonstrated lower than expected immune responses for each of the immune parameters tested.

Impact of COVID-19

We are closely monitoring how the spread of COVID-19, including any resurgences or the emergence of new variants, is affecting our employees, business, preclinical studies and clinical trials. We have reopened our executive office to allow certain employees to return to the office based on a phased approach that is intended to comply with federal and state guidelines, with a focus on employee safety and optimal work environment. We are continuing our regular interactions with the FDA and other regulatory agencies and, based on current information, we do not anticipate COVID-19 to materially affect our regulatory timelines for our ongoing clinical trials. Furthermore, as a government contractor, we are subject to the federal government vaccination mandate, which requires federal contractor employees, except in certain limited circumstances, to be vaccinated against COVID-19 by December 8, 2021. While the vaccination mandate remains subject to the interpretation of various government agencies and other entities, and questions remain regarding the specific application of the vaccination mandate, we are continuing to develop and implement health, safety, employment and operational protocols in order to timely comply with the vaccination mandate. As of and for the three and nine months ended September 30, 2021, the vaccination mandate has not had a material impact on our employees or operations.

Although operations have not been materially affected by the COVID-19 pandemic as of and for the three and nine months ended September 30, 2021, at this time, however, there is significant uncertainty relating to the trajectory of the pandemic and the impact of related responses, and disruptions caused by the COVID-19 pandemic may result in difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing trials and the incurrence of unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. In addition, a recurrence of COVID-19 cases, or variants thereof, could cause other widespread or more severe impacts depending on where infection rates are highest. We continue to monitor developments as we deal with the disruptions and uncertainties relating to the COVID-19 pandemic. See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

U.S. Government Contracts and Grants

In June 2020, we were awarded $4.7 million from the U.S. Army Medical Research & Development Command (“USAMRDC”) to fund our Phase 1/2 clinical trial of T-COVID. The competitive award was granted by USAMRDC in collaboration with the Medical Technology Enterprise Consortium (“MTEC”), a 501(c)(3) biomedical technology consortium working in partnership with the Department of Defense (“DoD”). Under the contract, MTEC pays us a firm fixed fee based upon the achievement of certain milestones for conduct and completion of a Phase 1/2 study and research and development work on the replication-deficient adenovirus 5 (“RD-Ad5”) vector vaccine platform. For the nine months ended September 30, 2021, we have recognized approximately $0.5 million of grant revenue under the contract. For the three and nine months ended September 30, 2020, we have recognized approximately $2.3 million of grant revenue under the contract.

In July 2016, we signed a five-year contract with Biomedical Advanced Research and Development Authority (“BARDA”). The contract, as amended, has a total value of up to $136.8 million and is used to fund clinical development of NasoShield. Under the contract, BARDA pays us a fixed fee and reimburses certain costs for the research and development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine through cGMP manufacture and conduct of a Phase 1 clinical trial dose ranging assessment of safety and immunogenicity. The contract consists of an initial base performance period providing approximately $30.9 million in funding for the period July 2016 through December 2021. BARDA has seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical trials. Each option, if exercised by BARDA, would provide additional funding ranging from approximately $1.1 million to $34.4 million for a three-year period beginning in 2021. For the three and nine months ended September 30, 2021, we have recognized approximately $0.1 million and $0.4 million, respectively, of grant revenue under the current BARDA contract. For the three and nine months ended September 30, 2020, we recognized approximately $0.6 million and $2.7 million, respectively, of grant revenue under the current BARDA contract.

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

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020:

	For the Three Months Ended
	September 30,
	2021	2020	Increase (Decrease)
Revenue	$157,559	$2,937,991	$(2,780,432)	(95)%
Operating expenses:
Research and development	29,205,739	17,041,975	12,163,764	71%
General and administrative	4,155,928	4,220,238	(64,310)	(2)%
Total operating expenses	33,361,667	21,262,213	12,099,454	57%
Loss from operations	(33,204,108)	(18,324,222)	(14,879,886)	(81)%
Other income (expense):
Interest expense	(32,866)	(2,275)	(30,591)	(1,345)%
Interest income	12,485	45,127	(32,642)	(72)%
Other (expense) income, net	(286,199)	29,218	(315,417)	(1,080)%
Total other (expense) income, net	(306,580)	72,070	(378,650)	(525)%
Net loss before income tax benefit	(33,510,688)	(18,252,152)	(15,258,536)	(84)%
Income tax benefit	—	482,017	(482,017)	(100)%
Net loss	$(33,510,688)	$(17,770,135)	$(15,740,553)	(89)%

Comparison of the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended
	September 30,
	2021	2020	Increase (Decrease)
Revenue	$1,132,698	$5,872,321	$(4,739,623)	(81)%
Operating expenses:
Research and development	54,356,051	40,823,756	13,532,295	33%
General and administrative	11,636,001	9,097,511	2,538,490	28%
Impairment loss on construction-in-progress	8,070,000	—	8,070,000	100%
Total operating expenses	74,062,052	49,921,267	24,140,785	48%
Loss from operations	(72,929,354)	(44,048,946)	(28,880,408)	(66)%
Other income (expense):
Interest expense	(66,763)	(7,468)	(59,295)	(794)%
Interest income	87,847	278,154	(190,307)	(68)%
Other (expense) income, net	(293,233)	48,882	(342,115)	(700)%
Total other (expense) income, net	(272,149)	319,568	(591,717)	(185)%
Net loss before income tax benefit	(73,201,503)	(43,729,378)	(29,472,125)	(67)%
Income tax benefit	—	5,306,678	(5,306,678)	(100)%
Net loss	$(73,201,503)	$(38,422,700)	$(34,778,803)	(91)%

Revenue

Revenue consists primarily of research grants in the United States from MTEC for our T-COVID product candidate and BARDA for our NasoShield vaccine product candidate. These grants consist of firm fixed fee contracts based on milestones and cost reimbursement contracts, with a fixed fee based on either costs incurred or milestones met.

Revenue decreased by $2.8 million, or 95%, for the three months ended September 30, 2021, as compared to the same period in 2020. The decrease was primarily the result of a decrease in MTEC revenue attributable to the timing of clinical trial and development work on the T-COVID program.

Revenue decreased by $4.7 million, or 81%, for the nine months ended September 30, 2021, as compared to the same period in 2020. The decrease was primarily the result of:

●	a decrease of $2.9 million in BARDA revenue due to timing of clinical trials, development activities and settlement of indirect rates on the NasoShield program; and
●	a decrease of $1.8 million in MTEC revenue attributable to the timing of clinical trial and development work on the T-COVID program.

Research and development expenses

Research and development operating expense increased by $12.2 million, or 71%, for the three months ended September 30, 2021, as compared to the same period in 2020. The increase was primarily the result of:

●	an increase of $14.0 million due to development activities for the COVID-19 programs, which include AdCOVID (discontinued in June 2021) and T-COVID;
●	an increase of $1.5 million in other pre-clinical and clinical projects and non-project specific research and development costs; and
●	a decrease of $3.3 million due primarily to a decrease in the fair value of contingent consideration liability with respect to the acquisition of pemvidutide and development activities for pemvidutide.

Research and development operating expense increased by $13.5 million, or 33%, for the nine months ended September 30, 2021, as compared to the same period in 2020. The increase was primarily the result of:

●	an increase of $27.1 million due primarily to development activities for the COVID-19 program, AdCOVID (discontinued in June 2021);
●	an increase of $4.2 million in other pre-clinical and clinical projects and non-project specific research and development costs; and
●	a decrease of $17.8 million due primarily to a decrease in the fair value of contingent consideration liability with respect to the acquisition of pemvidutide and development activities for pemvidutide.

General and administrative expenses

General and administrative expense were consistent during the three months ended September 30, 2021, as compared to the same period in 2020. General and administrative expense increased by $2.5 million, or 28%, for the nine months ended September 30, 2021, as compared to the same period in 2020, due primarily to an increase in stock compensation expense and other labor related costs.

Impairment loss on construction-in-progress

Impairment loss on construction-in-progress reported during the nine months ended September 30, 2021 represents a non-cash impairment charge recorded for assets that were previously capitalized in connection with the discontinuation of AdCOVID.

Total other (expense) income, net

Total other (expense) income, net decreased by $0.4 million and $0.6 million during the three and nine months ended September 30, 2021, respectively, as compared to the same period in 2020. The net decreases are primarily due to changes in foreign currency conversion and interest income.

Income tax benefit

Income tax benefit decreased by $0.5 million and $5.3 million during the three and nine months ended September 30, 2021, respectively, as compared to the same period in 2020. In both 2021 and 2020, we had a valuation allowance against all of our deferred tax assets, but in 2020 a benefit was recognized related to a net operating loss carryback refund claim pursuant to the Coronavirus Aid, Relief, and Economic Security Act.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the nine months ended September 30, 2021 were from sales of equity, maturities of short-term investments, cash receipts of accounts receivable from research grants and cash receipts of income tax refunds. Our cash, cash equivalents, restricted cash and short-term investments were $199.9 million at September 30, 2021. We believe, based on the operating cash requirements and capital expenditures expected for 2021 and 2022, our cash on hand and short-term investments at September 30, 2021, together with expected collections from our government sponsored contracts and tax refunds, are sufficient to fund operations for at least a twelve-month period from the issuance date of our September 30, 2021 consolidated financial statements.

We have not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales. Our sources of revenue have consisted of grant revenues under our arrangements with BARDA for the development of NasoShield, MTEC for a clinical trial and development work on T-COVID, and to a lesser degree from other licensing arrangements. We have incurred significant losses since we commenced operations. As of September 30, 2021, we had an accumulated deficit of $269.3 million. In addition, we have not generated positive cash flows from operations. We have had to rely on a variety of financing sources, including the issuance of debt and equity securities. As capital resources are consumed to fund our research and development activities, we may require additional capital beyond our currently anticipated amounts. In order to address our capital needs, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

In June 2020, we were awarded $4.7 million from the U.S. Army Medical Research & Development Command (“USAMRDC”) to fund our Phase 1/2 clinical trial of T-COVID. The competitive award was granted by USAMRDC in collaboration with the Medical Technology Enterprise Consortium (“MTEC”), a 501(c)(3) biomedical technology consortium working in partnership with the Department of Defense (“DoD”). Under the contract, MTEC pays us a firm fixed fee based upon the achievement of certain milestones for conduct and completion of a Phase 1/2 study and research and development work on the replication-deficient adenovirus 5 (“RD-Ad5”) vector vaccine platform. Through September 30, 2021, we have collected approximately $3.7 million in cash under the contract.

In July 2016, we signed a five-year contract with BARDA. The contract, as amended, has a total value of up to $136.8 million and is used to fund clinical development of NasoShield. Under the contract, BARDA pays us a fixed fee and reimburses certain costs for the research and development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine through cGMP manufacture and conduct of a Phase 1 clinical trial dose ranging assessment of safety and immunogenicity. The contract consists of an initial base performance period providing approximately $30.9 million in funding for the period July 2016 through December 2021. BARDA has seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical trials. Each option, if exercised by BARDA, would provide additional funding ranging from approximately $1.1 million to $34.4 million for a three-year period beginning in 2021. Through September 30, 2021, we have collected approximately $25.8 million in cash under the current BARDA contract.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(56,271,005)	$(21,023,255)
Investing activities	62,654,210	(35,226,668)
Financing activities	52,562,553	190,782,503
Net increase in cash and cash equivalents and restricted cash	$58,945,758	$134,532,580

Operating Activities

Net cash used in operating activities was $56.3 million for the nine months ended September 30, 2021 compared to $21.0 million during the nine months ended September 30, 2020. Our sources of cash provided by operations during the nine months ended September 30, 2021 were primarily cash receipts of income tax refunds and revenue generated by our BARDA and MTEC contracts. The primary uses of cash from our operating activities include payments for labor and labor related costs, professional fees, research and development costs associated with our clinical trials, and other general corporate expenditures. The increase in cash used in operations of $35.2 million year over year is due to an increase in net loss as adjusted for non-cash items of $44.6 million and changes in working capital accounts of $9.3 million.

Investing Activities

Net cash provided by (used in) investing activities was $62.7 million for the nine months ended September 30, 2021 compared to $35.2 million during the nine months ended September 30, 2020. The net cash provided by investing activities during the nine months ended September 30, 2021 was primarily due to net proceeds from short-term investment activity, partially offset by purchases of property and equipment. The net cash used in investing activities during the nine months ended September 30, 2020 was primarily due to purchases and maturities from short-term investments.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2021 was $52.6 million compared to $190.8 million for the nine months ended September 30, 2020. The net cash provided by financing activities during the nine months ended September 30, 2021 was primarily the result of the receipt of $52.4 million in proceeds from the issuance of common stock from our at-the-market offerings program. The net cash provided by financing activities during the nine months ended September 30, 2020 was primarily the result of the receipt of $124.0 million in proceeds from a public offering (discussed below), $41.0 million in proceeds from the exercise of warrants and $25.6 million in proceeds from the issuance of common stock from our at-the-market offerings program.

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

At-the-Market Offerings

On February 25, 2021, we entered into an Equity Distribution Agreement (the “2021 Agreement”) with Piper Sandler & Co., Evercore Group L.L.C., and B. Riley Securities, Inc., serving as sales agents (the “Sales Agents”) with respect to an at-the-market offerings program under which we may offer and sell, from time to time at its sole discretion, shares of our common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $125.0 million (the “Shares”) through the Sale Agents (the “2021 Offering”). As of September 30, 2021, we sold 3,516,510 shares of Common Stock under the 2021 Agreement resulting in approximately $52.4 million in net proceeds, with $70.9 million remaining available to be sold under the 2021 Agreement.

On March 27, 2020, we entered into an Equity Distribution Agreement (the “2020 Agreement”) with JMP Securities LLC, serving as placement agent (the “Placement Agent”) with respect to an at-the-market offerings program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $50.0 million (the “Shares”) through the Placement Agent (the “2020 Offering”). We offered Shares having an aggregate offering price of $18.9 million pursuant to the prospectus supplement filed with the SEC on March 27, 2020. On June 1, 2020, we filed an amendment to the 2020 Agreement which amended the prospectus supplement dated March 27, 2020 to increase the aggregate offering price to $50.0 million. The 2020 Agreement was fully utilized during the year ended December 31, 2020, and no Shares were sold under the 2020 Agreement during the three and nine months ended September 30, 2021.

Current Resources

We have financed our operations to date principally through our equity offerings and proceeds from issuances of our preferred stock, common stock, and warrants. At September 30, 2021, we had $174.9 million of cash, cash equivalents and restricted cash and $25.0 million of short-term investments. Accordingly, management believes that the Company has sufficient capital to fund its plan of operations for at least a twelve-month period from the issuance date of our September 30, 2021 financial statements. However, in order to address our capital needs in the long-term, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on February 25, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description

10.1 §	Amendment No. 8 Contract Award issued by the Biomedical Advanced Research and Development Authority of the United Sates Department of Health and Human Services, dated September 17, 2021

31.1 †	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2 †	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1 †	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2 †	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ALTIMMUNE, INC.

Dated: November 9, 2021	By:	/s/ Vipin K. Garg
	Name:	Vipin K. Garg
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2021	By:	/s/ Will Brown
	Name:	Will Brown
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)