Form 10-K
period 2021-12-31
Altimmune, Inc.
filed 2022-03-15
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of voting and non-voting common equity held by non-affiliates, based upon the closing price of the registrant’s common stock on the NASDAQ Global Market on June 30, 2021, was approximately $386.7 million.

As of March 11, 2022, there were 43,222,682 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

ALTIMMUNE, INC.

ANNUAL REPORT ON FORM 10-K

Forward-looking statements

This Annual Report on Form 10-K for the year ended December 31, 2021 (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “may,” “will,” “should,” “could,” “target,” “strategy,” “intend,” “project,” “guidance,” “likely,” “usually,” “potential,” or the negative of these words or variations of such words, similar expressions, or comparable terminology are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, risks associated with the following:

●	our ability to develop and commercialize our current and future product candidates;
●	our ability to expand our pipeline of product candidates and the success of future product candidate advancements, including the success of future preclinical and clinical trials, and our ability to commercialize our products;
●	the reliability of the results of the studies relating to human safety and possible adverse effects resulting from the administration of our product candidates;
●	our ability to obtain potential regulatory approvals on the timelines anticipated, or at all;
●	our ability to obtain additional patents or extend existing patents on the timelines anticipated, or at all;
●	our ability to identify and consummate potential future strategic partnerships or business combinations;
●	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
●	our anticipated financial or operational results;
●	our ability to obtain additional capital resources;
●	risks related to the direct or indirect impact of the COVID-19 pandemic;
●	breaches of data privacy, or disruptions in our information technology systems;
●	our ability to continue to satisfy the listing requirements of the NASDAQ Global Market; and
●	risks detailed under the caption “Risk Factors” in this Annual Report and in our other reports filed with the U.S. Securities and Exchange Commission (“SEC”), from time to time hereafter.

We have based the forward-looking statements included in this Annual Report on information available to us on the date of this annual report. Except as required by law we undertake no obligation to revise or update any forward-

looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make in reports that we, in the future, may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

All forward-looking statements included herein are expressly qualified in their entirety by the foregoing cautionary statements. Unless otherwise indicated, the information in this Annual Report is as of December 31, 2021.

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

Risks Related to Our Business, Financing Requirements, Product Development and Clinical Trials

●	our ability to raise capital
●	our history of operating losses since our founding and the anticipation that we will continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability
●	our ability to develop and commercialize our current and future product candidates
●	delays in our clinical trials or the failure of our trials to demonstrate the safety and efficacy of our product candidates to the satisfaction of applicable regulatory authorities
●	our ability to enroll patients in our clinical trials
●	our ability to predict the time and cost of product development for our product candidates
●	our reliance on third parties to conduct preclinical studies and clinical trials for our product candidates

Risks Related to the Regulatory Approval Process

●	our ability to obtain required regulatory approvals, including in non-U.S. jurisdictions
●	the potential that our product candidates have undesirable side effects or have other properties that delay or prevent their regulatory approval or limit their commercial potential
●	the expense and restrictions of the marketing approval process and ongoing regulatory review if our product candidates ever received regulatory approval

Risks Related to Our Intellectual Property

●	the cost and difficulty of protecting our proprietary rights and the potential that our intellectual property rights do not adequately protect our product candidates
●	our ability to protect our intellectual property rights throughout the world
●	the adequacy of our patent terms to protect our competitive position on our products for an adequate amount of time
●	third-party claims of intellectual property infringement or misappropriation, including circumstances involving our employees, independent contractors or consultants

Risks Related to Commercialization of the Company’s Product Candidates

●	our ability to attain significant market acceptance of our product candidates, if approved, among physicians, patients, third-party payers and others in the medical community
●	our reliance on third parties to manufacture our products in sufficient quantities, or at sufficient yields, or obtain regulatory approvals for a manufacturing facility for our products and if approved, in sufficient quantities to meet commercial demand

●	our reliance on third parties to manufacture our product candidates and related materials for our clinical trials and preclinical studies
●	the ability of our contract manufacturers to manufacture any such product to the specifications and the quantities that are needed along the timelines that are specified

Risks Related to Reimbursement and Government Regulation

●	our ability to obtain coverage and reimbursement in certain market segments for our product candidates, if they are approved
●	the imposition of price controls
●	our ability to comply with multiple substantial federal and state health care and other laws, and the complexity of our regulatory compliance obligations
●	the unknown impact of recent health care reform legislation and other changes in the health care industry and in health care spending

Risks Related to our Securities

●	the volatility of the trading price of our common stock and substantial price fluctuations on heavy volume

Risks Related to COVID-19

●	the ability and timeline to recruit patients for our clinical trials and for our third party contractors to conduct our clinical trials
●	supply chain and labor shortage impacts on our contract manufacturers ability to manufacture our clinical materials and supplies according to the specified time line
●	the ability of additional third party contractors to perform various services required in support of our clinical trials and nonclinical studies

PART I

Item 1. Business

Overview

Altimmune, Inc. is a clinical stage biopharmaceutical company focused on developing treatments for obesity and liver diseases. Our lead product candidate, pemvidutide (proposed INN, formerly known as ALT-801), is a GLP-1/glucagon dual receptor agonist that is being developed for the treatment of obesity and non-alcoholic steatohepatitis (“NASH”). In addition, we are developing HepTcell, an immunotherapeutic agent designed to achieve a functional cure for chronic hepatitis B.

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

Pemvidutide

We completed an acquisition in July 2019 of all of the equity interests of Spitfire Pharma, Inc. (“Spitfire”). Spitfire was a privately held, preclinical pharmaceutical company with the primary asset being a novel peptide-based dual GLP-1/glucagon receptor agonist for the treatment of NASH. We refer to this product candidate as pemvidutide, and it is designed to treat obesity and the metabolic dysfunction that causes NASH.

Obesity is a significant burden to the global healthcare systems and is implicated in two-thirds of the leading causes of death from non-communicable diseases worldwide. Some of the leading co-morbidities of obesity include high blood pressure, high cholesterol, type 2 diabetes, coronary heart disease, stroke, gallbladder disease, osteoarthritis, sleep apnea and breathing problems, certain cancers and NASH. According to the Center for Disease Control and Prevention, total obesity related medical care in the U.S. is estimated to be $147.0 billion per annum. Globally, the market size for weight loss alone was $8.36 billion in 2020 and is estimated that it will reach $27.1 billion by 2028. Previous approaches to the treatment of obesity have been associated with safety concerns, limiting the success of those approaches.

NASH involves multiple metabolic pathways leading to the abnormal accumulation of liver fat, toxic lipid metabolites, and inflammation, leading to fibrosis or eventually liver cancer. Non-alcoholic fatty liver disease (“NAFLD”), the fatty liver precursor to NASH, is present in up to 90% of obese patients, and approximately 20% of NAFLD patients progress to NASH. In addition, up to 40% of NASH patients develop NAFLD recurrence one year after liver transplant, which we believe indicates that the underlying metabolic disease is still present after transplant. We believe the treatment of obesity is the cornerstone of treating NASH and the principal morbidities of NASH.

Pemvidutide’s dual agonist mechanism of action is designed to combine the activity of GLP-1 for the reduction of appetite and inflammation, with the direct activity of glucagon on the liver, including increased energy expenditure, adipose browning, lipolysis and mobilization of the liver fat. Pemvidutide incorporates a proprietary side chain, referred to as the EuPort domain, which is designed to enhance pharmacokinetics for tolerability in the gastrointestinal tract and permit weekly dosing. As observed in a well-established preclinical model of the disease, pemvidutide is capable of inducing significant weight loss with concomitant decreases in liver fat, inflammation and fibrosis. In addition, pemvidutide demonstrated improved metabolic function and exhibited pleiotropic effects in our preclinical testing across multiple metabolic pathways involved in NASH. We also observed in these studies that pemvidutide resulted in profound suppression of genes associated with steatosis, inflammation and stellate cell fibrosis by RNA sequencing.

Clinical Trial Results – Obesity

In September 2021, we announced the completion of a 12-week Phase 1 clinical trial of pemvidutide in Australia under a clinical trial application. The trial was a first-in-human, randomized, placebo-controlled, single-ascending and multiple-ascending dose (“MAD”) study in overweight and obese volunteers. The endpoints of the Phase 1 trial were to assess the safety, tolerability and pharmacokinetics of pemvidutide, with primary readouts on safety, pharmacokinetics and weight loss. Additional readouts included metabolic and lipid profile, cardiovascular measures and glucose homeostasis. At 12 weeks, subjects receiving pemvidutide showed mean weight losses of 4.9%, 10.3% and 9.0% at the 1.2 mg, 1.8 mg and 2.4 mg doses, respectively, while the placebo group experienced a mean weight loss of 1.6%, and in the absence of caloric restriction or lifestyle modification. Weight loss occurred rapidly and consistently over 12 weeks.

Summary of 12-week MAD weight loss findings
Characteristic		Treatment
		1.2mg (n=7)	1.8mg (n=9)	2.4mg (n=11)	Pooled Placebo (n=7)
Baseline demographics
Age, years	Mean (SD)	27.7 (10.5)	32.0 (10.7)	31.4 (11.7)	35.3 (12.4)
Body weight (kg)	Mean (SD)	90.5 (15.4)	86.4 (12.9)	91.9 (15.1)	87.6 (14.3)
BMI (kg/m2)	Mean (SD)	30.0 (3.9)	30.1 (3.9)	31.8 (2.9)	31.0 (4.3)
Results
Weight loss (kg)	Mean (SD)	-4.7 (3.0)	-8.8 (3.0)	-8.4 (2.8)	-1.5 (3.0)
Weight loss (%)	Mean (SD)	-4.9 (2.9) %	-10.3 (3.4) %**	-9.0 (3.3) %*	-1.6 (3.0) %
*p < .01, **p < .005, compared to placebo

The 1.8 mg dose cohort experienced the highest weight loss, with 100% of the subjects losing at least 5% of body weight and 55% of subjects losing at least 10% of body weight. The amounts of weight loss at the 1.8 mg and 2.4 mg doses were similar given the sample size and overlapping confidence intervals. No correlation was found between the magnitude of weight loss and either age or baseline body mass index (“BMI”). Favorable or statistically significant trends were observed in secondary measures, including reductions in systolic and diastolic blood pressure, serum lipids and HOMA-IR (a measure of insulin resistance). In addition, a rise in ketone bodies was observed, consistent with the effects of glucagon on fat metabolism.

Side effects in this study were mild to moderate, with no serious or severe treatment-emergent adverse events reported. No discontinuations due to adverse events were reported.

Summary of 12-week MAD safety findings
Characteristic	Treatment
	1.2mg (n=7)	1.8mg (n=9)	2.4mg (n=11)	Pooled Placebo (n=7)
Discontinuations due to adverse events (n)	0	0	0	0
Early withdrawal (n)	1	0	2	2
Gastrointestinal adverse events
Nausea
Mild	14.3%	55.6%	45.5%	14.3%
Moderate	14.3%	11.1%	45.5%	0%
Vomiting
Mild	14.3%	11.1%	45.5%	14.3%
Moderate	0%	11.1%	27.3%	0%
Diarrhea
Mild	0%	0%	18.2%	0%
Moderate	0%	0%	0%	0%
Constipation
Mild	0%	11.1%	18.2%	0%
Moderate	0%	11.1%	9.1%	0%
Other adverse events (n)	0	2	1	0

Unlike the majority of other clinical trials with agents within the GLP-1 class, including dual agonists and tri-agonists, a gradual increasing of dose within a subject over a period of weeks to months to improve tolerability was not used in the pemvidutide trial. Even without that so called dose titration, the symptoms experienced by subjects who received pemvidutide 1.2 mg and 1.8 mg were predominantly mild, did not require treatment and were consistent with known effects of GLP-1-based therapies. Tolerability was observed to decrease at the highest dose level. One subject receiving placebo and one subject receiving pemvidutide 1.8 mg had a 3 to 5-fold elevation in alanine aminotransferase (“ALT”) levels over baseline that resolved rapidly after a pause in dosing. In this trial, no perturbations of glucose control, as assessed by fasting glucose and hemoglobin A1c, were observed in subjects with obesity/overweight with pre-diabetes; in fact, a reduction of insulin resistance was observed, as expected when significant weight loss is experienced. We are currently conducting a Phase 1 trial to establish the effects of pemvidutide on glucose control and confirm the reduction in insulin resistance in patients with Type 2 diabetes.

Clinical Trial Results – Liver Fat Content

While the trial inclusion criteria did not pre-specify a minimum liver fat content (“LFC”), the trial did enroll a number of subjects with measurable LFC as determined by magnetic resonance imaging – proton density fat fraction (“MRI-PDFF”). A post-hoc analysis of the trial data through 6 weeks showed that 8 subjects had hepatic steatosis, defined as liver fat content greater than or equal to 5% (LFC range from 5.5% to 19.5%), at baseline. LFC fell below the limit of detection (“LOD”), or less than 1.5%, within 6 weeks of treatment in all subjects with steatosis receiving the 1.8 mg or 2.4 mg dose of pemvidutide, representing a greater than 90% reduction in the liver fat content (see chart below). These findings reinforce the results from preclinical studies of pemvidutide, in which we observed statistically greater reductions in liver fat than an equivalent dose of semaglutide. We believe these findings support the potential combined beneficial effects of weight loss and glucagon agonism on liver fat content.

Images of Representative MRI-PDFF Images at Baseline and Week 6

The chart below displays the changes in liver fat content at Week 6 compared to baseline in the 8 subjects with steatosis at baseline:

Treatment Group	Weight Loss (%) at Week 6	MRI-PDFF
		Baseline	Week 6	Absolute ∆ at Week 6 (%)		Relative ∆ at Week 6 (%)
				Individual	Mean	Individual	Mean
Placebo	0.5	5.2	3.7	1.5	1.5	28.8	28.8
pemvidutide 1.2 mg	1.0	19.1	14.0	5.10	6.50	26.7	48.2
	5.1	11.2	3.4	7.80		69.6
pemvidutide 1.8 mg	4.4	12.4	< LOD	11.65	11.65	94.0	94.0
pemvidutide 2.4 mg	3.7	17.0	< LOD	16.25	11.50	95.6	91.9
	4.9	5.5	< LOD	4.75		86.4
	3.1	7.0	< LOD	6.25		89.3
	4.7	19.5	< LOD	18.75		96.2
LOD (limit of detection) = 1.5%; for absolute and relative ∆, values < LOD are set at 0.75%

Clinical Development Plan

We submitted an Investigational New Drug application (“IND”) for evaluation of pemvidutide in obesity to the U.S. Food and Drug Administration (“FDA”) in December 2021 and we announced on January 31, 2022 that we had received FDA clearance for a Phase 2 trial in this indication. We expect to initiate this 48-week Phase 2 obesity trial in the first half of 2022. The readouts of that study will include safety, weight loss and other metabolic measures. The study will include a 24-week interim analysis of safety and weight loss that we expect will read out in the fourth quarter of 2022.

We are currently conducting a 12-week Phase 1b trial of pemvidutide in patients with NAFLD at multiple sites in the United States. This double-blind, randomized, placebo-controlled study will enroll approximately 72 diabetic and non-diabetic overweight and obese adult patients with a liver fat content greater than 10% as measured by MRI-PDFF. The primary efficacy endpoint is the change in liver fat content from baseline, with a secondary endpoint of weight loss. The study is expected to read out topline results in the third quarter of 2022. We expect to initiate a 12-week double-blind, placebo-controlled extension study which, combined with the 12-week Phase 1b NAFLD trial, will allow patients to receive up to a total of 24 weeks of continuous pemvidutide or placebo treatment and provide a read out on weight loss after 24 weeks of treatment, which is expected in the fourth quarter of 2022. Based on the findings of the NAFLD study and evaluation of other priorities, we intend to initiate a 52-week biopsy-driven Phase 2 NASH study in 2022.

HepTcell

HepTcell is an immunotherapeutic product candidate for patients chronically infected with the hepatitis B virus (“HBV”). Approximately 300 million people worldwide live with chronic HBV infection, including approximately 2.2 million in the United States. Chronic HBV infection can lead to serious complications, including cirrhosis and liver cancer. Approximately 780,000 people die per year worldwide due to cirrhosis and liver cancer. Current antivirals prevent disease progression but rarely clear chronic infection. HepTcell is designed to drive CD4+ and CD8+ T-cell responses against all HBV genotypes in patients of all ethnic backgrounds. Stimulating T-cell responses in chronically infected HBV patients has been challenging because chronic infection with HBV strongly suppresses T-cell immunity directed against the virus. HepTcell focuses the T cell response on discrete, highly conserved regions of the HBV proteome. We believe our approach allows HepTcell to break immune tolerance by activating T-cells against critical viral sequences with decreased probability of immune escape due to viral mutation. HepTcell is based on our synthetic peptide technology platform and is given by intramuscular injection. In 2018, we completed a Phase 1 trial in the United Kingdom and South Korea in adult patients with chronic HBV. The HepTcell Phase 1 trial was a double-blinded, placebo-controlled, randomized, dose-escalation study that enrolled 61 subjects with chronic HBV who were HBeAg-negative and well-controlled on licensed antivirals. A total of 41 patients received one of two dose levels of HepTcell, with and without IC31™, a depot-forming TLR9 adjuvant developed by Valneva SE, while 20 control patients received either IC31 alone or placebo. Patients received three injections 28 days apart and were followed for six months after the final dose. All dose combinations were generally well-tolerated and met the primary endpoint of safety. In the two adjuvanted HepTcell arms, T-cell responses against HBV markedly increased over baseline compared to placebo.

The table below presents the immunogenicity against hepatitis B epitopes that was demonstrated in our Phase 1 clinical trial:

We initiated a Phase 2 study during Q4 2020 in the United States, Canada and Europe that is a double-blind, randomized, placebo-controlled study of 80 adult patients with HBeAg-negative inactive CHB and HBsAg ≤ 100 IU/mL. Patients with HBsAg ≤ 100/mL are more likely to mount effective T cell responses against HBV than those with higher levels. The vision is that HepTcell could be used in combination with newer direct acting agents that may be more effective than nucleosides in reducing HBsAg to this level. HepTcell is being administered in 6 doses at the low dose level of HepTcell plus IC31™ at 4-week intervals for 24 weeks, and patients will be followed for one year to evaluate safety and durability of response. The primary efficacy endpoint is virological response, defined as a 1-log reduction in HBsAg levels from baseline or HBsAg clearance at 24 weeks. Secondary efficacy endpoints include reactivation of anti-HBV T cell responses and other assessments of virologic response. We expect data from this study in the first half of 2023. A follow-up phase will assess the safety and durability of response one year after completion of treatment.

Discontinued Programs

AdCOVID

AdCOVID was an intranasal COVID-19 vaccine candidate designed to guard the respiratory tract from viral invasion and to provide protection against viral spread through stimulation of both mucosal and systemic antibodies (IgA and IgG) as well as cell-mediated immunity. By stimulating mucosal immunity in the nasal cavity, a key point of entry and replication for the SARS-CoV-2 virus, we believed that AdCOVID had the potential to defend against both the infection and spread of the virus to others. We submitted an IND to the FDA in the fourth quarter of 2020 and received clearance from the FDA in February 2021 to initiate a Phase 1 clinical trial of AdCOVID. The Phase 1 clinical trial evaluated the safety and immunogenicity of AdCOVID in 92 healthy adult volunteers between the ages of 18 and 55. In June 2021, we announced the discontinuation of the development program for AdCOVID following our review of findings from the Phase 1 clinical trial and in consideration of the highly competitive COVID-19 landscape. In the study, the tolerability of AdCOVID was similar to placebo, but the immunogenicity data demonstrated lower than expected immune responses for each of the immune parameters tested.

T-COVID

T-COVID was an intranasal immune modulating therapeutic candidate based on the same replication-deficient adenovirus 5 (“RD-Ad5”) vector technology behind our other intranasal vaccine candidates, but it acted through a different mechanism that may have involved the innate immune system. With the support of the U.S. Army Medical Research & Development Command in collaboration with the Medical Technology Enterprise Consortium, during 2020, we initiated a placebo-controlled Phase 1/2 double-blind clinical trial to evaluate the potential of T-COVID to prevent clinical worsening in patients with early COVID-19. The trial was expected to enroll 96 community-based patients who were 18 years and older that present with fever, cough, or shortness of breath, with onset of symptoms within 48 hours, and a diagnosis of COVID-19 within 72 hours. The primary endpoint of the trial was the proportion of patients with clinical worsening, defined as a 4% decrease in pulse oxygen saturation, or the need for hospitalization. Secondary endpoints measured the average decrease in resting pulse oxygen saturation, average increase in resting pulse rate and proportion of patients requiring oxygen supplementation and mechanical ventilation. However, the effective rollout in the U.S. of authorized COVID-19 vaccines and decreasing incidence of disease significantly reduced the number of patients meeting our enrollment criteria, and we had been unable to enroll subjects in the final cohort, the cohort most likely to benefit from T-COVID. As a result of enrollment challenges, we decided to terminate further enrollment and have terminated the development of T-COVID.

NasoShield

NasoShield was an anthrax vaccine product candidate designed to provide rapid and stable protection after a single intranasal administration. It was being developed with the support of the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) for post-exposure prophylaxis against anthrax following exposure to aerosolized B. anthracis spores. We commenced a Phase 1b trial of NasoShield in adults in 2020 which builds on the Phase 1a trial completed in 2018 and evaluated the effect of modified methods of intranasal dosing on NasoShield safety and immunogenicity. The trial enrolled 42 healthy subjects who received intranasally administered NasoShield or saline placebo and were then monitored for 6 months post-dosing. The primary endpoint was the safety and tolerability of NasoShield. The primary immunogenicity readouts included the serum binding antibody to protective antigen and anthrax toxin blocking antibody responses at 28- and 56-days post-dose administration. Stimulation of the mucosal IgA immune response in the nasal cavity was also assessed. In April 2021, we received clinical data from the Phase 1b trial that showed positive immunogenicity results and a NasoShield tolerability profile similar to placebo. On December 31, 2021, the development support from BARDA ended and we have discontinued further development of the program.

NasoVAX

NasoVAX was a recombinant intranasal vaccine product candidate that was being developed for both seasonal and pandemic use. We believed NasoVAX could simultaneously activate the humoral, mucosal and cellular immune arms which may enable a more comprehensive immune response. The data from our Phase 2a trial with a monovalent NasoVAX vaccine indicated that NasoVAX achieved 100% seroprotection based on serum antibody responses, which was comparable to published results of a licensed injected influenza vaccine. Statistically significant increases in mucosal antibody were noted as well as a robust T cell response directed against influenza. The tolerability profile of NasoVAX was similar to placebo. Approximately half of the subjects from the highest dose were evaluated between 12 and 14 months after initial dosing for additional immunogenicity assessment. The durability data show that the immune response elicited by NasoVAX was stable with no overall change in the antibody titer or level of seroprotection over an average of

13 months. After evaluating the development path of NasoVAX, we have discontinued further development of the program.

Our Strategy

Key elements of our strategy include the following:

●	Apply our EuPort platform technologies to design and develop treatments for obesity, NASH and other metabolic diseases;
●	Strategically partner or out-license certain product candidates at later stages of development to focus our efforts on early to mid-stage product development; and
●	In-license or acquire complementary metabolic or immunotherapeutic technologies and product candidates that are either synergistic or complementary to our capabilities to expand our pipeline.

Our Technology Platforms

Certain product candidates are based on our proprietary platform technologies as described below:

Incretin-based Peptide Technology – EuPort

EuPort is a platform technology that comprises a hydrophobic domain (e.g., substituted or unsubstituted alkyl chain) and a hydrophilic group (e.g., saccharide) conjugated to a non-terminal amino acid of the peptide. The technology, on which pemvidutide is based, allows the peptide to bind extensively to albumin, an abundant protein in the blood, slowing the elimination of the peptide and increasing its serum half-life, allowing for weekly instead of daily dosing, for example. EuPort technology may also slow the entry of the peptide into the circulation following subcutaneous injection which may lead to improvements in tolerability or other characteristics of the peptide as have been observed with pemvidutide. We have license rights to develop incretin-based peptide therapeutics based on EuPort technology for any indication.

Key aspects of our EuPort technology, supported by findings in our preclinical studies, include its potential to:

●	increase the serum half-life of the peptide allowing for extended dosing intervals; and
●	slow the entry of the peptide into the circulation, increasing the Tmax of the peptide, and potentially improving the tolerability of the peptide.

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

Key aspects of our Densigen technology, supported by findings in our preclinical studies and clinical trials, include its potential to:

●	elicit responses across multiple targets for the disease;
●	direct an immune response precisely to specific antigen sites, thereby avoiding more reactive but less effective sites present in the full-length protein; and
●	prompt a stronger immune response than naked peptides due to depot effect caused by attaching a biologically inert fluorocarbon chain to each peptide.

Intranasal Vaccines – RespirVec

Our RespirVec platform is designed to elicit rapid and long-term immune protection by intranasal delivery of adenovectored pathogen sequences. We believe that our RespirVec technology may be particularly well-suited for respiratory pathogens as a result of its ability to stimulate mucosal immunity in the nasal cavity, a site of viral attack. RespirVec is designed to stimulate serum neutralizing antibody and cellular immune response for a broad immune response and is stable at room temperature for several months. We believe that the favorable stability profile of RespirVec vaccines, when combined with the simple intranasal route of administration, has the potential for efficient and inexpensive distribution of the vaccine.

RespirVec technology is comprised of intranasal delivery of replication-deficient adenoviruses and is protected by patents that we own or license.

Key aspects of our RespirVec technology, supported by findings in our preclinical studies and clinical trials, include its potential to:

●	enable intracellular expression of the vaccine antigen for authentic immune presentation;
●	mobilize the innate, cellular and mucosal immune systems, not just the antibody-based response triggered by conventional injectable vaccines;
●	elicit a more durable antibody response than typical licensed injectable vaccines;
●	provide a self-adjuvanting adenovector delivery system with the potential to improve immunogenicity; and
●	allow a rapid production cycle at anticipated lower costs.

Competition

The biopharmaceutical industry is intensely competitive and is characterized by rapid technological progress. In general, competition among pharmaceutical products is based in part on product efficacy, safety, reliability, availability, price and patent position. An important factor is the relative timing of the market introduction of our products and our competitors’ products. Accordingly, the speed with which we can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market is an important competitive factor. Our competitive position also depends upon our ability to show differentiation with a product that is either more efficacious, particularly in the relevant target populations, offers a better safety or tolerability profile, is less expensive or quicker to manufacture, or represents a combination of these advantages. We also depend upon our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often substantial period between technological conception and commercial sale.

Large and established companies such as Eli Lilly, Roche, Novo Nordisk and Pfizer, among others, compete in the same market as our product candidates. These companies compete with us with their greater experience and resources to support their research and development efforts, conduct testing and clinical trials, obtain regulatory approvals to market products, manufacture such products on a broad scale and market approved products. These companies also compete with us by having significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development and have collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the products that we develop obsolete. We also face competition from smaller companies who, like us, rely on investors to fund research and development and compete for co-development and licensing opportunities from large and established pharmaceutical companies.

We face competition for pemvidutide, our dual GLP-1/glucagon dual agonist for the treatment of obesity and NASH. For obesity, we face competition from companies such as Novo Nordisk, whose GLP-1 agonist, brand named Wegovy, or compound name semaglutide, was approved in June 2021. Other companies with potentially competitive candidates in development, include Eli Lilly with GLP-1/glucose-dependent insulinotropic polypeptide receptor (“GIP”)

dual agonists; Boehringer Ingelheim, Merck/Hamni Pharmaceutical, AstraZeneca, Innovent Biologics/Eli Lilly and D&D Pharma, with GLP-1/glucagon receptor dual agonists; Hanmi Pharmaceutical and Eli Lilly with GLP-1/glucagon/GIP triple agonists; and Novo Nordisk with Amylin and Amylin-GLP-1 combination candidates. We face competition in NASH from companies such as Intercept Pharmaceuticals, which is developing a farnesoid X receptor (“FXR”) agonist; Madrigal Pharmaceuticals and Viking Therapeutics, which are developing orally administered, thyroid hormone receptor (“THR”) β-selective agonist; Akero Therapeutics, 89Bio, Novo Nordisk and Roche, which are developing fibroblast growth factor 21 analogs; Novo Nordisk, which is developing a GLP-1 agonist; Eli Lilly which is developing a GLP-1/GIP dual receptor agonist; Merck, which is developing a GLP-1/glucagon dual receptor agonist; Hanmi Pharmaceutical, which is developing a GLP-1/glucagon receptor/GIP receptor triple agonist; and, Inventiva, which is developing a pan-peroxisome proliferator-activated receptor (“PPAR”) agonist. Finally, we face competition for HepTcell, our immunotherapeutic HBV product candidate, from companies such as Janssen, Vaccitech and VBI Vaccines, all of which are developing a therapeutic vaccine against chronic HBV infection. In addition, many other companies are developing direct acting antivirals against HBV.

Intellectual Property

We generally seek patent protection for our technology and product candidates in the United States and abroad. The patent coverage available to biotechnology companies is generally uncertain because it involves complex legal and factual considerations. Our success will depend, in part, on whether we can:

●	obtain patents to protect our own technologies and product candidates;
●	obtain licenses to use the technologies of third parties, which may be protected by patents;
●	protect our trade secrets and know-how; and
●	operate without infringing the intellectual property and proprietary rights of others.

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

Patent Rights Related to our RespirVec Platform Technology

Immunotherapy for Respiratory Pathogens — Intranasal Application of Adenoviral Vector Vaccines

We have developed a rapid and prolonged immunologic-therapeutic technology, for which we have a patent issued or allowed in the United States, Europe, South Korea and Japan for respiratory pathogens including influenza, coronavirus and anthrax; and pending applications in the United States, Europe, Japan and other commercially relevant jurisdictions. The claims are directed to methods for inducing an immune response against respiratory pathogens including influenza, coronavirus and Bacillus anthracis, the causative agent of anthrax, comprising intranasal administration of an effective amount of E1 and/or E3 deleted adenovirus. The patent and, if issued, the patent(s) resulting from the pending applications have an expiration date no earlier than March 2032, not giving effect to any potential extensions and assuming payment of all associated fees.

We have also developed methods of administering and dosing the intranasal adenoviral vector vaccine compositions, for which we have an international (“PCT”) patent application filed, with expectation that in due course in jurisdictions of commercial consideration (e.g., United States, Europe, Japan) there will be national or regional patent applications based on the PCT. The claims are directed to transmucosal administration of our respiratory anti-infective product candidates based on our RespirVec platform technology. The patent(s), if issued, resulting from the pending application have an expiration date of no earlier than August 2040, not giving effect to any potential extensions and assuming payment of all associated fees.

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

In consideration for the license, we paid an up-front license fee, issued equity shares, and agreed to pay certain development-based milestone payments through approval of licensed products by the FDA, up to an aggregate amount of approximately $2.5 million. We also agreed to pay royalty payments as a percentage of net sales of products in any country where the manufacture of such product is covered by a valid claim of any licensed patent or uses licensed know-how, subject to a royalty stacking reduction and minimum annual royalty payments, until the expiration of the term of the amended agreement.

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

On April 2, 2020, we entered into Amendment No. 3 to the Second Restated License Agreement and additionally entered into Amendment No. 4, 5 and 6 throughout 2020 (collectively, the “Amendments”), by and between us and Janssen (as amended by Amendment No. 1 to Second Restated License Agreement and Amendment No. 2 to Second Restated License Agreement, together with the Amendments, the “License Agreement”). Pursuant to the Amendment, the field of licenses granted to us for the use of the PER.C6 cell line under the License Agreement is expanded to cover COVID-19 caused by SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), in addition to the existing licenses related to Bacillus anthracis and influenza virus. Pursuant to the Amendment, we agreed to pay certain additional development-based milestone payments through approval of licensed products by the FDA for the treatment or prevention of COVID-19, up to an aggregate amount of $1.2 million. We also agreed to pay royalty payments as a percentage of net sales of products to a royalty stacking reduction and minimum annual royalty payments, until the expiration of the term of the License Agreement, as amended. We additionally entered into Amendment No. 4, 5 and 6 throughout 2020 to add additional manufacturing partners related to manufacturing AdCOVID. As of December 31, 2021, we have paid Janssen $2.9 million in cash and equity under the License Agreement.

Patent Rights Related to our EuPort Platform Technology

EuPort Technology — In-Licensed from Mederis Diabetes, LLC

Pursuant to a license agreement between the Company and Mederis Diabetes, LLC (“Mederis”) (the “Mederis IP License Agreement”), we are the exclusive licensee of patent rights owned by Mederis to develop and commercialize surfactant functionalized (“EuPort domain”) incretin-based peptide therapeutics, including GLP-1, Glucagon, Oxyntomodulin, and variants thereof, for any indication, and Mederis has certain patent rights granted back to it for the use of the EuPort technology outside of the Company’s exclusive field of incretin-based peptide therapeutics. The EuPort domain comprises a hydrophobic domain (e.g., substituted or unsubstituted alkyl chain) and a hydrophilic group (e.g., saccharide) conjugated to a non-terminal amino acid of the peptide. Patents under Mederis IP License Agreement have been granted in the United States, Japan and Korea, and applications pending in the United States, Japan as well as other commercially relevant jurisdictions. The claims are directed to peptides (at least four amino acids in length), including peptides that bind receptors for Glucagon and/or GLP-1, conjugated to an alkyl saccharide surfactant, including an alkyl glycoside surfactant. The patents and, if issued, the patent(s) resulting from the pending application(s) have an expiration date of no earlier than May 2032, not giving effect to any potential extensions and assuming payment of all associated fees. Patents subject to the Mederis IP License Agreement have also been granted in the United States, Australia, Israel and Japan, and applications pending in the United States, Europe, Japan, China and other commercially relevant jurisdictions, wherein the claims are directed to specific GLP-1 and/or Glucagon peptides conjugated to the EuPort domain. The patents and, if issued, the patent(s) resulting from the pending application(s) have an expiration date of no earlier than May 2035.

Patent Rights Related to Our Densigen Platform Technology

Fluorocarbon Antigen Delivery Vectors

We are developing a fluorocarbon antigen construct platform technology. Our patents covering this technology are issued in the United States, China, Japan and certain European countries, including the United Kingdom, Germany and France. Additional patents are issued in other commercially relevant jurisdictions and an application is pending in the United States. The claims are directed to the fluorocarbon linked antigen construct, compositions comprising the construct and methods of using the construct to stimulate an immune response. The patents and, if issued, the patent(s) resulting from the pending patent applications, are expected to have an expiration date no earlier than April 2025, not giving effect to any potential extensions and assuming payment of all associated fees.

Formulation of Antigen Delivery Vectors — Manufacturing Process for the Final Formulation of the Antigen Delivery Vectors

We are developing a manufacturing process for solubilizing certain fluorocarbon peptides and final lyophilized compositions thereof that are soluble in an aqueous solution, for which we have patents issued in the United States, Europe, Korea and Japan and patent applications pending in the United States and Japan, as well as other commercially relevant jurisdictions. The claims are directed to methods of solubilizing certain fluorocarbon antigen peptides using acetic acid formulations and manufactured lyophilized compositions thereof that are soluble in an aqueous solution. The patents and, if issued, the patent(s) resulting from the pending patent applications, are expected to have an expiration date no earlier than December 2031, not giving effect to any potential extensions and assuming payment of all associated fees.

Patent Rights Related to Our Product Candidates

Pemvidutide, Dual GLP-1/Glucagon Dual Agonist for NASH

We are the exclusive licensee of patent rights owned by Mederis Diabetes, LLC (“Mederis”) to develop and commercialize surfactant functionalized GLP-1/Glucagon/Oxyntomodulin-based peptide therapeutics, and variants thereof, for any use including the treatment of obesity, metabolic syndrome, insulin resistance, diabetes and cardiovascular disease. Patents under this license agreement (“Mederis IP License Agreement”) have been granted in the United States, Europe, Japan, Australia and Mexico with pending applications in the United States, Europe, Japan, and Korea, as well as other commercially relevant jurisdictions. The claims are directed to GLP-1/glucagon dual agonist peptides conjugated to a surfactant and their use to treat metabolic syndrome, obesity and other related diseases. The patents and, if issued, the patent(s) resulting from the pending application(s) have an expiration date of no earlier than May 2032 and extending to May 2035, not giving effect to any potential extensions and assuming payment of all associated fees. Use of pemvidutide for treating NASH is further covered by, and subject to the Mederis IP License Agreement, pending applications in the U.S., Europe, Japan and other commercially relevant jurisdictions. If issued, the patent(s) resulting from the pending application(s) have an expiration date of no earlier than January 2039, not giving effect to any potential extensions and assuming payment of all associated fees.

Use of pemvidutide in methods with improved tolerability, dosing and therapeutic regimens is further covered in a U.S. patent application and PCT patent application owned by us and not subject to the Mederis IP License Agreement, and from which we expect to file National Phase patent applications in commercially relevant jurisdictions. The claims are directed to the use of pemvidutide in a therapeutic dosing regimen with improved tolerability. If issued, the patent(s) resulting from the pending application(s) have an expiration date of no earlier than February 2041 not giving effect to any potential extensions and assuming payment of all associated fees.

Use of pemvidutide in methods for inducing weight loss is further covered in a U.S. patent application and corresponding PCT patent application owned by us and not subject to the Mederis IP License Agreement, and from which we expect to file National Phase patent applications in commercially relevant jurisdictions. The claims are directed to the use of pemvidutide in a therapeutic dosing regimen for chronic weight management. If issued, the patent(s) resulting from the pending application(s) have an expiration date of no earlier than December 2041, not giving effect to any potential extensions and assuming payment of all associated fees.

HepTcell, Chronic Hepatitis B Immunotherapy

We are developing an HBV immunotherapy technology directed to compositions comprising fluorocarbon constructs with specific peptide HBV antigen sequences. We have an issued patent for this technology in the United States, Europe, Japan and Korea and pending applications in the United States, Europe, Japan, China and Korea, as well as other commercially relevant jurisdictions. The claims are directed to HBV antigen peptide sequences comprising T-cell epitopes linked to fluorocarbon chains and compositions comprising a combination of HBV antigen peptide sequences. The patents, and if issued, the patent(s) resulting from the pending patent applications, are expected to have an expiration date no earlier than December 2033, not giving effect to any potential extensions and assuming payment of all associated fees. HepTcell is also covered by the patents and patent applications relating to our Densigen platform technology.

Use of HepTcell for treating patients with chronic hepatitis B viral (HBV) infection is further covered by a pending U.S. provisional patent application, from which we expect to file U.S. and international patent applications. The claims are directed to treating patients with chronic hepatitis B virus (HBV) infection characterized with low hepatitis B surface antigen (“HBsAg”). If issued, the patent(s) resulting from the pending patent application(s) are expected to have an expiration date no earlier than December 2041, not giving effect to any potential extensions and assuming payment of all associated fees.

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

U.S. government contracts typically are subject to audit by the government and contain termination provisions for the government allowing it to terminate at its discretion, which subjects us to additional risks. These risks include the ability of the U.S. government unilaterally to:

●	preclude us, either temporarily or for a set period of time, from receiving new contracts or extending our remaining contracts based on violations or suspected violations of laws or regulations;

●	terminate our remaining contracts either for the convenience of the government (at the government’s sole discretion, for example, if funds become unavailable or the government no longer wants the work) or for default (for failing to perform in accordance with the contract schedule and terms);
●	revise the scope and value of our contracts and/or the timing for work to be performed;
●	audit and object to our contract-related costs and fees, including allocated indirect costs;
●	control and potentially prohibit the export of our products;
●	claim rights to intellectual property, including our products, developed under the contract;
●	add or remove the terms and conditions in our contracts; and
●	cancel or amend planned procurements, including outstanding request for proposal solicitations.

Termination-for-convenience provisions generally enable us to recover only our costs incurred or committed, settlement expenses, and profit on the work completed prior to termination. Termination-for-default provisions do not permit these recoveries and would make us liable for excess costs incurred by the U.S. government in procuring undelivered items from another source.

MTEC COVID-19 Contract

We funded our Phase 1/2 clinical trial of T-COVID with a $4.7 million grant from the U.S. Army Medical Research & Development Command (“USAMRDC”). The competitive award was granted by USAMRDC in collaboration with the Medical Technology Enterprise Consortium (“MTEC”), a 501(c)(3) biomedical technology consortium working in partnership with the Department of Defense (“DoD”). Under the contract, MTEC paid us a firm fixed fee based on achieving certain milestones for conduct and completion of a Phase 1/2 study. Through December 31, 2021, we have collected an aggregate of approximately $4.7 million in cash under the contract.

We own the intellectual property rights to inventions made by us in the performance of work under the MTEC contracts provided that we disclose such inventions to the U.S. government and notify the U.S. government of our election to retain title. The U.S. government will have a non-exclusive, non-transferable, irrevocable, paid-up license to practice, or have practiced for or on our behalf, such inventions throughout the world, in addition to other rights customarily reserved by the U.S. government for intellectual property generated using government funds.

BARDA Anthrax Contract

We were developing our NasoShield anthrax vaccine pursuant to a contract with BARDA that commenced in July 2016. Under this contract, BARDA paid us a fixed fee and reimburses certain of our costs for the research and development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine through current good manufacturing practice (“cGMP”) manufacture and conduct of a Phase 1 clinical trial dose ranging assessment of safety and immunogenicity. The contract consisted of an initial base performance period providing approximately $30.9 million in funding for the period July 2016 through December 2021. BARDA had seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical studies for a three-year period. Each option, if exercised by BARDA, would have provided additional funding ranging from approximately $1.1 million to $34.4 million, providing a total contract potential of $136.8 million. Through December 31, 2021, the end of the contract, we have collected an aggregate of approximately $29.2 million in cash under the current BARDA contract.

We have been audited by BARDA through 2019 and have agreed on final indirect rates with BARDA through 2019.

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

United States Government Regulation

The FDA regulates drugs and biological products under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”), the Public Health Service Act (“PHS Act”), the FDA regulations under Titles 21 and 42 of the Code of Federal Regulations (21 CFR and 42 CFR), as well as other federal, state and local statutes and regulations. The FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the testing, research, manufacturing, approval, safety, efficacy, labeling, packaging, storage, record keeping, distribution, import, export, reporting, sale, advertising and other promotional practices involving drugs and biological products. An IND application must be in effect before clinical testing of drugs and biological products can begin. FDA approval must be obtained before drugs and biological products can be marketed. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources, and each process may take several years to complete, although certain expedited programs potentially applicable to our product candidates, such as FDA fast track designation for certain new drugs with the potential to address unmet medical needs for certain serious or life-threatening conditions, may potentially expedite development and/or approval processes. Certain federal incentive programs are also potentially applicable to our product candidates, such as for “orphan drugs” that treat rare conditions. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all, and we may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our product candidates. In addition, the FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the products. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval. In addition, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could adversely affect our ability to commercialize our product candidates.

Drug and Biological Products Development Process

The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests and animal studies according to applicable good laboratory practices (“GLP”), applicable requirements for the humane use of laboratory animals, such as the Animal Welfare Act or other applicable regulations;
●	submission to the FDA of an application for an IND which must become effective before human clinical trials may begin;
●	obtaining approval by an independent Institutional Review Board (“IRB”) at each clinical site before a clinical trial may be initiated at that site;
●	performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices (“GCP”) and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed product for its intended use;
●	submission to the FDA of a new drug application (“NDA”) or biologics license application (“BLA”) for marketing approval that includes substantial evidence of safety, purity and potency from results of clinical trials, as well as the results of preclinical testing, detailed information about the chemistry, manufacturing and controls, and proposed labeling and packaging for the product candidate;
●	review of the product candidate by an FDA advisory committee, if applicable;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product candidate is produced to assess compliance with cGMP and to confirm that the facilities, methods and controls are adequate to assure the product candidate’s identity, strength, quality and purity;
●	satisfactory completion of potential FDA audits of the preclinical study and clinical trial sites that generated the data in support of the NDA or BLA; and
●	FDA review and approval, or licensure, of the NDA or BLA, including agreement on post-marketing commitments, if applicable.

Before testing any drug or biological product candidate in humans, the product candidate enters the preclinical study stage. Preclinical studies include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of certain preclinical studies must comply with federal regulations and requirements including GLP and the Animal Welfare Act.

The clinical trial sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical trial protocol, to the FDA as part of the IND. Some preclinical studies may continue even after the IND is submitted. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. The FDA may also place the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Even after the IND has gone into effect and clinical testing has begun, the FDA may also impose a partial or complete clinical hold on clinical trials due to safety concerns or non-compliance. A partial clinical hold would limit a trial, for example, to certain doses or for a certain length of time or to a certain number of subjects. A complete clinical hold order issued by the FDA would delay a proposed clinical study or cause suspension of an ongoing study until all outstanding concerns have been adequately addressed and the FDA has notified the company that investigations may proceed or resume. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once the trials have begun, issues will not arise that suspend or terminate such studies.

Clinical trials involve the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events (“AEs”) should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND during applicable phases of development. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations and GCP requirements, which establish standards for conducting, recording data from, and reporting the results of clinical trials, with the goals of assuring that the data and results are credible and accurate and that study participants’ rights, safety, and well-being are protected. GCP requirements include the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials, not only from the investigational product itself but also from any required procedures or study visits to be conducted during the trial, are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1. The drug or biological product is initially introduced into a small group of healthy human subjects (e.g., 10 to 20 volunteers) and tested for safety and to develop detailed profiles of its pharmacological and pharmacokinetic actions, determine side effects associated with increasing doses, and, if possible, gain early evidence of effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
●	Phase 2. The drug or biological product is evaluated in a larger but limited patient population (e.g., a few hundred patients with the disease or conduction under study) to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
●	Phase 3. These clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency and safety in an expanded patient population (e.g., several hundred to several thousand patients) at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit profile of the product and provide an adequate basis for product labeling.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected AEs, any findings from other studies, tests in laboratory animals or in vitro testing and other sources that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within 7 calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biological product has been associated with unexpected serious harm to patients.

In limited circumstances, FDA also permits the administration of investigational small molecule drug or biological products to patients under its expanded access regulatory authorities. Under the FDA’s expanded access authority, patients who are not able to participate in a clinical trial may be eligible for accessing investigational products, including through individual compassionate or emergency use in concert with their requesting physician.

Concurrent with clinical trials, companies usually complete additional animal studies, develop additional information about the physical characteristics of the drug or biological product candidate and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHS Act emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Certain FDA programs are available to facilitate and expedite the development and review of new drugs intended to address unmet needs in the treatment of serious or life-threatening conditions. These expedited programs include fast track designation, breakthrough therapy designation, priority review and accelerated approval. Each of these programs has its own features and qualifying criteria. A sponsor must submit a request for fast track designation, breakthrough therapy designation, or priority review, which may or may not be granted by the FDA. For fast track and breakthrough therapy designations, FDA may later decide the product no longer meets the conditions for designation and may rescind the designation. For accelerated approval, a sponsor generally discusses the possibility of accelerated approval with the FDA during development, and the FDA may or may not agree that accelerated approval is an appropriate pathway for a particular drug. Some of these expedited programs could potentially apply to our product candidates, although this cannot be assured, and we do not currently have any products with expedited program designations.

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

Review and Approval Processes

After the completion of clinical trials of a drug or biological product candidate, the FDA’s approval of an NDA or BLA must be obtained before commercial marketing of the product may begin. The NDA or BLA must include results of product development, laboratory and animal studies, human studies, information on the manufacture and composition of the product, proposed labeling and other relevant information. In addition, under the Pediatric Research Equity Act, as amended, an NDA or BLA or supplement to an NDA or BLA generally must contain data to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers depending on the designated pathway for submission. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the NDA or BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Under the Prescription Drug User Fee Act (“PDUFA”), as amended, each NDA or BLA must be accompanied by a significant user fee. PDUFA also imposes an annual prescription drug product program fee for biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business.

Following submission of the application, the FDA reviews the NDA or BLA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any NDA or BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the NDA or BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA or BLA. FDA performance goals generally provide for action on an NDA or BLA within 10 months of the 60-day filing date, which would be within 12 months of its submission. That deadline can be extended under certain circumstances, including by the FDA’s requests for additional information. The targeted action date can also be shortened to 6 months of the 60-day filing date, or 8 months after submission, for products that are granted priority review designation because they are intended to treat serious or life-threatening conditions and demonstrate the potential to address unmet medical needs. The FDA reviews the NDA or BLA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure the product’s identity, safety, quality, potency and purity. The FDA may refer applications for drugs or biological products that are novel or that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

During the NDA or BLA review process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy (“REMS”) is necessary to assure the safe use of the drug or biological product. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS; the FDA will not approve the NDA or BLA without a REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products.

Before approving an NDA or BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the NDA or BLA unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCP requirements. To assure cGMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the NDA or BLA does not satisfy its regulatory criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than how we interpret the same data. If the agency decides not to approve the NDA or BLA in its present form, the FDA will issue a complete response letter that usually describes all of the specific deficiencies in the NDA or BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes; or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant may take for the FDA to reconsider the application. If a complete response letter is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the complete response letter, or withdraw the application.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a REMS, or otherwise limit the scope of any approval. In addition, the FDA may require post-marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized. Post-approval modifications to a drug product, such as changes in indications, labeling or manufacturing processes or facilities, may require development and submission of additional information or data in a new or supplemental NDA or BLA, which would also require prior FDA approval.

Post-Approval Requirements

After regulatory approval of a product is obtained, products are subject to extensive continuing regulation and post-approval requirements. For example, as a condition of approval of an NDA or BLA, the FDA may require post-marketing testing and surveillance to monitor the product’s safety or efficacy. In addition, holders of an approved NDA or BLA are required to keep extensive records, submit annual reports, report certain adverse reactions and production problems to the FDA, provide updated safety and efficacy information, and comply with requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP regulations and practices, as well as the manufacturing conditions of approval set forth in the NDA or BLA. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes certain procedural, substantive and recordkeeping requirements. Manufacturers and other parties involved in the drug supply chain for prescription drug products also must comply with product tracking and tracing requirements and notify the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. If, after receiving approval, a company makes a material change in manufacturing equipment, location, or process (all of which are, to some degree, incorporated in the NDA or BLA), additional regulatory review and approval may be required.

Future FDA inspections may identify cGMP compliance issues at manufacturer facilities or at the facilities of third-party suppliers that may disrupt production or distribution or require substantial resources to correct and prevent recurrence of any deficiencies, and could result in fines or penalties by regulatory authorities. In addition, discovery of problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action, including warning letters, fines, injunctions, civil penalties, license revocations, seizure, total or partial suspension of production or criminal penalties, any of which could delay or prohibit further marketing. Newly discovered or developed safety or efficacy data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications.

Certain U.S. Regulatory Incentives and Other Programs

Marketing Exclusivity and Patent Term Restoration

The Drug Price Competition and Patent Term Restoration Act of 1984, also referred to as the Hatch-Waxman Amendments, established certain periods of marketing exclusivity for new drugs approved by the FDA, including a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (“ANDA”) or a 505(b)(2) NDA submitted by another applicant for such drug where the applicant does not own or have a legal right of reference to the data required for approval.  However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement.  The Hatch-Waxman Amendment also established a three-year period of marketing exclusivity for an NDA, 505(b)(2) NDA, or supplement to an NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application (e.g., new indications, dosages or strengths of an approved drug). This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active ingredient for other conditions of use.

For biological products, the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Law”), created an abbreviated regulatory approval pathway in the United States for biological products that are found to be “biosimilar” to (and in some instances “interchangeable” with) a biological “reference product” previously licensed under an NDA or BLA. This abbreviated approval pathway is intended to permit a biosimilar to come to market more quickly and less expensively by relying to some extent on the data generated by the reference product’s sponsor and the FDA’s previous review and approval of the reference product. Under the BPCIA, a biosimilar sponsor’s ability to seek or obtain approval through the abbreviated pathway is limited by periods of exclusivity granted by the FDA to the holder of the reference product’s NDA or BLA. In general, no biosimilar application may be accepted by the FDA for review until 4 years after the date the reference product was first licensed by the FDA, and no biosimilar application, once accepted, may receive final approval until 12 years after the reference product was first licensed by the FDA.

While we would expect to be granted this 12-year period of exclusivity for our applicable product candidates, if approved, this period of reference product market exclusivity applies only to the biosimilar pathway and will not, for example, provide protection against any biological product for a similar indication that achieves FDA approval under a traditional NDA or BLA based on the sponsor’s own research data. There is also risk that the 12-year period of biological reference product exclusivity could be shortened due to congressional action, or that the FDA will not consider our product candidates, if they are approved, to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Once approved, biosimilars likely would compete with, and in some circumstances may be deemed under the law to be interchangeable with, the previously approved reference product. The extent to which a biosimilar, once approved, would be substituted for any one of our product candidates, if approved, in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. Given this uncertainty, there is risk that, if approved, a biosimilar competitor to one of our products could have an adverse impact on our business. In particular, a biosimilar could be significantly less costly to bring to market and priced significantly lower than our product, if approved by the FDA.

Additionally, products approved under an NDA or BLA may qualify for the restoration of a portion of the patent term lost during product development and FDA review of the application, if approval of the application is the first permitted commercial marketing of a drug containing the active ingredient. The patent term restoration period is generally one-half the time between the effective date of the IND or the date of patent grant (whichever is later) and the date of submission of the NDA or BLA, plus the time between the date of submission of the NDA or BLA and the date of FDA approval of the product. The maximum period of restoration is five years, and the patent cannot be extended to more than 14 years from the date of FDA approval of the product. Only one patent claiming each approved product is eligible for restoration and the patent holder must apply for restoration within 60 days of approval. The USPTO, in consultation with the FDA, reviews and approves the application for patent term restoration.

Pediatric Exclusivity

Drugs and biological products, such as our product candidates, may be eligible for pediatric exclusivity, an incentive intended to encourage medical product research for children. Pediatric exclusivity, if granted, may add six months to certain patents or regulatory exclusivity periods applicable to an approved drug and six months to regulatory exclusivity periods applicable to an approved biological product. This additional six months of exclusivity may be granted based on the completion of one or more pediatric trials in response to a Written Request from the FDA. It is possible, but not assured, that certain of our current or future product candidates may be targeted to pediatric populations.

Orphan Drug Designation

The FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition” that affects fewer than 200,000 individuals in the United States, or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for such a disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation can provide opportunities for grant funding toward clinical trial costs, tax advantages and FDA user fee exemptions. In addition, if a product that has an orphan drug designation subsequently receives FDA approval for the indication for which it has such designation, the product may be entitled to orphan drug exclusivity, which means the FDA would not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. It is possible, but not assured, that certain of our current or future product candidates may target rare diseases or conditions.

U.S. Regulations Affecting Health Care Companies

Pharmaceutical manufacturers with products that are reimbursed by U.S. federally funded health care programs such as Medicare and Medicaid are subject to so-called fraud and abuse laws including false claims and anti-kickback laws.

The federal Anti-Kickback Law prohibits anyone from, among other things, knowingly and willingly, directly or indirectly, soliciting, receiving, offering, or paying any remuneration with the intent of (or in return for) generating referrals of individuals or purchases, leases, orders, or arranging for the purchase, lease, or order of any healthcare item or service reimbursable by federal health care programs like Medicare and Medicaid. Courts have interpreted this law very broadly, including by holding that a violation has occurred if one purpose of the remuneration is to generate referrals even if there are other lawful purposes. Moreover, liability under the Anti-Kickback Law may be established without proving actual knowledge of the law or specific intent to violate. There are statutory exceptions and regulatory safe harbors that protect certain arrangements from prosecution or administrative sanctions, but the exceptions and safe harbors are drawn narrowly. The fact that an arrangement does not fall within a safe harbor does not necessarily render the conduct illegal under the Anti-Kickback Law, but the arrangement may be subject to scrutiny based on the facts and circumstances. Practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical products, including certain discounts, or engaging such individuals as consultants, advisors and speakers, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product support and patient assistance programs. Violations of the Anti-Kickback Law may be punished by civil and criminal penalties, damages, fines, or exclusion from participation in federal health care programs like Medicare and Medicaid. Many states have enacted similar laws, some of which apply regardless of payer.

The Federal civil False Claims Act (“FCA”) prohibits any person from, among other things, knowingly presenting or causing to be presented a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim to the federal government, or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay or transmit money or property to the government. The FCA is commonly enforced against those who submit allegedly false Medicare or Medicaid claims, as well as those who induce or assist others to submit a false claim. “False claims” can result not only from non-compliance with the express requirements of applicable governmental reimbursement programs, such as Medicaid or Medicare, but also from non-compliance with other laws, such as the Anti-Kickback Law or laws that require quality care in service delivery. Actions under the FCA may be brought by the government or by whistleblowers referred to as “relators,” who may initiate an action in the name of the government and the individual and may share in any monetary recovery. Violations of the FCA can result in treble damages, mandatory per claim penalties, and exclusion from participation in federal health care programs. Most states have adopted similar state false claims laws, some of which are broader than the FCA, and these state laws have their own penalties which may be in addition to FCA penalties.

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

In addition to the above, several other laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. Some state laws restrict whether and when pharmaceutical companies may provide meals to health care professionals or engage in other marketing-related activities; some states require certain compliance program elements and disclosures; and certain states and cities require identification or licensing of sales representatives.

For example, the federal Health Insurance Portability and Accountability Act of 1996, and its implementing regulations (collectively, “HIPAA”), prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the Anti-Kickback Law, a person or entity can be found guilty of violating the HIPAA fraud statute without actual knowledge of the statute or specific intent to violate it.  Violations of HIPAA fraud provisions may result in criminal, civil and administrative penalties, fines and damages, including exclusion from participation in federal healthcare programs.

Privacy Laws

In the U.S., we may be subject to data privacy and security laws and regulations by both the federal government and the states in which we conduct our business. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. Numerous federal and state laws and regulations, including state data breach notification laws, state health information and/or genetic privacy laws and federal and state consumer protection laws (e.g., Section 5 of the FTC Act and the California Consumer Privacy Act (“CCPA”)), govern the collection, use, disclosure, and protection of health-

related and other personal information. Many of these laws differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Compliance with these laws is difficult, constantly evolving, and time consuming. Federal regulators, state attorneys general, and plaintiffs’ attorneys, including class action attorneys, have been and will likely continue to be active in this space.

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

In addition, the CCPA establishes certain requirements for data use and sharing transparency, and provides California residents certain rights concerning the use, disclosure and retention of their personal data. The CCPA and its implementing regulations have already been amended multiple times since their enactment. In November 2020, California voters approved the California Privacy Rights Act (“CPRA”) ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (“CPPA”).  The amendments introduced by the CPRA go into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations or limitations in areas affecting our business. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. The CCPA and evolving legislation may require us, among other things, to update our notices and develop new processes internally and with our partners.

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

Outside the U.S., the legislative and regulatory landscape for privacy and data security continues to evolve. There has been increased attention to privacy and data security issues that could potentially affect our business, including the EU General Data Protection Regulation imposes fines of up to EUR 20 million or 4% of the annual global revenue of a noncompliant company, whichever is greater. In addition, laws and regulations enacted in the United States, Europe, Asia and Latin America increases potential enforcement and litigation activity.

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

Certain provisions of the Health Care Reform Law have been subject to judicial challenges, as well as efforts to repeal, replace or otherwise modify them or to alter their interpretation or implementation. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the tax-based payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, as amended, commonly referred to as the “individual mandate,” effective January 1, 2019. Further, the Bipartisan Budget Act of 2018 among other things, amended the Medicare statute, effective January 1, 2019, to reduce the coverage gap in most Medicare prescription drug plans, commonly known as the “donut hole,” by raising the manufacturer discount under the Medicare Part D coverage gap discount program to 70%. Additional legislative changes, regulatory changes and judicial challenges related to the Health Care Reform Law remain possible, but the nature and extent of such potential changes or challenges are uncertain at this time. It is unclear how the Health Care Reform Law, its implementation, efforts to repeal, replace or otherwise modify, or invalidate, the Health Care Reform Law, or portions thereof, and other health care reform measures that may be adopted in the future will affect our business. Another provision of the Health Care Reform Law, generally referred to as the Physician Payment Sunshine Act or Open Payments Program, requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to direct or indirect payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made (starting in 2021) to certain non-physician providers such as physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives. CMS publishes information from these reports on a publicly available website. Our compliance with these rules may also impose additional costs and may impact our relationships with physicians, teaching hospitals and the other non-physician health care providers.

In addition, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. For example, the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, among other things led to aggregate reductions in Medicare payments for all items and services, including prescription drugs and biologics, to service providers of, on average, 2% per fiscal year beginning April 1, 2013, and, due to subsequent legislation, will continue until 2030 (with the exception of a temporary suspension from May 1, 2020, through March 31, 2022 due to the COVID-19 pandemic). On December 10, 2021, President Biden signed a law that provides for 1% Medicare sequestration in the second quarter of 2022 and allows the full 2% sequestration thereafter until 2030. To offset the temporary suspension during the COVID-19 pandemic, in 2030, the sequestration will be 2.25% for the first half of the year, and 3% in the second half of the year. As another example, for calendar quarters beginning January 1, 2022, manufacturers will be required to report the average sales price for certain drugs under the Medicare program regardless of whether we participate in the Medicaid Drug Rebate Program. Previously, such reporting was only required for manufacturers that participated in that program. Starting in 2023, manufacturers must pay refunds to Medicare for single source drugs or biologicals, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages, for units of discarded drug reimbursed by Medicare Part B in excess of 10% of total allowed charges under Medicare Part B for that drug. Manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125% of the refund amount.

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

It is possible that the Health Care Reform Law, as currently enacted or may be amended or otherwise modified in the future, as well as other health care reform measures that may be adopted in the future, may result in additional reductions in Medicare payment and other health care financing, more rigorous coverage criteria, and new payment methodologies and in additional downward pressure on coverage and payment and the price that we receive for any approved product. For example, Congress could enact Medicare Part B and Part D inflation rebates, under which manufacturers would owe additional rebates if the average sales price of a drug were to increase faster than the pace of inflation. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. These continuing health care reform initiatives may adversely affect:

●	the demand for any product candidates for which we may obtain regulatory approval;
●	our ability to set a price that we believe is fair for our products;
●	our ability to obtain coverage and reimbursement approval for a product;
●	our ability to generate revenues and achieve or maintain profitability; and
●	the level of taxes that we are required to pay.

Congress also could enact additional changes that affect our overall rebate liability and the information we report to the government as part of price reporting calculations. In addition, Congress could enact a drug price negotiation program under which the prices for certain high Medicare spend single source drugs would be capped by reference to the non-federal average manufacturer price. This or any other legislative change could impact the market conditions for our products. We further expect continued scrutiny on government price reporting and pricing more generally from Congress, agencies, and other bodies.

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

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines may be made by CMS. CMS decides whether and to what extent certain new medicines will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.

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

Pricing Regulations

There have been a number of federal and state legislative changes made over the last few years regarding the pricing of pharmaceutical and biological products, government control and other changes to the health care system of the United States. Concerns about drug pricing continue to be expressed by members of Congress and prior presidential administrations. It is uncertain how such legislative changes will be adopted or what actions federal, state or private payers for medical goods and services may take in response to such legislation. We cannot predict the effect such health care changes will have on our business, and no assurance can be given that any such reforms will not have a material adverse effect.

Non-U.S. Government Regulations

European Drug Development

Our products will also be subject to extensive regulatory requirements in the European Union (“EU”). As in the United States, medicinal products can only be marketed if a marketing authorization from the competent regulatory agencies has been obtained. See “European Marketing Authorization” below.

As in the United States, the various phases of preclinical and clinical research in European Union are subject to significant regulatory controls. The EU Clinical Trials Directive (2001/20/EC) (Clinical Trials Directive) provides the clinical trials regulatory framework in the European Union, but the European Union member states have transposed and applied the provisions of the Directive differently. This has led to significant variations in the regimes of the different member states. Under the current regime, before a clinical trial can be initiated it must be approved in each of the European Union countries where the trial is to be conducted by the relevant National Competent Authority (“NCA”), and one or more Ethics Committees (“ECs”), and a Clinical Trial Authorization must be obtained. As of January 31, 2022, the new EU Clinical Trials Regulation 536/2014 will apply. The Clinical Trials Regulation will repeal and replace the Clinical Trials Directive, introduces a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU, including a new coordinated procedure for authorization of clinical trials that will be conducted in multiple EU Member States, and increased obligations on sponsors to publish clinical trial results.

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

Clinical Trial Authorization in the European Union

The Clinical Trials Directive and European Commission guidance describe the steps that a sponsor must take before commencing a clinical trial in the European Union. According to these documents, a clinical trial may commence only if: (i) the anticipated therapeutic and public health benefits outweigh any foreseeable risks and inconveniences to the subjects; (ii) the trial subjects understand the objectives and risks of the trial and give informed, written consent to participate; (iii) the trial safeguards the physical and mental integrity of the subjects; and (iv) insurance covers the liability of the sponsor and investigator. To comply with these requirements, the trial sponsor must take certain steps. In general, the sponsor must take responsibility for trial conduct, appointment of an appropriate investigator, selection of the institution that will conduct the trial, quality control, data collection standards, protocol drafting, and creation of the investigator’s brochure. The sponsor then must apply for approval from both the ethics committee and the relevant NCA in the member state. Written authorization may be required for all biologics trials and is required for trials involving medicines containing genetically modified organisms, medicines for gene therapy, and medicines for somatic cell therapy (including xenogeneic cell therapy). The opinion of the ethics committee should be issued within 60 days. A review period of 30 days can be added for medicines requiring written authorization noted earlier, and for xenogeneic cell therapy, there are no time limits for authorization. This timeframe can be extended by an additional 90 days (in addition to the original 90 days) if the ethics committee consults a national group or committee. The trial may begin only if (i) the ethics committee has issued a favorable opinion and (ii) no competent authority has informed the applicant of grounds for non-acceptance. Under the Clinical Trials Regulation 536/2014, applicable to new clinical trials as of January 31, 2022, authorization of clinical trials will take place through an EU portal resulting in approval for the various relevant EU Member States. Different timelines than those described above under the Clinical Trials Directive will apply to the new assessment procedure under the Clinical Trials Regulation. Under the Clinical Trials Regulation, ethics committee approval will continue to be required in accordance with the laws of the relevant EU Member States.

Good Clinical Practices and Other Considerations for Clinical Trials

Clinical trials of biologics must comply with GCP, as described in Directive 2005/28/EC on Good Clinical Practice and the ICH E6 guideline, which the CHMP has adopted. The directive and guideline describe general governing principles for clinical trials. The rights, safety and well-being of trial subjects must prevail over the interests of science and society. Investigators must obtain freely given informed consent from every trial subject before each subject is enrolled. Clinical trial information must be handled, recorded and stored with respect for relevant confidentiality and privacy rules. Trials must comply with the ethical principles of the World Medical Association’s Declaration of Helsinki. Specific GCP guidelines apply to trials of advanced therapy medicinal products. These guidelines regulate issues such as the donation, procurement and testing of human tissues and cells; the implementation of a traceability system; and specific rules on safety reporting and long-term follow-up. Under the Clinical Trials Directive and under the Clinical Trials Regulation, special requirements apply to clinical trials conducted on minors and other persons not able to give informed legal consent. These requirements are intended to preserve the dignity of the trial subjects, confirm that the benefits of the trial outweigh the risks and ensure that subjects’ representatives give consent with as much involvement of the subject as possible. Competent authorities must record information regarding trials in the European database of clinical trials which is accessible only to other competent authorities, the European Medicines Agency (“EMA”), and the European Commission. CHMP has issued a guideline on quality requirements during the clinical trial period for investigational medicinal products containing biological or biotechnology-derived substances. The guideline describes quality documentation that should be submitted to the competent authority as part of the sponsor’s investigational medicinal product dossier (“IMPD”). The IMPD should include, among other things, (i) an adequate description of the process and process controls, including a flow chart of all successive steps and details of in-process testing and (ii) a description and justification of “any reprocessing during manufacture of the drug substance.” The guideline also recognizes that sponsors will improve and optimize their manufacturing processes during clinical development and describes the steps sponsors should take following these changes. Specifically, the sponsor must compare the quality attributes of the pre- and post-change biological active substances and relevant intermediates and conduct a comparability exercise where necessary. For first-in-human clinical trials, sponsors should use product representative of the material used during the non-clinical testing phase. Finally, with regard to characterization, the guideline requires details on the biological activity to be provided, recognizing that the extent of characterization data will further increase in later phases.

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

European Marketing Authorization

In the European Economic Area (“EEA”), which includes the 27-member states of the European Union plus Norway, Iceland and Liechtenstein, medicinal products can only be placed on the market after approval of a Marketing

Authorization Application, or MAA. The MAA is based on the results of pharmaceutical tests, preclinical tests and clinical trials conducted on the medicinal product in question. There are two types of MAAs:

●	The Centralized MAA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the CHMP and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of drugs, such as biotechnology medicinal products, orphan medicinal products, and medicinal products containing new active substances indicated for certain diseases. The Centralized Procedure is optional for other drugs provided eligibility criteria are met. In all cases, to find out whether a product can be evaluated via the Centralized Procedure, applicants must always submit an eligibility request.
●	National MAAs, which are issued by the competent authorities of the member states of the EEA and only cover their respective territory, are available for drugs not falling within the mandatory scope of the Centralized Procedure. Where a drug has already been authorized for marketing in a member state of the EEA, this National MAA can be recognized in other member states through the Mutual Recognition Procedure. If the drug has not received a National MAA in any member state at the time of application, it can be approved by multiple member states in parallel through the Decentralized Procedure.

Under the above described procedures, before granting the MAA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the drug on the basis of scientific criteria concerning its quality, safety and efficacy.

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

Orphan medicinal products still remain subject to the same regulatory approval process, albeit that they are always assessed through the Centralized Procedure. Effective September 19, 2018, sponsors applying for Orphan Designation must use EMA’s secure online IRIS platform. However, sponsors of orphan medicinal products are eligible to benefit from a number of incentives offered, including certain assistance with development of the medicinal product, reduced fees for MAA applications and protection from market competition once the medicinal product is authorized, as below.

Where an MAA in respect of an orphan medicinal product is granted, the European Commission, EMA and the competent authorities of the member states shall not, for a period of ten years, accept another application for an MAA, or grant an MAA or accept an application to extend an existing MAA, for the same therapeutic indication, in respect of a similar medicinal product, unless: (i) the holder of the MAA for the original orphan medicinal product has given its consent to the second applicant; (ii) the holder of the MAA for the original orphan medicinal product is unable to supply sufficient quantities of the medicinal product; or (iii) the second applicant can establish the second medicinal is safer, more effective or otherwise clinically superior.

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

Manufacturing and Source of Supply

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical studies and clinical trials, as well as for commercial manufacture if our product candidates receive marketing approval. To date, we have obtained materials for clinical trials and non-clinical studies from third-party manufacturers who are suppliers to us. For our product candidates, we intend to identify and qualify additional contract manufacturers to provide commercial scale manufacturing prior to submission of an NDA or BLA to the FDA.

Employees and Human Capital Management

As of December 31, 2021, we had 47 full-time employees, 13 of whom hold M.D. or Ph.D. degrees and 18 of whom hold other advanced degrees. Of our total workforce, 29 are engaged primarily in research and development activities and 18 are engaged primarily in executive, finance and accounting, and administrative functions. As of December 31, 2021, 45 employees are located in the United States and two employees in the United Kingdom. Of our employees, 53% are female and 47% are male. None are represented by labor unions or covered by collective bargaining agreements. We consider our relations with our employees to be good.

Corporate Culture

Our values – compliance, collaboration, integrity and high performance – are built on the foundation that the employees we hire and the way we treat one another promote creativity, innovation and productivity, which spur our success. This culture depends in large part on our ability to attract, retain and develop a diverse population of talents and high-performing employees at all levels of our organization. Providing market competitive pay and benefit programs, opportunities to participate in the success they help create, while engaging employees in important dialogue regarding organization performance, we create a culture of inclusion in which all colleagues have the opportunity to thrive. The success of our business is fundamentally connected to the well-being of our employees.

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

Hybrid Culture and COVID-19

Like other companies, we have learned to adapt during the ongoing COVID-19 pandemic. We have prioritized employee safety and transparency during the pandemic and continue to do so, ensuring all employees are set up to work remotely and providing clarity on office closures and evolving guidelines issued by the CDC, the WHO and state and local authorities, where possible. In the second quarter of 2020, we made the decision to move to a hybrid workplace model, which means that certain of our employees will have the option to be 100% remote, work full-time in our office, or have the flexibility to work between office and remotely until the pandemic is resolved. This move provides our employees with continued flexibility, through the resolution of the pandemic, to work in person, remotely, or in a hybrid model. This will enable us to grow better as we develop our programs.

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

We are a clinical-stage biotechnology company and have not yet generated revenues from product sales. To date, substantially all of our revenues have been derived from grants and contracts with governmental agencies, consisting primarily our BARDA contract for our anthrax vaccine product candidate. We have incurred net losses in most periods since our inception, including a net loss of $97.1 million and $49.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we have an accumulated deficit of $293.2 million. To date, we have not received regulatory approvals for any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate product revenues or become profitable.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase significantly if and as we:

●	continue our clinical trials for our product candidates;
●	initiate additional preclinical studies, clinical trials or other studies or trials for our other product candidates;
●	manufacture material for clinical trials and, if any product candidate is approved for marketing, for commercial sale;
●	seek regulatory approvals for our product candidates that successfully complete clinical trials;
●	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
●	seek to discover and develop additional product candidates;
●	acquire or in-license other product candidates and technologies;
●	make royalty, milestone or other payments under any in-license agreements;
●	form strategic partnerships and/or make additional acquisitions;
●	maintain, protect and expand our intellectual property portfolio;
●	attract and retain skilled personnel; and

●	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts.

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

We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also test our indefinite-lived intangible assets for impairment at least annually in the fourth quarter, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. As of December 31, 2021, we recorded non-cash impairment charges of $11.4 million for construction-in-progress assets that were previously capitalized in connection with the discontinuation of AdCOVID. At December 31, 2021, we continued to carry $12.4 million of indefinite lived intangible assets. Any such significant write-downs of our long-lived assets in the future could adversely affect our balance sheet and results of operations.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed would force us to delay, limit, reduce or terminate our product development or commercialization efforts.

We do not expect to generate revenue from product sales, licensing fees, royalties, milestones, contract research or other sources in an amount sufficient to fully fund our operations for the foreseeable future, if ever. Therefore, we will use our existing cash resources, together with funding received from BARDA and MTEC, and will require additional funds to maintain our operations, continue our research and development programs, commence future preclinical studies and clinical trials, seek regulatory approvals and manufacture and market our products. As of December 31, 2021, our cash, cash equivalents and restricted cash balance was $190.3 million. Based on our current operating plan, we believe that our existing cash will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least a twelve-month period from the issuance date of our December 31, 2021 financial statements. However, we do not expect that these funds will be sufficient to enable us to complete the clinical trials needed to seek marketing approval or commercialize any of our product candidates. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned.

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

Our future capital requirements depend on many factors, including:

●	the progress, results and costs of our clinical trials for our leading product candidates;

●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;
●	the amount of funding that we receive from other non-dilutive funding sources;
●	the number and development requirements of other product candidates that we pursue;
●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates if clinical trials are successful and the outcome of regulatory review of our product candidates;
●	our ability to contract with third-party manufacturing facilities for adequate supply and to establish processes that meet regulatory requirements for commercialization;
●	the cost and timing of future commercialization activities for our products, if any of our product candidates are approved for marketing, including product manufacturing, marketing, sales and distribution costs;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements; and
●	the costs involved in preparing, filing and prosecuting patent applications, and maintaining, defending and enforcing our intellectual property rights, including litigation costs and the outcome of such litigation.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, and license and development agreements through strategic partnerships with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt or preferred stock financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, issuing additional equity, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies or product candidates, future revenue streams, research programs or product candidates, or otherwise grant licenses on terms that are not favorable. If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for our leading product candidates or our preclinical product candidates, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our product candidates are in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products or generating product revenue.

Our preclinical and clinical results are not necessarily predictive of the final results of our ongoing or future clinical trials. We have initiated a Phase 2 clinical trial of HepTcell and are currently in Phase 2 and Phase 1 clinical development with pemvidutide for multiple indications. Success in preclinical studies may not be predictive of similar results in humans during clinical trials, and successful results from early or small clinical trials of a product candidate may not be replicated in later and larger clinical trials.

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

Interim and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim data, including interim top-line results or preliminary results from our clinical trials. Any interim data and other results from our clinical trials may materially change as more patient data become available. Preliminary or top-line results also remain subject to audit, validation and verification procedures that may result in the final data being materially different from the interim and preliminary data we previously published. As a result, interim and preliminary data may not be predictive of final results and should be viewed with caution until the final data are available. We may also arrive at different conclusions, or considerations may qualify such results, once we have received and fully evaluated additional data. Differences between preliminary or interim data and final data could adversely affect our business.

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

Compliance with cGMP requirements and other quality or regulatory issues may arise with our current or any future contract manufacturing organizations (“CMOs”). Furthermore, ongoing stability studies subsequent to manufacture must be periodically conducted to demonstrate that our product candidates do not undergo unacceptable deterioration over its shelf life. If issues affecting the quality of our product candidates, or those of our CMOs are discovered, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the issue. To the extent any adversely affected material is being used in an ongoing clinical trial, the FDA could impose a clinical hold on our study to investigate and remedy the quality issue. We cannot assure that any manufactured product or product candidate will not suffer a loss in stability or that other issues relating to the manufacture of our product candidates will not occur in the future.

Additionally, our CMOs may experience manufacturing difficulties due to resource constraints, material constraints, or as a result of labor disputes or unstable political environments. If our CMOs were to encounter any of these difficulties, our ability to provide our product candidate to patients in clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming and uncertain as to outcome. We cannot guarantee that clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

●	delays or failure in reaching a consensus with regulatory agencies on trial design;
●	delays or failure in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites;
●	delays or failure in obtaining required approvals from the IRB or other similar committees or bodies at each clinical trial site;
●	imposition of a clinical hold by regulatory agencies for any reason, including safety concerns raised by other clinical trials of similar product candidates that may reflect an unacceptable risk with the patient population, technology platform, product stability or after an inspection of clinical operations or trial sites;
●	failure to perform clinical trials in accordance with the FDA’s GCP or applicable regulatory guidelines in other countries, including the United Kingdom and Australia;
●	delays or failure in the testing, validation, manufacturing and delivery of the product candidates to the clinical sites, including as a result of supply chain delays in obtaining materials for the manufacture of our clinical trial materials;
●	delays in testing, analysis and other activities by our third-party contractors required in conducting and analyzing our clinical trials as a result of the ongoing COVID-19 pandemic;
●	any shelter-in-place orders from local, state or federal governments or clinical trial site policies resulting from the ongoing COVID-19 pandemic that determine essential and non-essential functions and staff, which may impact the ability of site staff to conduct assessments, or result in delays to the conduct of the assessments, as part of our clinical trial protocols, or the ability to enter assessment results into clinical trial databases in a timeline manner;
●	the number of patients required for our clinical trials may be larger than we anticipate, enrollment in our clinical trials may be slower than we anticipate or participants may, including as a result of the ongoing COVID-19 pandemic, withdraw from our clinical trials, fail to complete dosing or fail to return for post-treatment follow-up at higher rates than we anticipate, any of which could result in significant delay;
●	withdrawal of clinical trial sites from our clinical trials, including as a result of changing standards of care or the ineligibility of a site to participate;

●	occurrence of serious adverse events in clinical trials that are associated with the product candidate that are viewed to outweigh its potential benefits;
●	our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators or funders may require us, to conduct additional preclinical testing or clinical trials or to abandon projects that we expected to be promising;
●	our third-party contractors (such as CROs, product manufacturers, or investigators) may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;
●	fraudulent activity by a clinical researcher, if discovered, could preclude the submission of clinical data prepared by that researcher, lead to the suspension or substantive scientific review or one or more of our marketing applications by regulatory agencies;
●	the cost of our clinical trials may be greater than we anticipate;
●	the regulatory requirements for product approval may not be explicit, may evolve over time and may diverge by jurisdiction;
●	evolution in the standard of care that require amendments to ongoing clinical trials and/or the conduct of additional preclinical studies or clinical trials; or
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

We, the FDA, other regulatory authorities outside the United States, or an IRB may suspend a clinical trial at any time for various reasons, including if it appears that the clinical trial is exposing participants to unacceptable health risks or if the FDA or one or more other regulatory authorities outside the United States find deficiencies in our IND or similar application outside the United States or the conduct of the trial. Delays, including delays caused by the above factors, can be costly and could negatively affect our ability to complete a clinical trial. For example, we have had delays in previous clinical trials, including those conducted for NasoVAX, as a result of clinical holds imposed by the FDA or other regulatory authorities and requests for additional or new information on vaccine product testing in connection with an IND submitted to the FDA. We have previously experienced multiple failures during the manufacturing of clinical materials for use in a NasoVAX Phase 2 clinical trial.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates. If patients are unwilling to participate in our trials because of the ongoing COVID-19 pandemic and restrictions on travel or healthcare institution policies, negative publicity from adverse events in the biotechnology industries, public perception of vaccine safety issues or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial, to complete our clinical trials in a timely manner. Patient enrollment is affected by several factors, including:

●	severity of the disease under investigation;
●	design of the trial protocol;
●	size of the patient population;
●	eligibility criteria for the trial in question;
●	perceived risks and benefits of the product candidate being tested;
●	willingness or availability of patients to participate in our clinical trials (including due to the COVID-19 pandemic);
●	proximity and availability of clinical trial sites for prospective patients;
●	our ability to recruit clinical trial investigators with appropriate competencies and experience;
●	availability of competing vaccines and/or therapies and related clinical trials;
●	efforts to facilitate timely enrollment in clinical trials;
●	our ability to obtain and maintain patient consents;
●	patient referral practices of physicians; and
●	ability to monitor patients adequately during and after treatment.

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

Our product candidates, including vaccines and immunotherapies, involve novel approaches to activate the immune system. Consequently, it may be difficult to predict the time and cost of product development. For example, the

RespirVec platform involves intranasally administered adenovectored vaccines, the Densigen platform involves synthetic peptide T-cell vaccines and, the EuPort platform involves a novel peptide-based dual GLP-1/glucagon receptor agonist. Unforeseen problems with our approaches to vaccines and therapies may prevent further development or approval of our product candidates. Because of the novelty of our approaches, there may be unknown safety risks associated with the vaccines and therapies that we develop or the clinical endpoints that we establish in trials may not be generally accepted by regulatory agencies, which may therefore require us to perform large field studies to demonstrate efficacy. There can be no assurance that any development problems we may experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be solved.

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

Any third parties conducting aspects of our preclinical studies or clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with such third parties, we cannot control whether they devote sufficient time and resources to our preclinical studies and clinical trials. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they cannot perform their contractual duties or obligations due to the impacts of the ongoing COVID-19 pandemic on their operations or at the sites they are overseeing, if they need to be replaced or if the quality or accuracy of the preclinical or clinical data they obtain is compromised due to the failure to adhere to our protocols or regulatory requirements or for other reasons, our development timelines, including clinical development timelines, may be extended, delayed or terminated and we may not be able to complete development of, receive regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

If any of our relationships with these third parties terminates, we may not be able to enter into arrangements with alternative third parties or to do so on commercially reasonable terms. Switching or adding additional third-party service providers involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new third-party service provider begins work. As a result, delays may occur, which can materially impact our ability to meet our desired development timelines.

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

Large and established companies such as Eli Lilly, Roche, Novo Nordisk, and Pfizer, among others, compete in the same market as our product candidates. These companies compete with us with their greater experience and resources to support their research and development efforts, conduct testing and clinical trials, obtain regulatory approvals to market products, manufacture such products on a broad scale and market approved products. These companies also compete with us by having significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development and have collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the products that we develop obsolete. We also face competition from smaller companies who, like us, rely on investors to fund research and development and compete for co-development and licensing opportunities from large and established pharmaceutical companies.

We face competition for pemvidutide, our dual GLP-1/glucagon dual agonist for the treatment of obesity and NASH. For the treatment of obesity, we face competition from companies such as Novo Nordisk, whose GLP-1 agonist, brand named Wegovy, or compound name semaglutide, was approved in June 2020. Other companies with potentially competitive candidates in development, include Eli Lilly with GLP-1/glucose-dependent insulinotropic polypeptide receptor (GIP) dual agonists; Boehringer Ingelheim, Merck/Hamni Pharmaceutical, AstraZeneca, Innovent Biologics/Eli

Lilly and D&D Pharma, with GLP-1/glucagon receptor dual agonists; Hanmi Pharmaceutical and Eli Lilly with GLP-1/glucagon/GIP triple agonists; and, Novo Nordisk with Amylin and Amylin-GLP-1 combination candidates. We face competition in NASH from companies such as Intercept Pharmaceuticals, which is developing a farnesoid X receptor agonist; Madrigal Pharmaceuticals and Viking Therapeutics, which are developing orally administered, thyroid hormone receptor (THR) β-selective agonist; Akero Therapeutics, 89Bio and Roche, which are developing fibroblast growth factor 21 analogs; Novo Nordisk, which is developing a GLP-1 agonist; Eli Lilly which is developing a GLP-1/GIP dual receptor agonist, Hanmi Pharmaeutical, which is developing a GLP-1/glucagon receptor/GIP receptor triple agonist; and, Inventiva, which is developing a peroxisome proliferator-activated receptor (PPAR) agonist. Finally, we face competition for HepTcell, our immunotherapeutic HBV product candidate, from companies such as Janssen, Vaccitech and VBI Vaccines, all of which are developing a therapeutic vaccine against chronic HBV infection. In addition, many other companies are developing direct acting antivirals against HBV.

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

We are heavily dependent on the success of our leading product candidate, pemvidutide. If we ultimately are unable to develop, obtain regulatory approval for or commercialize pemvidutide, or any other product candidate, our business will be substantially harmed.

We currently have no products approved for commercial distribution. Our business strategy is to build a pipeline of product candidates using our proprietary platforms, including our leading product candidate, pemvidutide, and to progress the product candidate through clinical development for the treatment of different types of diseases. We may not be able to develop products that are safe and effective for all or any of the indications that we target. Even if we are successful in building a product pipeline, the potential product candidates that we identify may not be suitable for clinical development for a number of reasons, including causing harmful side effects or demonstrating other characteristics that indicate a low likelihood of receiving marketing approval or achieving market acceptance. If our methods of identifying potential product candidates fail to produce a pipeline of potentially viable product candidates, then our success as a business will be dependent on the success of fewer potential product candidates, which introduces risks to our business model and potential limitations to any success we may achieve.

Because we have limited financial and managerial resources, we must focus on a limited number of research programs and product candidates and on specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future discovery and preclinical development programs and product candidates for specific indications may not yield any commercially viable products. Furthermore, until such time as we are able to build a broader product candidate pipeline, if ever, any adverse developments with respect to our leading product candidate, pemvidutide, would have a more significant adverse effect on our overall business than if we maintained a broader portfolio of product candidates.

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

If any current or future product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

●	efficacy and potential advantages compared to alternative treatments;
●	the ability to offer our products, if approved, for sale at competitive prices;

●	convenience and ease of administration compared to alternative treatments;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of marketing and distribution support;
●	the ability to obtain sufficient third-party coverage and adequate reimbursement, including with respect to the use of the approved product as a combination therapy;
●	the cost of treatment in relation to alternative treatments, including generic products;
●	the extent and strength of our third-party manufacturer and supplier support;
●	the extent and strength of marketing and distribution support;
●	the limitations or warnings contained in a product’s approved labeling;
●	distribution and use restrictions imposed by the FDA or other regulatory authorities outside the United States or that are part of a REMS or voluntary risk management plan; and
●	the prevalence and severity of any side effects.

For example, even if our products have been approved by the FDA, physicians and patients may not immediately be receptive to them and may be slow to adopt them. If our products do not achieve an adequate level of acceptance among physicians, patients and third-party payors, we may not generate meaningful revenues and we may not become profitable.

We may not be able to comply with the requirements of foreign jurisdictions in conducting trials within the United Kingdom, European Union, Australia or any other foreign country.

We are conducting our Phase 2 clinical trial of HepTcell in the U.S., United Kingdom, Canada, Germany and Spain; conducting our pemvidutide Phase 1 clinical trial in Australia; and future clinical trials may be conducted in other foreign jurisdictions. Our ability to successfully initiate, enroll and complete a clinical trial in any other foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

●	difficulty in establishing or managing relationships with CROs and physicians;
●	different standards for the approval and conduct of clinical trials;
●	our inability to locate qualified local consultants, physicians and partners;
●	the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of the conduct of clinical trials, pharmaceutical and biotechnology products and treatment; and
●	the acceptability of data obtained from studies conducted outside the United States to the FDA in support of U.S. marketing authorizations, such as an NDA or BLA.

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

We are highly dependent on members of our senior management, including Dr. Vipin Garg, our President and Chief Executive Officer, Richard Eisenstadt, our Chief Financial Officer, Dr. Scott Harris, our Chief Medical Officer, and Dr. M. Scot Roberts, our Chief Scientific Officer. Although we have entered into employment agreements with each of these members of senior management and key employees, the loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and has been declared a pandemic by the World Health Organization. The spread of COVID-19 has impacted the global economy and may impact our operations, including the potential interruption of our clinical trial activities, regulatory reviews and our supply chain. For example, the ongoing COVID-19 pandemic (including the Delta and Omicron variants and any future variants that may emerge) may delay preclinical testing and enrollment in our clinical trials due to prioritization of laboratory and hospital resources toward the outbreak or other factors, and some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results and could delay our ability to obtain regulatory approval and commercialize our product candidates. In addition, since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

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

In response to COVID-19-related government and public health directives and orders, we have implemented work-from-home policies for certain employees. The effects of these orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results, and financial condition.

In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. The COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the geographic spread of the disease, the duration of the outbreak, new strains of the virus, including the Delta and Omicron variants and any future variants that may emerge, and the actions to contain the coronavirus or treat its impact, including vaccination campaigns, travel restrictions and other social distancing restrictions in the United States and other countries, among others. A significant outbreak of coronavirus and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations.

Labor shortages and constraints in the supply chain could adversely affect our results of operations.

In 2021, many companies experienced labor shortages and other labor-related issues, which were pronounced as a result of the ongoing COVID-19 pandemic. A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies, increased wages offered by other employers, vaccine mandates and other government regulations and our responses thereto. As more employers offer remote work, we may have more difficulty recruiting for jobs that require on-site attendance. We have recently observed an overall tightening and increasingly competitive labor market. If we are unable to hire and retain employees capable of performing at a high-level, our business could be adversely affected. A sustained labor shortage, lack of skilled labor, or increased turnover within our employee base, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on our business and operating results.

In addition, recent developments in the national and worldwide supply chain slowdown have resulted in increased cost and reduced supply for supplies and materials. It is impossible to predict how long this supply chain slowdown will last or how much it will impact our business operations, but it is likely that our costs will increase for supplies.

Legal, political and economic uncertainty surrounding the exit of the United Kingdom (“U.K.”), from the European Union (“EU”) may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the U.K. and pose additional risks to our business, revenue, financial condition, and results of operations.

On June 23, 2016, the U.K. held a referendum in which a majority of the eligible members of the electorate voted to leave the EU. The U.K.’s withdrawal from the EU is commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on European Union, the U.K. ceased being a Member State of the EU on January 31, 2020. The U.K.’s withdrawal from the EU has created significant uncertainty concerning the future relationship between the U.K. and the EU.

On December 24, 2020, the EU and U.K. reached an agreement in principle on the framework for their future relationship, the EU-UK Trade and Cooperation Agreement. The Agreement primarily focuses on ensuring free trade between the EU and the U.K. in relation to goods, including medicinal products. Among the changes that will now occur are that Great Britain (England, Scotland and Wales) will be treated as a third country. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules. As part of the Agreement, the EU and the U.K. will recognize GMP inspections carried out by the other Party and the acceptance of official GMP documents issued by the other Party. The Agreement also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures.

Among the areas of absence of mutual recognition are batch testing and batch release. The U.K. has unilaterally agreed to accept EU batch testing and batch release for a period of at least 2 years until January 1, 2023. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the U.K. must be retested and re-released when entering the EU market for commercial use. As regards marketing authorizations, Great Britain will have a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland will, however, continue to be covered by the marketing authorizations granted by the European Commission.

This lack of clarity on future U.K. laws and regulations and their interaction with EU laws and regulations may negatively impact foreign direct investment in the U.K., increase costs, depress economic activity, and restrict access to capital. The uncertainty concerning the U.K.’s legal, political and economic relationship with the EU after Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise) beyond the date of Brexit.

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

Because we have acquired all the outstanding shares of most of our acquired companies, our investment in those companies are or will be subject to all of their liabilities other than their respective debts which we paid or will pay at the time of the acquisitions. If there are unknown liabilities or other obligations, our business could be materially affected. We may also experience issues relating to internal controls over financial reporting, issues that could affect our ability to comply with the Sarbanes-Oxley Act, tax examinations by the IRS or state tax authorities, or issues that could affect our ability to comply with other applicable laws.

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

We had U.S. federal and state net operating loss carryforwards of approximately $107.8 million and $110.3 million, respectively, as of December 31, 2021, of which a portion of the federal and state amount of $6.6 million and $110.3 million, respectively, has a 20-year carry forward period that will expire at various dates beginning in 2024. Under current law, the remaining federal amount of $101.2 million has an indefinite life and generally may not be carried back to prior taxable years except that net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years. For net operating losses arising in taxable years beginning after December 31, 2017, we are permitted a net operating loss deduction that is limited to 80% of our taxable income in such year. The net operating loss carryforwards are reflective of a 382-limitation related to ownership changes. Under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”), to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs are subject to limitations arising from previous ownership changes that impact the timing and amount. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change. Accordingly, we may not be able to utilize a material portion of our NOLs and this could harm our future operating results by effectively increasing our future tax obligations.

As of December 31, 2021, we have recorded a valuation allowance of $40.6 million against our gross deferred tax asset.

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

To obtain marketing approval, United States laws require:

●	controlled research and human clinical testing;
●	establishment of the safety and efficacy of the product for each use sought;
●	government review and approval of a submission containing, among other things, manufacturing, pre-clinical and clinical data; and
●	compliance with cGMP regulations.

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

●	disagreement with the design or implementation of our clinical trials;
●	failure to demonstrate that our candidate is safe and effective for the proposed indication;
●	failure of clinical trial results to meet the level of statistical significance required for approval;
●	failure to demonstrate that the product candidate’s benefits outweigh its risks;
●	disagreement with our interpretation of pre-clinical or clinical data; and
●	inadequacies in the manufacturing facilities or processes of third-party manufacturers.

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

If we or others identify undesirable side effects caused by our product candidates either before or after receipt of marketing approval, a number of potentially significant negative consequences could result, including:

●	our clinical trials may be put on hold;
●	we may be unable to obtain regulatory approval for our product candidates;
●	regulatory authorities may withdraw approvals of our products;
●	regulatory authorities may require additional warnings on the label;
●	a medication guide outlining the risks of such side effects for distribution to patients may be required;

●	we could be sued and held liable for harm caused to patients; and
●	our reputation may suffer.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to conditions of approval. We may also be required to conduct post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product potentially over many years. If the FDA or other regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP, and compliance with cGMP and GCP for any clinical trials that we conduct post-approval. Manufacturers and manufacturers’ facilities are also required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. Any such restrictions may result in significant additional expense or could limit sales of the approved product. If we, or any of the third parties on which we rely, fail to meet those requirements, the FDA or comparable regulatory authorities outside the United States could initiate enforcement action. Other consequences include the issuance of fines, warning letters, untitled letters or holds on clinical trials, product seizure or detention or refusal to permit the import or export of our product candidates, and permanent injunctions and consent decrees, including the imposition of civil or criminal penalties, among other consequences, that could significantly impair our ability to successfully commercialize a given product.

Later discovery of previously unknown problems with an approved product, including adverse events of unanticipated severity or frequency, or with manufacturing operations or processes, may result in, among other things:

●	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls;

●	fines or warning letters, or clinical holds on clinical trials involving related product candidates;
●	refusal by the FDA or other regulatory authorities to approve pending applications or supplements to approved applications submitted by us or suspension or revocation of product license approvals;
●	product seizure or detention or refusal to permit the import or export of products; and
●	injunctions or the imposition of civil, criminal and/or administrative penalties, damages, monetary fines, disgorgement, exclusion from participation in governmental reimbursement programs, such as Medicare, Medicaid and other federal health care programs and curtailment or restructuring of our operations.

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

Any current or future product candidate we may develop and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, import, export and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction and it is possible that none of the product candidates we may seek to develop in the future will ever obtain regulatory approval. We have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and effectiveness. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

Additionally, product approvals may be delayed as a result of the COVID-19 pandemic. As of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period.

If we experience delays in obtaining approval or if we fail to obtain approval of any current or future product candidates we may develop, the commercial prospects for those product candidates may be harmed, and our ability to generate revenues will be materially impaired.

If the FDA or comparable foreign regulatory authorities approve generic or biosimilar versions of any of our products that receive marketing approval, or if we do not obtain the exclusivity periods for our approved products that we hope to achieve, the sales of our products could be adversely affected.

If and when approved, our product candidates may face competition from ANDA or 505(b)(2) product candidates referencing our drug product and from biosimilars product candidates referencing our biological product. Certain ANDAs, and certain biosimilar products that are deemed under applicable laws to be “interchangeable with” our biological product, once approved, may be substituted for our product candidates, subject to applicable state laws.

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

We may pursue pediatric exclusivity for one or more of our product candidates but may not succeed in obtaining it. There is also a risk that a competitor may achieve pediatric exclusivity that would delay any potential approvals of our product candidates. In the United States, the FDA has the authority to award additional exclusivity for approved products where the sponsor conducts specified testing on pediatric or adolescent populations upon the written request of the FDA. If granted, pediatric exclusivity may add six months to certain patents or regulatory exclusivity periods for an approved drug, and to regulatory exclusivity periods for an approved biological product. In the EU, as well, pediatric studies are incentivized by the reward of additional exclusivity. Pediatric Investigation Plans (“PIPs”), are determined by the Pediatric Committee of the EMA. Where an application for a marketing authorization is submitted in respect of a medicinal product designated as an orphan medicinal product and that application contains the results of the PIP studies, market exclusivity for that orphan medicinal product is extended by two years. Where an application for a marketing authorization is submitted in respect of a medicinal product that is not designated as an orphan medicinal product and that application contains the results of the PIP studies, it may be possible to obtain a 6-month extension of a supplementary protection certificate extending patent protection for a medicinal product.

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

In the European Union, orphan drug status offers similar but not identical benefits as those in the United States. We may pursue orphan drug designation for one or more of our product candidates but obtaining such designation cannot be assured. Even if we obtain orphan drug exclusivity, competitors may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Additionally, should a competitor receive orphan drug designation for a product to treat the same disease and same indication as one of our product candidates, there is a risk that the FDA or a comparable European regulatory body could delay approving our product candidate.

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

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims, for example, to materials, formulations, methods of manufacture, methods of analysis and/or methods for treatment related to the use or manufacture of our product candidates. For instance, we and certain of our executive officers have been named in a lawsuit brought by a former employee, De-Chu Christopher Tang. The lawsuit asserts a number of claims, including claims that Dr. Tang owns certain portions of our intellectual property and that we wrongfully retained Dr. Tang’s lab notebooks after the conclusion of his employment in 2012. We believe the claims are without merit.

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

We are a party to a number of license agreements that are important to our business, and we may enter into additional license agreements in the future. Certain of our in-licensed intellectual property covers, or may cover, RespirVec technology, EuPort technology, and certain of our product candidates including pemvidutide. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other of our obligations. If there is any conflict, dispute, disagreement or issue of non-performance between the Company and our licensing partners regarding our rights or obligations under the license agreements, including any such conflict, dispute or disagreement arising from our failure to satisfy payment obligations under any such agreement, we may owe damages, our licensor may have a right to terminate the affected license, and our ability to utilize the affected intellectual property in our product discovery and development efforts and our ability to enter into collaboration or marketing agreements for an affected product candidate may be adversely affected.

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

Even if we obtain marketing approval for our product candidates, or any other product candidates that we may develop or acquire in the future, the product may not gain market acceptance among physicians, third-party payers, patients and others in the medical community. Market acceptance of any approved products depends on a number of other factors, including:

●	the efficacy and safety of the product, as demonstrated in clinical trials;
●	the clinical indications for which the product is approved and the label approved by regulatory authorities for use with the product, including any warnings that may be required on the label;
●	acceptance by physicians and patients of the product as a safe and effective treatment and the willingness of the target patient population to try new vaccines and/or therapies and of physicians to prescribe new vaccines and/or therapies;
●	the cost, safety and efficacy of treatment in relation to alternative treatments;
●	the availability of adequate course and reimbursement by third-party payers and government authorities;
●	relative convenience and ease of administration;
●	the prevalence and severity of adverse side effects;
●	the effectiveness of our sales and marketing efforts; and
●	the restrictions on the use of our products together with other medications, if any.

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

We do not have any manufacturing facilities or personnel, and we rely on, and expect to continue to rely on, third-party manufacturers and suppliers to manufacture and supply vaccines, drug substance and drug product for our preclinical studies and clinical trials, and on related materials, such as HBV products and pemvidutide. We rely on a small number of third-party manufacturers and suppliers to manufacture and supply bulk drug substance and drug product and fill finished vaccines for our initial clinical trials. This reliance on a small number of third parties increases the risk that we will not have sufficient quantities of our product candidates or other products needed for our preclinical studies and clinical trials, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates itself, including:

●	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

●	reduced control as a result of using third-party manufacturers for all aspects of manufacturing activities, including regulatory compliance and quality assurance. We do not have control over third party manufacturers’ compliance with these regulations and standards, but we may ultimately be responsible for any of their failures;
●	delays as a result of manufacturing problems or re-prioritization of projects at a third-party manufacturer;
●	our third-party manufacturers might be unable to formulate and manufacture our product candidates in the volume and of the quality required to meet our clinical and commercial needs, if any;
●	termination or non-renewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
●	the possible misappropriation of our proprietary information, including our trade secrets and know-how or infringement of third-party intellectual property rights by our contract manufacturers; and
●	disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier.

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

Since March 2020, foreign and domestic inspections by the FDA have largely been on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. FDA has stated that foreign inspections not deemed mission-critical remain temporarily postponed, while those that are deemed “mission-critical” will be considered for inspection on a case-by-case basis. Should FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. Throughout the duration of the public health emergency, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

The extent to which the ongoing COVID-19 pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the emergence of new variants, and the actions to contain COVID-19 or treat its impact, among others.

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

Our reliance on contract manufacturers may adversely affect our operations or result in unforeseen delays or other problems beyond our control. Because of contractual restraints and the limited number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture our products on a commercial scale, replacement of a manufacturer may be expensive and time consuming and may cause interruptions in the production of our product candidates. A third-party manufacturer may also encounter difficulties in production. These problems may include:

●	difficulties with production costs, scale-up and yields;
●	unavailability of raw materials and supplies;
●	insufficient quality control and assurance;
●	shortages of qualified personnel;
●	failure to comply with strictly enforced federal, state and foreign regulations that vary in each country where product might be sold; and
●	lack of capital funding.

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

Factors that may inhibit our efforts to commercialize our products on our own include:

●	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
●	the inability of sales personnel to obtain access to physicians;
●	the lack of adequate numbers of physicians to prescribe any future products;

●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates or products that we may develop;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;
●	significant costs to defend the related litigations;
●	a diversion of management’s time and the Company’s resources;
●	substantial monetary awards to trial participants or patients;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	loss of revenue;

●	the inability to commercialize any product candidates that we may develop; and
●	a decline in our stock price.

Failure to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently carry liability insurance covering residual liability related to previously completed clinical trials in the amount of $10.0 million in the U.S., product liability insurance covering our clinical trials in the United Kingdom in the amount of £10.0 million in the aggregate, and clinical trial liability insurance covering our clinical trials in various countries. Although we maintain product liability insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

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

In international markets, reimbursement and health care payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In some countries, particularly member states of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on coverage, prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce revenues. In some countries, additional clinical research may be required to enable comparison of the cost-effectiveness of our product candidates, if they are approved, to other available products in order to obtain or maintain coverage, reimbursement or pricing approval. Publication of discounts by third-party payers or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. In the United States, concerns about drug pricing have been expressed by members of Congress and presidential administrations. There can be no assurance that our product candidates, if approved, will be considered cost-effective by third-party payers, that an adequate level of reimbursement will be available or that the third-party payers’ reimbursement policies will not adversely affect our ability to sell our products profitably. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

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

In addition, we may be subject to patient privacy regulation by the federal government and state governments in which we conduct our business. In addition to the Anti-Kickback Statute, FCA and Physician Payments Sunshine Act and their implementing regulations, the laws that may affect our ability to operate include, but are not limited to:

●	HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it.
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	federal government price reporting laws that require the calculation and reporting of complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts, on any of our product candidates that may be approved for marketing (participation in these programs and compliance with the applicable requirements may also subject us to potentially significant discounts on our products and increased infrastructure costs, and potentially limit our ability to offer certain marketplace discounts);
●	the FCPA, which regulates certain financial relationships with foreign government officials (which could include, for example, certain medical professionals), and anti-bribery laws and related laws, and laws pertaining to the accuracy of our internal books and records, which have been the focus of increasing enforcement activity in recent years; and
●	state law equivalents of each of the above federal laws, such as anti-kickback, false claims, consumer protection and unfair competition laws, which may apply to our business practices, including but not limited to, research, distribution, sales-and-marketing arrangements as well as submitting claims involving health care items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to health care providers; state laws that require drug manufacturers to file reports with states regarding marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to health care professionals and entities (compliance with such requirements may require investment in infrastructure to ensure that tracking is performed properly, and some of these laws result in the public disclosure of various types of payments and relationships, which could potentially have a negative effect on our business and/or increase enforcement scrutiny of the Company’s activities); and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, with differing effects.

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

Additional legislative changes, regulatory changes or guidance could be adopted, which may impact the marketing approvals and reimbursement for our product candidates. For example, on July 9, 2021, President Biden issued an executive order directing the FDA to, among other things, continue to clarify and improve the approval framework for biosimilars, including the standards for interchangeability of biological products, facilitate the development and approval of biosimilar and interchangeable products, clarify existing requirements and procedures related to the review and submission of BLAs, and identify and address any efforts to impede biosimilar competition.

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

It is possible that the Health Care Reform Law, as currently enacted or may be amended or otherwise modified in the future, as well as other health care reform measures that may be adopted in the future, may result in additional reductions in Medicare payment and other health care financing, more rigorous coverage criteria, and new payment methodologies and in additional downward pressure on coverage and payment and the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from commercial payors. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. These continuing health care reform initiatives may adversely affect:

●	the demand for any product candidates for which we may obtain regulatory approval;
●	our ability to set a price that we believe is fair for our products;
●	our ability to obtain coverage and reimbursement approval for a product;

●	our ability to generate revenues and achieve or maintain profitability; and
●	the level of taxes that we are required to pay.

Certain business practices associated with the commercialization of pharmaceutical products are subject to scrutiny by regulatory authorities, as well as to lawsuits brought by private citizens under federal and state laws. Failure to comply with applicable law or an adverse decision in lawsuits may result in adverse consequences to the Company.

The laws that would govern our conduct in the United States upon the commercialization of our product candidates are enforceable by criminal, civil and administrative penalties. Violations of laws such as the Anti-Kickback Statute and FCA, the FD&C Act, or any regulations promulgated under their authority, may result in jail sentences, fines or exclusion from federal and state programs, as may be determined by Medicare, Medicaid, the Department of Defense, other regulatory authorities and the courts. There can be no assurance that our activities will not come under the scrutiny of regulators and other government authorities or that our practices will not be found to violate applicable laws, rules and regulations or prompt lawsuits by private citizen “relators” under federal or state false claims laws. In the United States, among the laws that may affect our ability to operate and market our products include, but are not limited to:

●	The federal Anti-Kickback Statute prohibits, among other activities, any person from knowingly and willfully, directly or indirectly soliciting, receiving, offering or paying any remuneration with the intent of (or in return for) generating referrals of individuals or purchases, orders or recommendations for services or items reimbursable by federal health care programs like Medicare and Medicaid. Courts have interpreted this law very broadly, including by holding that a violation has occurred if even one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Moreover, liability under the Anti-Kickback Statute may be established without proving actual knowledge of the law or specific intent to violate. There are statutory exceptions and regulatory safe harbors that protect certain arrangements from prosecution or administrative sanctions, but the exceptions and safe harbors are drawn narrowly. The fact that an arrangement does not fall within a safe harbor does not necessarily render the conduct illegal under the Anti-Kickback Statute, but the arrangement may be subject to scrutiny based on the facts and circumstances. Practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical products, including certain discounts, or engaging such individuals as consultants, advisors and speakers, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product support and patient assistance programs. Violations of the Anti-Kickback Statute may be punished by civil and criminal penalties, damages, fines, or exclusion from participation in federal health care programs like Medicare and Medicaid. In addition, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.
●	The FCA prohibits any person from, among other things, knowingly presenting or causing to be presented a false or fraudulent claim for payment of government funds, or making, or causing to be made, a false statement material to a false or fraudulent claim, or knowingly concealing or knowingly and improperly avoiding, or decreasing, an obligation to pay or transmit money or property to the government. The FCA is commonly used to sue those who submit allegedly false Medicare or Medicaid claims, as well as those who induce or assist others to submit a false claim. “False claims” can result not only from non-compliance with the express requirements of applicable governmental reimbursement programs, such as Medicare or Medicaid, but also from non-compliance with other laws, such as the Anti-Kickback Law, FDA laws on off-label promotion, or laws that require quality care in service delivery. Actions under the FCA may be brought by the government or by whistleblowers referred to as relators, who may initiate an action in the name of the government and may share in any monetary recovery. Violations of the FCA can result in treble damages, mandatory per claim penalties, and exclusion from participation in federal health care programs.
●	HIPAA created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and

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
●	The Physician Payments Sunshine Act, implemented as the Open Payments program, imposes reporting requirements for pharmaceutical, biologic, and device manufacturers regarding payments or other transfers of value made to physicians, teaching hospitals, and other healthcare providers, including investment interests in such manufacturers held by physicians and their immediate family members during the preceding calendar year. Annual reporting of such transfers of value by manufacturers has increased scrutiny of the financial relationships between industry and the physicians, teaching hospitals and other healthcare providers. Failure to submit required annual information may result in civil monetary penalties, which may increase significantly for “knowing failures.”
●	Analogous state laws and regulations, including anti-kickback and false claims laws, which apply to items and services reimbursed under Medicaid or, in several states, regardless of the payer, including private payers. Some state laws require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing related activities including the provision of gifts, meals, or other items to certain health care providers. Some states restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Some states require the posting of information relating to clinical studies and their outcomes. Other states and cities require identification or licensing of sales representatives. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes of conduct.
●	The FD&C Act and comparable foreign laws, in addition to prohibiting the promotion of the safety or effectiveness of product candidates not yet approved for commercialization, an act known as pre-approval promotion, also generally restrict companies from promoting approved products for indications other than those indications for which a product is approved, which is also referred to as off-label use. This means, for example, that we may not make claims about the use of our products, should they be approved for sale, outside of their approved indications, and we may not proactively discuss or provide information regarding any of their off-label uses subject to very specific and limited exceptions. If we or our business partners fail to comply with applicable laws and regulations governing off-label uses of our product candidates, if approved, then we could be subject to administrative or judicially imposed sanctions, including, but not limited to: (i) enforcement proceedings by regulatory agencies; (ii) reduced demand for our products; and (iii) civil or criminal sanctions. Furthermore, actions under the FCA have recently been brought against companies for allegedly promoting off-label uses of drugs, because such promotion induces the use and subsequent claims for reimbursement under Medicare and other federal programs. Similar actions for off-label promotion have been initiated by several states for Medicaid fraud.

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

In addition, the European Parliament and the Council of the European Union have adopted a new pan-European General Data Protection Regulation (“GDPR”), effective May 25, 2018, which increases privacy rights for individuals in Europe, extends the scope of responsibilities for data controllers and data processors and imposes increased requirements and potential penalties on companies, offering goods or services to individuals who are located in the EU or monitoring the behavior of such individuals (including by companies based outside of the EU). The GDPR governs the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data. It is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR. Noncompliance can result in penalties of up to the greater of EUR 20 million, or 4% of annual global company revenues. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. While we expect to have substantially compliant programs and controls in place to comply with the GDPR requirements, our compliance with the new regulation is likely to impose additional costs on us and we cannot predict whether the interpretations of the requirements, or changes in our practices in response to new requirements or interpretations of the requirements could have a material adverse effect on our business. There is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. On June 28, 2021, the EU Commission adopted decisions on the U.K.’s adequacy under the EU’s GDPR. This means that most personal data can continue to flow from the EU and the EEA to the U.K. without the need for additional safeguards. However, restricted transfers from the U.K. to other countries, including to the EEA, are subject to transfer rules under the U.K. regime. On February 2, 2022, the U.K. announced the implementation of a new series of U.K. Standard Contractual Clauses, which must be adopted by U.K. companies no later than March 21, 2024. These U.K. transfer rules broadly mirror the EU GDPR rules, but the U.K. has the independence to keep the framework under review, lending uncertainty to future data transfers in to and out of the U.K.

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

Our stock price has been and, in the future, may be subject to substantial volatility. On September 13, 2018 we amended our Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio 1-for-30 (the “Reverse Stock Split”). The Reverse Stock Split was effective on September 13, 2018, and our shares of common stock commenced trading on NASDAQ on a post-Reverse Stock Split basis on September 14, 2018. The volatility of our stock price has increased since we effected the Reverse Stock Split. Since our common stock began trading on a post-Reverse Stock Split basis on September 14, 2018 and through December 31, 2021, our stock has traded in a range with a low of $1.51 and a high of $36.25.

Furthermore, the stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

●	announcements relating to development, regulatory approvals or commercialization of our product candidates or those of competitors;
●	results of clinical trials of our product candidates or those of our competitors;
●	announcements by us or our competitors of significant strategic partnerships or collaborations or terminations of such arrangements;

●	actual or anticipated variations in our operating results and whether we have achieved key business targets;
●	sales of our common stock, including sales by our directors and officers or specific stockholders;
●	changes in, or our failure to meet, financial estimates by us or by any securities analysts who might cover our stock;
●	changes in securities analysists’ buy and/or sell recommendations;
●	general economic, political, or stock market conditions;
●	conditions or trends in our industry;
●	changes in laws or other regulatory actions affecting us or our industry;
●	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;
●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
●	capital commitments;
●	investors’ general perception of our company, our business, and our prospects;
●	disputes concerning our intellectual property or other proprietary rights; and
●	recruitment or departure of key personnel.

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

If our securities are delisted from trading on the NASDAQ exchange, our securities could be quoted on the OTCQB or on the Pink Open Market. As a result, we could face significant adverse consequences including:

●	a limited availability of market quotations for our securities;
●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage for us; and
●	a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3) or obtain additional financing in the future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in Gaithersburg, Maryland, where we occupy approximately 19,699 square feet of laboratory and office space. For additional information, see Note 6 to our consolidated financial statements. Management believes that these facilities are suitable and adequate to meet our anticipated needs.

Item 3. Legal Proceedings

In December 2019, a complaint was filed by Dr. De-Chu Christopher Tang (“Plaintiff”) against us, which we removed to the United States District Court for the Eastern District of Texas. The Plaintiff amended the complaint in February 2020 to include Vipin K. Garg and David J. Drutz as defendants, in addition to the Company (Dr. Garg, Dr. Drutz, and the Company are collectively referred to as “Defendants”). In March 2020 the Defendants filed a motion to dismiss the complaint. The Court denied the motion without prejudice and allowed Plaintiff an opportunity to file an amended complaint. Plaintiff’s second amended complaint was filed on April 17, 2020, and Defendants filed a motion to dismiss that complaint on May 1, 2020. A hearing on Defendants’ motion to dismiss was held on May 20, 2020. Plaintiff, who is representing himself, alleges five causes of action as follows: (1) Defendants’ alleged retention of Plaintiff’s lab notebooks after the termination of his employment in 2012; (2) alleged plagiarism based on publishing an article without naming Plaintiff as an author; (3) use of the Adhigh System, which Plaintiff alleges he developed; (4) allegations that Defendants manipulated our stock and caused a decrease in value; and (5) allegations that the Defendants “wast[ed] government grant money and poison[ed] science by leaving data to rot.” On September 30, 2020, Plaintiff filed a motion titled “Motion to Proscribe Defendants’ Allegedly Illegal Use of Plaintiff’s AdHigh System in Altimmune’s Human

Clinical Trials,” to which Defendants filed an opposition on October 13, 2020. The court has not yet ruled on that motion, which also remains pending. On November 6, 2020, Defendants filed a motion for summary judgment on the basis of lack of personal jurisdiction, insufficient service of process, and failure to state a claim. The court ruled on that motion on March 25, 2021, which dismissed the case on the basis of lack of personal jurisdiction. On December 1, 2020, the magistrate judge assigned to the case issued a report and recommendation that Defendants’ motion to dismiss of May 1, 2020 be granted and that this action be dismissed for lack of personal jurisdiction. Plaintiff filed objections to the report and recommendation on December 14, 2020, and the resolution of those objections by the district court remains pending. In December 2021, the Plaintiff refiled the complaint in the United States District Court for the District of Maryland. We believe the allegations in the complaint are without merit and intend to vigorously defend the litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Market under the symbol “ALT”.

Holders

As of March 11, 2022, we had 178 record holders of our common stock. The number of record holders is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Item 6. Reserved

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

Overview

Altimmune, Inc. is a clinical stage biopharmaceutical company focused on developing treatments for obesity and liver diseases. Our lead product candidate, pemvidutide (proposed INN, formerly known as ALT-801), is a GLP-1/glucagon dual receptor agonist that is being developed for the treatment of obesity and non-alcoholic steatohepatitis (“NASH”). In addition, we are developing HepTcell, an immunotherapeutic agent designed to achieve a functional cure for chronic hepatitis B. In June 2021, we announced the discontinuation of further development of our COVID-19 vaccine candidate, AdCOVID following our review of findings from the Phase 1 clinical trial, and in view of the highly competitive COVID-19 landscape. In the study, AdCOVID was generally well tolerated, but the immunogenicity data demonstrated lower than expected immune responses for each of the immune parameters tested.

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

Pemvidutide

We completed an acquisition in July 2019 of all of the equity interests of Spitfire Pharma, Inc. (“Spitfire”). Spitfire was a privately held, preclinical pharmaceutical company with the primary asset being a novel peptide-based dual GLP-1/glucagon receptor agonist for the treatment of NASH. We refer to this product candidate as pemvidutide, and it is designed to treat obesity and the metabolic dysfunction that causes NASH.

Obesity is a significant burden to the global healthcare systems and is implicated in two-thirds of the leading causes of death from non-communicable diseases worldwide. Some of the leading co-morbidities of obesity include high blood pressure, high cholesterol, type 2 diabetes, coronary heart disease, stroke, gallbladder disease, osteoarthritis, sleep apnea and breathing problems, certain cancers and NASH. NASH involves multiple metabolic pathways leading to the abnormal accumulation of liver fat, toxic lipid metabolites, and inflammation, leading to fibrosis or eventually liver cancer. Non-alcoholic fatty liver disease (“NAFLD”), the fatty liver precursor to NASH, is present in up to 90% of obese patients, and approximately 20% of NAFLD patients progress to NASH. In addition, up to 40% of NASH patients develop NAFLD recurrence one year after liver transplant, which we believe indicates that the underlying metabolic disease is still present after transplant. We believe the treatment of obesity is the cornerstone of treating NASH and the principal morbidities of NASH.

Pemvidutide’s dual agonist mechanism of action is designed to combine the activity of GLP-1 for the reduction of appetite and inflammation, with the direct activity of glucagon on the liver, including increased energy expenditure, adipose browning, lipolysis and mobilization of the liver fat. Pemvidutide incorporates a proprietary side chain, referred to as the EuPort domain, which is designed to enhance pharmacokinetics for tolerability in the gastrointestinal tract and permit weekly dosing. As observed in a well-established preclinical model of the disease, pemvidutide is capable of inducing significant weight loss with concomitant decreases in liver fat, inflammation and fibrosis, with superior results compared to semaglutide. In addition, pemvidutide demonstrated improved metabolic function and exhibited pleiotropic effects in our preclinical testing across multiple metabolic pathways involved in NASH. We also observed in these studies that pemvidutide resulted in more profound suppression of genes associated with steatosis, inflammation and stellate cell fibrosis by RNA sequencing compared to semaglutide.

In September 2021, we announced the completion of a 12-week Phase 1 clinical trial of pemvidutide in Australia under a clinical trial application. The trial was a first-in-human, randomized, placebo-controlled, single-ascending and multiple-ascending dose (“MAD”) study in overweight and obese volunteers. The endpoints of the Phase 1 trial were to assess the safety, tolerability and pharmacokinetics of pemvidutide, with primary readouts on safety, pharmacokinetics and weight loss. Additional readouts included metabolic and lipid profile, cardiovascular measures and glucose homeostasis.

An Investigational New Drug application (“IND”) for obesity was submitted to the U.S. Food and Drug Administration (“FDA”) in December 2021 and we announced on January 31, 2022 that we had received FDA clearance for a Phase 2 trial in this indication. We expect to initiate this 48-week Phase 2 obesity trial in the first half of 2022. The readouts of that study will include safety, weight loss and other metabolic measures. The study will include a 24-week interim analysis of safety and weight loss that we expect will read out in the fourth quarter of 2022.

We are currently conducting a 12-week Phase 1b trial of pemvidutide in patients with NAFLD at multiple sites in the United States. This double-blind, randomized, placebo-controlled study will enroll approximately 72 diabetic and non-diabetic overweight and obese adult patients with a liver fat content greater than 10% as measured by MRI-PDFF. The primary efficacy endpoint is the change in liver fat content from baseline, with a secondary endpoint of weight loss. The study is expected to read out topline results in the third quarter of 2022. We expect to initiate a 12-week double-blind, placebo-controlled extension study which, combined with the 12-week Phase 1b NAFLD trial, will allow patients to receive up to a total of 24 weeks of continuous pemvidutide or placebo treatment and provide a read out on weight loss after 24 weeks of treatment, which is expected in the fourth quarter of 2022. Based on the findings of the NAFLD study and evaluation of other priorities, we intend to initiate a 52-week biopsy-driven Phase 2 NASH study in 2022.

HepTcell

HepTcell is an immunotherapeutic product candidate for patients chronically infected with the hepatitis B virus (“HBV”). Approximately 300 million people worldwide live with chronic HBV infection, including approximately 2.2 million in the United States. Chronic HBV infection can lead to serious complications, including cirrhosis and liver cancer. Approximately 780,000 people die per year worldwide due to cirrhosis and liver cancer. Current antivirals prevent disease progression but rarely clear chronic infection. HepTcell is designed to drive CD4+ and CD8+ T-cell responses against all HBV genotypes in patients of all ethnic backgrounds. Stimulating T-cell responses in chronically infected HBV patients has been challenging because chronic infection with HBV strongly suppresses T-cell immunity directed against the virus. HepTcell focuses the T cell response on discrete, highly conserved regions of the HBV proteome. We believe our approach allows HepTcell to break immune tolerance by activating T-cells against critical viral sequences with decreased probability of immune escape due to viral mutation. HepTcell is based on our synthetic peptide technology platform and is given by intramuscular injection. In 2018, we completed a Phase 1 trial in the United Kingdom and South Korea in adult patients with chronic HBV. The HepTcell Phase 1 trial was a double-blinded, placebo-controlled, randomized, dose-escalation study that enrolled 61 subjects with chronic HBV who were HBeAg-negative and well-controlled on licensed antivirals. A total of 41 patients received one of two dose levels of HepTcell, with and without IC31™, a depot-forming TLR9 adjuvant developed by Valneva SE, while 20 control patients received either IC31 alone or placebo. Patients received three injections 28 days apart and were followed for six months after the final dose. All dose combinations were generally well-tolerated and met the primary endpoint of safety. In the two adjuvanted HepTcell arms, T-cell responses against HBV markedly increased over baseline compared to placebo.

We initiated a Phase 2 study during Q4 2020 in the United States, Canada and Europe that is a double-blind, randomized, placebo-controlled study of 80 adult patients with HBeAg-negative inactive CHB and HBsAg ≤ 100 IU/mL. Patients with HBsAg ≤ 100/mL are more likely to mount effective T cell responses against HBV than those with higher levels. The vision is that HepTcell could be used in combination with newer direct acting agents that may be more effective than nucleosides in reducing HBsAg to this level. HepTcell is being administered in 6 doses at the low dose level of HepTcell plus IC31™ at 4-week intervals for 24 weeks, and patients will be followed for one year to evaluate safety and durability of response. The primary efficacy endpoint is virological response, defined as a 1-log reduction in HBsAg levels from baseline or HBsAg clearance at 24 weeks. Secondary efficacy endpoints include reactivation of anti-HBV T cell responses, and other assessments of virologic response. We expect data from this study in the first half of 2023. A follow-up phase will assess the safety and durability of response one year after completion of treatment.

Discontinued Programs

AdCOVID

AdCOVID was an intranasal COVID-19 vaccine candidate designed to guard the respiratory tract from viral invasion and to provide protection against viral spread through stimulation of both mucosal and systemic antibodies (IgA and IgG) as well as cell-mediated immunity. By stimulating mucosal immunity in the nasal cavity, a key point of entry and replication for the SARS-CoV-2 virus, we believed that AdCOVID had the potential to defend against both the infection and spread of the virus to others. We submitted an IND to the FDA in the fourth quarter of 2020 and received clearance from the FDA in February 2021 to initiate a Phase 1 clinical trial of AdCOVID. The Phase 1 clinical trial evaluated the safety and immunogenicity of AdCOVID in 92 healthy adult volunteers between the ages of 18 and 55. In June 2021, we announced the discontinuation of the development program for AdCOVID following our review of findings from the Phase 1 clinical trial and in consideration of the highly competitive COVID-19 landscape. In the study, the tolerability of AdCOVID was similar to placebo, but the immunogenicity data demonstrated lower than expected immune responses for each of the immune parameters tested.

T-COVID

T-COVID was an intranasal immune modulating therapeutic candidate based on the same replication-deficient adenovirus 5 (“RD-Ad5”) vector technology behind our other intranasal vaccine candidates, but it acted through a different mechanism that may have involved the innate immune system. With the support of the U.S. Army Medical Research & Development Command in collaboration with the Medical Technology Enterprise Consortium, during 2020, we initiated a placebo-controlled Phase 1/2 double-blind clinical trial to evaluate the potential of T-COVID to prevent clinical worsening in patients with early COVID-19. The trial was expected to enroll 96 community-based patients who were 18 years and older that present with fever, cough, or shortness of breath, with onset of symptoms within 48 hours, and a diagnosis of COVID-19 within 72 hours. The primary endpoint of the trial was the proportion of patients with clinical worsening, defined as a 4% decrease in pulse oxygen saturation, or the need for hospitalization. Secondary endpoints measured the average decrease in resting pulse oxygen saturation, average increase in resting pulse rate and proportion of patients requiring oxygen supplementation and mechanical ventilation. However, the effective rollout in the U.S. of authorized COVID-19 vaccines and decreasing incidence of disease significantly reduced the number of patients meeting our enrollment criteria, and we had been unable to enroll subjects in the final cohort, the cohort most likely to benefit from T-COVID. As a result of enrollment challenges, we decided to terminate further enrollment and have terminated the development of T-COVID.

NasoShield

NasoShield was an anthrax vaccine product candidate designed to provide rapid and stable protection after a single intranasal administration. It was being developed with the support of the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) for post-exposure prophylaxis against anthrax following exposure to aerosolized B. anthracis spores. We commenced a Phase 1b trial of NasoShield in adults in 2020 which builds on the Phase 1a trial completed in 2018 and evaluated the effect of modified methods of intranasal dosing on NasoShield safety and immunogenicity. The trial enrolled 42 healthy subjects who received intranasally administered NasoShield or saline placebo and were then monitored for 6 months post-dosing. The primary endpoint was the safety and tolerability of NasoShield. The primary immunogenicity readouts included the serum binding antibody to protective antigen and anthrax toxin blocking antibody responses at 28- and 56-days post-dose administration. Stimulation of the mucosal IgA immune response in the nasal cavity was also assessed. In April 2021, we received clinical data from the Phase 1b trial that showed positive immunogenicity results and a NasoShield tolerability profile similar to placebo. On December 31, 2021, the development support from BARDA ended and we have discontinued further development of the program.

NasoVAX

NasoVAX was a recombinant intranasal vaccine product candidate that was being developed for both seasonal and pandemic use. We believed NasoVAX could simultaneously activate the humoral, mucosal and cellular immune arms which may enable a more comprehensive immune response. The data from our Phase 2a trial with a monovalent NasoVAX vaccine indicated that NasoVAX achieved 100% seroprotection based on serum antibody responses, which was comparable to published results of a licensed injected influenza vaccine. Statistically significant increases in mucosal antibody were noted as well as a robust T cell response directed against influenza. The tolerability profile of NasoVAX was similar to placebo. Approximately half of the subjects from the highest dose were evaluated between 12 and 14 months after initial dosing for additional immunogenicity assessment. The durability data show that the immune response elicited by NasoVAX was stable with no overall change in the antibody titer or level of seroprotection over an average of 13 months. After evaluating the development path of NasoVAX, we have discontinued further development of the program.

Impact of COVID-19

We are closely monitoring how the spread of COVID-19, including any resurgences or the emergence of new variants, is affecting our employees, business, preclinical studies and clinical trials. We have reopened our executive office to allow certain employees to return to the office based on a phased approach that is intended to comply with federal and state guidelines, with a focus on employee safety and optimal work environment. We are continuing our regular interactions with the FDA and other regulatory agencies and, based on current information, we do not anticipate COVID-19 to materially affect our regulatory timelines for our ongoing clinical trials. Furthermore, as a government contractor, we are subject to the federal government vaccination mandate, which requires federal contractor employees, except in certain limited circumstances, to be vaccinated against COVID-19 by December 8, 2021. While the vaccination mandate remains subject to the interpretation of various government agencies and other entities, and questions remain regarding the specific application of the vaccination mandate, we are continuing to develop and implement health, safety, employment and operational protocols in order to timely comply with the vaccination mandate. As of December 31, 2021, the vaccination mandate has not had a material impact on our employees or operations.

Although operations have not been materially affected by the ongoing COVID-19 pandemic at this time, there is significant uncertainty relating to the trajectory of the pandemic and the impact of related responses, and disruptions caused by the ongoing COVID-19 pandemic may result in difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing trials and the incurrence of unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. The impact of the ongoing COVID-19 pandemic on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. In addition, a recurrence of COVID-19 cases, or variants thereof, could cause other widespread or more severe impacts depending on where infection rates are highest. We continue to monitor developments as we deal with the disruptions and uncertainties relating to the ongoing COVID-19 pandemic. See “Risk Factors— A pandemic, epidemic or outbreak of an infectious disease in the United States such as the COVID-19 pandemic may adversely affect our business.” in Part I, Item 1A of this Annual Report on Form 10-K.

U.S. Government Contracts and Grants

In June 2020, we were awarded $4.7 million from the U.S. Army Medical Research & Development Command (“USAMRDC”) to fund our Phase 1/2 clinical trial of T-COVID. The competitive award was granted by USAMRDC in collaboration with the Medical Technology Enterprise Consortium (“MTEC”), a 501(c)(3) biomedical technology consortium working in partnership with the Department of Defense (“DoD”). Under the contract, MTEC paid us a firm fixed fee based upon the achievement of certain milestones for conduct and completion of a Phase 1/2 study and research and development work on the replication-deficient adenovirus 5 (“RD-Ad5”) vector vaccine platform. For the year ended December 31, 2021 and 2020, we have recognized approximately $0.5 million and $4.2 million, respectively, of grant revenue under this contract.

In July 2016, we signed a five-year contract with Biomedical Advanced Research and Development Authority (“BARDA”). The contract, as amended, has a total value of up to $136.8 million and is used to fund clinical development of NasoShield. Under the contract, BARDA paid us a fixed fee and reimburses certain costs for the research and development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine through cGMP manufacture and conduct of a Phase 1 clinical trial dose ranging assessment of safety and immunogenicity. The contract consisted of an initial base performance period providing approximately $30.9 million in funding for the period July 2016 through December 2021. BARDA had seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical trials. Each option, if exercised by BARDA, would have provided additional funding ranging from approximately $1.1 million to $34.4 million for a three-year period beginning January 2021. For the year ended December 31, 2021 and 2020, we have recognized approximately $3.7 million and $3.1 million, respectively, of grant revenue under the current BARDA contract. At December 31, 2021, BARDA had not elected to extend the contract.

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

At-the-Market Offering

On February 25, 2021, we entered into an Equity Distribution Agreement (the “2021 Agreement”) with Piper Sandler & Co., Evercore Group L.L.C., and B. Riley Securities, Inc., serving as sales agents (the “Sales Agents”) with respect to an at-the-market offerings program under which we may offer and sell, from time to time at its sole discretion, shares of our common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $125.0 million (the “Shares”) through the Sale Agents (the “2021 Offering”). As of December 31, 2021, we sold 4,800,454 shares of Common Stock under the 2021 Agreement resulting in approximately $64.8 million in net proceeds, with $58.0 million remaining available to be sold under the 2021 Agreement.

On March 27, 2020, we entered into an Equity Distribution Agreement (the “2020 Agreement”) with JMP Securities LLC, serving as placement agent (the “Placement Agent”) with respect to an at-the-market offerings program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $50.0 million (the “Shares”) through the Placement Agent (the “2020 Offering”). We offered Shares having an aggregate offering price of $18.9 million pursuant to the prospectus supplement filed with the SEC on March 27, 2020. On June 1, 2020, we filed an amendment to the 2020 Agreement which amended the prospectus supplement dated March 27, 2020 to increase the aggregate offering price to $50.0 million. The 2020 Agreement was fully utilized during the year ended December 31, 2020, and no Shares were sold under the 2020 Agreement during the year ended December 31, 2021.

Current Resources

We have financed our operations to date principally through our equity offerings and proceeds from issuances of our preferred stock, common stock and warrants. At December 31, 2021, we had $190.3 million of cash, cash equivalents and restricted cash. Accordingly, management believes that we have sufficient capital to fund our plan of operations for at least a twelve-month period from the issuance date of our December 31, 2021 consolidated financial statements. However, in order to address our capital needs in the long-term, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding and monetization of our existing programs through partnership arrangements or sales to third parties.

Financial Operations Overview

The consolidated financial information presented below includes the accounts of Altimmune, Inc., Altimmune UK, Ltd, Spitfire Pharma, LLC. and Altimmune AU Pty, Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue

We have not generated any revenues from the sale of any products to date. Our revenue consists primarily of government and foundation grants and contracts that support our efforts on specific research projects. These grants and contracts generally provide for reimbursement of approved costs as those costs are incurred by us. Research grants and contracts and the related accounts receivable are recognized as earned when reimbursable expenses are incurred and the performance obligation is complete. Payments received in advance of services being provided are recorded as deferred revenue. We anticipate that these government and foundation grants will decline in future periods.

Research and development expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

●	expenses incurred under agreements with CROs and investigative sites that conduct our clinical trials;
●	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;
●	costs associated with preclinical and clinical activities and regulatory operations, including the cost of acquiring, developing and manufacturing clinical trial materials; and
●	facilities, depreciation and other expenses, which include direct and allocated expenses for insurance and other supplies.

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

We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates or if, when or to what extent we will generate sales from the commercialization of any of our product candidates if they receive regulatory approval. The successful development of our product candidates is highly uncertain and may never result in approved products. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

●	scope, rate of enrollment and expense of our ongoing, as well as any additional, clinical trials, and other research and development activities;
●	significant and potentially changing government regulation; and
●	the timing and receipt of regulatory approvals, if any.

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

We plan to increase our research and development expenses for the foreseeable future as we continue the development of clinical and preclinical candidates. Our current planned research and development activities include the following:

●	complete a Phase 1 clinical trial for pemvidutide in NASH;
●	initiate a Phase 2 clinical trial for pemvidutide in obesity;
●	conduct clinical and nonclinical safety studies for pemvidutide;
●	complete a Phase 2 clinical trial for HepTcell; and
●	manufacture clinical trial materials in support of our clinical trials.

To date, a significant portion of our research and development efforts have been related to the development of pemvidutide, HepTcell, as well as for NasoShield, NasoVAX, AdCOVID and T-COVID programs which were discontinued in 2021. We do not allocate personnel-related costs, costs associated with our general research platform improvements, depreciation or other indirect costs to specific programs.

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

Critical Accounting Policies and Significant Judgment and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates.

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

As of December 31, 2021, we recorded non-cash impairment charges of $11.4 million for assets that were previously capitalized in connection with the construction of the Lonza facility and subsequent discontinuation of AdCOVID (see Note 3). In addition, the Company recorded an impairment loss of $0.6 million on intangible assets associated with the Company’s discontinued development programs (see Note 5).

We have indefinite lived intangible assets associated with in-process research and development (“IPR&D”). Our IPR&D assets are currently non-amortizing. Until such time as the projects are either completed or abandoned, we test those assets for impairment at least annually at year end, or more frequently at interim periods, by evaluating qualitative factors which could be indicative of impairment. Qualitative factors being considered include, but are not limited to, the current project status, forecasted changes in the timing or amounts required to complete the project, forecasted changes in timing or changes in the future cash flows to be generated by the completed products, a probability of success of the ultimate project and changes to other market-based assumptions, such as discount rates. If impairment indicators are present as a result of our qualitative assessment, we test those assets for impairment by comparing the fair value of the assets to their carrying value. Upon completion or abandonment, the value of the IPR&D assets will be amortized to expense over the anticipated useful life of the developed products, if completed, or charged to expense when abandoned if no alternative future use exists. Key assumptions used in our impairment analysis tests include projected cash flows, a probability of success of the ultimate project and the discount rate.

For the year ended December 31, 2021, we have one IPR&D asset, HepTcell, that was acquired in 2015. This candidate is a viral pathogen immunotherapy product for the treatment of chronic HBV. We performed a qualitative assessment for the IPR&D impairment testing for the years ended December 31, 2021 and 2020 and determined that no impairment indicators were present.

Fair Value Measurements

We follow the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. We use prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may change for many instruments. This condition could cause an instrument to be reclassified within levels in the fair value hierarchy. If applicable, we will recognize transfers into and out of Level 3 within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. There were no transfers into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2021 and 2020.

Contingent Consideration

We record contingent consideration associated with development and regulatory milestones that meets the definition of a liability under FASB Accounting Standards Codification Topic 480, Distinguishing Liabilities From Equity (“ASC 480”) at fair value. The fair value model used to calculate this obligation is based on the Monte Carlo simulation that has been risk adjusted based on the probability of achievement of the milestones. The inputs we use for determining the fair value of the contingent consideration associated with development and regulatory milestones are Level 3 fair value measurements. We re-evaluate the fair value on a quarterly basis. Changes in the fair value can result from adjustments to the probability of achievement of the milestones, stock price, volatility and the risk-free interest rate.

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

Results of Operations

Comparison of years ended December 31, 2021 and December 31, 2020:

	For the Year Ended
	December 31,
(in thousands, except percentages)	2021	2020	Increase (Decrease)
Revenue	$4,410	$8,185	$(3,775)	(46)%
Operating expenses:
Research and development	74,541	49,774	24,767	50%
General and administrative	15,413	13,209	2,204	17%
Impairment loss on construction-in-progress	11,370	—	11,370	100%
Total operating expenses	101,324	62,983	38,341	61%
Loss from operations	(96,914)	(54,798)	(42,116)	(77)%
Other income (expense):
Interest expense	(6)	(9)	3	33%
Interest income	203	322	(119)	(37)%
Other (expense) income, net	(374)	24	(398)	(1,658)%
Total other (expense) income, net	(177)	337	(514)	(153)%
Net loss before income tax benefit	(97,091)	(54,461)	(42,630)	(78)%
Income tax benefit	—	5,417	(5,417)	(100)%
Net loss	$(97,091)	$(49,044)	$(48,047)	(98)%

Revenue

Revenue from contracts and grants for the years ended December 31, 2021 and 2020 consisted primarily of research grants in the United States from MTEC for our T-COVID product candidate and BARDA for our NasoShield vaccine candidate. These grants consist of firm fixed fee contracts based on milestones and cost reimbursement contracts, with a fixed fee based on either costs incurred or milestones met.

	Year Ended December 31,
(in thousands, except percentages)	2021	2020	Increase (Decrease)
Revenue	$4,410	$8,185	$(3,775)	(46)%

Revenue decreased by $3.8 million, or 46% for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease was primarily the result of a decrease of $3.7 million in MTEC revenue attributable to the timing of clinical trial and the discontinuation of development work on the T-COVID program.

Research and development expenses

Research and development expenses for the years ended December 31, 2021 and 2020 consisted primarily of expenses related to product candidate development. Research and development expenses for the years ended December 31, 2021 and 2020 are summarized as follows:

	Year Ended December 31,
(in thousands, except percentages)	2021	2020	Increase (Decrease)
Research and development	$74,541	$49,774	$24,767	50%

Research and development expenses increased by $24.8 million, or 50%, during the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increased expense was primarily due to:

●	an increase of $22.5 million primarily due to development activities for the COVID-19 program, AdCOVID (which was discontinued in June 2021);
●	an increase of $12.2 million due to the development activities for pemvidutide;

●	a net increase of $5.7 million due to the timing of clinical trial and development activities related to our other programs, along with costs associated with our pre-clinical projects and non-project specific research and development costs including employee compensation and facility costs; and
●	a decrease of $15.6 million primarily due to a decrease in the fair value of contingent consideration liability with respect to the acquisition of pemvidutide.

General and administrative expenses

The following is a summary of general and administrative expenses for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands, except percentages)	2021	2020	Increase (Decrease)
General and administrative	$15,413	$13,209	$2,204	17%

General and administrative expenses increased by $2.2 million, or 17%, during the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increased expense is primarily due to an increase of $1.9 million in labor-related and other costs, an increase of $1.4 million in stock compensation expense, partially offset by a decrease of $1.1 million in professional fees.

Impairment loss on construction-in-progress

Impairment loss on construction-in-progress of $11.4 million reported during the year ended December 31, 2021 represents non-cash impairment charges recorded for assets that were previously capitalized in connection with the construction of the Lonza facility and subsequent discontinuation of AdCOVID. There were no impairment charges reported during the year ended December 31, 2020.

Total other (expense) income, net

Total other (expense) income, net decreased by $0.5 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020. The net decreases are primarily due to changes in foreign currency conversion and interest income.

Income tax benefit

	Year Ended December 31,
(in thousands, except percentages)	2021	2020	Increase (Decrease)
Income tax benefit	$—	$5,417	$(5,417)	(100)%

Income tax benefit decreased by $5.4 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020. In both 2021 and 2020, we had a valuation allowance against all of our deferred tax assets, but in 2020 a benefit was recognized related to a net operating loss carryback refund claim pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 which made temporary changes regarding the utilization and carry back of net operating losses.

Liquidity and Capital Resources

Overview

Our primary sources of cash for the year ended December 31, 2021 were from equity transactions, maturities of short-term investments, cash receipts of accounts receivables from research grants and cash receipts of income tax refunds. Our cash, cash equivalents, and restricted cash were $190.3 million at December 31, 2021. We believe, based on the operating cash requirements expected for 2022 and 2023, our cash on hand at December 31, 2021, together with expected cash receipts from our income tax refunds and R&D incentives, are sufficient to fund operations for at least a twelve-month period from issuance date of our December 31, 2021 consolidated financial statements.

We have not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales. Our sources of revenue have consisted of grant revenues under our arrangements with BARDA for the development of NasoShield, MTEC for a clinical trial and development work on T-COVID, and to a lesser degree from other licensing arrangements. We anticipate that these government and foundation grants will decline in future periods. We have incurred significant losses since we commenced operations. As of December 31, 2021, we had an accumulated deficit of $293.2 million. In addition, we have not generated positive cash flows from operations. We have had to rely on a variety of financing sources, including the issuance of debt and equity securities. As capital resources are consumed to fund our research and development activities, we may require additional capital beyond our currently anticipated amounts. In order to address our capital needs, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

In June 2020, we were awarded $4.7 million from the U.S. Army Medical Research & Development Command (“USAMRDC”) to fund our Phase 1/2 clinical trial of T-COVID. The competitive award was granted by USAMRDC in collaboration with the Medical Technology Enterprise Consortium (“MTEC”), a 501(c)(3) biomedical technology consortium working in partnership with the Department of Defense (“DoD”). Under the contract, MTEC pays us a firm fixed fee based upon the achievement of certain milestones for conduct and completion of a Phase 1/2 study and research and development work on the replication-deficient adenovirus 5 (“RD-Ad5”) vector vaccine platform. Through December 31, 2021, we have collected approximately $4.7 million in cash under the contract.

In July 2016, we signed a five-year contract with BARDA. The contract, as amended, has a total value of up to $136.8 million and is used to fund clinical development of NasoShield. Under the contract, BARDA pays us a fixed fee and reimburses certain costs for the research and development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine through cGMP manufacture and conduct of a Phase 1 clinical trial dose ranging assessment of safety and immunogenicity. The contract consists of an initial base performance period providing approximately $30.9 million in funding for the period July 2016 through December 2021. BARDA has seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical studies. Each option, if exercised by BARDA, would provide additional funding ranging from approximately $1.1 million to $34.4 million for a three-year period beginning in 2021. Through December 31, 2021, the end of the contract, we have collected approximately $29.2 million in cash under the current BARDA contract. At December 31, 2021, BARDA had not elected to extend the contract.

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

The PPP Loan, which took the form of a promissory note (the “Promissory Note”), was set to mature on April 7, 2022 and bore interest at a rate of 1% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness, was to commence on November 7, 2020.  All or a portion of the Loan may be forgiven by the SBA and lender upon application by us upon documentation of expenditures in accordance with the SBA requirements. In July 2020, we voluntarily extinguished the Promissory Note by paying the outstanding principal and accrued interest in cash. We had no indebtedness during the year ended and as of December 31, 2021.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020	Increase (Decrease)
Net cash (used in) provided by:
Operating activities	$(78,238)	$(34,306)	$(43,932)
Investing activities	87,523	(72,226)	159,749
Financing activities	65,098	213,487	(148,389)
Net increase in cash and cash equivalents and restricted cash	$74,383	$106,955	$(32,572)

Operating Activities

Net cash used in operating activities was $78.2 million for the year ended December 31, 2021 compared to $34.3 million during the year ended December 31, 2020. Our sources of cash provided by operations during the year ended December 31, 2021 were primarily revenue generated by our BARDA and MTEC contracts and cash receipts of income tax refunds. The primary uses of cash from our operating activities include payments for labor and labor-related costs, professional fees, research and development costs associated with our clinical trials and Lonza, and other general corporate expenditures. The increase in cash used in operating activities of $43.9 million is due to an increase in net loss as adjusted for noncash items of $48.2 million and changes in working capital accounts of $4.3 million.

Investing Activities

Net cash provided by (used in) investing activities was $87.5 million for the year ended December 31, 2021 compared to $72.2 million during the year ended December 31, 2020. The net cash provided by investing activities during 2021 was primarily due to net proceeds from short-term investment activity, partially offset by purchases of property and equipment. The net cash used in investing activities during the year ended December 31, 2020 was primarily due to purchases of short-term investments, net of maturities.

Financing Activities

Net cash provided by financing activities was $65.1 million for the year ended December 31, 2021 compared to $213.5 million during the year ended December 31, 2020. The net cash provided by financing activities during 2021 was primarily the result of the receipt of $64.8 million in proceeds from the issuance of common stock from our at-the-market offerings program. The net cash provided by financing activities during 2020 was primarily the result of the receipt of $124.0 million in net proceeds from a public offering, $48.2 million in proceeds from the issuance of common stock from our at-the-market offerings program and $41.0 million in proceeds from the exercise of warrants.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

ALTIMMUNE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and the Board of Directors of Altimmune, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altimmune, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Accounting for the Lonza manufacturing agreement, including related long-lived asset impairment assessment
Description of the Matter

As explained in Note 3 to the consolidated financial statements, the Company capitalized costs related to the procurement of long-lead equipment and build out of the suite associated with the Company’s manufacturing collaboration with Lonza Houston, Inc. (“Lonza”) for the manufacture of AdCOVID or other adenovirus-based vaccines. In June 2021, the Company announced the discontinuation of further development of AdCOVID and in the fourth quarter terminated its agreement with Lonza. For the year ended December 31, 2021, the Company recorded $11.4 million of impairment loss on construction-in-progress. The fair value of the assets related to construction-in-progress was primarily determined utilizing the cost approach, which determines the current replacement cost of the asset being appraised and then deducts for the loss in value caused by contractual restrictions on the asset, the probability of satisfying the contractual restrictions, physical deterioration, functional obsolescence and economic obsolescence.

Auditing the Company's accounting conclusions for the Lonza Manufacturing Agreement and related impairment loss was complex due to the unusual and non-recurring nature of the transaction which required extensive audit effort.  In particular, the accounting for the agreement involved an assessment of the relevant accounting guidance to determine whether the costs incurred qualified for capitalization and an evaluation of the fair value of the construction-in-progress in order to determine the impairment loss to be recorded.

How We Addressed the Matter in Our Audit

To test the accounting for the Lonza manufacturing agreement, our audit procedures included, among others, inspecting the agreements and evaluating the completeness and accuracy of the Company’s technical accounting analyses of the transactions and application of relevant accounting guidance. This also included the involvement of subject matter resources to assist in evaluating the Company’s conclusion on the interpretation and application of the relevant accounting literature.  It also included recalculating the estimate of fair value of the construction-in-progress and impairment loss recorded.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Tysons, Virginia

March 15, 2022

ALTIMMUNE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$190,300,776	$115,917,807
Restricted cash	34,174	34,174
Total cash, cash equivalents and restricted cash	190,334,950	115,951,981
Short-term investments	—	100,005,558
Accounts receivable	428,836	4,610,202
Income tax and R&D incentive receivables	5,409,639	7,762,793
Prepaid expenses and other current assets	7,952,690	1,926,675
Total current assets	204,126,115	230,257,209
Property and equipment, net	1,447,786	1,056,920
Intangible assets, net	12,418,967	12,823,846
Other assets	871,976	977,238
Total assets	$218,864,844	$245,115,213
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,034,493	$612,293
Contingent consideration	6,090,000	—
Accrued expenses and other current liabilities	10,151,437	11,408,154
Total current liabilities	18,275,930	12,020,447
Contingent consideration	—	5,390,000
Other long-term liabilities	1,454,203	1,828,443
Total liabilities	19,730,133	19,238,890
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 40,993,768 and 37,142,946 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	4,090	3,697
Additional paid-in capital	497,342,207	417,337,742
Accumulated deficit	(293,171,423)	(186,420,599)
Accumulated other comprehensive loss, net	(5,040,163)	(5,044,517)
Total stockholders’ equity	199,134,711	225,876,323
Total liabilities and stockholders’ equity	$218,864,844	$245,115,213

The accompanying notes are an integral part of the consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2021	2020
Revenues	$4,410,356	$8,185,027
Operating expenses:
Research and development	74,541,115	49,774,328
General and administrative	15,413,282	13,209,440
Impairment loss on construction-in-progress	11,370,000	—
Total operating expenses	101,324,397	62,983,768
Loss from operations	(96,914,041)	(54,798,741)
Other income (expense):
Interest expense	(5,656)	(9,421)
Interest income	202,741	322,514
Other (expense) income, net	(373,868)	24,147
Total other (expense) income, net	(176,783)	337,240
Net loss before income tax benefit	(97,090,824)	(54,461,501)
Income tax benefit	—	5,417,024
Net loss	(97,090,824)	(49,044,477)
Other comprehensive income (loss) — unrealized gain (loss) on short-term investments	4,354	(24,361)
Comprehensive loss	$(97,086,470)	$(49,068,838)
Net loss per share, basic and diluted	$(2.35)	$(1.91)
Weighted-average common shares outstanding, basic and diluted	41,283,498	25,637,023

The accompanying notes are an integral part of the consolidated financial statements

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2019	15,312,167	$1,508	$187,914,916	$(137,376,122)	$(5,020,156)	$45,520,146
Stock-based compensation	—	—	2,576,006	—	—	2,576,006
Exercise of stock options	46,966	4	128,892	—	—	128,896
Vesting of restricted stock awards including withholding, net	84,320	16	(262,729)	—	—	(262,713)
Issuance of common stock from Employee Stock Purchase Plan	92,661	8	135,463	—	—	135,471
Issuance of common stock and pre-funded warrants in public offering, net	4,119,564	412	124,027,403	—	—	124,027,815
Issuance of common stock in at-the-market offerings, net	5,594,455	560	48,155,512	—	—	48,156,072
Issuance of common stock upon exercise of warrants	10,197,907	1,020	41,037,438	—	—	41,038,458
Issuance of common stock related to contingent consideration liability	1,694,906	169	13,624,841	—	—	13,625,010
Unrealized loss on short term investments	—	—	—	—	(24,361)	(24,361)
Net loss	—	—	—	(49,044,477)	—	(49,044,477)
Balance at December 31, 2020	37,142,946	3,697	417,337,742	(186,420,599)	(5,044,517)	225,876,323
Stock-based compensation	—	—	5,518,890	—	—	5,518,890
Exercise of stock options	54,068	6	176,448	—	—	176,454
Vesting of restricted stock awards including withholding, net	(28,850)	4	(400,341)	—	—	(400,337)
Issuance of common stock from Employee Stock Purchase Plan	24,100	3	224,469	—	—	224,472
Retirement of common stock in exchange for common stock warrant	(1,000,000)	(100)	(7,539,900)	(9,660,000)	—	(17,200,000)
Issuance of common stock warrant in exchange for retirement of common stock	—	—	17,200,000	—	—	17,200,000
Issuance of common stock in at-the-market offerings, net	4,800,454	480	64,814,899	—	—	64,815,379
Issuance of common stock upon cashless exercise of warrants	1,050	—	10,000	—	—	10,000
Unrealized gain on short-term investments	—	—	—	—	4,354	4,354
Net loss	—	—	—	(97,090,824)	—	(97,090,824)
Balance at December 31, 2021	40,993,768	$4,090	$497,342,207	$(293,171,423)	$(5,040,163)	$199,134,711

The accompanying notes are an integral part of the consolidated financial statement

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(97,090,824)	$(49,044,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration liability	700,000	16,265,010
Impairment loss on construction-in-progress	11,370,000	—
Impairment loss on intangible assets	579,497	—
Stock-based compensation expense	5,518,890	2,576,006
Depreciation and amortization	551,301	428,878
Unrealized losses (gains) on foreign currency exchange	383,721	(19,073)
Changes in operating assets and liabilities:
Accounts receivable	4,181,366	(3,589,024)
Prepaid expenses and other current assets	(5,907,878)	(1,371,312)
Accounts payable	1,422,200	594,060
Accrued expenses and other liabilities	(2,299,368)	6,987,815
Income tax and R&D incentive receivables	2,353,154	(7,133,698)
Net cash used in operating activities	(78,237,941)	(34,305,815)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	107,426,876	56,406,564
Purchases of short-term investments	(7,592,100)	(128,289,919)
Purchases of property and equipment, net	(12,117,111)	(203,957)
Cash paid for internally developed patents	(194,538)	(138,464)
Net cash provided by (used in) investing activities	87,523,127	(72,225,776)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	(118,522)	—
Proceeds from exercises of warrants	—	41,038,458
Proceeds from issuance of common stock in at-the-market offerings, net	64,815,379	48,156,072
Proceeds from issuance of common stock and pre-funded warrants in public offering, net	—	124,027,815
Proceeds from issuance of notes payable	—	632,000
Payments of notes payable	—	(632,000)
Proceeds from issuance of common stock from Employee Stock Purchase Plan	224,472	135,471
Proceeds from exercises of stock options	176,454	128,896
Net cash provided by financing activities	65,097,783	213,486,712
Net increase in cash and cash equivalents and restricted cash	74,382,969	106,955,121
Cash, cash equivalents and restricted cash at beginning of period	115,951,981	8,996,860
Cash, cash equivalents and restricted cash at end of period	$190,334,950	$115,951,981

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$1,791
SUPPLEMENTAL NON-CASH ACTIVITIES:
Fair value of common stock retired in exchange for issuance of common stock warrant	$17,200,000	$—
Common stock issued related to contingent consideration liability	$—	$13,625,010
Operating lease liability and right of use asset addition	$72,047	$338,212

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

The Company is focused on developing treatments for obesity and liver diseases. The Company’s pipeline includes next generation peptide therapeutics for obesity and non-alcoholic steatohepatitis (“NASH”) (for both, pemvidutide [proposed INN], formerly known as ALT-801), and for chronic hepatitis B (HepTcell). Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff and raising capital, and has financed its operations through the issuance of common and preferred stock, long-term debt and proceeds from research grants and government contracts. The Company has not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales.

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

Segment Information

The Company is managed and operates as a single business focused on the research and development of treatments for various diseases and disorders, and vaccines. The Company is managed by a single management team, and consistent with its organizational structure, the Chief Executive Officer manages and allocates resources at a consolidated level. Accordingly, the Company views its business as one operating segment.

Cash Equivalents

The Company considers all highly liquid investments purchased with remaining maturities of 90 days or less on the purchase date to be cash equivalents, and include amounts held in money market funds which are actively traded (a Level 1 input).

Restricted Cash

The Company had restricted cash of $34,174 at both December 31, 2021 and 2020, held in money market savings accounts as collateral. The restricted cash as of December 31, 2021 and 2020 is for the Company’s facility lease obligation. Restricted cash is classified as a component of cash, cash equivalents, and restricted cash in the accompanying consolidated balance sheets and consolidated statements of cash flows.

Short-term Investments

The Company’s short-term investments are comprised of U.S. Treasury, corporate debt securities and certificate of deposit that have original maturities less than or equal to one year and are classified as available-for-sale securities. Such securities are carried at estimated fair value, with any unrealized holding gains or losses reported as accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, are included in other income (expenses), net in the consolidated results of operations. The Company reviews its investment portfolio for impairment quarterly or more frequently if circumstances warrant. In determining whether a decline in the value of an investment is other-than-temporary, the Company evaluates currently available factors that may include, among others: (1) general market conditions; (2) the duration and extent to which fair value has been less than the carrying value; (3) the investment issuer’s financial condition and business outlook; and (4) its assessment as to whether it is more likely than not that the Company will be required to sell a security prior to recovery of its amortized cost basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value charged to earnings in that period, and a new cost basis for the security is established. Dividend and interest income are recognized in other income when earned. The cost of securities sold is calculated using the specific identification method. The Company places all investments with government agencies, or corporate institutions whose debt is rated as investment grade.

Fair Value Measurements

The Company records certain financial assets and liabilities at fair value in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may change for many instruments. This condition could cause an instrument to be reclassified within levels in the fair value hierarchy. If applicable, the Company will recognize transfers into and out of Level 3 within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. There were no transfers into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2021 and 2020.

Financial Instruments

The Company’s financial instruments consist of cash, cash equivalents, restricted cash, accounts receivable, short-term investments, notes payable, accounts payable, accrued expenses, contingent consideration, common stock warrants classified as a liability, and common stock warrants classified as equity. The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their fair value due to the short-term nature of those financial instruments. Short-term investments are recorded at fair value, with any unrealized holding gains or losses reported as accumulated other comprehensive income or loss. Notes payable, prior to their redemption or cancellation, are recorded at their repayment value which approximates fair value. Contingent payments classified as a liability are recorded at fair value estimated using the Monte Carlo simulation valuation model. Common stock warrants classified as equity are initially recorded at their grant date fair value. For those warrants with a down round feature, if the down round feature is triggered, the Company would remeasure those instruments at that time with changes recorded as a deemed dividend all within equity. Common stock warrants classified as a liability are recorded at fair value and are remeasured every reporting period with the changes in fair value recorded as a component of other income (expenses), net until their settlement or exercise.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. Periodically, the Company maintains deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality. The Company has not experienced any losses in these deposits. The Company recognizes research grants and contracts earned in connection with the services provided on research and development projects. The Company provides credit in the normal course of providing such services based on evaluations of the grantors’ financial condition and generally does not require collateral. To manage accounts receivable credit risk, the Company monitors the creditworthiness of its grantors. The U.S. government accounts for 97% of revenue for both of the years ended December 31, 2021 and 2020. The U.S. government accounts for 100% of accounts receivable for both of the years ended December 31, 2021 and 2020.

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

Intangible Assets

Intangible assets acquired in a business combination consist primarily of in-process research and development (“IPR&D”) assets. The value attributable to IPR&D projects at the time of acquisition is capitalized as an indefinite-lived intangible asset and tested for impairment until the project is completed or abandoned. Upon completion of the project, the indefinite-lived intangible asset will be accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the project is abandoned, the indefinite-lived intangible asset will be charged to expense. Intangible assets, including patents and licenses, acquired in other transactions are recorded at cost. Intangible assets with finite useful lives consist of legal and patent costs incurred in the course of obtaining patents and license issuance fees for the use of proprietary technologies. Costs incurred for obtaining patents are amortized on a straight-line basis over the estimated useful lives of the assets from the time of approval of the patent. Prior to approval, these costs are carried on the balance sheets and not amortized. In the event approval is denied, the cost of the denied application is expensed. License issuance fees are amortized on a straight-line basis over the estimated useful lives of the underlying licensed technology. Intangible assets with finite useful lives are being amortized over 6 to 20 years. These amortization costs are classified as research and development expenses in the accompanying statements of operations and comprehensive loss.

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

During the year ended December 31, 2021, the Company recorded non-cash impairment charges for assets that were previously capitalized in connection with the discontinuation of AdCOVID (see Note 3). In addition, the Company recorded an impairment loss of $0.6 million on intangible assets associated with the Company’s discontinued development programs (see Note 5).

The Company has indefinite lived intangible assets associated with in-process research and development (“IPR&D”). The Company’s IPR&D assets are currently non-amortizing. Until such time as the projects are either completed or abandoned, the Company test those assets for impairment at least annually at year end, or more frequently at interim periods, by evaluating qualitative factors which could be indicative of impairment. Qualitative factors being considered include, but are not limited to, the current project status, forecasted changes in the timing or amounts required to complete the project, forecasted changes in timing or changes in the future cash flows to be generated by the completed products, a probability of success of the ultimate project and changes to other market-based assumptions, such as discount rates. If impairment indicators are present as a result of the Company’s qualitative assessment, the Company will test those assets for impairment by comparing the fair value of the assets to their carrying value. Upon completion or abandonment, the value of the IPR&D assets will be amortized to expense over the anticipated useful life of the developed products, if completed, or charged to expense when abandoned if no alternative future use exists. Key assumptions used in the Company’s impairment analysis tests include projected cash flows, a probability of success of the ultimate project, and the discount rate.

The Company has one IPR&D asset, HepTcell, that was acquired in 2015. This candidate is a viral pathogen immunotherapy product for the treatment of chronic HBV. The Company performed a qualitative assessment for the IPR&D impairment testing for 2021 and 2020 and determined that no impairment indicators were present.

Leases

The Company’s headquarters lease is the primary lease, accounted for as an operating lease under FASB Accounting Standards Codification Topic 842, Leases (“ASC 842”), utilizing the prospective optional transition method. The Company elected the package of practical expedients permitted. Accordingly, the Company accounted for its existing operating leases as operating leases under ASC 842, without reassessing (a) whether the contracts contain a lease, (b) whether classification of the operating leases would be different in accordance with ASC 842, or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs at lease commencement. In addition, the Company does not allocate the consideration between lease and non-lease components.

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

Contingent Consideration

The Company records contingent consideration associated with development and regulatory milestones that meets the definition of a liability under FASB Accounting Standards Codification Topic 480, Distinguishing Liabilities From Equity (“ASC 480”) at fair value. The fair value model used to calculate this obligation is based on the Monte Carlo simulation that has been risk adjusted based on the probability of achievement of the milestones. The inputs the Company uses for determining the fair value of the contingent consideration associated with development and regulatory milestones are Level 3 fair value measurements. The Company re-evaluates the fair value on a quarterly basis. Changes in the fair value can result from adjustments to the probability of achievement of the milestones, stock price, volatility and the risk-free interest rate.

The change in Company’s estimates associated with the timing of payments which will become due and payable for development and regulatory milestones will change the fair value of contingent consideration, resulting in a charge or contra expense to research and development expense in the period in which the increase or decrease is determined.

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

If awards are modified, the Company compares the fair value of the affected award measured immediately prior to modification to its value after modification. To the extent that the fair value of the modified award exceeds the original award, the incremental fair value of the modified award is recognized as compensation expense on the date of modification for vested awards, and over the remaining vesting period for unvested awards.

Revenue

The Company’s revenue consists primarily of government and foundation grants and contracts that support the Company’s efforts on specific research projects. The Company has determined that the government agencies and foundations providing grants and contracts to the Company are not customers. These grants and contracts generally provide for reimbursement of approved costs as those costs are incurred by the Company. Research grants and contracts and the related accounts receivable are recognized as earned in proportion to when reimbursable expenses are incurred in performance of the contract. Payments received in advance of services being provided are recorded as deferred revenue. The Company anticipates that these government and foundation grants will decline in future periods.

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

Clinical trial costs are a significant component of research and development expenses, and the Company outsources a significant portion of these costs to third parties. Third party clinical trial expenses include investigator fees, site and patient costs, CRO costs, costs for central laboratory testing, data management and CMO costs. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations and other pass-through costs. These inputs are required to be estimated due to a lag in receiving the actual clinical information from third parties. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as a prepaid asset or accrued expenses. These third-party agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. Material advance payments for goods or services that will be used or rendered for future research and development activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. When evaluating the adequacy of the accrued expenses, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period.

Research and Development Incentive Credits

The Company is eligible to obtain certain research and development (“R&D”) incentive credits, through the participation in the U.K. R&D Small and Medium Enterprise tax relief program (“U.K. R&D credit”) and the Australian research and development incentive credit (the “Australia R&D credit”) program administered through the Australian Tax Office (the “ATO”).

The U.K. R&D credits are calculated as a percentage of qualifying R&D expenses and are payable in cash by the U.K. government to the Company. Qualifying R&D expenses consist of employment costs for research staff, consumables, a proportion of relevant, permitted sub-contract costs and certain internal overhead costs incurred as part of research projects for which the Company does not receive income. The Australia R&D credits provide for a cash refund based on a percentage of certain research and development activities undertaken in Australia by the Company’s wholly owned subsidiary, Altimmune AU Pty, Limited. Qualifying R&D expenses must be incurred within the country. The Company will record a reduction to R&D expense in the consolidated statement of operations and comprehensive loss when there is reasonable assurance that the Company will comply with the conditions attached to the incentive credits and that the incentive credits will be received.

The U.K. and Australian incentive credits are available on the basis of specific criteria with which the Company must comply. The incentive credits are subject to future audits by the government authorities and a four-year statute of limitations. Although the incentive credits may be administered through the local tax authority, the Company has accounted for the incentives outside of the scope of FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), since the incentives are not linked to the Company’s taxable income and can be realized regardless of whether the Company has generated taxable income in the respective jurisdictions. The Company accounts for these incentive credits as a government grant which analogizes with International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance. As of and for the year ended December 31, 2021 and 2020, the Company recognized $1.8 million and $2.3 million, respectively, of R&D credits included in “Income tax and R&D incentive receivables” on the accompanying consolidated balance sheets and a corresponding reduction to R&D expense in the consolidated statement of operations and comprehensive loss.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740. ASC 740 uses the asset and liability approach, which requires the recognition of future tax benefits or liabilities on the temporary differences between the financial reporting and tax bases of our assets and liabilities. Deferred tax assets and liabilities represent future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities and for loss carryforwards using enacted tax rates expected to be in effect in the years in which the differences reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company also recognizes a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. To date, the Company has not incurred interest and penalties related to uncertain tax positions. Should such costs be incurred, they would be classified as a component of provision for income taxes.

The Company conducts R&D activities potentially qualified to claim research tax credits for U.S. federal and state purposes under Internal Revenue Code Section 41. The Company has not performed a formal study claiming these credits in the tax returns because the Company does not yet have taxable profits. Once the Company becomes profitable, it will likely have a study prepared, and the amount of R&D tax credits available could generate income tax benefit, subject to an annual Section 383 limitation and valuation allowance for realizability of the deferred tax asset.

As of December 31, 2021 and 2020, the Company recognized $3.6 million and $5.4 million of income tax receivables included in “Income tax and R&D incentive receivables” on the accompanying consolidated balance sheets.

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

Recently Issued Accounting Pronouncements

Recently Adopted:

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”). ASU No. 2019-12 amends the approaches and methodologies in accounting for income taxes during interim periods and makes changes to certain income tax classifications. The new standard allows exceptions to the use of the incremental approach for intra-period tax allocation, when there is a loss from continuing operations and income or a gain from other items, and to the general methodology for calculating income taxes in an interim period, when a year-to-date loss exceeds the anticipated loss for the year. The standard also requires franchise or similar taxes partially based on income to be reported as income tax and the effects of enacted changes in tax laws or rates to be included in the annual effective tax rate computation from the date of enactment. Lastly, in any future acquisition, the Company would be required to evaluate when the step-up in the tax basis of goodwill is part of the business combination and when it should be considered a separate transaction. The Company adopted the standard as of January 1, 2021 and determined that the adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (“ASU No. 2021-10”). ASU No. 2021-10 has an effective and transition date of January 1, 2022. This standard increases the transparency of transactions with the government that are accounted for by applying a grant or contribution accounting model and aims to reduce diversity that currently exists in the recognition, measurement, presentation, and disclosure of government assistance received by business entities due to the lack of specific authoritative guidance in GAAP. This standard requires an entity to provide information regarding the nature of the transaction with a government and the related accounting policy used to account for this transaction, the line item on the consolidated balance sheets and consolidated statement of operations and comprehensive loss that are affected by the transaction and the amounts applicable to each financial statement line item, and the significant terms and conditions of the transaction, including commitments and contingencies. The Company early adopted the standard as of December 31, 2021 and determined that the adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Not Yet Adopted:

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”). ASU No. 2016-13 requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This update also required enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. This standard is effective for the Company as a smaller reporting company beginning January 1, 2023. Adoption is not expected to have a material impact on the Company’s consolidated financial statements.

3. Fair Value Measurement

The Company records cash equivalents, short-term investments, contingent consideration and warrant liability at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants based on assumptions that market participants would use in pricing an asset or liability.

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2021 consisted of the following:

	Fair Value Measurement at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$65,634,137	$65,634,137	$—	$—
Total	65,634,137	65,634,137	—	—
Liabilities:
Contingent consideration liability (see Note 8)	6,090,000	—	—	6,090,000
Total	$6,090,000	$—	$—	$6,090,000

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2020 consisted of the following:

	Fair Value Measurement at December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$90,389,473	$90,389,473	$—	$—
Short-term investments	100,005,558	—	100,005,558	—
Total	190,395,031	90,389,473	100,005,558	—
Liabilities:
Contingent consideration liability (see Note 8)	5,390,000	—	—	5,390,000
Warrant liability	10,000	—	—	10,000
Total	$5,400,000	$—	$—	$5,400,000

There was no warrant liability at December 31, 2021. The warranty liability is included in Other long-term liabilities in the consolidated balance sheet at December 31, 2020. The warrant liability was valued using the Monte Carlo simulation valuation model with Level 3 inputs.

Short-term investments have been initially valued at the transaction price and subsequently valued at the end of each reporting period utilizing third party pricing services or other market observable data (Level 2). The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. There were no short-term investments at December 31, 2021.

Short-term investments with quoted prices at December 31, 2020 as shown below:

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

The assumptions used to estimate the fair value of contingent payments that were classified as a liability at December 31, 2021 include the following significant unobservable inputs:

Unobservable input	Value or Range	Weighted-Average
Expected volatility	80.1%	80.1%
Risk-free interest rate	0.26%	0.26%
Cost of capital	30%	30%
Discount for lack of marketability	8%‑13%	11%
Probability of payment	88%	88%
Projected year of payment	2022	2022

The assumptions used to estimate the fair value of contingent payments that were classified as a liability at December 31, 2020 include the following significant unobservable inputs:

Unobservable input	Value or Range	Weighted-Average
Expected volatility	114.9%	114.9%
Risk-free interest rate	0.11%	0.11%
Cost of capital	30%	30%
Discount for lack of marketability	9%‑15%	12%
Probability of payment	63%	63%
Projected year of payment	2022	2022

If applicable, the Company will recognize transfers into and out of Level 3 within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. There were no transfers into and out of Level 3 of the fair value hierarchy during the years ended December 31, 2021 or 2020.

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. Assets recorded at fair value on a non-recurring basis, such as property and equipment and intangible assets are recognized at fair value when they are impaired. During the year ended December 31, 2021, the Company recorded non-cash impairment charges to property and equipment, net on a non-recurring basis (see below). During the year ended December 31, 2020, the Company had no significant assets or liabilities that were measured at fair value on a non-recurring basis.

Lonza Manufacturing Agreement

In March 2021, the Company expanded its manufacturing collaboration with Lonza Houston, Inc. (“Lonza”) for the manufacture of AdCOVID or other adenovirus-based vaccines. Under the expanded agreement, the Company has committed approximately $23.0 million to Lonza to procure long-lead equipment and construct a dedicated manufacturing suite for clinical and commercial production of adenovirus-based vaccines. This work was completed during the fourth quarter of 2021. The Company capitalized a total of $11.4 million as construction-in-progress (“CIP”) during the year ended December 31, 2021 under this expanded agreement.

In June 2021, the Company announced the discontinuation of further development of AdCOVID following the Company’s review of findings from the Phase 1 clinical trial. Construction continued at Lonza, and the Company assessed its strategic options with respect to the suite. Should Lonza contract a replacement project with another customer for the suite within 12 months of termination, Lonza shall reimburse the Company for 75% of the price paid for any equipment that can be utilized for the other customer. The Company’s expectation was that, more likely than not, the suite would be disposed of significantly before the end of its previously estimated useful life.

During the nine months ended September 30, 2021, the Company recorded a non-cash impairment charge of $8.1 million to property and equipment, net associated with the construction of the Lonza facility. The fair value of the CIP related assets was $3.3 million at September 30, 2021. At September 30, 2021, the fair value of the CIP related assets was primarily determined utilizing the cost approach, which reflects the current replacement cost of the asset being appraised, adjusted for contractual restrictions on the assets, the probability of satisfying the contractual restrictions, physical deterioration, functional obsolescence and economic obsolescence. The fair value measurement was considered a Level 3 measurement within the valuation hierarchy.

During the fourth quarter of 2021, due to the failure of negotiations with the lead potential replacement customer for the CIP related assets and potential negotiations with other prospective customers failing to materialize, and due to other specific competitive and market conditions, as well as the termination of the manufacturing agreement with Lonza in December 2021, along with the remote probability of recovering cost after termination, the Company considered these triggering events and reassessed the CIP related assets for impairment and determined that the assets had no potential value and recorded an additional impairment charge of $3.3 million for the full remaining value of the CIP related assets.

For the year ended December 31, 2021, the Company recorded a total of $11.4 million in non-cash impairment charges associated with CIP in the accompanying audited consolidated statements of operations and comprehensive loss. Following the discontinuation of AdCOVID, incremental costs incurred under the construction contract have been recorded to research and development expenses in the accompanying audited consolidated statements of operations and comprehensive loss. Research and development expenses related to the Lonza manufacturing agreement was approximately $11.6 million, less $1.0 million of credit issued by Lonza, for the year ended December 31, 2021.

4. Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2021	2020
Furniture, fixtures and equipment	$222,430	$125,538
Laboratory equipment	1,040,199	959,585
Computers and telecommunications	291,302	220,316
Software	147,556	64,409
Leasehold improvements	1,793,179	1,285,883
Property and equipment, at cost	3,494,666	2,655,731
Less: accumulated depreciation and amortization	(2,046,880)	(1,598,811)
Property and equipment, net	$1,447,786	$1,056,920

Depreciation expense related to property and equipment for the years ended December 31, 2021 and 2020 was $0.4 million and $0.3 million, respectively.

5. Intangible Assets

The Company’s intangible assets consist of the following:

	December 31, 2021
		Gross
	Estimated	Carrying	Accumulated		Net Book
	Useful Lives	Value	Amortization	Impairment	Value
Internally developed patents	6–20 years	$1,079,325	$(499,828)	$(579,497)	$—
Acquired licenses	16–20 years	285,000	(285,000)	—	—
Total intangible assets subject to amortization		1,364,325	(784,828)	(579,497)	—
IPR&D assets	Indefinite	12,418,967	—	—	12,418,967
Total		$13,783,292	$(784,828)	$(579,497)	$12,418,967

	December 31, 2020
		Gross
	Estimated	Carrying	Accumulated		Net Book
	Useful Lives	Value	Amortization	Impairment	Value
Internally developed patents	6–10 years	$884,787	$(479,908)	$—	$404,879
Acquired licenses	16–20 years	285,000	(285,000)	—	—
Total intangible assets subject to amortization		1,169,787	(764,908)	—	404,879
IPR&D assets	Indefinite	12,418,967	—	—	12,418,967
Total		$13,588,754	$(764,908)	$—	$12,823,846

Amortization expense of intangible assets subject to amortization totaled $19,920 and $46,813 for the years ended December 31, 2021 and 2020, respectively. Amortization expense was classified as research and development expenses in the accompanying consolidated statements of operations and comprehensive loss.

Intangible assets subject to amortization, which represent incomplete technologies, was amortized to expense over their estimated useful lives once the underlying technologies were substantially complete. In the event that in the future the Company ceases the development of these assets, the remaining carrying value would be written off at that time. IPR&D assets are periodically assessed for impairment by considering the state of completion of the projects, the remaining activities required to complete development, the anticipated market for the completed products and anticipated future cash required to complete development.

As of December 31, 2021, the Company recorded an impairment loss of $0.6 million for the remaining net book value of the internally developed patents that are associated with the Company's discontinued development programs. The impairment loss has been recorded to research and development expenses in the accompanying audited consolidated statements of operations and comprehensive loss. There was no IPR&D impairment loss during the year ended December 31, 2021 and 2020.

6. Leases

The Company rents office and laboratory space in the United States. The Company also leases office equipment under non-cancellable equipment leases through June 2026. Rent expense during the years ended December 31, 2021 and 2020 under all of the Company’s operating leases was $0.5 million and $0.4 million, respectively, which includes short-term leases and variable lease costs that are not included in the lease obligation.

The office space lease provides for increases in future minimum annual rental payments as defined in the lease agreements. The office space lease also includes an option to renew the lease as of the end of the term. The Company has determined that the lease renewal option is not reasonably certain of being exercised.

The cash paid for operating lease liabilities for the year ended December 31, 2021 and 2020 was $0.5 million and $0.4 million, respectively.

Supplemental balance sheet information related to the operating leases is as follows:

	December 31,
	2021	2020
Operating lease obligations (see Note 7 and 9)	$1,535,112	$1,824,840
Operating lease right-of-use assets (included in "Other assets" in Balance Sheet)	$798,178	$903,825
Weighted-average remaining lease term (years)	3.3	4.33
Weighted-average discount rate	7.2%	7.3%

Maturities of operating lease liabilities are as follows:

Year ending December 31,
2022	$505,305
2023	515,314
2024	525,623
2025	176,365
Total operating lease payments	1,722,607
Less: imputed interest	(187,495)
Total operating lease liabilities (see Note 7 and 9)	$1,535,112

7. Accrued Expenses and Other Current Liabilities

Accrued expense and other current liabilities consist of the following:

	December 31,
	2021	2020
Accrued professional services	$395,940	$1,350,194
Accrued payroll and employee benefits	2,313,436	2,351,599
Accrued research and development	6,987,598	7,316,876
Lease obligation, current portion (see Note 6)	411,450	356,716
Accrued interest and other	43,013	32,769
Total accrued expenses and other current liabilities	$10,151,437	$11,408,154

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

The Spitfire Merger Agreement also includes future contingent payments up to $88.0 million in cash and shares of the Company’s common stock as follows (each, a “Milestone Event”):

●	a one-time payment of $5.0 million (the “IND Milestone Consideration Amount”) within sixty days of the submission of an Investigational New Drug Application (“IND”) to the United States Food and Drug Administration (the “FDA”) or other applicable governmental authority in a foreign jurisdiction, which IND has not been rejected or placed on clinical hold by the FDA or such applicable foreign governmental authority within time specified in the Spitfire Merger Agreement;
●	a one-time payment of $3.0 million (the “Phase 2 Milestone Consideration Amount” and together with the IND Milestone Consideration Amount, the “Regulatory Milestones”) within sixty days of the initiation (first patient, first dosing) of the first Phase 2 clinical trial of a product candidate anywhere in the world; and

●	payments of up to $80.0 million upon the achievement of specified worldwide net sales (the “Sales Milestones”) of all products developed using the technology acquired in the License Agreement within ten years following the approval of a new drug application filed with the FDA.

The Regulatory Milestones will be payable in shares of the Company’s Common Stock, with the number of shares of the Company’s Common Stock to be issued in connection with each milestone amount, if any, dependent on the share price at the time of achievement. The number of any shares issued in consideration for the IND Milestone Consideration Amount will be determined based on lower of (A) the average of the closing prices of our Common Stock as reported on the Nasdaq Global Market for the twenty (20) consecutive trading days prior to the IND Reference Date or (B) $2.95. The value of any shares issued in consideration for the Phase 2 Milestone Consideration Amount shall be determined based the lower of (A) on the average of the closing trading prices of our Common Stock as reported on the Nasdaq Global Market for the twenty (20) consecutive trading days immediately preceding the date of the occurrence of the Phase 2 Milestone Event or (B) $3.54.

The future contingent payments related to the Regulatory Milestones are stock-based payments accounted for under ASC 480. Such stock-based payments are subject to a lock-up whereby 50% of the shares are released at 3 months and 50% are released at 6 months. The future contingent payments related to the Sales Milestones are predominately cash-based payments accounted for under FASB Accounting Standards Codification Topic 450, Contingencies. Accordingly, the Company will recognize the Sales Milestones when the contingency is probable and the amount is reasonably estimated.

On November 3, 2020, the Company received acknowledgement from the Australian Government Department of Health on the Company’s submitted clinical trial notification (“CTN”) which triggered the obligation to settle the IND Milestone payment to the former owners. As a result, on November 19, 2020, the Company issued 1,694,906 shares of its Common Stock valued at $9.57 per share for the amount value of $13.6 million to the former Spitfire stockholders. Pursuant to the Spitfire Merger Agreement, the Company issued the shares within sixty days of the submission of the CTN, which was October 29, 2020. From September 30, 2020 through the date of issuance, the Company recognized a decrease in the fair value of the IND Milestone payment of $5.4 million to research and development expense and reclassified the balance in the contingent consideration liability associated with the fair value of the IND Milestone payment to equity in the Company’s consolidated balance sheet. No Regulatory Milestones were achieved during the year ended December 31, 2021; however, the milestone which would trigger the Phase 2 Milestone Consideration Amount remains outstanding.

The Company estimates the future contingent consideration for the Regulatory Milestones based upon a Monte Carlo simulation valuation model that is risk adjusted based on the probability of achieving the milestones and a discount for lack of marketability. The Company remeasures the fair value of the contingent consideration at each reporting period. During the fourth quarter of 2020, the Company achieved the IND Milestone and paid the obligation in shares according to the calculation discussed above. Below is a summary of the contingent consideration activity:

	Year Ended December 31,
	2021	2020
Beginning balance	$5,390,000	$2,750,000
Change in fair value	700,000	16,265,010
Fair value of payments settled in common stock (IND Milestone)	—	(13,625,010)
Ending balance	$6,090,000	$5,390,000

The net increase in fair value throughout 2021 was primarily attributable to timing of the probability of milestone achievement. The net increase in fair value throughout the year ended December 31, 2020 was primarily attributable to an increase in the closing share price of the Company’s common stock and in the probability of milestone achievement, partially offset by the fair value of the IND Milestone payment settled in common stock. Any changes in fair value have been recorded within research and development expense during the respective periods presented. As of December 31, 2021, we classified the total contingent consideration of $6.1 million as current liabilities. The balance sheet classification between current and non-current liabilities was based upon our reasonable expectation as to the timing of settlement of the Phase 2 Milestone payment to the former owners.

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

The PPP Loan, which took the form of a promissory note (the “Promissory Note”), was set to mature on April 7, 2022 and bore interest at a rate of 1% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness, was to commence on November 7, 2020. All or a portion of the Loan may have been forgiven by the SBA and lender upon application by the Company upon documentation of expenditures in accordance with the SBA requirements. On July 21, 2020, the Company voluntarily extinguished the Promissory Note by paying the outstanding principal and accrued interest in cash.

The Company’s other long-term liabilities are summarized as follows:

	December 31,
	2021	2020
Lease obligation, long-term portion (see Note 6)	$1,123,662	$1,468,124
Conditional economic incentive grants	250,000	250,000
Other	80,541	110,319
Total other long-term liabilities	$1,454,203	$1,828,443

Economic Incentive Grants

The Company has two conditional economic incentive grants for a total of $250,000 from Montgomery County, Maryland and the State of Maryland. The Montgomery County grant was received in May 2018, with a term expiring on February 28, 2028. The State of Maryland grant was received in October 2019, with a 10-year term expiring on December 31, 2029. These grants are conditional primarily based on the Company maintaining its current headquarter locations in addition to employing a required number of employees at different reporting dates through the term of the grants. The Company is accruing 3% interest on both grants and has recorded $7,563 and $7,583 in interest expense for the years ended December 31, 2021 and 2020, respectively.

10. Common Stock

At-the-Market Offerings

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “2021 Agreement”) with Piper Sandler & Co., Evercore Group L.L.C., and B. Riley Securities, Inc., serving as sales agents (the “Sales Agents”) with respect to an at-the-market offerings program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $125.0 million (the “Shares”) through the Sale Agents (the “2021 ATM Offering”). Any Shares offered and sold in the 2021 ATM Offering will be issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on December 31, 2020, which was declared effective on January 11, 2021, the prospectus supplement relating to the 2021 ATM Offering filed with the SEC on February 25, 2021 and any applicable additional prospectus supplements related to the 2021 ATM Offering that form a part of the Registration Statement.

As of December 31, 2021, the Company has sold 4,800,454 shares of Common Stock under the 2021 Agreement resulting in approximately $64.8 million in net proceeds, with $58.0 million remaining available to be sold under the 2021 Agreement. As of December 31, 2021, the Company recorded approximately $0.1 million of offering costs which offset the proceeds received from the shares sold through December 31, 2021. The Company capitalized approximately $0.1 million of deferred offering costs which will offset future proceeds received under the 2021 Agreement.

On March 27, 2020, the Company entered into an Equity Distribution Agreement (the “2020 Agreement”) with JMP Securities LLC, serving as placement agent (the “Placement Agent”) with respect to an at-the-market offerings program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $50.0 million (the “Shares”) through the Placement Agent (the “2020 ATM Offering”). Any Shares offered and sold in the 2020 ATM Offering were issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on April 4, 2019, which was declared effective on April 12, 2019, the prospectus supplement relating to the 2020 ATM Offering filed with the SEC on March 27, 2020 and any applicable additional prospectus supplements related to the 2020 ATM Offering that form a part of the Registration Statement. The aggregate market value of Shares eligible for sale in the 2020 ATM Offering and under the 2020 Agreement were subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. The Company offered Shares having an aggregate offering price of $18.9 million pursuant to the prospectus supplement filed with the SEC on March 27, 2020. On June 1, 2020, the Company filed an amendment to the 2020 Agreement which amended the prospectus supplement dated March 27, 2020 to increase the aggregate offering price to $50.0 million. As of December 31, 2020, the Company sold 5,594,455 shares of Common Stock under the amended 2020 Agreement resulting in $48.2 million in net proceeds. The 2020 Agreement was fully utilized during the year ended December 31, 2020, and no Shares were sold under the 2020 Agreement during the year ended December 31, 2021.

Exchange Agreement

On February 25, 2021, the Company entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.0001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.0001 per share. The Exchange Warrants do not expire and are exercisable at any time except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. In accordance with FASB Accounting Standards Codification Topic 505, Equity, the Company recorded the retirement of the common stock exchanged as a reduction of common shares outstanding and a corresponding debit to additional paid-in-capital and accumulated deficit at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants were classified as equity in accordance with ASC 480 and the fair value of the Exchange Warrants was recorded as a credit to additional paid-in-capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. As of December 31, 2021, none of the Exchange Warrants have been exercised.

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

The Company has assessed the Pre-Funded Warrants for appropriate equity or liability classification and determined that the Pre-Funded Warrants are freestanding instruments that do not meet the definition of a liability pursuant to ASC 480 and do not meet the definition of a derivative pursuant to FASB Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”). The Pre-Funded Warrants are indexed to the Company’s common stock and meet all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the Pre-Funded Warrants are classified as equity and are accounted for as a component of additional paid-in capital at the time of issuance. As of December 31, 2021, no Pre-Funded Warrants were exercised.

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

11. Warrants

The following common stock warrants were outstanding at December 31, 2021:

	Number of
	Common	Per Share
	Stock	Exercise
	Warrants	Price	Issuance Date	Expiration Date
Replacement warrants	155	$483.00	March 3, 2012	March 3, 2022
Issued with common units in the 2018 Unit Offering	3,300	2.7568	October 2, 2018	October 2, 2023
Issued with common units in the 2018 Registered Direct Offering	92,300	5.40	October 10, 2018	October 10, 2023
Issued with common units in the 2019 Registered Direct Offering (see Note 10)	50,000	3.21	March 12, 2019	March 12, 2024
Issued with common units in the 2020 Public Offering (see Note 10)	1,630,436	0.0001	July 16, 2020	—
Issued in exchange for retirement of common stock per the Exchange Agreement (see Note 10)	1,000,000	0.0001	February 25, 2021	—
Total	2,776,191

The following common stock warrants were outstanding at December 31, 2020:

	Number of
	Common	Per Share
	Stock	Exercise
	Warrants	Price	Issuance Date	Expiration Date
Replacement warrants	155	$483.00	March 3, 2012	March 3, 2022
Issued with redeemable preferred stock*	1,420	3.50	August 16, 2017	August 16, 2022
Issued with common units in the 2018 Unit Offering	3,300	2.7568	October 2, 2018	October 2, 2023
Issued with common units in the 2018 Registered Direct Offering	92,300	5.40	October 10, 2018	October 10, 2023
Issued with common units in the 2019 Registered Direct Offering (see Note 10)	50,000	3.21	March 12, 2019	March 12, 2024
Issued with common units in the 2020 Public Offering (see Note 10)	1,630,436	0.0001	July 16, 2020	—
Total	1,777,611
*Liability classified warrants

The following is a description of the common stock warrants issued prior to January 1, 2019:

Replacement Warrants

In May 2017, the Company issued 155 common stock warrants to replace outstanding common stock warrants in connection with the Company’s merger with PharmAthene, Inc.

Redeemable Preferred Stock Warrants

In August 2017, in connection with a redeemable preferred stock issuance, the Company granted warrants to holders of redeemable preferred stock to purchase up to 78,181 shares of the Company’s common stock. Warrants issued with the redeemable preferred stock are classified as a liability and were initially recorded at their grant date fair value, and remeasured on each subsequent balance sheet date. The warrant liability is classified as a component of other long-term liabilities on the consolidated balance sheets. During the year ended December 31, 2019, the Company exchanged 1,550 of these warrants for a combination of common stock and cash, leaving 62 of these warrants outstanding as of December 31, 2019. During the second quarter of 2020, the 62 common stock warrants were repriced to 1,420 common stock warrants due to the at-the-market offerings which triggered an anti-dilution provision under the warrant agreement with the Company’s holders of redeemable preferred stock. As of December 31, 2021, all of the redeemable preferred stock warrants were exercised.

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

The warrants issued in the 2018 Unit Offering are each subject to anti-dilution protection. Accordingly, to the extent the Company was to issue additional common stock or securities convertible into common stock at an issuance price lower than exercise price of the warrants, the exercise price of the warrants would be adjusted to the lower of (i) the issuance price or (ii) the lowest volume weighted-average price of the Company’s common stock on the five trading days following the announcement of the new offering.

In conjunction with the 2018 Unit Offering, the Company issued 196,650 warrants to the underwriter. The underwriter warrants had an exercise price per share equal to 125% of the public offering price per common unit in this offering and could be exercised on a cashless basis. As of December 30, 2021, all of the underwriter warrants were exercised in full.

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

A summary of warrant activity is as follows:

	Year Ended December 31,
	2021	2020
Warrants outstanding, December 31, 2020	1,777,611	10,384,706
Issuances	—	1,631,794
Exchanges (see Note 10)	1,000,000	—
Exercises	(1,420)	(10,238,889)
Warrants outstanding, December 31, 2021	2,776,191	1,777,611

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

On November 29, 2018, the Board approved and adopted the Altimmune Inc. 2018 Inducement Grant Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity or equity-based awards in the form of non-qualified stock options, restricted stock awards and other stock-based awards. The Inducement Plan was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules.

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

The 2001 Plans, the 2007 Plan, the Omnibus Plan and the Inducement Plan are collectively referred to as the “Plans.” During the year ended December 31, 2021 under the Plans, a total of 1,225,700 options to purchase shares of common stock were granted. As of December 31, 2021, there were 990,819 and 1,394,206 shares of common stock available for future grants under the Omnibus Plan and the Inducement Plan, respectively.

The fair value of stock option issued to employees was estimated at the date of grant using Black-Scholes with the following weighted-average assumptions:

	For the Year Ended December 31,
	2021	2020
Expected volatility	109.6%	102.4%
Expected term (years)	6.0	5.9
Risk-free interest rate	0.8%	1.2%
Expected dividend yield	0.0%	0.0%

Expected volatility: As there is not sufficient historical volatility for the expected term of the stock options, the Company uses an average historical share price volatility, inclusive of its own volatility, based on an analysis of reported data for a peer group of comparable companies which were selected based upon industry similarities.

Expected term (years): Expected term represents the number of years that the Company’s option grants are expected to be outstanding. There is not sufficient historical share exercise data to calculate the expected term of the stock options; therefore, the Company elected to utilize the simplified method to value option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.

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

A summary of stock option activity under the Plans is presented below:

			Weighted-Average
		Weighted-	Remaining
	Number of	Average	Contractual Term	Aggregate Intrinsic
	Stock Options	Exercise Price	(Years)	Value
Outstanding, December 31, 2020	1,626,752	$4.58	5.9	$12,234,740
Granted	1,225,700	$14.34
Exercised	(54,068)	$3.26
Forfeited or expired	(214,941)	$11.93
Outstanding, December 31, 2021	2,583,443	$8.63	5.9	$8,460,273
Exercisable, December 31, 2021	1,097,101	$5.66	5.8	$5,570,354
Vested and expected to vest, December 31, 2021	1,334,735	$10.81	6.0	$2,889,919

The per share weighted-average grant date fair value of stock options granted during the years ended December 31, 2021 and 2020 were $11.79 and $4.75 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2021 and 2020 was $0.7 million and $0.9 million, respectively. The total fair value of awards vested during the years ended December 31, 2021 and 2020 was $4.7 million and $1.1 million, respectively. At December 31, 2021, there was $10.0 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock

In October 2016, the Company authorized and granted a restricted stock award of 2,651 shares at an aggregate purchase price of $1,067. The weighted-average grant date fair value of the restricted stock award was $310.80 per share. The restricted stock vested ratably at the end of each quarter over four years starting on December 31, 2016 with 50% of the original issued shared subject to accelerated vesting upon a deemed liquidation event. During the year ended December 31, 2020, 213 of the restricted shares fully vested, which completed the vesting of this share award.

In November 2018, the Company authorized and granted the Chief Executive Officer a restricted stock award of 322,907 shares on his date of hire. The weighted-average grant date fair value of the restricted stock award was $3.59 per share. The restricted stock vests over a four-year period, 25% of the shares vesting on the one-year anniversary, and the remaining 75% vesting in 36 substantially equal monthly installments and will be fully vested on December 1, 2022; provided, however, that the executive officer has not experienced a termination prior to the applicable vesting date. The fair value of the 80,726 restricted shares that vested during the year ended December 31, 2021 totaled $1.0 million.

In June 2020, the Company authorized and granted 109,525 shares of restricted stock awards which vested over three months. The weighted-average grant date fair value of the restricted stock award was $9.19 per share. During the year ended December 31, 2020, all of the 109,525 of restricted shares fully vested, which completed the vesting of this share award.

In September 2020, the Company authorized and granted 15,000 shares of restricted stock units which vest over a four-year period, 25% of the shares vesting on the one-year anniversary, and the remaining 75% vesting in 36 substantially equal monthly installments and will be fully vested on September 22, 2024. The weighted-average grant date fair value of the restricted stock award was $14.35 per share. The fair value of the 4,687 restricted shares that vested during the year ended December 31, 2021 totaled $0.1 million.

In February 2021, the Company authorized and granted 181,279 shares of restricted stock units which vest over four years and will be fully vested on February 1, 2025. The weighted-average grant date fair value of the restricted stock award was $16.71 per share. No restricted shares vested during the year ended December 31, 2021.

In June 2021, the Company authorized and granted 15,000 shares of restricted stock units which vest over a four-year period, 25% of the shares vesting on the one-year anniversary, and the remaining 75% vesting in 36 substantially equal monthly installments and will be fully vested on June 30, 2025. The weighted-average grant date fair value of the restricted stock award was $9.85 per share. No restricted shares vested during the year ended December 31, 2021.

In December 2021, the Company authorized and granted 50,000 shares of restricted stock units which vest over four years and will be fully vested on December 31, 2025. The weighted-average grant date fair value of the restricted stock award was $9.16 per share. No restricted shares vested during the year ended December 31, 2021.

A summary of restricted stock activities is presented below:

		Weighted-
		average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2020	169,726	$4.54
Granted	246,279	14.76
Vested	(85,413)	4.18
Forfeited or expired	(24,664)	16.71
Unvested, December 31, 2021	305,928	$11.89

As of December 31, 2021, total unrecognized compensation expense related to restricted stock awards was $2.7 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years.

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

Unless otherwise determined by the administrator, the Company’s common stock will be purchased for the accounts of employees participating in the 2019 ESPP at a price per share that is the lesser of 85% of the fair market value of the Company’s common stock on the first trading day of the offering period or 85% of the fair market value of the Company’s common stock on the last trading day of the offering period. The 2019 ESPP estimated shares to be purchased fair value is included in the stock-based compensation expense.

Employees have the ability to purchase shares of the Company’s common stock at a price equal to the lower of the first or last trading day of the offering period, which represents an option and, therefore, the 2019 ESPP is a compensatory plan under ASC 718-50, Employee Stock Purchase Plans. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value, employee contributions, and the Company’s stock price and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model.

During the year ended December 31, 2021, employees purchased 24,100 shares for $0.2 million under the 2019 ESPP. The Company recognized stock-based compensation expense related to this plan of $0.3 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020 as follows:

	Year Ended December 31,
	2021	2020
Research and development	$1,655,982	$357,762
General and administrative	3,862,908	2,218,244
Total	$5,518,890	$2,576,006

13. U.S. Government Contracts and Grants

In June 2020, the Company was awarded $4.7 million from the U.S. Army Medical Research & Development Command (“USAMRDC”) to fund its Phase 1/2 clinical trial of T-COVID. The competitive award was granted by USAMRDC in collaboration with the Medical Technology Enterprise Consortium (“MTEC”), a 501(c)(3) biomedical technology consortium working in partnership with the Department of Defense (“DoD”). Under the contract, MTEC paid the Company a firm fixed fee based upon the achievement of certain milestones for conduct and completion of a Phase 1/2 study and research and development work on the replication-deficient adenovirus 5 (“RD-Ad5”) vector vaccine platform. For the years ended December 31, 2021 and 2020, the Company has recognized $0.5 million and $4.2 million of grant revenue under this contract, respectively.

In July 2016, the Company signed a five-year contract with Biomedical Advanced Research and Development Authority (“BARDA”). The contract, as amended, has a total value of up to $136.8 million and is used to fund clinical development of NasoShield. Under the contract, BARDA paid the Company a fixed fee and reimburses certain costs for the research and development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine through cGMP manufacture and conduct of a Phase 1 clinical trial dose ranging assessment of safety and immunogenicity. The contract consisted of an initial base performance period providing approximately $30.9 million in funding for the period July 2016 through December 2021. BARDA had seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical studies. Each option, if exercised by BARDA, would have provided additional funding ranging from approximately $1.1 million to $34.4 million for a three-year period beginning in 2021. For the years ended December 31, 2021 and 2020, the Company has recognized $3.7 million and $3.1 million of grant revenue under the current BARDA contract, respectively. At December 31, 2021, BARDA had not elected to extend the contract.

The Company accounts for these contracts as a government grant which analogizes with International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance.

14. Employee Benefit Plans

The Company has a 401(k)-retirement plan in which substantially all of our employees in the United States are eligible to participate in. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. During the years ended December 31, 2021 and 2020, the Company made discretionary plan contributions of $0.3 million and $0.2 million, respectively.

15. Income Taxes

The components of net loss before income tax benefit are as follows:

	Year Ended December 31,
	2021	2020
U.S. operations	$(78,583,331)	$(50,735,735)
Non-U.S. operations	(18,507,493)	(3,725,766)
Net loss before income tax benefit	$(97,090,824)	$(54,461,501)

The components of the income tax benefit are as follows:

	Year Ended December 31,
	2021	2020
U.S. federal
Current	$—	$4,706,092
Deferred	—	—
U.S. state and local
Current	—	710,932
Deferred	—	—
Income tax benefit	$—	$5,417,024

Reconciliation between the effect of applying the federal statutory rate and the effective income tax rate used to calculate the Company’s income tax benefit is as follows:

	Year Ended December 31,
	2021	2020
Federal statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	4.71	4.10
Research and development tax credit	(2.30)	(0.84)
Acquired in process research and development	(0.15)	(6.27)
CARES Act U.S. federal and state carryback claim	—	1.81
Other	(0.47)	0.29
Change in valuation allowance	(22.79)	(10.14)
Effective tax rate	—%	9.95%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income and for tax carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$37,229,317	$18,978,410
Accrued expenses	352,040	495,301
Amortization	745,676	785,523
Stock compensation	1,275,987	584,507
Lease liability	422,424	502,151
Asset impairment	3,128,740	—
Other	109,015	106,197
Total deferred tax assets	43,263,199	21,452,089
Valuation allowance	(40,584,149)	(18,671,086)
Deferred tax assets, net	2,679,050	2,781,003
Deferred tax liabilities:
IPR&D assets	(2,359,604)	(2,386,667)
Right of use asset	(219,639)	(248,710)
Depreciation	(99,807)	(145,626)
Total deferred tax liabilities	(2,679,050)	(2,781,003)
Total deferred tax assets (liabilities), net	$—	$—

The Company assesses the need for a valuation allowance against our deferred tax assets and considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. This determination requires significant judgment, including assumptions about future taxable income that are based on historical and projected information. The increase in the valuation allowance during the year ended December 31, 2021 primarily relates to increases for current year losses in both the U.S. and foreign locations which the Company concluded needed a full valuation allowance. The Company has recorded a valuation allowance against its net U.S. deferred tax assets it believes are not more likely than not realizable and the net non-U.S. deferred tax assets. Deferred tax liabilities, consist primarily of indefinite life IPR&D assets located in a foreign subsidiary, which will be applied in the future to offset against net operating losses (“NOLs”) that have an indefinite life.

The Company has U.S. federal and state net operating loss carryforwards of approximately $107.8 million and $110.3 million, respectively, as of December 31, 2021, of which a portion of the federal and state amount of $6.6 million and $110.3 million, respectively, has a 20-year carry forward period that will expire at various dates beginning in 2024. Under current law, the remaining federal amount of $101.2 million has an indefinite life and amounts utilized in the future may not exceed 80% of taxable income. The Company also has foreign net operating loss carryforward of approximately $37.2 million which carryforward indefinitely.

Under Section 382 of the Internal Revenue Code of 1986 (“IRC 382”), as amended, substantial changes in the Company’s ownership may limit the amount of NOLs that can be utilized annually in the future to offset its U.S. federal and state taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within any three-year period. The amount of the annual limitation is determined based on the value of the Company immediately before the ownership change. The Company has reduced the NOL and related valuation allowance in historical periods.

Our existing NOLs are subject to limitations arising from previous ownership changes from 2020 and prior that impact the timing and amount. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change. While we do not believe we have experienced ownership changes in 2021, it is possible we may have incurred a change as no new IRC 382 study was performed in 2021 to determine if there was another ownership change. Accordingly, we may not be able to utilize a material portion of our NOLs and this could harm our future operating results by effectively increasing our future tax obligations.

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

The amount of unrecognized tax benefits was $0.2 million and $0.7 million as of December 31, 2021 and 2020, respectively. Any changes in the next twelve months are not anticipated to have a significant impact on the results of operations, financial position or cash flows of the Company. All of the Company’s uncertain tax positions, if recognized, would affect its income tax expense.

The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2021 and 2020, potential interest and penalties on unrecognized tax benefits were not significant.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits excluding related interest and penalties:

	Year Ended December 31,
	2021	2020
Beginning balance	$710,783	$—
Increases for current year tax positions	—	710,783
Decreases for prior year tax positions	(474,458)	—
Ending balance	$236,325	$710,783

The Company files income tax returns in the United States, various U.S. states, U.K. and Australia. The Company is still open to examination by the applicable taxing authorities from 2010 forward, although tax attributes that were generated prior to 2010 may still be adjusted upon examination by federal, state, foreign or local tax authorities if they either have been or will be used in a future period.

16. Net Loss Per Share

Because the Company has reported net loss attributable to common stockholders for the years ended December 31, 2021 and 2020, basic and diluted net loss per share attributable to common stockholders are the same for both years.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average numbers of shares of common stock outstanding for the period. Basic shares outstanding includes the weighted-average effect of the Company’s outstanding pre-funded warrants, the exercise of which requires little or no consideration for the delivery of shares of common stock.

Diluted net loss per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. As such, all unvested restricted stock, common stock warrants, and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an anti-dilutive impact for all periods presented.

Potential common shares issuable upon conversion, vesting or exercise of unvested restricted stock, common stock warrants, and stock options that are excluded from the computation of diluted weighted-average shares outstanding, as they are anti-dilutive, are as follows:

	December 31,
	2021	2020
Common stock warrants	145,755	145,755
Common stock options	2,594,177	1,631,898
Restricted stock	305,928	169,726

17. Commitments and Contingencies

License Obligations

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

Pursuant to the Amendment, the Company agreed to pay certain additional development-based milestone payments through approval of licensed products by the FDA for the treatment or prevention of COVID-19, up to an aggregate amount of $1.2 million. The Company also agreed to pay royalty payments as a percentage of net sales of products to a royalty stacking reduction and minimum annual royalty payments, until the expiration of the term of the License Agreement, as amended. Fees incurred under the Janssen agreement totaled $0.2 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively, and are included in research and development expenses in the accompanying consolidated statements of operations and comprehensive loss.

Spitfire Acquisition

As disclosed in Note 8, the Company is obligated to make payments of up to $80.0 million upon the achievement of specified worldwide net sales of all products developed using the technology acquired from Spitfire Pharma Inc. within ten years following the approval of a new drug application filed with the FDA.

Litigation

In December 2019, a complaint was filed by Dr. De-Chu Christopher Tang (“Plaintiff”) against the Company, which the Company removed to the United States District Court for the Eastern District of Texas. The Plaintiff amended the complaint in February 2020 to include Vipin K. Garg and David J. Drutz as defendants, in addition to the Company (Dr. Garg, Dr. Drutz, and the Company are collectively referred to as “Defendants”). In March 2020 the Defendants filed a motion to dismiss the complaint. The Court denied the motion without prejudice and allowed Plaintiff an opportunity to file an amended complaint. Plaintiff’s second amended complaint was filed on April 17, 2020, and Defendants filed a motion to dismiss that complaint on May 1, 2020. A hearing on Defendants’ motion to dismiss was held on May 20, 2020. Plaintiff, who is representing himself, alleges five causes of action as follows: (1) Defendants’ alleged retention of Plaintiff’s lab notebooks after the termination of his employment in 2012; (2) alleged plagiarism based on publishing an article without naming Plaintiff as an author; (3) use of the Adhigh System, which Plaintiff alleges he developed; (4) allegations that Defendants manipulated the Company’s stock and caused a decrease in value; and (5) allegations that the Defendants “wast[ed] government grant money and poison[ed] science by leaving data to rot.” On September 30, 2020, Plaintiff filed a motion titled “Motion to Proscribe Defendants’ Allegedly Illegal Use of Plaintiff’s AdHigh System in Altimmune’s Human Clinical Trials,” to which Defendants filed an opposition on October 13, 2020. The court has not yet ruled on that motion, which also remains pending. On November 6, 2020, Defendants filed a motion for summary judgment on the basis of lack of personal jurisdiction, insufficient service of process, and failure to state a claim. The court ruled on that motion on March 25, 2021, which dismissed the case on the basis of lack of personal jurisdiction. On December 1, 2020, the magistrate judge assigned to the case issued a report and recommendation that Defendants’ motion to dismiss of May 1, 2020 be granted and that this action be dismissed for lack of personal jurisdiction. Plaintiff filed objections to the report and recommendation on December 14, 2020, and the resolution of those objections by the district court remains pending. In December 2021, the Plaintiff refiled the complaint in the United States District Court for the District of Maryland. The Company believes the allegations in the complaint are without merit and intends to vigorously defend the litigation. However, the outcome of this legal proceeding is uncertain at this time and the Company cannot reasonably estimate a range of loss, if any. Accordingly, the Company has not accrued any liability associated with this action.

The Company is a party in various contracts and subject to disputes, litigation, and potential claims arising in the ordinary course of business none of which are currently reasonably possible or probable of material loss.

18. Subsequent Events

Exchange Agreement

On January 20, 2022, Exchange Warrants to purchase 1,000,000 shares were net exercised, resulting in the issuance of 999,984 shares of common stock. All of the Exchange Warrants were exercised in full. See Note 10 for further details.

Public Offering

On January 20, 2022, warrant holders exercised 760,870 of the Pre-Funded Warrants and were issued 760,870 shares of common stock, leaving 869,566 remaining Pre-Funded Warrants unexercised. See Note 10 for further details.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2021. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the year ended December 31, 2021, and has concluded that there was no change that occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Our directors are elected at each annual meeting of stockholders and hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. Our Bylaws provide that the number of Directors constituting the entire Board shall be not less than one nor more than nine as determined by resolution of the Board. Our Board currently has eight Directors, each of whom was elected at the Company’s 2021 annual meeting of stockholders.

The names and ages of our directors as of March 15, 2022 are set forth below:

Name	Age	Position
Vipin K. Garg, Ph.D.	64	President, Chief Executive Officer, and Director
Mitchel Sayare, Ph.D.	74	Chairman of the Board
David J. Drutz, M.D.	83	Director
John M. Gill	70	Director
Philip L. Hodges	53	Director
Wayne Pisano	67	Director
Diane Jorkasky, M.D.	70	Director
Klaus O. Schafer, M.D., MPH	72	Director

Vipin K. Garg, Ph.D. currently serves as our President and Chief Executive Officer and is a member of the Board of Directors. Dr. Garg joined Altimmune in November 2018 with over three decades of experience in the biotechnology and pharmaceutical industries. He has a proven track record of building and managing both private and publicly traded companies. Before joining Altimmune, from October 2013 to June 2018, he served as President and Chief Executive Officer of Neos Therapeutics, Inc. (Nasdaq: NEOS) (subsequently acquired by Aytu BioPharma, Inc. Nasdaq:AYTU), where he built a commercial-stage biopharmaceutical company launching three branded therapeutic products including Adzenys XR- ODTTM and Cotempla XR-ODTTM, the first ever orally dissolving tablets for the treatment of ADHD. Prior to Neos, he served as President and Chief Executive Officer of Tranzyme, Inc. (Nasdaq:  TZYM) where he progressed a discovery-stage, emerging biotech company to a Nasdaq-listed, clinical-stage, drug development company. Prior to joining Tranzyme, Dr. Garg served as Chief Operating Officer of Apex Bioscience, Inc. (acquired by Curacyte AGof Munich, Germany), and held senior management positions at DNX Bio-Therapeutics, Inc. (until its acquisition by Baxter Healthcare Corporation), Sunovion Pharmaceuticals, Inc. (formerly known as Sepracor Inc., now a subsidiary of Sumitomo Dainippon Pharma), and Bio-Response Inc. (acquired by Baxter Healthcare Corporation). Dr. Garg received his Ph.D. in Biochemistry in 1982 from the University of Adelaide, Australia, and his M.S. from IARI Nuclear Research Laboratory, New Delhi, India in 1978. We believe that Dr. Garg’s extensive experience in the biotechnology and pharmaceutical industries makes him well qualified to serve as a member of our Board of Directors.

Mitchel Sayare, Ph.D. has been a member of the Board of Directors since April 2010. Dr. Sayare became Chairman of the Board in January 2018 and served as Executive Chairman from June 2018 to November 2018. Until 2010, Dr. Sayare served as the Chairman of the Board of public company ImmunoGen, Inc. (Nasdaq:IMGN) (a position he had held since 1989). In addition, he served as ImmunoGen’s Chief Executive Officer from 1986 to December 31, 2009, and as its President from 1986 to 1992, and from 1994 to July 2008. Prior to joining ImmunoGen, he was Assistant Professor of Biophysics and Biochemistry at the University of Connecticut. Dr. Sayare earned a Ph.D. in biochemistry from Temple University School of Medicine. Dr. Sayare is a director of Boston IVF, Inc. and Advanced Aesthetic Technologies, Inc., both privately-held companies. We believe that Dr. Sayare’s substantial experience as a board member and executive officer of biotechnology companies makes him well qualified to serve as a member of our Board of Directors.

David J. Drutz, M.D. has served as a member of the Board of Directors since May 2017, when he was appointed to the Board in connection with the completion of the merger with PharmAthene, Inc. (the “Merger”). Dr. Drutz was first elected to Private Altimmune’s Board of Directors in January 2010 and was elected Board Chairman in October 2011. Dr. Drutz is the President of Pacific Biopharma Associates, LLC, a biopharmaceutical consulting company that he founded in 1999. From 2008 to 2015, he held various positions at DARA BioSciences, an oncology supportive care company which was acquired by Midatech Pharma plc, including Director, Chief Executive Officer, Executive Chairman and Chief Medical Officer. He also previously served as Chairman of Tranzyme, Inc. (Nasdaq:TZYM) from 2000 to 2010; and Director of MethylGene (TSX:MYG) from 2000 to 2010 and Gentris Corporation from 2007 to 2014. From 1999 to 2008 he was a general partner with Pacific Rim Ventures, a Tokyo-based venture capital firm. Dr. Drutz’s management experience includes tenures as VP Biological Sciences and VP Clinical Research at Smith Kline & French Laboratories; VP Clinical Development at Daiichi Pharmaceutical Corporation; and CEO of Inspire Pharmaceuticals (1995-1998) and Sennes Drug Innovations (1994-1995). Earlier, Dr. Drutz was Professor of Medicine, Chief of the Division of Infectious Diseases, and the founder of the NSF Center for Cell Regulation at the UT Health Science Center, San Antonio. Dr. Drutz received his M.D. from the University of Louisville School of Medicine and postgraduate training in internal medicine and infectious diseases at Vanderbilt University School of Medicine, serving subsequently as a research medical officer in the U.S. Navy (LCDR, USNR). He is certified by the American Board of Internal Medicine; a fellow of the American College of Physicians and the Infectious Diseases Society of America; a member of Alpha Omega Alpha, the American Society of Clinical Oncology and the American Society for Clinical Investigation; and the author of more than 200 peer-reviewed publications in the area of infectious diseases. We believe Dr. Drutz’s significant experience in biotechnology investment and as a physician make him well qualified to serve as a member of our Board of Directors.

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

Philip L. Hodges has served as a member of our Board of Directors since May 2017, when he was appointed to the Board in connection with the completion of the Merger, and was first elected to Private Altimmune’s board of directors in September 2003. Mr. Hodges is Managing Partner of Redmont & Company, a financial services firm located in Birmingham, Alabama, which he joined at its inception in 1997. Redmont is a co-founder of Altimmune. Mr. Hodges’ investment strategy is focused on high-growth small businesses within the health care, life science and technology sectors. He currently serves as a director for several of the firm’s portfolio companies. Mr. Hodges holds a Bachelor of Science in Business Administration from the Brock School of Business at Samford University. We believe Mr. Hodges experience as a life science investor makes him well qualified to serve as a member of our Board of Directors.

Wayne Pisano has served as a member of our Board of Directors since August 2018. Mr. Pisano also serves on the board of directors of Provention Bio, Inc. (Nasdaq: PRVB), a biopharmaceutical company, since April 2018 and Oncolytics Biotech Inc. (Nasdaq: ONCY), a biotechnology company, since May 2013. Mr. Pisano served as president and Chief Executive Officer of VaxInnate Corporation, a biotechnology company, from January 2012 until November 2016. Mr. Pisano joined Sanofi Pasteur in 1997 and was promoted to President and Chief Executive Officer in 2007, the position he successfully held until his retirement in 2011. He has a Bachelor of Science in biology from St. John Fisher College, New York and an M.B.A. from the University of Dayton, Ohio. We believe Mr. Pisano’s depth of experience across the spectrum of commercial operations, public immunization policies and pipeline development makes him well qualified to serve as a member of our Board of Directors.

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

Brigadier General (ret.), Klaus O. Schafer, M.D., MPH has served as a member of our Board of Directors since July 2012. Dr. Schafer has over 35 years of healthcare leadership experience, having held senior positions in government and industry. He previously held the position of Acting Deputy Assistant to the Secretary of Defense for chemical and biological defense, overseeing the Department’s $1.0 billion program for vaccine, therapeutics, medical device and sensor development against biothreats. He retired from the Air Force as a Brigadier General in the role of Assistant Surgeon General for medical readiness, science and technology. He has managed all aspects of large integrated health care delivery systems, from clinical care, to running clinics and hospitals, managing budgets, professional staffs and large science and technology portfolios. He has private sector business experience in imaging technology, as CEO and co-founder of TessArae LLC, a biotech medical device company. Most recently he held the position of Chief Medical Officer and client executive for health at CACI International, an information technology company. He has been an independent consultant since 2002 and has served as advisory board member to a number of biotech and health related companies. Dr. Schafer earned his Doctor of Medicine and Surgery at the University of Iowa, medical boards in family practice and aerospace medicine in the Air Force, a Master of Public Health at the University of Texas, and a Master of Science at the Dwight D. Eisenhower School of National Security and Resource Strategy. He was recently certified in cybersecurity oversight from the Carnegie Mellon University Software Engineering Institute. We believe Dr. Schafer’s broad experience across government and the private sector makes him well qualified to serve as a member of our Board of Directors.

Executive Officers

The names and ages of our executive officers as of March 15, 2022 are set forth below:

Name	Age	Position
Vipin K. Garg, Ph.D.	64	President, Chief Executive Officer, and Director
Richard Eisenstadt, M.B.A.	63	Chief Financial Officer (effective 12/31/21)
William M. Brown, CPA	40	Chief Financial Officer (through 12/31/21)
M. Scot Roberts, Ph.D.	63	Chief Scientific Officer
M. Scott Harris, M.D.	68	Chief Medical Officer

Vipin K. Garg, Ph.D. is our President, Chief Executive Officer and a Director. See Item 10 - “Directors” for a discussion of Dr. Garg’s business experience.

Richard Eisenstadt, M.B.A. has served as Chief Financial Officer of Altimmune since December 2021. He has served in senior financial leadership roles for over twenty-five years. Prior to joining Altimmune, he served as Chief Financial Officer at Aytu BioPharma, Inc. (Nasdaq: AYTU) following its merger with Neos Therapeutics, Inc. (Nasdaq: NEOS) in March 2021. While Chief Financial Officer at Neos, he raised over $340 million in private and public equity and debt financings and supported the transition of the company from clinical stage to commercial operations. Prior to Neos, Mr. Eisenstadt served as Chief Financial Officer at Arborgen, Inc., a privately-held agriculture biotech company, and prior to that, Chief Financial Officer at Tranzyme, Inc. (Nasdaq: TZYM), where he was instrumental in its initial public offering, negotiating several licensing agreements, and financing the company through late-stage clinical development. Mr. Eisenstadt received an M.B.A. from James Madison University and a B.A. in Economics from the University of North Carolina at Chapel Hill.

William M. Brown, CPA served as our Chief Financial Officer and Principal Accounting Officer from June 2019 until December 2021, having previously served as the Company’s Acting Chief Financial Officer since May 2018. Prior to his roles at Altimmune, Mr. Brown was a consultant to private and public companies in a variety of accounting and tax matters, both independently and as the managing partner of Redmont CPAs since October 2016. His experience also includes audit roles at PricewaterhouseCoopers LLP and as the Water Heater Division Controller at Rheem Manufacturing. Mr. Brown is a certified public accountant. He has a Bachelor of Science and an M.B.A. from Auburn University at Montgomery.

M. Scot Roberts, Ph.D. currently serves as Chief Scientific Officer of the Company. Dr. Roberts joined Altimmune in December 2012 and has over 25 years of biologics development experience, most recently at ImQuest BioSciences, Inc., where as Chief Scientific Officer from November 2010 until November 2012, he was responsible for managing scientific operations. Dr. Roberts held key positions at Wellstat Biologics Corporation from August 1996 until October 2010, including Director of Research and Development where he was responsible for development of a portfolio of biologic candidates in oncology including a clinical stage oncolytic virus asset. He is an inventor on 71 patent and patent application families, and author of numerous publications in peer-reviewed journals. Dr. Roberts has been an invited speaker at international conferences where he chaired a variety of scientific sessions. Dr. Roberts received a Master’s in Chemistry from Illinois State University and a Ph.D. from the Johns Hopkins School of Medicine, Department of Pharmacology and Molecular Sciences.

M. Scott Harris, M.D. serves as Chief Medical Officer of the Company. Dr. Harris joined Altimmune in July 2019, a seasoned medical professional with extensive experience in hepatology and gastroenterology and broad expertise in managing clinical trials from early-stage development through successful Phase 3 trials. He has led multidisciplinary forums on drug development and clinical trial design at national and international scientific meetings, and fostered collaborations between professional medical societies and the FDA. Previously, he was co-founder and Chief Medical Officer of Lyric Pharmaceuticals, helping raise a $21 million Series A round in 2014. He has also served as Chief Medical Officer of Avaxia Biologics, interim Chief Medical Officer of Tranzyme, Inc., and Chief Medical Officer of Ocera Therapeutics. Dr. Harris was also Chief Medical Officer and Vice President of Clinical Development at Napo Pharmaceuticals where he authored the pivotal clinical study that led to the approval of rofelemer (Mytesi®), the first Phase 2/3 adaptive trial design resulting in a drug approval. Earlier in his career he held senior roles in global clinical development and medical affairs at Otsuka Pharmaceuticals and Abbott Laboratories. He sits on the faculty of Georgetown University School of Medicine as an Adjunct Professor, where he directs a course on drug development under a grant from the NIH. Dr. Harris has been a consultant on third-world drug development for the Bill and Melinda Gates Foundation and a speaker at national and international forums on drug development. Dr. Harris has an M.D. from Harvard Medical School and an MS in Administrative Medicine and Population Health from the University of Wisconsin Medical School. His post-graduate training includes residencies at John Hopkins Hospital and the University of Pennsylvania, and a Gastroenterology and Hepatology Fellowship at the Yale University School of Medicine.

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

Board committees

The Audit Committee of our Board reviews, acts on and reports to our Board with respect to various auditing and accounting matters, including the recommendation of our independent registered public accounting firm, the scope of the annual audits, the fees to be paid to the independent registered public accounting firm, the performance of the independent registered public accounting firm and our accounting practices. The Audit Committee currently consists of Mr. Hodges (Chair) and Dr. Shafer, Mr. Gill and Mr. Pisano. The Board has determined that each member of the Audit Committee is an independent director in accordance with NASDAQ listing standards. The Board further determined that each of the members of the Audit Committee is able to read and understand fundamental financial statements, including the

Company’s balance sheet, income statement and cash flow statement; and that each of Messrs. Hodges and Gill is an “audit committee financial expert”, as defined by SEC guidelines and as required by the applicable NASDAQ listing standards.

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

Meetings and attendance

During the fiscal year ended December 31, 2021, the Board held 11 meetings and the Board Committees held a total of 17 meetings. Each director attended 75% or more of the total number of meetings of the Board and the Board Committees of which he was a member during the period he served as a director in fiscal year 2021. The Company has no specific policy regarding director attendance at our annual meeting of stockholders. Generally, however, a Board meeting is held on the same date as the annual meeting, with directors attending the annual meeting. Our 2021 annual meeting of stockholders was attended by all of the directors recommended for election.

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

Section 16(a) beneficial ownership reporting compliance and Delinquent Section 16(a) Reports

The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which requires them to file reports with respect to their ownership of our Common Stock and their transactions in such Common Stock. Based solely upon a review of the copies of Section 16(a) reports that the Company has received from such persons for transactions in our Common Stock and their Common Stock holdings for the 2021 fiscal year, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its directors, executive officers and beneficial owners of more than 10% of its Common Stock, except that each of Dr. Jorkasky, Dr. Roberts, Mr. Brown and Dr. Harris were not timely in the filing of one Form 4 during the fiscal year ended December 31, 2021.

Report of the Audit Committee of the Board of Directors

Our Audit Committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2021 with our management. Our Audit Committee has discussed with our independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 1301, Communications with Audit Committees, as adopted by the Public Company Accounting Oversight Board (“PCAOB”). Our Audit Committee has also received the written disclosures and the letter from our independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent accountants’ communications with our Audit Committee concerning independence, and has discussed with our independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, our Audit Committee has recommended to our Board that our audited financial statements be included in this Annual Report.

Submitted by the Audit Committee of the
Board of Directors:

Philip L. Hodges (Chair)
John M. Gill
Wayne Pisano
Klaus O. Schafer, M.D., MPH

Item 11. Executive Compensation

Our named executive officers (“Named Executive Officers”) for the year ended December 31, 2021 are:

●	Vipin K. Garg, Ph.D., our Chief Executive Officer;
●	Richard Eisenstadt, MBA, our Chief Financial Officer (effective 12/31/21);
●	William M. Brown, CPA, our Chief Financial Officer (through 12/31/21);
●	M. Scot Roberts, Ph.D., our Chief Scientific Officer; and
●	M. Scott Harris, M.D., our Chief Medical Officer.

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

The Company’s executive compensation program consists of the following elements:

●	base salary;
●	annual cash bonuses;
●	equity awards;
●	health and retirement benefits and perquisites; and
●	401(k) plan

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

Summary Compensation Table

The following table sets forth the total compensation that was paid to or earned by the Named Executive Officers for the 2021 and  2020 fiscal years.

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(1)	($)	($)	($)	($)
Vipin K. Garg, Ph.D.	2021	565,673	—	436,133	1,326,049	289,988	—	13,796	2,631,639
Chief Executive Officer	2020	514,375	—	—	536,705	354,063	—	29,258	1,434,401
Richard Eisenstadt, M.B.A. (2)	2021	—	—	458,000	1,137,450	120,000	—	—	1,715,450
Chief Financial Officer (effective 12/31/21)	2020	—	—	—	—	—	—	—	—
William M. Brown, CPA	2021	425,143	—	412,135	1,237,015	—	—	13,957	2,088,250
Chief Financial Officer (through 12/31/21)	2020	339,488	—	—	92,991	169,950	—	19,678	622,106
M. Scot Roberts, Ph.D.	2021	406,000	—	412,135	1,237,015	154,280	—	4,594	2,214,024
Chief Scientific Officer	2020	348,583	—	—	92,991	175,000	—	11,400	627,974
M. Scott Harris, M.D.	2021	444,385	—	412,135	1,237,015	165,680	—	4,046	2,263,260
Chief Medical Officer	2020	377,092	—	—	92,991	188,700	—	11,400	670,183
(1)	Amounts in this column reflect the aggregate grant date fair value of stock awards and/or stock options granted during the covered year computed in accordance with the provisions of FASB ASC Topic 718. The assumptions used to calculate the amounts for fiscal years 2021 and 2020 are discussed in Item 13, Financial Statements and Supplementary Data.
(2)	Mr. Eisenstadt commenced employment with Altimmune on December 31, 2021.

Narrative to Summary Compensation Table

Agreements with Named Executive Officers

We have entered into employment agreements with each of Dr. Garg, Mr. Eisenstadt, Dr. Roberts and Dr. Harris. The material terms of such agreements are summarized below.

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

Pursuant to the Employment Agreement, Dr. Garg received the following equity-based awards:

●	A grant, pursuant to the Company’s 2017 Omnibus Incentive Plan, of an incentive stock option (the “Incentive Stock Option”) to purchase 111,421 shares of the Company’s Common Stock with a grant-date fair value of $400,000. The Incentive Stock Option has an exercise price of $3.59. One-fourth of the shares underlying the Incentive Stock Option will vest on the first anniversary of the Grant Date (the “First Vesting Date”), and thereafter 1/48th of the shares underlying the Incentive Stock Option will vest monthly commencing on January 1, 2020, such that the shares underlying the Incentive Stock Option will be fully vested on December 1, 2022, in each case, generally subject to Dr. Garg’s employment with the Company through the applicable vesting date.
●	An inducement grant under Nasdaq Listing Rule 5635(c)(4), of a non-qualified stock option to purchase 211,486 shares of the Company’s Common Stock, which will have an exercise price of $3.59 per share, the last reported sale price of the Company’s Common Stock on the date of grant of such award (the “Grant Date”). One-fourth of the shares underlying the non-qualified stock option will vest on the First Vesting Date, and thereafter 1/48th of the shares underlying the non-qualified stock option will vest on each monthly anniversary of the First Vesting Date, such that the shares underlying the non-qualified stock option will be fully vested on November 30, 2022, in each case, generally subject to Dr. Garg’s employment with the Company through the applicable vesting date.
●	An inducement grant under Nasdaq Listing Rule 5635(c)(4), of 322,907 restricted shares of the Company’s common stock. One-fourth of the restricted shares will vest on the First Vesting Date, and thereafter 1/48th of the restricted shares will vest on each monthly anniversary of the First Vesting Date, such that the restricted shares will be fully vested on November 30, 2022, in each case, generally subject to Dr. Garg’s employment with the Company through the applicable vesting date.

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

Employment Agreement with Richard Eisenstadt, M.B.A.

Effective December 10, 2021, the Company entered into an employment agreement with Richard I. Eisenstadt, the Chief Financial Officer. The agreement provided that Mr. Eisenstadt would be employed so long as mutually agreeable to Mr. Eisenstadt and the Company.

The agreement provided Mr. Eisenstadt with an initial base salary of $425,000. In addition, Mr. Eisenstadt was paid a signing bonus of $120,000, and is eligible to receive an annual discretionary incentive bonus of up to 40% of base salary based as determined by the Compensation Committee. In addition, Mr. Eisenstadt would be granted incentive stock options to purchase 150,000 shares of the Company’s common stock and 50,000 shares of restricted stock units. Mr. Eisenstadt is eligible to participate in the Company’s employee benefit plans made available to its similarly situated senior executives. In addition, during the term of Mr. Eisenstadt’s employment, so long as Mr. Eisenstadt’s primary residence is located within 50 miles of his current residence in Keller, Texas, the Company will reimburse Mr. Eisenstadt an amount not to exceed $25,000 during any 12-month period to cover Mr. Eisenstadt’s commuting expenses, which amount will be grossed up for taxes.

If, prior to a “change in control” (as defined in the employment agreement), the Company terminates the employment of Mr. Eisenstadt without “cause” or if he resigns for “good reason” (as defined below), in addition to accrued benefits (to which he is entitled on any termination of employment), Mr. Eisenstadt will be entitled to receive severance equal to 12 months of base salary continuation payments, 12 months of continued coverage under the health insurance plans in which the executive participated at the time of the termination and payment of any unpaid prior year’s annual bonus. If such employment termination or resignation occurs within the one-year period following a change in control, he would be entitled to receive a severance amount equal to the sum of 12 months of his base salary plus his target annual discretionary incentive bonus for the year of termination, 12 months of continued coverage under the health insurance plans in which he participates at the time of termination, payment of any unpaid prior year’s annual bonus and, all of his outstanding unvested equity awards will become vested. The agreement also provides that if any payments, whether under the agreement or otherwise, payable to him would be subject to the golden parachute excise tax under Section 4999 of the

Code, such payments will be reduced to the extent necessary to avoid the excise tax if doing so would result in a greater net after tax payment to him. Mr. Eisenstadt is required to execute and not revoke a release of claims in Altimmune’s favor in order to be eligible to receive the severance payments and benefits.

Under the agreement with Mr. Eisenstadt, “cause” generally means his (i) material breach of his fiduciary duties, (ii) material breach of the agreement, (iii) willful failure or refusal to follow Altimmune’s written policies, (iv) conviction of, or plea of guilty or nolo contendere to, a felony or (v) continuing and willful failure to act as directed by Altimmune’s board of directors or its chief executive officer. Under the agreement, “good reason” generally means (i) a reduction in Mr. Eisenstadt’s base salary or target annual bonus opportunity, (ii) a material diminution in authority, duties or responsibilities or (iii) a relocation of his principal place of employment more than 50 miles from Keller, Texas.

Under the agreement, Mr. Eisenstadt is subject to restrictive covenants during the term of his employment and for a period of six months following termination of employment. In particular, he is prohibited from soliciting the Company’s customers, clients and employees and from engaging in sales, marketing or related activities on the executive’s behalf or another entity that directly competes with the Company.

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

Under the agreement with Dr. Roberts, “cause” generally means his (i) material breach of his fiduciary duties, (ii) material breach of the agreement, (iii) willful failure or refusal to follow Altimmune’s written policies, (iv) conviction of, or plea of guilty or nolo contendere to, a felony or (v) continuing and willful failure to act as directed by Altimmune’s board of directors or its chief executive officer. Under the agreement, “good reason” generally means (i) a reduction in the Dr. Roberts’ base salary or target annual bonus opportunity, (ii) a material diminution in authority, duties or responsibilities or (iii) a relocation of his principal place of employment more than 50 miles from Gaithersburg, Maryland.

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

Under the agreement with Dr. Harris, “cause” generally means his (i) material breach of his fiduciary duties, (ii) material breach of the agreement, (iii) willful failure or refusal to follow Altimmune’s written policies, (iv) conviction of, or plea of guilty or nolo contendere to, a felony or (v) continuing and willful failure to act as directed by Altimmune’s board of directors or its chief executive officer. Under the agreement, “good reason” generally means (i) a reduction in the Dr. Harris’ base salary or target annual bonus opportunity, (ii) a material diminution in authority, duties or responsibilities or (iii) a relocation of his principal place of employment more than 50 miles from Gaithersburg, Maryland.

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

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards of our Named Executive Officers as of December 31, 2021.

		Option Awards						Stock Awards
		Number of	Number of		Number of
		Securities	Securities		Securities			Number of	Market Value
		Underlying	Underlying		Underlying			Shares or	of Shares or
		Unexercised	Unexercised		Unexercised	Option	Option	Units of Stock	Units of Stock
		Options (#)	Options (#)		Unearned	Exercise	Expiration	That Have Not	That Have
Name	Grant Date	Exercisable	Unexercisable		Options (#)	Price ($)	Date	Vested (#)	Not Vested ($)
Vipin K. Garg, Ph.D.	11/30/2018	246,586	76,321	(1)	—	3.59	11/30/2028	—	—
	11/30/2018	—	—	(2)	—	—	—	74,000	677,840
	1/2/2020	71,635	77,865	(3)	—	1.92	1/2/2030	—	—
	2/1/2021	—	241,500	(4)	—	16.71	2/1/2031	—	—
	2/1/2021	—	—	(5)	—	—	—	66,181	606,218

Richard Eisenstadt, M.B.A. (effective 12/31/21)	12/31/2021	—	150,000	(6)	—	9.16	12/31/2031	—	—
	12/31/2021	—	—	(7)	—	—	—	50,000	458,000

William M. Brown, CPA (through 12/31/21)	1/2/2019	30,000	—	(8)	—	2.60	1/2/2024	—	—
	6/10/2019	31,250	—	(9)	—	2.34	1/30/2022	—	—
	1/2/2020	29,421	—	(3)	—	1.92	1/30/2022	—	—

M. Scot Roberts, Ph.D.	4/8/2016	375	—	(10)	—	401.10	4/8/2026	—	—
	12/4/2014	299	—	(10)	—	77.40	12/4/2024	—	—
	12/5/2013	299	—	(10)	—	17.40	12/5/2023	—	—
	9/22/2017	1,667	—	(11)	—	74.40	9/22/2027	—	—
	5/21/2018	1,565	102	(12)	—	13.35	5/21/2028	—	—
	1/2/2019	23,125	6,875	(13)	—	2.60	1/2/2029	—	—
	3/26/2019	26,125	11,875	(14)	—	2.95	3/26/2029	—	—
	1/2/2020	29,421	31,979	(3)	—	1.92	1/2/2030	—	—
	2/1/2021	—	90,000	(4)	—	16.71	2/1/2031	—	—
	2/1/2021	—	—	(5)	—	—	—	24,664	225,922

M. Scott Harris, M.D.	9/9/2019	60,187	46,813	(15)	—	2.13	9/9/2029	—	—
	1/2/2020	29,421	31,979	(3)	—	1.92	1/2/2030	—	—
	2/1/2021	—	90,000	(4)	—	16.71	2/1/2031	—	—
	2/1/2021	—	—	(5)	—	—	—	24,664	225,922

(1)	This option was granted on November 30, 2018 and 25% became vested and exercisable on the first anniversary of the grant date. The aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36-month period commencing on January 1, 2020.
(2)	On November 30, 2018, Dr. Garg was granted a restricted stock award of 322,907 shares of Common Stock of the Company. 25% of the option vests on the first anniversary of the grant date and the aggregate remaining unvested portion will vest in equal monthly installments over the 36-month period commencing on December 30, 2019.
(3)	On January 2, 2020, Dr. Garg, Mr. Brown, Dr. Roberts and Dr. Harris were granted an option to purchase 149,500, 61,400, 61,400 and 61,400, respectively, shares of Common Stock of the Company at an exercise price of $1.92 per share. 25% of the option vests and becomes exercisable on the first anniversary of the grant date and the aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36-month period commencing on February 2, 2021. In connection with the resignation of Mr. Brown, which was effective on December 31, 2021, Mr. Brown’s unvested options were canceled. The expiration date for all vested options received during his employment were accelerated to January 30, 2022 and were exercisable prior to such date.
(4)	On February 1, 2021, Dr. Garg, Dr. Roberts and Dr. Harris were granted an option to purchase 241,500, 90,000 and 90,000, respectively, shares of Common Stock of the Company at an exercise price of $16.71 per share. 25% of the option vests and becomes exercisable on the first anniversary of the grant date and the aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36-month period commencing on March 1, 2022.
(5)	On February 1, 2021, Dr. Garg, Dr. Roberts and Dr. Harris were granted a restricted stock award of 66,181, 24,664 and 24,664, respectively, shares of Common Stock of the Company. The restricted stock vests equally over a four-year period commencing on February 1, 2022.
(6)	On December 31, 2021, Mr. Eisenstadt was granted an option to purchase 150,000 shares of Common Stock of the Company at an exercise price of $9.16 per share. 25% of the option vests and becomes exercisable on the first anniversary of the grant date and the aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36-month period commencing on January 31, 2023.
(7)	On December 31, 2021, Mr. Eisenstadt was granted a restricted stock award of 50,000 shares of Common Stock of the Company. The restricted stock vests equally over a four-year period commencing on December 31, 2022.
(8)	On January 2, 2019, Mr. Brown was granted an option to purchase 30,000 shares of Common Stock of the Company at an exercise price of $2.60 per share. One-hundred percent of the shares underlying the option vested upon the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2018.
(9)	This option was granted on June 10, 2019, and 25% became vested and exercisable on June 1, 2020. The aggregate remaining unvested portion was subject to vest and become exercisable in equal monthly installments over the 36-month period commencing on June 1, 2020. In connection with the resignation of Mr. Brown, which was effective on December 31, 2021, Mr. Brown’s unvested options were canceled. The expiration date for all vested options received during his employment were accelerated to January 30, 2022 and were exercisable prior to such date.
(10)	These options were acquired pursuant to the Merger Agreement on May 4, 2017. These options are fully vested.
(11)	This option was granted on September 22, 2017, and 25% became vested and exercisable on the first anniversary of the grant date. The aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36-month period commencing on September 22, 2018. This option was fully vested.
(12)	This option was granted on May 21, 2018, and 25% became vested and exercisable on March 1, 2019. The aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36-month period commencing on April 1, 2019.
(13)	This option was granted on January 2, 2019, and 25% became vested and exercisable on the first anniversary of the grant date. The aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36-month period commencing on January 2, 2020.

(14)	This option was granted on March 26, 2019, and 25% became vested and exercisable on the first anniversary of the grant date. The aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36-month period commencing on March 26, 2020.
(15)	This option was granted on September 9, 2019, and 25% became vested and exercisable on the first anniversary of the grant date. The aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36-month period commencing on September 9, 2020.

Director Compensation

In December 2021, the Company’s Board approved a non-employee director compensation policy effective as of January 1, 2022. Under the program, non-employee directors that qualify under the program receive the cash compensation set forth below, and an additional annual payment of an option to purchase a number of shares of the Company’s Common Stock equal to 62 ½ percentile of the Company’s peer group based on percentage ownership (the “Annual Director Option Grant Amount”), which will be granted immediately following the date of the of each annual meeting of stockholders. Any such option will vest in substantially equal monthly installments for 11 months after the date of grant, with the remaining one-twelfth vesting on the earlier of the one-year anniversary of the date of the grant or the date of the next annual meeting of the Company’s stockholders. In addition, new non-employee directors that qualify under the program receive an initial award in the form of an option to purchase shares of the Company’s Common Stock equal to two times the Annual Director Option Grant Amount upon their election to the board. Any such option shall vest in equal monthly installments during the 36 months following the date upon which the director is first elected to the Board. The vesting of any option grants to our non-employee directors under our non-employee director compensation policy is subject to such non-employee director’s continued service as a director and will accelerate in full upon a change in control of our company.

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

The table below sets forth the compensation received by each of the individuals who served as a non-employee director during the fiscal year ended December 31, 2021.

					Nonqualified
				Non-Equity	Deferred
	Fees earned	Stock	Option	Incentive Plan	Compensation	All Other
	or paid in	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	cash ($)	($)	($)(1)	($)	($)	($)	($)
Mitchel Sayare, Ph.D. (2)	70,000	—	301,597	—	—	—	371,597
David J. Drutz, M.D. (3)	57,000	—	301,597	—	—	—	358,597
John M Gill (4)	52,500	—	301,597	—	—	—	354,097
Philip L. Hodges (5)	63,000	—	301,597	—	—	—	364,597
Wayne Pisano (6)	57,500	—	301,597	—	—	—	359,097
Diane K. Jorkasky, M.D. (7)	46,000	—	301,597	—	—	—	347,597
Klaus O. Schafer, M.D., MPH (8)	53,500	—	301,597	—	—	—	355,097
(1)	Amounts reflect the aggregate grant date fair value of stock options granted during the covered year computed in accordance with the provisions of FASB ASC Topic 718. The assumptions used to calculate the amounts for fiscal years 2021 are discussed in Item 13, Financial Statements and Supplementary Data.
(2)	As of December 31, 2021, Dr. Sayare held unexercised options to purchase an aggregate of 81,434 shares of the Common Stock of the Company.
(3)	As of December 31, 2021, Dr. Drutz held unexercised options to purchase an aggregate of 70,545 shares of the Common Stock of the Company.
(4)	As of December 31, 2021, Mr. Gill held unexercised options to purchase an aggregate of 70,267 shares of the Common Stock of the Company.
(5)	As of December 31, 2021, Mr. Hodges held unexercised options to purchase an aggregate of 70,267 shares of the Common Stock of the Company.
(6)	As of December 31, 2021, Mr. Pisano held unexercised options to purchase an aggregate of 69,600 shares of the Common Stock of the Company.
(7)	As of December 31, 2021, Dr. Jorkasky held unexercised options to purchase an aggregate of 73,600 shares of the Common Stock of the Company.
(8)	As of December 31, 2021, Dr. Schafer held unexercised options to purchase an aggregate of 70,606 shares of the Common Stock of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of March 11, 2022 by (i) each person or group of persons known by us to beneficially own more than five percent of our Common Stock, (ii) each of our named executive officers, (iii) each of our directors and nominees for director and (iv) all of our directors and executive officers as a group.

The following table gives effect to the shares of Common Stock issuable within 60 days of March 11, 2022 upon the exercise of all options and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under Section 13 of the Securities Exchange Act of 1934, as amended, and includes voting and investment power with respect to shares. Percentage of beneficial ownership is based on 43,222,682 shares of Common Stock outstanding at the close of business on March 11, 2022. Except as otherwise noted below, each person or entity named in the following table has sole voting and investment power with respect to all shares of our Common Stock that he, she or it beneficially owns.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o Altimmune, Inc., 910 Clopper Road, Suite 201S, Gaithersburg, Maryland 20878.

	Number of	Percentage of
	Shares	Shares
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned
5% or Greater Stockholders:
State Street Corporation (1)	4,421,541	10.2%
BlackRock Inc. (2)	2,956,267	6.8
Avidity Partners Management LP (3)	2,765,000	6.4
TIAA-CREF Investment Management, LLC (4)	2,295,832	5.3%
Directors and Named Executive Officers:
Vipin K. Garg (5)	728,334	1.7%
Richard Eisenstadt	—	*
Will Brown (6)	47,721	*
M. Scot Roberts (7)	140,881	*
M. Scott Harris (8)	146,820	*
Mitchel Sayare, Ph.D. (9)	97,755	*
David J. Drutz, M.D. (10)	78,648	*
John M. Gill (11)	62,996	*
Philip L. Hodges (12)	86,804	*
Klaus O. Schafer, M.D., MPH (13)	69,464	*
Wayne Pisano (14)	68,056	*
Diane K. Jorkasky, M.D. (15)	49,114	*
All Executive Officers and Directors as a Group (12 persons)(16)	1,576,593	3.6%
*	Represents beneficial ownership of less than one percent of Altimmune’s outstanding Common Stock.
(1)	This information is based solely on information reported on a Schedule 13G/A filed with the SEC on February 11, 2022 on behalf of State Street Corporation. According to the report, State Street Corporation has shared voting and dispositive power with respect to 4,421,541 shares of the Common Stock of the Company. The principal business address of State Street Corporation is One Lincoln Street, Boston, MA 02111.
(2)	This information is based solely on information reported on a Schedule 13G filed with the SEC on February 4, 2022 on behalf of BlackRock, Inc. According to the report, BlackRock, Inc. has shared voting and dispositive power with respect to 2,956,267 shares of the Common Stock of the Company. The principal business address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(3)	This information is based solely on information reported on a Schedule 13G filed with the SEC on January 3, 2022 on behalf of Avidity Partners Management LP. According to the report, Avidity Partners Management LP has shared voting and dispositive power with respect to 2,765,000 shares of the Common Stock of the Company. The principal business address of Avidity Partners Management LP is 2828 N Harwood Street, Suite 1220, Dallas, TX 75201.
(4)	This information is based solely on information reported on a Schedule 13G filed with the SEC on February 11, 2022 on behalf of TIAA-CREF Investment Management, LLC and Teacher Advisors, LLC. According to the report, TIAA-CREF Investment Management, LLC (“TCIM”) is the investment adviser to the College Retirement Equities Fund (“CREF”), a registered investment company, and may be deemed to be a beneficial owner of 2,209,804 shares of Common Stock of the Company owned by CREF. Teachers Advisors, LLC (“TAL”) is the investment adviser to three registered investment companies, TIAA-CREF Funds (“Funds”), TIAA-CREF Life Funds (“Life Funds”), and TIAA Separate Account VA-1 (“VA-1”), as well as one or more separately managed accounts of Advisors (collectively, the “Separate Accounts”), and may be deemed to be a beneficial owner of 86,028 shares of the Common Stock of the Company owned separately by Funds, Life Funds, VA-1, and/or the Separate Accounts. The principal business address of TCIM and TAL is 730 Third Avenue, New York, NY 10017-3206.

(5)	Consists of 229,296 shares of Common Stock, 60,545 restricted shares of Common Stock over which Dr. Garg has voting control and 438,493 shares of Common Stock which can be acquired upon exercise of outstanding options or vesting of restricted stock within 60 days of March 11, 2022.
(6)	Consists of 17,721 shares of Common Stock, and 30,000 shares of Common Stock which can be acquired upon exercise of outstanding options within 60 days of March 11, 2022.
(7)	Consists of 17,700 shares of Common Stock, 15 shares of Common stock owned by his spouse and 123,166 shares of Common Stock which can be acquired upon exercise of outstanding options or vesting of restricted stock within 60 days of March 11, 2022.
(8)	Consists of 11,545 shares of Common Stock and 135,275 shares of Common Stock which can be acquired upon exercise of outstanding options or vesting of restricted stock within 60 days of March 11, 2022.
(9)	Consists of 26,363 shares of Common Stock and 71,392 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days of March 11, 2022.
(10)	Consists of 18,145 shares of Common Stock and 60,503 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days of March 11, 2022.
(11)	Consists of 2,771 shares of Common Stock and 60,225 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days of March 11, 2022.
(12)	Consists of 26,579 shares of Common Stock and 60,225 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days of March 11, 2022.
(13)	Consists of 8,900 shares of Common Stock and 60,564 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days of March 11, 2022.
(14)	Consists of 8,498 shares of Common Stock and 59,558 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days of March 11, 2022.
(15)	Consists of 49,114 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days of March 11, 2022.
(16)	Includes 367,533 shares of Common Stock held by the Company’s current directors and executive officers, 60,545 restricted shares of Common Stock over which the Company’s current directors and executive officers have voting control and 1,148,515 shares of Common Stock that can be acquired by the Company’s current directors and executive officers upon the exercise of outstanding options or vesting of restricted stock within 60 days of March 11, 2022.

Equity Compensation Plan Information

The following table provides information regarding the number of securities to be issued under our equity plans, the weighted-average exercise price of options issued under our equity plans and the number of securities remaining available for future issuance under our equity plans, in each case as of December 31, 2021:

	Number of		Number of
	securities to be	Weighted	securities
	issued upon	average	remaining
	exercise	exercise price of	available
	of outstanding	outstanding options,	for future
	options,	warrants and	issuance under equity
	warrants	rights	compensation
Plan category	and rights	($)	plans
Equity compensation plans approved by security holders	2,447,553	8.40	990,819
Equity compensation plans not approved by security holders	441,818	3.92	1,394,206
Total	2,889,371	7.71	2,385,025

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

Review and approval of related party transactions

Our related parties include our directors, director nominees, executive officers, holders of more than five percent of the outstanding shares of our Common Stock the foregoing persons’ immediate family members. We review relationships and transactions in which the Company and our related parties are participants to determine whether such related persons have a direct or indirect material interest. As required under SEC rules, transactions since January 1, 2021 that are determined to be directly or indirectly material to a related party are disclosed in this Proxy Statement. In addition, the Audit Committee reviews and approves any related party transaction that is required to be disclosed.

Since January 1, 2021, there have been no related party transactions.

Indemnification agreements

We have entered into an indemnification agreement with each of our officers and outside directors. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Company for services during the fiscal years ended December 31, 2021 and 2020 by our independent registered public accounting firm, Ernst & Young LLP (“E&Y”):

Fee Category	2021	2020
Audit Fees (1)	$954,713	$886,499
Total	$954,713	$886,499
(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements included in the Company’s Annual Report and review of the interim consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services that are normally provided by independent registered public accountants in connection with statutory and regulatory filings or engagements.

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

3.4	Amended and Restated Bylaws of Altimmune, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on October 18, 2017)

3.5	Certificate of Designations of the Series B Convertible Preferred Stock, dated August 21, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 21, 2017)

4.1	Form of Warrant in connection with Loan and Security Agreement, dated March 30, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on April 3, 2012)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 17, 2017)

4.3	Form of Exchange Note (incorporated by reference to Exhibit A to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 25, 2018)

4.4	Form of Exchange Note (incorporated by reference to Exhibit A to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 25, 2018)

4.5	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on September 26, 2018)

4.6	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Post-Effective Amendment on Form S-1 filed on September 28, 2018)

4.7	Form of Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Post-Effective Amendment on Form S-1 filed on September 28, 2018)

4.8	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on October 9, 2018)

Exhibit No.	Description

4.9	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on October 9, 2018)

4.10	Description of Registrant’s Securities

10.1†	Altimmune, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 8, 2017)

10.2†	Amendment No. 1 to the Altimmune, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A filed on July 26, 2018)

10.3†	Altimmune, Inc. 2001 Employee Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed on May 10, 2017)

10.4†	Altimmune, Inc. 2001 Non-Employee Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-8 filed on May 10, 2017)

10.5†	Altimmune, Inc. 2018 Inducement Grant Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on December 3, 2018)

10.6†	Altimmune, Inc. 2019 Employee Stock Purchase Plan (incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement, filed on August 22, 2019)

10.7†	Altimmune, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, filed on November 9, 2020)

10.8§

Second Restated License Agreement, effective as of October 4, 2005, between Crucell Holland B.V. and Vaxin Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q filed on August 14, 2017)

10.9§

Amendment No. 1 to Second Restated License Agreement, effective as of September 25, 2015, between Crucell Holland B.V. and Altimmune, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q filed on August 14, 2017)

10.10§

Amendment No. 2 to Second Restated License Agreement, effective as of September 20, 2016, between Janssen Vaccines & Prevention B.V. (formerly Crucell Holland B.V.) and Altimmune, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 11, 2020)

10.11§

Amendment No. 3 to Second Restated License Agreement, effective as of April 2, 2020, between Janssen Vaccines & Prevention B.V. (formerly Crucell Holland B.V.) and Altimmune, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on August 11, 2020)

10.12§

Amendment No. 4 to Second Restated License Agreement, effective as of July 28, 2020, between Janssen Vaccines & Prevention B.V. (formerly Crucell Holland B.V.) and Altimmune, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 9, 2020)

10.13

Amendment No. 5 to Second Restated License Agreement, effective as of October 22, 2020, between Janssen Vaccines & Prevention B.V. (formerly Crucell Holland B.V.) and Altimmune, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K filed on February 25, 2021)

10.14

Amendment No. 6 to Second Restated License Agreement, effective as of January 22, 2021, between Janssen Vaccines & Prevention B.V. (formerly Crucell Holland B.V.) and Altimmune, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 17, 2021)

10.15§

Amended and Restated Exclusive License Agreement, dated as of June 2, 2014, between the UAB Research Foundation and Vaxin Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q filed on August 14, 2017)

Exhibit No.	Description
10.16§

First Amendment to Amended and Restated Exclusive License Agreement, effective as of October 16, 2015, between UAB Research Foundation and Altimmune, Inc. (f/k/a Vaxin Inc.) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q filed on August 14, 2017)

10.17§

Contract with the National Institute of Allergy and Infectious Diseases of the National Institutes of Health for the Development of Vaccine Formulations Effective Against NIAID Priority Pathogens, dated September 9, 2014 (Contract No. HHSN272201400040C) (incorporated by reference to Exhibit 10.61 to the Registrant’s Form 10-Q filed on November 6, 2014)

10.18§

Contract Award issued by Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated July 27, 2016 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q filed on August 14, 2017)

10.19

Amendment No. 4 to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated September 20, 2018 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on September 26, 2018)

10.20§

Amendment No. 5 to Contract Award issued by Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 20, 2019 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on November 13, 2019)

10.21§

Amendment No. 6 to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated December 23, 2020 (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K filed on February 25, 2021)

10.22§

Amendment No. 7 to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated June 29, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 10, 2021)

10.23§

Amendment No. 8 to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated September 17, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 9, 2021)

10.24§

Amended and Restated License Agreement, dated July 12, 2019, by and between Mederis Diabetes, LLC and Spitfire Pharma, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on November 13, 2019)

10.25	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q filed on August 14, 2017)

10.26†	Employment Agreement, dated December 7, 2015, between M. Scot Roberts and Altimmune, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-Q filed on August 14, 2017)

10.27	Employment Agreement, dated November 16, 2018 between Dr. Vipin K. Garg and Altimmune, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 27, 2018)

10.28	Employment Agreement, dated September 3, 2019, by and between Altimmune, Inc. and M. Scott Harris (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on November 13, 2019)

10.29	Employment Agreement, dated December 10, 2021, by and between Altimmune, Inc. and Richard Eisenstadt (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 13, 2021)

10.30

Equity Distribution Agreement, dated February 25, 2021, by and among Altimmune, Inc. and Piper Sandler & Co., Evercore Group L.L.C. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed on February 25, 2021)

21*	Subsidiaries

Exhibit No.	Description

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.
§	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment.

Financial Statements and Schedules of Subsidiaries and Affiliates

None.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Gaithersburg, State of Maryland, on the 15th day of March 2022.

ALTIMMUNE, INC.

By:	/s/ Vipin K. Garg
Vipin K. Garg
Chief Executive Officer

POWER OF ATTORNEY

BY THESE PRESENTS, each person whose signature appears below constitutes and appoints Vipin K. Garg and Richard Eisenstadt his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vipin K. Garg Vipin K. Garg	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2022

/s/ Richard Eisenstadt Richard Eisenstadt	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer)	March 15, 2022

/s/ Mitchel Sayare, Ph.D. Mitchel Sayare, Ph.D.	Chairman of the Board	March 15, 2022

/s/ John Gill John Gill	Director	March 15, 2022

/s/ Philip Hodges Philip Hodges	Director	March 15, 2022

/s/ David Drutz, M.D. David Drutz, M.D.	Director	March 15, 2022

/s/ Klaus O. Schafer, M.D. Klaus O. Schafer, M.D.	Director	March 15, 2022

/s/ Wayne Pisano Wayne Pisano	Director	March 15, 2022

/s/ Diane Jorkasky, M.D. Diane Jorkasky, M.D.	Director	March 15, 2022