Form 10-Q
period 2022-03-31
Altimmune, Inc.
filed 2022-05-12
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 10, 2022 there were 43,219,358 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

ALTIMMUNE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALTIMMUNE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$179,947	$190,301
Restricted cash	34	34
Total cash, cash equivalents and restricted cash	179,981	190,335
Accounts receivable	193	429
Income tax and R&D incentive receivables	5,880	5,410
Prepaid expenses and other current assets	5,039	7,952
Total current assets	191,093	204,126
Property and equipment, net	1,337	1,448
Intangible assets, net	12,419	12,419
Other assets	811	872
Total assets	$205,660	$218,865
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,205	$2,034
Contingent consideration	4,310	6,090
Accrued expenses and other current liabilities	12,609	10,152
Total current liabilities	19,124	18,276
Other long-term liabilities	1,668	1,454
Total liabilities	20,792	19,730
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 43,219,896 and 40,993,768 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	502,505	497,342
Accumulated deficit	(312,601)	(293,171)
Accumulated other comprehensive loss, net	(5,040)	(5,040)
Total stockholders’ equity	184,868	199,135
Total liabilities and stockholders’ equity	$205,660	$218,865

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2022	2021
Revenues	$32	$838
Operating expenses:
Research and development	15,104	11,878
General and administrative	4,427	3,821
Total operating expenses	19,531	15,699
Loss from operations	(19,499)	(14,861)
Other income (expense):
Interest expense	(62)	(12)
Interest income	21	42
Other income (expense), net	110	(33)
Total other income (expense), net	69	(3)
Net loss	(19,430)	(14,864)
Other comprehensive income — unrealized gain on short-term investments	—	5
Comprehensive loss	$(19,430)	$(14,859)
Net loss per share, basic and diluted	$(0.44)	$(0.38)
Weighted-average common shares outstanding, basic and diluted	43,969,481	38,914,990

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	40,993,768	$4	$497,342	$(293,171)	$(5,040)	$199,135
Stock-based compensation	—	—	2,033	—	—	2,033
Exercise of stock options	95,771	—	197	—	—	197
Vesting of restricted stock awards including withholding, net	17,568	—	(170)	—	—	(170)
Issuance of common stock from Employee Stock Purchase Plan	16,450	—	113	—	—	113
Issuance of common stock in at-the-market offerings, net	335,485	—	2,990	—	—	2,990
Issuance of common stock upon exercise of warrants	1,760,854	—	—	—	—	—
Net loss	—	—	—	(19,430)	—	(19,430)
Balance at March 31, 2022	43,219,896	$4	$502,505	$(312,601)	$(5,040)	$184,868

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2020	37,142,946	$4	$417,337	$(186,421)	$(5,044)	$225,876
Stock-based compensation	—	—	1,218	—	—	1,218
Vesting of restricted stock awards including withholding, net	(6,349)	—	(92)	—	—	(92)
Issuance of common stock from Employee Stock Purchase Plan	8,733	—	106	—	—	106
Retirement of common stock in exchange for common stock warrant	(1,000,000)	—	(7,540)	(9,660)	—	(17,200)
Issuance of common stock warrant in exchange for retirement of common stock	—	—	17,200	—	—	17,200
Issuance of common stock in at-the-market offerings, net	2,110,800	—	34,178	—	—	34,178
Issuance of common stock upon cashless exercise of warrants	1,050	—	10	—	—	10
Unrealized gain on short-term investments	—	—	—	—	5	5
Net loss	—	—	—	(14,864)	—	(14,864)
Balance at March 31, 2021	38,257,180	$4	$462,417	$(210,945)	$(5,039)	$246,437

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,430)	$(14,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration liability	(1,780)	880
Stock-based compensation expense	2,033	1,218
Depreciation and amortization	119	74
Unrealized (gains) losses on foreign currency exchange	(110)	33
Changes in operating assets and liabilities:
Accounts receivable	236	(191)
Prepaid expenses and other current assets	3,046	(4,201)
Accounts payable	171	(194)
Accrued expenses and other liabilities	2,659	(2,189)
Income tax and R&D incentive receivables	(470)	(135)
Net cash used in operating activities	(13,526)	(19,569)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	—	30,912
Purchases of short-term investments	—	(7,476)
Purchases of property and equipment, net	(9)	(4,209)
Cash paid for internally developed patents	—	(62)
Net cash (used in) provided by investing activities	(9)	19,165
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	(119)	135
Proceeds from issuance of common stock in at-the-market offerings, net	2,990	34,178
Proceeds from issuance of common stock from Employee Stock Purchase Plan	113	106
Proceeds from exercises of stock options	197	—
Net cash provided by financing activities	3,181	34,419
Net (decrease) increase in cash and cash equivalents and restricted cash	(10,354)	34,015
Cash, cash equivalents and restricted cash at beginning of period	190,335	115,952
Cash, cash equivalents and restricted cash at end of period	$179,981	$149,967

SUPPLEMENTAL NON-CASH ACTIVITIES:
Fair value of common stock retired in exchange for issuance of common stock warrant	$—	$17,200

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

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 included in the Annual Report on Form 10-K which was filed with the SEC on March 15, 2022. In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on the same basis as the audited consolidated financial statements, and these consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2022 or any future years or periods.

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

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2022, there have been no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC.

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic, including any resurgences or the emergence of new variants, may directly or indirectly impact the Company’s business, financial condition, and results of operations is highly uncertain and subject to change. The Company considered the potential impact of the COVID-19 pandemic on the Company’s estimates and assumptions and determined that there was not a material impact to the Company’s unaudited consolidated financial statements as of and for the three months ended March 31, 2022. However, actual results could differ from those estimates and there may be changes to the Company’s estimates in future periods.

3. Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2022 consisted of the following (in thousands):

	Fair Value Measurement at March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$65,641	$65,641	$—	$—
Total	65,641	65,641	—	—
Liabilities:
Contingent consideration liability (see Note 8)	4,310	—	—	4,310
Total	$4,310	$—	$—	$4,310

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2021 consisted of the following (in thousands):

	Fair Value Measurement at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$65,634	$65,634	$—	$—
Total	65,634	65,634	—	—
Liabilities:
Contingent consideration liability (see Note 8)	6,090	—	—	6,090
Total	$6,090	$—	$—	$6,090

The fair value of contingent payments classified as a liability is based on the regulatory milestones described in Note 8 and estimated using the Monte Carlo simulation valuation model with Level 3 inputs.

The assumptions used to estimate the fair value of contingent payments that are classified as a liability at March 31, 2022 include the following significant unobservable inputs:

Unobservable input	Value or Range	Weighted-Average
Expected volatility	84.4%	84.4%
Risk-free interest rate	0.90%	0.90%
Cost of capital	30%	30%
Discount for lack of marketability	10%‑13%	12%
Probability of payment	94%	94%
Projected year of payment	2022	2022

If applicable, the Company will recognize transfers into and out of Level 3 within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. There were no transfers into or out of Level 3 of the fair value hierarchy as of March 31, 2022 and December 31, 2021.

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. Assets recorded at fair value on a non-recurring basis, such as property and equipment and intangible assets are recognized at fair value when they are impaired. During the three months ended March 31, 2022, the Company had no significant assets or liabilities that were measured at fair value on a non-recurring basis. During the year ended December 31, 2021, the Company recorded non-cash impairment charges to property and equipment, net on a non-recurring basis (see below).

Lonza Manufacturing Agreement

In March 2021, the Company expanded its manufacturing collaboration with Lonza Houston, Inc. (“Lonza”) for the manufacture of AdCOVID or other adenovirus-based vaccines. Under the expanded agreement, the Company had committed approximately $23.0 million to Lonza to procure long-lead equipment and construct a dedicated manufacturing suite for clinical and commercial production of adenovirus-based vaccines. This work was completed during the fourth quarter of 2021. The Company capitalized a total of $4.0 million as construction-in-progress (“CIP”) during the three months ended March 31, 2021 under this expanded agreement. The Company subsequently terminated the agreement and impaired the amount during the year ended December 31, 2021.

4. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Furniture, fixtures and equipment	$163	$222
Laboratory equipment	243	1,040
Computers and telecommunications	179	291
Software	128	148
Leasehold improvements	1,749	1,794
Property and equipment, at cost	2,462	3,495
Less: accumulated depreciation and amortization	(1,125)	(2,047)
Property and equipment, net	$1,337	$1,448

Depreciation expense related to property and equipment was approximately $0.1 million for both the three months ended March 31, 2022 and 2021.

5. Intangible Assets

The Company’s intangible assets consist of the following (in thousands):

	March 31, 2022
		Gross
	Estimated	Carrying	Accumulated		Net Book
	Useful Lives	Value	Amortization	Impairment	Value
IPR&D assets	Indefinite	$12,419	$—	$—	$12,419
Total		$12,419	$—	$—	$12,419

	December 31, 2021
		Gross
	Estimated	Carrying	Accumulated		Net Book
	Useful Lives	Value	Amortization	Impairment	Value
Internally developed patents	6–20 years	$1,079	$(500)	$(579)	$—
Acquired licenses	16–20 years	285	(285)	—	—
Total intangible assets subject to amortization		1,364	(785)	(579)	—
IPR&D assets	Indefinite	12,419	—	—	12,419
Total		$13,783	$(785)	$(579)	$12,419

There was no amortization expense of intangible assets subject to amortization for the three months ended March 31, 2022. Amortization expense of intangible assets subject to amortization totalled $6,640 for the three months ended March 31, 2021. Amortization expense was classified as research and development expenses in the consolidated statements of operations and comprehensive loss. There was no in-process research and development (“IPR&D”) impairment loss during the three months ended March 31, 2022 and the year ended December 31, 2021.

6. Operating Leases

The Company rents office and laboratory space in the United States. The Company also leases office equipment under non-cancellable equipment leases through June 2026. Rent expense during the three months ended March 31, 2022 and 2021 under all of the Company’s operating leases was $0.1 million and $0.1 million, respectively. Rent expense includes short-term leases and variable lease costs that are not included in the lease obligation.

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

The cash paid for operating lease liabilities for both the three months ended March 31, 2022 and 2021 was $0.1 million.

Supplemental other information related to the operating leases balance sheet information is as follows (in thousands, except lease term and discount rate):

	March 31, 2022	December 31, 2021
Operating lease obligations (see Note 7 and 9)	$1,437	$1,535
Operating lease right-of-use assets (included in "Other assets" in Balance Sheet)	$750	$798
Weighted-average remaining lease term (years)	3.1	3.3
Weighted-average discount rate	7.2%	7.2%

7. Accrued Expenses

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued professional services	$642	$396
Accrued payroll and employee benefits	1,117	2,313
Accrued research and development	10,382	6,988
Lease obligation, current portion (see Note 6)	421	411
Accrued interest and other	47	44
Total accrued expenses and other current liabilities	$12,609	$10,152

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

The transaction closed on July 12, 2019. The Company issued 1,887,250 unregistered shares of its common stock as upfront consideration to certain former securityholders of Spitfire (collectively, the “Spitfire Equityholders”), representing an amount equal to $5.0 million less working capital and transaction expense adjustment amounts as defined in the agreement.

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

The Spitfire Merger Agreement also includes future contingent payments up to $88.0 million in cash and shares of the Company’s common stock as follows (each, a “Milestone Event”):

●	a one-time payment of $5.0 million (the “IND Milestone Consideration Amount”) within sixty days of the submission of an Investigational New Drug Application (“IND”) to the United States Food and Drug Administration (the “FDA”) or other applicable governmental authority in a foreign jurisdiction, which IND has not been rejected or placed on clinical hold by the FDA or such applicable foreign governmental authority within time specified in the Merger Agreement;
●	a one-time payment of $3.0 million (the “Phase 2 Milestone Consideration Amount” and together with the IND Milestone Consideration Amount, the “Regulatory Milestones”) within sixty days of the initiation (first patient, first dosing) of a Phase 2 clinical trial of a product candidate anywhere in the world; and
●	payments of up to $80.0 million upon the achievement of specified worldwide net sales (the “Sales Milestones”) of all products developed using the technology acquired in the License Agreement within ten years following the approval of a new drug application filed with the FDA.

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

On November 3, 2020, the Company received acknowledgement from the Australian Government Department of Health on the Company’s submitted clinical trial notification (“CTN”) which triggered the obligation to settle the IND Milestone payment to the former owners. As a result, on November 19, 2020, the Company issued 1,694,906 shares of its Common Stock valued at $9.57 per share for the amount value of $13.6 million to the former Spitfire stockholders. Pursuant to the Spitfire Merger Agreement, the Company issued the shares within sixty days of the submission of the CTN, which was October 29, 2020. From September 30, 2020 through November 19, 2020, the date of issuance, the Company recognized a decrease in the fair value of the IND Milestone payment of $5.4 million to research and development expense and reclassified the balance in the contingent consideration liability associated with the fair value of the IND Milestone payment to equity in the Company’s consolidated balance sheet. No Regulatory Milestones were achieved during the three months ended March 31, 2022. The Phase 2 Milestone was met on April 26, 2022. See Note 17 for further details.

The Company estimates the future contingent consideration for the Regulatory Milestones based upon a Monte Carlo simulation valuation model that is risk adjusted based on the probability of achieving the milestones and a discount for lack of marketability. The Company remeasures the fair value of the contingent consideration at each reporting period.

During the fourth quarter of 2020, the Company achieved the IND Milestone and paid the obligation in shares according to the calculation above. Below is a summary of the contingent consideration activity (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$6,090	$5,390
Change in fair value	(1,780)	880
Ending balance	$4,310	$6,270

As of March 31, 2022, the decrease in fair value was primarily attributable to a decrease in the closing share price of the Company’s common stock, partially offset by an increase in the probability of milestone achievement. As of March 31, 2021, the increase in fair value was primarily attributable to an increase in the closing share price of the Company’s common stock and in the probability of milestone achievement. Any changes in fair value have been recorded within research and development expense during the respective periods presented.

9. Other Long-Term Liabilities

The Company’s other long-term liabilities are summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
Lease obligation, long-term portion (see Note 6)	$1,016	$1,124
Conditional economic incentive grants	250	250
Other	402	80
Total other long-term liabilities	$1,668	$1,454

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

The Company has assessed the Pre-Funded Warrants for appropriate equity or liability classification and determined that the Pre-Funded Warrants are freestanding instruments that do not meet the definition of a liability pursuant to ASC 480 and do not meet the definition of a derivative pursuant to FASB Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”). The Pre-Funded Warrants are indexed to the Company’s common stock and meet all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the Pre-Funded Warrants are classified as equity and are accounted for as a component of additional paid-in capital at the time of issuance. As of March 31, 2022, 760,870 of the Pre-Funded Warrants were exercised, leaving 869,566 remaining Pre-Funded Warrants unexercised.

At-the-Market Offerings

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “2021 Agreement”) with Piper Sandler & Co., Evercore Group L.L.C. and B. Riley Securities, Inc., serving as sales agents (the “Sales Agents”) with respect to an at-the-market offerings program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $125.0 million (the “Shares”) through the Sale Agents (the “2021 Offering”). Any Shares offered and sold in the 2021 Offering will be issued pursuant to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”) on December 31, 2020, which was declared effective on January 11, 2021, the prospectus supplement relating to the 2021 Offering filed with the SEC on February 25, 2021 and any applicable additional prospectus supplements related to the 2021 Offering that form a part of the Registration Statement.

During the three months ended March 31, 2022, the Company sold 335,485 shares of Common Stock under the 2021 Agreement resulting in approximately $3.0 million in net proceeds. As of March 31, 2022, the Company has sold in aggregate 5,135,939 shares of Common Stock under the 2021 Agreement resulting in approximately $67.8 million in net proceeds, with $55.0 million remaining available to be sold under the 2021 Agreement. As of March 31, 2022, the Company recorded approximately $0.1 million of offering costs which offset the proceeds received from the shares sold through March 31, 2022. The Company capitalized approximately $0.1 million of deferred offering costs which will offset future proceeds received under the 2021 Agreement.

Exchange Agreement

On February 25, 2021, the Company entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.0001 per share, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.0001 per share. The Exchange Warrants did not have an expiration date and were exercisable at any time except that the Exchange Warrants could not be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. In accordance with FASB Accounting Standards Codification Topic 505, Equity, the Company recorded the retirement of the common stock exchanged as a reduction of common shares outstanding and a corresponding debit to additional paid-in-capital and accumulated deficit at the fair value of the Exchange Warrants on the issuance date. The Exchange Warrants were classified as equity in accordance with ASC 480 and the fair value of the Exchange Warrants was recorded as a credit to additional paid-in-capital and is not subject to remeasurement. The Company determined that the fair value of the Exchange Warrants is substantially similar to the fair value of the retired shares on the issuance date due to the negligible exercise price for the Exchange Warrants. As of March 31, 2022, the Exchange Warrants to purchase 1,000,000 shares were net exercised, resulting in the issuance of 999,984 shares of common stock. All of the Exchange Warrants were exercised in full.

11. Warrants

A summary of warrant activity during the three months ended March 31, 2022 is as follows:

Warrants outstanding, December 31, 2021	2,776,191
Exercises (see Note 10)	(1,760,870)
Warrants outstanding, March 31, 2022	1,015,321

12. Stock-Based Compensation

Stock Options

The Company’s stock option awards generally vest over four years and typically have a contractual life of ten years. At March 31, 2022, there was $14.0 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 3.1 years. During the three months ended March 31, 2022, the Company granted 1,020,427 stock options with a weighted average exercise price of $6.91 and per share weighted average grant date fair value of $6.06.

Information related to stock options outstanding at March 31, 2022 is as follows (in thousands, except share, exercise price and contractual term):

			Weighted-Average
		Weighted-	Remaining
	Number of	Average	Contractual Term	Aggregate Intrinsic
	Stock Options	Exercise Price	(Years)	Value
Outstanding	3,464,793	$8.41	6.0	$4,045
Exercisable	1,271,282	$7.45	5.8	$2,759
Unvested	2,193,511	$8.96	6.0	$1,286

Restricted Stock

At March 31, 2022, the Company had unvested restricted stock of 53,818 shares with total unrecognized compensation expense of $0.2 million, which the Company expects to recognize over a weighted average period of approximately 0.7 years. During the three months ended March 31, 2022, the Company released 20,182 shares of unrestricted common stock as a result of the vesting of restricted stock.

Restricted Stock Units

During the three months ended March 31, 2022, the Company granted 255,000 shares of restricted stock units which vest over four years. At March 31, 2022, the Company had unvested restricted stock units of 446,837 shares with total unrecognized compensation expense of $3.9 million, which the Company expects to recognize over a weighted average period of approximately 3.5 years. During the three months ended March 31, 2022, the Company released 40,091 shares of unrestricted common stock as a result of the vesting of restricted stock units.

2019 Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 16,450 shares for $0.1 million during the three months ended March 31, 2022. During the three months ended March 31, 2022, the Company recognized compensation expense of $0.1 million.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the unaudited consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021 as follows (in thousands):

	For the Three Months Ended
	March 31,
	2022	2021
Research and development	$618	$321
General and administrative	1,415	897
Total	$2,033	$1,218

13. U.S. Government Contracts and Grants

In June 2020, the Company was awarded $4.7 million from the U.S. Army Medical Research & Development Command (“USAMRDC”) to fund its Phase 1/2 clinical trial of T-COVID. The competitive award was granted by USAMRDC in collaboration with the Medical Technology Enterprise Consortium (“MTEC”), a 501(c)(3) biomedical technology consortium working in partnership with the Department of Defense (“DoD”). Under the contract, MTEC paid the Company a firm fixed fee based upon the achievement of certain milestones for conduct and completion of a Phase

1/2 study and research and development work on the replication-deficient adenovirus 5 (“RD-Ad5”) vector vaccine platform. For the three months ended March 31, 2021, the Company recognized approximately $0.5 million of grant revenue under the contract, which completed the full recognition of this award. No revenue was recognized for this contract for the three months ended March 31, 2022.

In July 2016, the Company signed a five-year contract with Biomedical Advanced Research and Development Authority (“BARDA”). The contract, as amended, had a total value of up to $136.8 million to be used to fund clinical development of NasoShield. Under the contract, BARDA paid the Company a fixed fee and reimbursed certain costs for the research and development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine through cGMP manufacture and conduct of a Phase 1 clinical trial dose ranging assessment of safety and immunogenicity. The contract consisted of an initial base performance period providing approximately $30.9 million in funding for the period July 2016 through December 2021. BARDA had seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical studies. Each option, if exercised by BARDA, would have provided additional funding ranging from approximately $1.1 million to $34.4 million for a three-year period beginning in 2021. For the three months ended March 31, 2021, the Company recognized approximately $0.2 million of grant revenue under the BARDA contract. For the three months ended March 31, 2022, the Company has recognized de minimis grant revenue related to the close-out of the BARDA contract. BARDA did not extend the contract beyond the end of December 2021.

14. Income Taxes

Due to a full valuation allowance, the Company did not record an income tax benefit for both the three months ended March 31, 2022 and 2021.

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

Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. As such, all unvested restricted stock, restricted stock units, common stock warrants, and stock options have been excluded from the computation of diluted weighted average shares outstanding because such securities would have an anti-dilutive impact for all periods presented.

Potential common shares issuable upon conversion, vesting or exercise of unvested restricted stock, restricted stock units, common stock warrants, and stock options that are excluded from the computation of diluted weighted-average shares outstanding, as they are anti-dilutive, are as follows:

	For the Three Months Ended
	March 31,
	2022	2021
Common stock warrants	145,755	145,755
Common stock options	3,479,992	2,307,264
Restricted stock units	446,837	196,279
Restricted stock	53,818	134,545

16. Commitments and Contingencies

Spitfire Acquisition

As disclosed in Note 8, the Company is obligated to make payments of up to $80.0 million upon the achievement of specified worldwide net sales of all products developed using the technology acquired from Spitfire Pharma Inc. within ten years following the approval of a new drug application filed with the FDA.

Litigation

In December 2019, a complaint was filed by Dr. De-Chu Christopher Tang (“Plaintiff”) against the Company, which was removed to the United States District Court for the Eastern District of Texas. The Plaintiff amended the complaint in February 2020 to include Vipin K. Garg and David J. Drutz as defendants, in addition to the Company (Dr. Garg, Dr. Drutz, and the Company are collectively referred to as “Defendants”). In March 2020 the Defendants filed a motion to dismiss the complaint. The Court denied the motion without prejudice and allowed Plaintiff an opportunity to file an amended complaint. Plaintiff’s second amended complaint was filed on April 17, 2020, and Defendants filed a motion to dismiss that complaint on May 1, 2020. A hearing on Defendants’ motion to dismiss was held on May 20, 2020. Plaintiff, who is representing himself, alleges five causes of action as follows: (1) Defendants’ alleged retention of Plaintiff’s lab notebooks after the termination of his employment in 2012; (2) alleged plagiarism based on publishing an article without naming Plaintiff as an author; (3) use of the Adhigh System, which Plaintiff alleges he developed; (4) allegations that Defendants manipulated our stock and caused a decrease in value; and (5) allegations that the Defendants “wast[ed] government grant money and poison[ed] science by leaving data to rot.” On September 30, 2020, Plaintiff filed a motion titled “Motion to Proscribe Defendants’ Allegedly Illegal Use of Plaintiff’s AdHigh System in Altimmune’s Human Clinical Trials,” to which Defendants filed an opposition on October 13, 2020. The court has not yet ruled on that motion, which also remains pending. On November 6, 2020, Defendants filed a motion for summary judgment on the basis of lack of personal jurisdiction, insufficient service of process, and failure to state a claim. The court ruled on that motion on March 25, 2021, which dismissed the case on the basis of lack of personal jurisdiction. On December 1, 2020, the magistrate judge assigned to the case issued a report and recommendation that Defendants’ motion to dismiss of May 1, 2020 be granted and that this action be dismissed for lack of personal jurisdiction. Plaintiff filed objections to the report and recommendation on December 14, 2020, and the resolution of those objections by the district court remains pending.

In December 2021, the Plaintiff refiled the complaint in the United States District Court for the District of Maryland. On February 24, 2022, Defendants filed a memorandum containing a brief description of the planned motion and a concise summary of the factual and legal support for it. On the basis of that memorandum, the Court granted Defendants’ request to file a motion to dismiss and allowed Plaintiff an opportunity to file an amended complaint.  Plaintiff’s amended complaint was filed on March 3, 2022, and Defendants filed a motion to dismiss that complaint on April 4, 2022. The Company believes the allegations in the complaint are without merit and intends to vigorously defend the litigation.

The Company is a party in various contracts and subject to disputes, litigation, and potential claims arising in the ordinary course of business, none of which are currently reasonably possible or probable of material loss.

17. Subsequent Events

Contingent Consideration

On April 26, 2022, the Company dosed the first patient in the Phase 2 MOMENTUM trial of pemvidutide in obesity, which triggered the obligation to pay the Phase 2 Milestone Consideration Amount to the Spitfire Equityholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2022.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “may,” “will,” “should,” “could,” “target,” “strategy,” “intend,” “project,” “guidance,” “likely,” “usually,” “potential,” or the negative of these words or variations of such words, similar expressions, or comparable terminology are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. A further list and description of risks, uncertainties and other factors that could cause actual results or events to differ materially from the forward-looking statements that we make is included in the cautionary statements herein and in our other filings with the Securities and Exchange Commission, including those set forth under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

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

Overview

Altimmune, Inc. is a clinical stage biopharmaceutical company focused on developing treatments for obesity and liver diseases. Our lead product candidate, pemvidutide (proposed INN, formerly known as ALT-801), is a dual GLP-1/glucagon receptor agonist that is being developed for the treatment of obesity and non-alcoholic steatohepatitis (“NASH”). In addition, we are developing HepTcell, an immunotherapeutic agent designed to achieve a functional cure for chronic hepatitis B.

Impact of COVID-19

We are closely monitoring how the spread of COVID-19, including any resurgences or the emergence of new variants, is affecting our employees, business, preclinical studies and clinical trials. We have reopened our executive office to allow employees to return to the office based on an approach that is intended to comply with federal and state guidelines, with a focus on employee safety and optimal work environment. We are continuing our regular interactions with the FDA and other regulatory agencies and, based on current information, we do not anticipate COVID-19 to materially affect our regulatory timelines for our ongoing clinical trials. Furthermore, as a government contractor, we are subject to the federal government vaccination mandate, which requires federal contractor employees, except in certain limited circumstances, to be vaccinated against COVID-19 by December 8, 2021. While the vaccination mandate remains subject to the interpretation of various government agencies and other entities, and questions remain regarding the specific application of the vaccination mandate, we are continuing to develop and implement health, safety, employment and operational protocols in order to timely comply with the vaccination mandate. As of and for the three months ended March 31, 2022, the vaccination mandate has not had a material impact on our employees or operations.

Although operations have not been materially affected by the COVID-19 pandemic as of and for the three months ended March 31, 2022, at this time, however, there is uncertainty relating to the trajectory of the pandemic and the impact of related responses, and disruptions caused by the COVID-19 pandemic may result in difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing trials and the incurrence of unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. In addition, a recurrence of COVID-19 cases, or variants thereof, could cause other widespread or more severe impacts depending on where infection rates are highest. We continue to monitor developments as we deal with the disruptions and uncertainties relating to the COVID-19 pandemic. See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Global Events

Russia and Ukraine Conflict

The military conflict in Russia and Ukraine that began in February 2022 continues as of the date of this quarterly report. As the conflict continues to evolve, we are closely monitoring the impact on our business. The conflict, and the sanctions and counter-sanctions imposed in response to it, have created increased economic uncertainty and operational complexity globally. While we have no direct exposure to Russia and Ukraine, and do not at the moment believe the situation will have a material impact on our operating results, we are monitoring any broader economic impact from the situation. Should the conflict continue or escalate, it could have a significant negative effect on the global economy or on our operations, including continued inflationary pressures on raw materials, supply chain and logistics disruptions, volatility in foreign exchange rates and interest rates and heightened cybersecurity threats.

U.S. Government Contracts and Grants

In June 2020, we were awarded $4.7 million from the U.S. Army Medical Research & Development Command (“USAMRDC”) to fund our Phase 1/2 clinical trial of T-COVID. The competitive award was granted by USAMRDC in collaboration with the Medical Technology Enterprise Consortium (“MTEC”), a 501(c)(3) biomedical technology consortium working in partnership with the Department of Defense (“DoD”). Under the contract, MTEC paid us a firm fixed fee based upon the achievement of certain milestones for conduct and completion of a Phase 1/2 study and research and development work on the replication-deficient adenovirus 5 (“RD-Ad5”) vector vaccine platform. For the three months ended March 31, 2021, we recognized approximately $0.5 million of grant revenue under the contract, which completed the full recognition of this award. No revenue was recognized for this contract for the three months ended March 31, 2022.

In July 2016, we signed a five-year contract with Biomedical Advanced Research and Development Authority (“BARDA”). The contract, as amended, had a total value of up to $136.8 million to be used to fund clinical development of NasoShield. Under the contract, BARDA paid us a fixed fee and reimbursed certain costs for the research and development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine through cGMP manufacture and conduct of a Phase 1 clinical trial dose ranging assessment of safety and immunogenicity. The contract consisted of an initial base performance period providing approximately $30.9 million in funding for the period July 2016 through December 2021. BARDA had seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical trials. Each option, if exercised by BARDA, would have provided additional funding ranging from approximately $1.1 million to $34.4 million for a three-year period beginning in 2021. For the three months ended March 31, 2021, we recognized approximately $0.2 million of grant revenue under the BARDA contract. For the three months ended March 31, 2022, we have recognized de minimis grant revenue related to the close-out of the BARDA contract. BARDA did not extend the contract beyond the end of December 2021.

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

There have been no changes in our critical accounting policies and significant judgment and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. For more information regarding our critical accounting policies, we encourage you to read the discussion contained in Item 7 under the heading “Critical Accounting Policies and Significant Judgments and Estimates” and Note 2 “Summary of Significant Accounting Policies” included in the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
(in thousands, except percentages)	2022	2021	Increase (Decrease)
Revenue	$32	$838	$(806)	(96)%
Operating expenses:
Research and development	15,104	11,878	3,226	27%
General and administrative	4,427	3,821	606	16%
Total operating expenses	19,531	15,699	3,832	24%
Loss from operations	(19,499)	(14,861)	(4,638)	(31)%
Other income (expense):
Interest expense	(62)	(12)	(50)	(417)%
Interest income	21	42	(21)	(50)%
Other income (expense), net	110	(33)	143	433%
Total other income (expense), net	69	(3)	72	2,400%
Net loss	$(19,430)	$(14,864)	$(4,566)	(31)%

Revenue

Revenue consists primarily of research grants in the United States from MTEC for our T-COVID product candidate and BARDA for our NasoShield vaccine product candidate. These grants consist of firm fixed fee contracts based on milestones and cost reimbursement contracts, with a fixed fee based on either costs incurred or milestones met. Our T-COVID and NasoShield programs were discontinued as of the end of 2021.

Revenue decreased by $0.8 million, or 96%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The decrease was primarily the result of a decrease of $0.5 million in MTEC revenue attributable to the timing of clinical trial and the discontinuation of development work on the T-COVID program.

Research and development expenses

Research and development operating expense increased by $3.2 million, or 27%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase was primarily the result of:

●	an increase of $9.2 million due to the development activities for pemvidutide primarily due to the ongoing NAFLD trials and initiation of the MOMENTUM Phase 2 trial in obesity;
●	an increase of $1.9 million due to development activities for HepTcell;
●	a net increase of $0.4 million due to development activities related to our other programs, along with costs associated with our pre-clinical projects and non-project specific research and development costs including employee compensation and facility costs;
●	a decrease of $5.6 million due primarily to development activities for our COVID-19 programs, which included AdCOVID and T-COVID (which were discontinued in 2021); and
●	a decrease of $2.7 million primarily due to a decrease in the fair value of contingent consideration liability with respect to the acquisition of pemvidutide.

General and administrative expenses

General and administrative expense increased by $0.6 million, or 16%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase is due primarily to an increase in stock compensation expense.

Total other income (expense), net

Total other income (expense), net increased by $0.1 million during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The net increase is primarily due to changes in foreign currency conversion.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the three months ended March 31, 2022 were from equity transactions and cash receipts of accounts receivable from research grants. Our cash, cash equivalents and restricted cash were $180.0 million at March 31, 2022. We believe, based on the operating cash requirements and capital expenditures expected for 2022 and 2023, our cash on hand at March 31, 2022, together with expected cash receipts from our income tax refunds and R&D incentives, are sufficient to fund operations for at least a twelve-month period from the issuance date of our March 31, 2022 consolidated financial statements.

We have not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales. Our sources of revenue have consisted of grant revenues under our arrangements with BARDA for the development of NasoShield, MTEC for a clinical trial and development work on T-COVID, and to a lesser degree from other licensing arrangements. We have incurred significant losses since we commenced operations. As of March 31, 2022, we had an accumulated deficit of $312.6 million. In addition, we have not generated positive cash flows from operations. We have had to rely on a variety of financing sources, including the issuance of debt and equity securities. As capital resources are consumed to fund our research and development activities, we may require additional capital beyond our currently anticipated amounts. In order to address our capital needs, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

In June 2020, we were awarded $4.7 million from the U.S. Army Medical Research & Development Command (“USAMRDC”) to fund our Phase 1/2 clinical trial of T-COVID. The competitive award was granted by USAMRDC in collaboration with the Medical Technology Enterprise Consortium (“MTEC”), a 501(c)(3) biomedical technology consortium working in partnership with the Department of Defense (“DoD”). Under the contract, MTEC paid us a firm fixed fee based upon the achievement of certain milestones for conduct and completion of a Phase 1/2 study and research and development work on the replication-deficient adenovirus 5 (“RD-Ad5”) vector vaccine platform. Through March 31, 2022, we have collected approximately $4.7 million in cash under the contract, which completed the full recognition of this award.

In July 2016, we signed a five-year contract with BARDA. The contract, as amended, had a total value of up to $136.8 million to be used to fund clinical development of NasoShield. Under the contract, BARDA paid us a fixed fee and reimbursed certain costs for the research and development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine through cGMP manufacture and conduct of a Phase 1 clinical trial dose ranging assessment of safety and immunogenicity. The contract consisted of an initial base performance period providing approximately $30.9 million in funding for the period July 2016 through December 2021. BARDA had seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical trials. Each option, if exercised by BARDA, would have provided additional funding ranging from approximately $1.1 million to $34.4 million for a three-year period beginning in 2021. Through March 31, 2022, we have collected approximately $29.5 million in cash under the BARDA contract. BARDA did not extend the contract beyond the end of December 2021.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(13,526)	$(19,569)
Investing activities	(9)	19,165
Financing activities	3,181	34,419
Net (decrease) increase in cash and cash equivalents and restricted cash	$(10,354)	$34,015

Operating Activities

Net cash used in operating activities was $13.5 million for the three months ended March 31, 2022 compared to $19.6 million during the three months ended March 31, 2021. The primary uses of cash from our operating activities include payments for labor and labor-related costs, professional fees, research and development costs associated with our clinical trials, and other general corporate expenditures. The decrease in cash used in operations of $6.0 million year over year is due to an increase in net loss as adjusted for non-cash items of $6.5 million and changes in working capital accounts of $12.6 million.

Investing Activities

Net cash (used in) provided by investing activities was minimal for the three months ended March 31, 2022 compared to $19.2 million during the three months ended March 31, 2021. The net cash provided by investing activities during the three months ended March 31, 2021 was primarily due net proceeds from short-term investment activity, partially offset by purchases of property and equipment primarily associated with the COVID-19 vaccine programs.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2022 was $3.2 million compared to $34.4 million for the three months ended March 31, 2021. The net cash provided by financing activities during the three months ended March 31, 2022 was primarily the result of the receipt of $3.0 million in proceeds from the issuance of common stock from our at-the-market offerings program. The net cash provided by financing activities during the three months ended March 31, 2021 was primarily the result of the receipt of $34.2 million in proceeds from the issuance of common stock from our at-the-market offerings program.

Financing

Public Offering

On July 16, 2020, we offered and sold (i) 3,369,564 shares of our common stock, at a price to the public of $23.00 per share, and (ii) pre-funded warrants to purchase 1,630,436 shares of our common stock at an exercise price equal to $0.0001 per share (the “Pre-Funded Warrants”), at a price to the public of $22.9999 per share of common stock underlying the Pre-Funded Warrants (equal to the public offering price per share of Common Stock, minus the exercise price of each Pre-Funded Warrant). The Pre-Funded Warrants are exercisable at any time, provided that each Pre-Funded Warrant holder will be prohibited from exercising such Pre-Funded Warrants into shares of our common stock if, as a result of such exercise, the holder, together with its affiliates, would own more than 4.99% of the total number of shares of our common stock then issued and outstanding, which percentage may change at the holders’ election to any other number less than or equal to 19.99% upon 61 days’ notice to us. The gross proceeds of this offering were approximately $132.2 million, which includes the exercise in full of the underwriters’ option to purchase an additional 750,000 shares of common stock, before deducting underwriting discounts and commissions and offering expenses during the third quarter of 2020. The net proceeds of this offering were approximately $124.0 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. As of March 31, 2022, 760,870 of the Pre-Funded Warrants were exercised, leaving 869,566 remaining Pre-Funded Warrants unexercised.

At-the-Market Offerings

On February 25, 2021, we entered into an Equity Distribution Agreement (the “2021 Agreement”) with Piper Sandler & Co., Evercore Group L.L.C. and B. Riley Securities, Inc., serving as sales agents (the “Sales Agents”) with respect to an at-the-market offerings program under which we may offer and sell, from time to time at its sole discretion, shares of our common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $125.0 million through the Sale Agents.

During the three months ended March 31, 2022, we sold 335,485 shares of Common Stock under the 2021 Agreement resulting in approximately $3.0 million in net proceeds. As of March 31, 2022, we sold 5,135,939 shares of Common Stock under the 2021 Agreement resulting in approximately $67.8 million in net proceeds, with $55.0 million remaining available to be sold under the 2021 Agreement.

Current Resources

We have financed our operations to date principally through our equity offerings and proceeds from issuances of our preferred stock, common stock, and warrants. At March 31, 2022, we had $180.0 million of cash, cash equivalents and restricted cash. Accordingly, management believes that the Company has sufficient capital to fund its plan of operations for at least a twelve-month period from the issuance date of our March 31, 2022 financial statements. However, in order to address our capital needs in the long-term, including potential future clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings arising from the normal course of business activities. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 15, 2022.

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

ALTIMMUNE, INC.

Dated: May 12, 2022	By:	/s/ Vipin K. Garg
	Name:	Vipin K. Garg
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2022	By:	/s/ Richard Eisenstadt
	Name:	Richard Eisenstadt
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)