Form 10-Q
period 2022-09-30
Altimmune, Inc.
filed 2022-11-10
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 4, 2022, there were 49,159,056 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

ALTIMMUNE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALTIMMUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$127,465	$190,301
Restricted cash	34	34
Total cash, cash equivalents and restricted cash	127,499	190,335
Short-term investments	74,362	—
Accounts receivable	633	429
Income tax and R&D incentive receivables	3,720	5,410
Prepaid expenses and other current assets	4,790	7,952
Total current assets	211,004	204,126
Property and equipment, net	1,172	1,448
Intangible assets, net	12,419	12,419
Other assets	682	872
Total assets	$225,277	$218,865
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,419	$2,034
Contingent consideration	—	6,090
Accrued expenses and other current liabilities	14,323	10,152
Total current liabilities	15,742	18,276
Other long-term liabilities	4,506	1,454
Total liabilities	20,248	19,730
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 49,161,637 and 40,993,768 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	5	4
Additional paid-in capital	566,551	497,342
Accumulated deficit	(356,224)	(293,171)
Accumulated other comprehensive loss, net	(5,303)	(5,040)
Total stockholders’ equity	205,029	199,135
Total liabilities and stockholders’ equity	$225,277	$218,865

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$2	$158	$42	$1,133
Operating expenses:
Research and development	20,262	29,206	51,359	54,356
General and administrative	4,492	4,156	13,329	11,636
Impairment loss on construction-in-progress	—	—	—	8,070
Total operating expenses	24,754	33,362	64,688	74,062
Loss from operations	(24,752)	(33,204)	(64,646)	(72,929)
Other income (expense):
Interest expense	(64)	(33)	(191)	(67)
Interest income	1,053	13	1,402	88
Other income (expense), net	50	(286)	185	(293)
Total other income (expense), net	1,039	(306)	1,396	(272)
Net loss before income taxes	(23,713)	(33,510)	(63,250)	(73,201)
Income tax benefit	197	—	197	—
Net loss	(23,516)	(33,510)	(63,053)	(73,201)
Other comprehensive income — unrealized (loss) gain on short-term investments	(143)	(2)	(263)	4
Comprehensive loss	$(23,659)	$(33,512)	$(63,316)	$(73,197)
Net loss per share, basic and diluted	$(0.48)	$(0.81)	$(1.37)	$(1.79)
Weighted-average common shares outstanding, basic and diluted	49,286,535	41,370,768	45,881,547	40,843,905

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	40,993,768	$4	$497,342	$(293,171)	$(5,040)	$199,135
Stock-based compensation	—	—	2,033	—	—	2,033
Exercise of stock options	95,771	—	197	—	—	197
Vesting of restricted stock awards including withholding, net	17,568	—	(170)	—	—	(170)
Issuance of common stock from Employee Stock Purchase Plan	16,450	—	113	—	—	113
Issuance of common stock in at-the-market offerings, net	335,485	—	2,990	—	—	2,990
Issuance of common stock upon exercise of warrants	1,760,854	—	—	—	—	—
Net loss	—	—	—	(19,430)	—	(19,430)
Balance at March 31, 2022	43,219,896	$4	$502,505	$(312,601)	$(5,040)	$184,868
Stock-based compensation	—	$—	$2,048	$—	$—	$2,048
Exercise of stock options	152,913	—	403	—	—	403
Vesting of restricted stock awards including withholding, net	(5,865)	—	(80)	—	—	(80)
Issuance of common stock in at-the-market offerings, net	2,157,717	1	21,346	—	—	21,347
Issuance of common stock related to contingent consideration liability	847,444	—	6,176	—	—	6,176
Unrealized (loss) gain on short-term investments	—	—	—	—	(120)	(120)
Net loss	—	—	—	(20,107)	—	(20,107)
Balance at June 30, 2022	46,372,105	$5	$532,398	$(332,708)	$(5,160)	$194,535
Stock-based compensation	—	$—	$2,128	$—	$—	$2,128
Exercise of stock options	76,161	—	268	—	—	268
Vesting of restricted stock awards including withholding, net	(7,744)	—	(140)	—	—	(140)
Issuance of common stock in at-the-market offerings, net	2,711,013	—	31,829	—	—	31,829
Issuance of common stock from Employee Stock Purchase Plan	9,945	—	68	—	—	68
Other increase	157	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	(143)	(143)
Net loss	—	—	—	(23,516)	—	(23,516)
Balance at September 30, 2022	49,161,637	$5	$566,551	$(356,224)	$(5,303)	$205,029

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2020	37,142,946	$4	$417,337	$(186,421)	$(5,044)	$225,876
Stock-based compensation	—	—	1,218	—	—	1,218
Vesting of restricted stock awards including withholding, net	(6,349)	—	(92)	—	—	(92)
Issuance of common stock from Employee Stock Purchase Plan	8,733	—	106	—	—	106
Retirement of common stock in exchange for common stock warrant	(1,000,000)	—	(7,540)	(9,660)	—	(17,200)
Issuance of common stock warrant in exchange for retirement of common stock	—	—	17,200	—	—	17,200
Issuance of common stock in at-the-market offerings, net	2,110,800	—	34,178	—	—	34,178
Issuance of common stock upon cashless exercise of warrants	1,050	—	10	—	—	10
Unrealized gain on short-term investments	—	—	—	—	5	5
Net loss	—	—	—	(14,864)	—	(14,864)
Balance at March 31, 2021	38,257,180	$4	$462,417	$(210,945)	$(5,039)	$246,437
Stock-based compensation	—	$—	$1,485	$—	$—	$1,485
Exercise of stock options	38,217	—	94	—	—	94
Vesting of restricted stock awards including withholding, net	(7,583)	—	(90)	—	—	(90)
Issuance of common stock in at-the-market offerings, net	1,405,710	—	18,178	—	—	18,178
Unrealized (loss) gain on short-term investments	—	—	—	—	1	1
Net loss	—	—	—	(24,827)	—	(24,827)
Balance at June 30, 2021	39,693,524	$4	$482,084	$(235,772)	$(5,038)	$241,278
Stock-based compensation	—	$—	$1,497	$—	$—	$1,497
Exercise of stock options	398	—	6	—	—	6
Vesting of restricted stock awards including withholding, net	(6,521)	—	(124)	—	—	(124)
Issuance of common stock from Employee Stock Purchase Plan	15,367	—	119	—	—	119
Unrealized loss on short-term investments	—	—	—	—	(2)	(2)
Net loss	—	—	—	(33,510)	—	(33,510)
Balance at September 30, 2021	39,702,768	$4	$483,582	$(269,282)	$(5,040)	$209,264

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(63,053)	$(73,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration liability	86	1,560
Impairment loss on construction-in-progress	—	8,070
Stock-based compensation expense	6,209	4,200
Depreciation and amortization	31	434
Unrealized (gains) losses on foreign currency exchange	(183)	297
Changes in operating assets and liabilities:
Accounts receivable	(204)	3,036
Prepaid expenses and other assets	3,204	(5,263)
Accounts payable	(615)	(606)
Accrued expenses and other liabilities	7,555	6,916
Income tax and R&D incentive receivables	1,690	(1,714)
Net cash used in operating activities	(45,280)	(56,271)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	—	82,406
Purchases of short-term investments	(74,292)	(7,592)
Purchases of property and equipment, net	(88)	(11,970)
Cash paid for internally developed patents	—	(190)
Net cash (used in) provided by investing activities	(74,380)	62,654
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	—	(118)
Proceeds from issuance of common stock in at-the-market offerings, net	56,166	52,356
Proceeds from issuance of common stock from Employee Stock Purchase Plan	181	225
Proceeds from exercises of stock options, net	477	100
Net cash provided by financing activities	56,824	52,563
Net (decrease) increase in cash and cash equivalents and restricted cash	(62,836)	58,946
Cash, cash equivalents and restricted cash at beginning of period	190,335	115,952
Cash, cash equivalents and restricted cash at end of period	$127,499	$174,898

SUPPLEMENTAL NON-CASH ACTIVITIES:
Common stock issued related to contingent consideration liability	$6,176	$—
Operating lease liability and right of use asset addition	$—	$72

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

The Company is focused on developing treatments for obesity and liver diseases. The Company’s pipeline includes next generation peptide therapeutics for obesity and non-alcoholic steatohepatitis (“NASH”) (for both, pemvidutide, formerly known as ALT-801), and for chronic hepatitis B (HepTcell). Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff and raising capital, and has financed its operations through the issuance of common and preferred stock, long-term debt and proceeds from research grants and government contracts. The Company has not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales.

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

2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2022, there have been no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC.

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

The Company considered the potential impact of the COVID-19 pandemic on the Company’s estimates and assumptions and determined that there was not a material impact to the Company’s unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2022. However, actual results could differ from those estimates and there may be changes to the Company’s estimates in future periods.

3. Fair Value Measurements

The Company’s assets measured at fair value on a recurring basis as of September 30, 2022 consisted of the following (in thousands):

	Fair Value Measurement at September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$123,921	$123,921	$—	$—
Short-term investments	74,362	—	74,362	—
Total	$198,283	$123,921	$74,362	$—

The Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 consisted of the following (in thousands):

	Fair Value Measurement at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$65,634	$65,634	$—	$—
Total	$65,634	$65,634	$—	$—
Liabilities:
Contingent consideration liability (see Note 6)	$6,090	$—	$—	$6,090
Total	$6,090	$—	$—	$6,090

As described in Note 6 the remaining milestone payment underlying the contingent consideration liability was fully settled in shares of the Company’s common stock. As of September 30, 2022, the Company had no contingent consideration liability.

Short-term investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data (Level 2). The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value.

Short-term investments had quoted prices as of September 30, 2022 as shown below (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Loss	Market Value
United States treasury securities	$17,784	$(112)	$17,672
Commercial paper and corporate debt securities	49,931	(124)	49,807
Asset backed securities	6,910	(27)	6,883
Total	$74,625	$(263)	$74,362

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. Assets recorded at fair value on a non-recurring basis, such as property and equipment and intangible assets are recognized at fair value when they are impaired. During the nine months ended September 30, 2022, the Company had no significant assets or liabilities that were measured at fair value on a non-recurring basis. During the year ended December 31, 2021, the Company recorded non-cash impairment charges to property and equipment, net on a non-recurring basis (see below).

Lonza Manufacturing Agreement

In March 2021, the Company expanded its manufacturing collaboration with Lonza Houston, Inc. (“Lonza”) for the manufacture of AdCOVID or other adenovirus-based vaccines. Under the expanded agreement, the Company had committed approximately $23.0 million to Lonza to procure long-lead equipment and construct a dedicated manufacturing suite for clinical and commercial production of adenovirus-based vaccines. In June 2021, the Company announced the discontinuation of further development of AdCOVID following the Company’s review of findings from its Phase 1 clinical trial. Construction continued at Lonza, and the Company assessed its strategic options with respect to the suite. This work was completed during the fourth quarter of 2021. The Company capitalized a total of $11.4 million as construction-in-progress (“CIP”) during the nine months ended September 30, 2021 under this expanded agreement.

In connection with the discontinuation of further development of AdCOVID, the Company recorded a non-cash impairment charge of $8.1 million in the unaudited consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2021 to write-down the CIP associated with the construction of the Lonza facility to its fair value of $3.3 million as of September 30, 2021. As of September 30, 2021, the fair value of the CIP related assets was primarily determined utilizing the cost approach, which reflected the replacement cost of the asset being appraised, adjusted for contractual restrictions on the assets, the probability of satisfying the contractual restrictions, physical deterioration, functional obsolescence and economic obsolescence. The fair value measurement was considered a Level 3 measurement within the valuation hierarchy.

Furthermore, the remaining $3.3 million CIP was fully charged to impairment during the three months ended December 31, 2021 upon termination of the agreement.

4. Operating Leases

The Company rents office and laboratory space in the United States which expires in April 2025. Rent expense under the Company’s operating leases was $0.1 million and $0.4 million during each of the three and nine months ended September 30, 2022 and 2021, respectively. Rent expense includes short-term leases and variable lease costs that are not included in the lease obligation.

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

The office space lease provides for increases in future minimum annual rental payments as defined in the lease agreement. The office space lease also includes an option to renew the lease as of the end of the term. The Company has determined that the lease renewal option is not reasonably certain of being exercised.

The cash paid for operating lease liabilities for each of the nine months ended September 30, 2022 and 2021 was $0.4 million.

Supplemental other information related to the operating leases balance sheet information is as follows (in thousands):

	September 30, 2022	December 31, 2021
Operating lease obligations (see Note 5 and 7)	$1,230	$1,535
Operating lease right-of-use assets (included in "Other assets" in Balance Sheet)	$649	$798
Weighted-average remaining lease term (years)	2.6	3.3
Weighted-average discount rate	7.2%	7.2%

5. Accrued Expenses

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued professional services	$624	$396
Accrued payroll and employee benefits	2,110	2,313
Accrued research and development	9,930	6,988
Lease obligation, current portion (see Note 4)	442	411
Income tax payable	1,169	—
Accrued interest and other	48	44
Total accrued expenses and other current liabilities	$14,323	$10,152

6. Contingent Consideration

The Company entered into an Agreement and Plan of Merger and Reorganization, dated July 8, 2019, by and among the Company, Springfield Merger Sub, Inc., Springfield Merger Sub, LLC, Spitfire Pharma, Inc. and David Collier, as the Stockholder Representative (the “Spitfire Merger Agreement”) to acquire all of the equity interests of Spitfire Pharma, Inc. (“Spitfire”). Spitfire was a privately held, preclinical pharmaceutical company developing a novel GLP-1/glucagon receptor dual agonist for the treatment of NASH.

The transaction closed on July 12, 2019. The Company issued 1,887,250 unregistered shares of its common stock as upfront consideration to certain former securityholders of Spitfire, representing an amount equal to $5.0 million less working capital and transaction expense adjustment amounts as defined in the agreement.

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

The Spitfire Merger Agreement also includes future contingent payments up to $88.0 million in cash and shares of the Company’s common stock as follows:

●	a one-time payment of $5.0 million (the “IND Milestone Consideration Amount”) within sixty days of the submission of an Investigational New Drug Application (“IND”) to the United States Food and Drug Administration (the “FDA”) or other applicable governmental authority in a foreign jurisdiction, which IND has not been rejected or placed on clinical hold by the FDA or such applicable foreign governmental authority within time specified in the Spitfire Merger Agreement;
●	a one-time payment of $3.0 million (the “Phase 2 Milestone Consideration Amount” and together with the IND Milestone Consideration Amount, the “Regulatory Milestones”) within sixty days of the initiation (first patient, first dosing) of a Phase 2 clinical trial of a product candidate anywhere in the world (a “Phase 2 Milestone Event”); and
●	payments of up to $80.0 million upon the achievement of specified worldwide net sales (the “Sales Milestones”) of all products developed using the technology acquired in the Amended and Restated License Agreement, dated July 12, 2019, by and between Mederis Diabetes, LLC and Spitfire, within ten years following the approval of a new drug application filed with the FDA.

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

On April 26, 2022, the Company dosed the first patient in the Phase 2 MOMENTUM trial of pemvidutide in obesity, which triggered the obligation to pay the Phase 2 Milestone Consideration Amount to the former owners. As a result, on June 10, 2022, the Company issued 847,444 shares of its common stock valued at $8.55 per share for the amount value of $7.2 million to the former Spitfire stockholders. From the last valuation date on March 31, 2022 through June 10, 2022, the date of issuance, the Company recognized an increase in the fair value of the Phase 2 Milestone Consideration Amount of $1.9 million to research and development expense and reclassified the balance in the contingent consideration liability to equity in the Company’s consolidated balance sheet. As of September 30, 2022, the Company had no contingent consideration liability.

Below is a summary of the contingent consideration activity (in thousands):

	Nine Months Ended September 30,
	2022	2021
Beginning balance	$6,090	$5,390
Change in fair value	86	1,560
Fair value of payments settled in common stock (Phase II Milestone)	(6,176)	—
Ending balance	$—	$6,950

7. Other Long-Term Liabilities

During the nine months ended September 30, 2022, the Company received a total of $3.4 million in cash for research and development (“R&D”) incentive credit that the Company earned during the fiscal years 2021 and 2020 through the participation in the Australian research and development incentive credit program administered through the Australian Tax Office. The Company recorded the receipt as long-term liability until there is reasonable assurance that the Company will comply with the conditions attached to the incentive credit. See Note 2. Summary of Significant Accounting Policies in the Company’s 2021 Annual Report on Form 10-K for accounting policies related to research and development incentive credits.

The Company’s other long-term liabilities are summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
Research and development incentive credit	$3,402	$—
Lease obligation, long-term portion (see Note 4)	788	1,124
Conditional economic incentive grants	250	250
Other	66	80
Total other long-term liabilities	$4,506	$1,454

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

The Company has assessed the Pre-Funded Warrants for appropriate equity or liability classification and determined that the Pre-Funded Warrants are freestanding instruments that do not meet the definition of a liability pursuant to ASC 480 and do not meet the definition of a derivative pursuant to FASB Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”). The Pre-Funded Warrants are indexed to the Company’s common stock and meet all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the Pre-Funded Warrants are classified as equity and are accounted for as a component of additional paid-in capital at the time of issuance. As of September 30, 2022, 760,870 of the Pre-Funded Warrants were exercised, leaving 869,566 remaining Pre-Funded Warrants unexercised.

At-the-Market Offerings

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “2021 Agreement”) with Piper Sandler & Co., Evercore Group L.L.C. and B. Riley Securities, Inc., serving as sales agents (the “Sales Agents”) with respect to an at-the-market offerings program under which the Company offered and sold shares of its common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $125.0 million (the “Shares”) through the Sales Agents (the “2021 Offering”). All the Shares offered and sold in the 2021 Offering were issued pursuant to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”) on December 31, 2020, which was declared effective on January 11, 2021 (“2021 Shelf”), the prospectus supplement relating to the 2021 Offering filed with the SEC on February 25, 2021 and any applicable additional prospectus supplements related to the 2021 Offering that form a part of the Registration Statement.

During the nine months ended September 30, 2022, the Company sold 5,204,415 shares of Common Stock under the 2021 Agreement resulting in approximately $56.2 million in proceeds, net of $1.9 million commission and other offering costs. As of September 30, 2022, the Company has sold 10,004,869 shares of Common Stock under the 2021 Agreement resulting in approximately $121.0 million in proceeds, net of $4.0 million commission and other offering costs, As of September 30, 2022, there were no remaining shares available for issuance under the 2021 Agreement. The Company recorded approximately $0.3 million of other offering costs which offset the proceeds received from the shares sold through September 30, 2022.

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

9. Warrants

A summary of warrant activity during the nine months ended September 30, 2022 is as follows:

			Weighted-Average
		Weighted	Remaining
	Number of	Average	Contractual Term
	Warrants	Exercise Price	(Years)
Warrants outstanding, December 31, 2021	2,776,191
Expired	(155)
Exercises (see Note 8)	(1,760,870)
Warrants outstanding, September 30, 2022	1,015,166	$0.66	1.2

The warrants outstanding as of September 30, 2022 included 869,566 Pre-Funded Warrants with an exercise price of $0.0001 per-share and no expiration date.

10. Stock-Based Compensation

Stock Options

The Company’s stock option awards generally vest over four years and typically have a contractual life of ten years. As of September 30, 2022, there was $13.7 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.6 years. During the nine months ended September 30, 2022, the Company granted 1,433,427 stock options with a weighted average exercise price of $8.39 and per share weighted average grant date fair value of $6.97.

Information related to stock options outstanding as of September 30, 2022 is as follows (in thousands, except share and per share data):

			Weighted-Average
		Weighted-	Remaining
	Number of	Average	Contractual Term	Aggregate Intrinsic
	Stock Options	Exercise Price	(Years)	Value
Outstanding	3,528,473	$9.09	5.9	$16,975
Exercisable	1,382,587	$8.75	5.8	$7,824
Unvested	2,145,886	$9.31	6.0	$9,151

Restricted Stock

As of September 30, 2022, the Company had unvested restricted stock of 13,454 shares with total unrecognized compensation expense of $47,000, which the Company expects to recognize over a weighted average period of approximately 0.2 years. During the nine months ended September 30, 2022, the Company issued 34,132 of unrestricted common stock as a result of the vesting of 60,546 restricted stock net of 26,414 shares of common stock withheld to satisfy tax withholding obligations.

Restricted Stock Units (RSUs)

During the nine months ended September 30, 2022, the Company granted 285,000 shares of RSUs with a weighted average grant date fair value of $7.11 which vest over four years. As of September 30, 2022, the Company had unvested RSUs of 470,275 shares with total unrecognized compensation expense of $3.4 million, which the Company expects to recognize over a weighted average period of approximately 3.1 years. During the nine months ended September 30, 2022, the Company issued 30,373 shares of unrestricted common stock as a result of the vesting of 46,653 RSUs net of 16,280 shares of common stock withheld to satisfy tax withholding obligations.

2019 Employee Stock Purchase Plan (ESPP)

Under the ESPP, employees purchased 26,395 shares for $0.2 million during the nine months ended September 30, 2022. During the three and nine months ended September 30, 2022, the Company recognized compensation expense of $0.1 million and $0.2 million respectively. During the three and nine months ended September 30, 2021, the Company recognized compensation expense of $29,000 and $0.3 million, respectively.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the unaudited consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021 as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$743	$449	$2,024	$1,211
General and administrative	1,385	1,048	4,185	2,989
Total	$2,128	$1,497	$6,209	$4,200

11. U.S. Government Contracts and Grants

In June 2020, the Company was awarded $4.7 million from the U.S. Army Medical Research & Development Command (“USAMRDC”) to fund its Phase 1/2 clinical trial of T-COVID. The competitive award was granted by USAMRDC in collaboration with the Medical Technology Enterprise Consortium (“MTEC”), a 501(c)(3) biomedical technology consortium working in partnership with the Department of Defense (“DoD”). Under the contract, MTEC paid the Company a firm fixed fee based upon the achievement of certain milestones for conduct and completion of a Phase 1/2 study and research and development work on the replication-deficient adenovirus 5 (“RD-Ad5”) vector vaccine platform. For the nine months ended September 30, 2021, the Company recognized approximately $0.5 million of grant revenue under the contract, which completed the full recognition of this award. No revenue was recognized for this contract for the three and nine months ended September 30, 2022.

In July 2016, the Company signed a five-year contract with Biomedical Advanced Research and Development Authority (“BARDA”). The contract, as amended, had a total value of up to $136.8 million to be used to fund clinical development of NasoShield. Under the contract, BARDA paid the Company a fixed fee and reimbursed certain costs for the research and development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine through cGMP manufacture and conduct of a Phase 1 clinical trial dose ranging assessment of safety and immunogenicity. The contract consisted of an initial base performance period providing approximately $30.9 million in funding for the period July 2016 through December 2021. BARDA had seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical studies. Each option, if exercised by BARDA, would have provided additional funding ranging from approximately $1.1 million to $34.4 million for a three-year period beginning in 2021. For the three and nine months ended September 30, 2021, the Company recognized approximately $0.1 million and $0.4 million, respectively, of grant revenue under the BARDA contract. For the three and nine months ended September 30, 2022, the Company has recognized de minimis grant revenue related to the close-out of the BARDA contract. BARDA did not extend the contract beyond the end of December 2021.

12. Income Taxes

During the three and nine months ended September 30, 2022, the Company recorded a total of $0.2 million income tax benefit related to interest received and receivable on income tax refunds. Other than the tax benefit related to interest, the Company did not record an income tax benefit in the three and nine months ended September 30, 2022 and 2021 due to a full valuation allowance.

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

Potential common shares issuable upon conversion, vesting or exercise of unvested restricted stock, restricted stock units, common stock warrants and stock options that are excluded from the computation of diluted weighted-average shares outstanding, as they are anti-dilutive, are as follows:

	For the Three and Nine Months Ended
	September 30,
	2022	2021
Common stock warrants	145,600	145,755
Common stock options	3,542,534	2,626,482
Restricted stock units	470,275	207,529
Restricted stock	13,454	94,181

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

Overview

Altimmune, Inc. is a clinical stage biopharmaceutical company focused on developing treatments for obesity and liver diseases. Our lead product candidate, pemvidutide (formerly known as ALT-801), is a GLP-1/glucagon receptor dual agonist that is being developed for the treatment of obesity and non-alcoholic steatohepatitis (“NASH”). In addition, we are developing HepTcell, an immunotherapeutic agent designed to achieve a functional cure for chronic hepatitis B.

Impact of COVID-19

We are closely monitoring how the spread of COVID-19, including any resurgences or the emergence of new variants, is affecting our employees, business, preclinical studies and clinical trials. We have reopened our executive office to allow employees to return to the office based on an approach that is intended to comply with federal and state guidelines, with a focus on employee safety and optimal work environment. We are continuing our regular interactions with the FDA and other regulatory agencies and, based on current information, we do not anticipate COVID-19 to materially affect our regulatory timelines for our ongoing clinical trials. Furthermore, as a government contractor, we are subject to the federal government vaccination mandate, which requires federal contractor employees, except in certain limited circumstances, to be vaccinated against COVID-19 by December 8, 2021. While the vaccination mandate remains subject to the interpretation of various government agencies and other entities, and questions remain regarding the specific application of the vaccination mandate, we are continuing to develop and implement health, safety, employment and operational protocols in order to timely comply with the vaccination mandate. As of and for the nine months ended September 30, 2022, the vaccination mandate has not had a material impact on our employees or operations.

Although operations have not been materially affected by the COVID-19 pandemic as of and for the three and nine months ended September 30, 2022, at this time, however, disruptions caused by the COVID-19 pandemic may result in difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing trials and the incurrence of unforeseen costs as a result of disruptions in clinical supply or preclinical study or clinical trial delays. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. In addition, a recurrence of COVID-19 cases, or variants thereof, could cause other widespread or more severe impacts depending on where infection rates are highest. We continue to monitor developments as we deal with the disruptions and uncertainties relating to the COVID-19 pandemic. See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

U.S. Government Contracts and Grants

In June 2020, we were awarded $4.7 million from the U.S. Army Medical Research & Development Command (“USAMRDC”) to fund our Phase 1/2 clinical trial of T-COVID. The competitive award was granted by USAMRDC in collaboration with the Medical Technology Enterprise Consortium (“MTEC”), a 501(c)(3) biomedical technology consortium working in partnership with the Department of Defense (“DoD”). Under the contract, MTEC paid us a firm fixed fee based upon the achievement of certain milestones for conduct and completion of a Phase 1/2 study and research and development work on the replication-deficient adenovirus 5 (“RD-Ad5”) vector vaccine platform. For the nine months ended September 30, 2021, we recognized approximately $0.5 million of grant revenue under the contract, which completed the full recognition of this award. No revenue was recognized for this contract for the three and nine months ended September 30, 2022.

In July 2016, we signed a five-year contract with Biomedical Advanced Research and Development Authority (“BARDA”). The contract, as amended, had a total value of up to $136.8 million to be used to fund clinical development of NasoShield. Under the contract, BARDA paid us a fixed fee and reimbursed certain costs for the research and development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine through cGMP manufacture and conduct of a Phase 1 clinical trial dose ranging assessment of safety and immunogenicity. The contract consisted of an initial base performance period providing approximately $30.9 million in funding for the period July 2016 through December 2021. BARDA had seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical trials. Each option, if exercised by BARDA, would have provided additional funding ranging from approximately $1.1 million to $34.4 million for a three-year period beginning in 2021. For the three and nine months ended September 30, 2021, we recognized approximately $0.1 million and $0.4 million, respectively, of grant revenue under the BARDA contract. For the three and nine months ended September 30, 2022, we have recognized de minimis grant revenue related to the close-out of the BARDA contract. BARDA did not extend the contract beyond the end of December 2021.

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021:

	For the Three Months Ended
	September 30,
(in thousands)	2022	2021	Increase (Decrease)
Revenue	$2	$158	$(156)	(99)%
Operating expenses:
Research and development	20,262	29,206	(8,944)	(31)%
General and administrative	4,492	4,156	336	8%
Total operating expenses	24,754	33,362	(8,608)	(26)%
Loss from operations	(24,752)	(33,204)	8,452	25%
Other income (expense):
Interest expense	(64)	(33)	(31)	(94)%
Interest income	1,053	13	1,040	8,000%
Other income (expense), net	50	(286)	336	(117)%
Total other income (expense), net	1,039	(306)	1,345	(440)%
Net loss before income taxes	(23,713)	(33,510)	9,797	29%
Income tax benefit	197	—	197
Net loss	$(23,516)	$(33,510)	$9,994	30%

Comparison of the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended
	September 30,
(in thousands)	2022	2021	Increase (Decrease)
Revenue	$42	$1,133	$(1,091)	(96)%
Operating expenses:
Research and development	51,359	54,356	(2,997)	(6)%
General and administrative	13,329	11,636	1,693	15%
Impairment loss on construction-in-progress	—	8,070	(8,070)	100%
Total operating expenses	64,688	74,062	(9,374)	(13)%
Loss from operations	(64,646)	(72,929)	8,283	11%
Other income (expense):
Interest expense	(191)	(67)	(124)	(185)%
Interest income	1,402	88	1,314	1,493%
Other income (expense), net	185	(293)	478	163%
Total other income (expense), net	1,396	(272)	1,668	613%
Net loss before income taxes	(63,250)	(73,201)	9,951	14%
Income tax benefit	197	—	197
Net loss	$(63,053)	$(73,201)	$10,148	14%

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

Revenue decreased by $0.2 million, or 99% for the three months ended September 30, 2022 and $1.1 million, or 96%, for the nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021. The decrease was primarily the result of the discontinuation of development work on both T-COVID and NasoShield programs as described above.

Research and development expenses

Research and development expense decreased by $8.9 million, or 31%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The decrease was primarily the result of:

●	a decrease of $17.9 million due primarily to development activities for our COVID-19 programs, which included AdCOVID and T-COVID (which were discontinued in 2021);
●	a decrease of $1.7 million due to change in the fair value of contingent consideration liability with respect to the acquisition of pemvidutide, which was fully paid on June 10, 2022;
●	an increase of $9.1 million due to the development activities for pemvidutide primarily due to the ongoing NAFLD trials and the MOMENTUM Phase 2 trial in obesity;
●	an increase of $0.2 million due to development activities for HepTcell; and
●	a net increase of $1.4 million due primarily to costs associated with non-project specific research and development costs including employee compensation and facility costs.

Research and development expense decreased by $3.0 million, or 6%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The decrease was primarily the result of:

●	a decrease of $32.1 million due primarily to development activities for our COVID-19 programs, which included AdCOVID and T-COVID (which were discontinued in 2021);

●	a decrease of $1.5 million due to change in the fair value of contingent consideration liability with respect to the acquisition of pemvidutide, which was fully paid on June 10, 2022;
●	an increase of $25.2 million due to the development activities for pemvidutide primarily due to the ongoing NAFLD trials and initiation of the MOMENTUM Phase 2 trial in obesity;
●	an increase of $2.9 million due to development activities for HepTcell; and
●	a net increase of $2.5 million due primarily to costs associated with non-project specific research and development costs including employee compensation and facility costs.

General and administrative expenses

General and administrative expense increased by $0.3 million, or 8% for the three months ended September 30, 2022, as compared to the three months ended September 30, 2022, primarily due to increase in stock compensation expense. For the nine months ended September 30, 2022, general and administrative expense increased by $1.7 million, or 15%, as compared to the nine months ended September 30, 2021, due primarily to a $1.2 million increase in stock compensation and other labor related costs and $0.4 million increase in professional fees.

Impairment loss on construction-in-progress

Impairment loss on construction-in-progress of $8.1 million reported during the nine months ended September 30, 2021 represents non-cash impairment charges recorded for assets that were previously capitalized in connection with the construction of the Lonza facility and subsequent discontinuation of AdCOVID. There were no such impairment charges reported during the nine months ended September 30, 2022.

Total other income (expense), net

Total other income (expense), net increased by $1.3 million and $1.7 million for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, respectively, primarily due to increase in interest income earned on our cash equivalents and short-term investments.

Income tax benefit

Income tax benefit of $0.2 million related to interest received and receivable on income tax refunds was recorded during the three and nine months ended September 30, 2022. Other than the income tax benefit related to interest, we did not record an income tax benefit in the three and nine months ended September 30, 2022 and 2021 due to a full valuation allowance.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the nine months ended September 30, 2022 were from equity transactions. Our cash, cash equivalents, restricted cash and short-term investments were $201.9 million as of September 30, 2022. We believe, based on the operating cash requirements and capital expenditures expected for 2022 and 2023, our cash on hand as of September 30, 2022, together with expected cash receipts from our income tax refunds and R&D incentives, are sufficient to fund operations for at least a twelve-month period from the issuance date of our September 30, 2022 consolidated financial statements.

We have not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales. Our sources of revenue have consisted of grant revenues under our arrangements with BARDA for the development of NasoShield, MTEC for a clinical trial and development work on T-COVID, and to a lesser degree from other licensing arrangements. We have incurred significant losses since we commenced operations. As of September 30, 2022, we had an accumulated deficit of $356.2 million. In addition, we have not generated positive cash flows from operations. We have had to rely on a variety of financing sources, including the issuance of debt and equity securities. As capital resources are consumed to fund our research and development activities, we may require additional capital beyond our currently anticipated amounts. In order to address our capital needs, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

On December 31, 2020, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on January 11, 2021. This shelf registration statement covered the offering, issuance and sale by us of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants, rights and units (the “2021 Shelf”). As of September 30, 2022, approximately $125.0 million remained available to be sold under the 2021 Shelf.

In June 2020, we were awarded $4.7 million from the U.S. Army Medical Research & Development Command (“USAMRDC”) to fund our Phase 1/2 clinical trial of T-COVID. The competitive award was granted by USAMRDC in collaboration with the Medical Technology Enterprise Consortium (“MTEC”), a 501(c)(3) biomedical technology consortium working in partnership with the Department of Defense (“DoD”). Under the contract, MTEC paid us a firm fixed fee based upon the achievement of certain milestones for conduct and completion of a Phase 1/2 study and research and development work on the replication-deficient adenovirus 5 (“RD-Ad5”) vector vaccine platform. Through September 30, 2022, we have collected approximately $4.7 million in cash under the contract, which completed the full recognition of this award.

In July 2016, we signed a five-year contract with BARDA. The contract, as amended, had a total value of up to $136.8 million to be used to fund clinical development of NasoShield. Under the contract, BARDA paid us a fixed fee and reimbursed certain costs for the research and development of an Ad5-vectored, protective antigen-based intranasal anthrax vaccine through cGMP manufacture and conduct of a Phase 1 clinical trial dose ranging assessment of safety and immunogenicity. The contract consisted of an initial base performance period providing approximately $30.9 million in funding for the period July 2016 through December 2021. BARDA had seven options to extend the contract to fund certain continued development and manufacturing activities for the anthrax vaccine, including Phase 2 clinical trials. Each option, if exercised by BARDA, would have provided additional funding ranging from approximately $1.1 million to $34.4 million for a three-year period beginning in 2021. Through September 30, 2022, we have collected approximately $29.3 million in cash under the BARDA contract. BARDA did not extend the contract beyond the end of December 2021.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(45,280)	$(56,271)
Investing activities	(74,380)	62,654
Financing activities	56,824	52,563
Net (decrease) increase in cash and cash equivalents and restricted cash	$(62,836)	$58,946

Operating Activities

Net cash used in operating activities was $45.3 million for the nine months ended September 30, 2022 compared to $56.3 million during the nine months ended September 30, 2021. The primary uses of cash from our operating activities include payments for labor and labor-related costs, professional fees, research and development costs associated with our clinical trials and other general corporate expenditures. The decrease in cash used in operations of $11.0 million year over year is due to changes in working capital accounts of $9.3 million and a decrease in net loss as adjusted for non-cash items of $1.7 million.

Investing Activities

Net cash used in investing activities was $74.4 million for the nine months ended September 30, 2022 compared to $62.7 million net cash provided during the nine months ended September 30, 2021. The net cash used in investing activities during the nine months ended September 30, 2022 was primarily due to purchase of short-term investments. The net cash provided by investing activities during the nine months ended September 30, 2021 was primarily due to $74.8 million net proceeds from short-term investment activity, partially offset by a $12.0 million purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2022 was $56.8 million compared to $52.6 million for the nine months ended September 30, 2021. The net cash provided by financing activities during the nine months ended September 30, 2022 was primarily the result of the receipt of $56.2 million in net proceeds from the issuance of common stock from our at-the-market offerings program and $0.5 million in net proceeds from exercise of stock options. The net cash provided by financing activities during the nine months ended September 30, 2021 was primarily the result of the receipt of $52.4 million in net proceeds from the issuance of common stock from our at-the-market offerings program.

Financing

Public Offering

On July 16, 2020, we offered and sold (i) 3,369,564 shares of our common stock, at a price to the public of $23.00 per share, and (ii) pre-funded warrants to purchase 1,630,436 shares of our common stock at an exercise price equal to $0.0001 per share (the “Pre-Funded Warrants”), at a price to the public of $22.9999 per share of common stock underlying the Pre-Funded Warrants (equal to the public offering price per share of Common Stock, minus the exercise price of each Pre-Funded Warrant). The Pre-Funded Warrants are exercisable at any time, provided that each Pre-Funded Warrant holder will be prohibited from exercising such Pre-Funded Warrants into shares of our common stock if, as a result of such exercise, the holder, together with its affiliates, would own more than 4.99% of the total number of shares of our common stock then issued and outstanding, which percentage may change at the holders’ election to any other number less than or equal to 19.99% upon 61 days’ notice to us. The gross proceeds of this offering were approximately $132.2 million, which includes the exercise in full of the underwriters’ option to purchase an additional 750,000 shares of common stock, before deducting underwriting discounts and commissions and offering expenses during the third quarter of 2020. The net proceeds of this offering were approximately $124.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. As of September 30, 2022, 760,870 of the Pre-Funded Warrants were exercised, leaving 869,566 remaining Pre-Funded Warrants unexercised.

At-the-Market Offerings

On February 25, 2021, we entered into an Equity Distribution Agreement (the “2021 Agreement”) with Piper Sandler & Co., Evercore Group L.L.C. and B. Riley Securities, Inc., serving as sales agents (the “Sales Agents”) with respect to an at-the-market offerings program under which we offered and sold shares of our common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $125.0 million through the Sales Agents from the 2021 Shelf.

During the nine months ended September 30, 2022, we sold 5,204,415 shares of Common Stock under the 2021 Agreement resulting in approximately $56.2 million in net proceeds. As of September 30, 2022, we sold 10,004,869 shares of Common Stock under the 2021 Agreement resulting in approximately $121.0 million in net proceeds. As of September 30, 2022, there were no remaining shares available for issuance under the 2021 Agreement.

Current Resources

We have financed our operations to date principally through our equity offerings and proceeds from issuances of our preferred stock, common stock and warrants. As of September 30, 2022, we had $127.5 million of cash, cash equivalents and restricted cash and $74.4 million of short-term investments. Accordingly, management believes that we have sufficient capital to fund our plan of operations for at least a twelve-month period from the issuance date of our September 30, 2022 financial statements. However, in order to address our capital needs in the long-term, including potential future clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ALTIMMUNE, INC.

Dated: November 10, 2022	By:	/s/ Vipin K. Garg
	Name:	Vipin K. Garg
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2022	By:	/s/ Richard Eisenstadt
	Name:	Richard Eisenstadt
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)