Form 10-Q
period 2023-03-31
Altimmune, Inc.
filed 2023-05-11
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 5, 2023 there were 49,292,189 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

ALTIMMUNE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALTIMMUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,690	$111,097
Restricted cash	34	34
Total cash, cash equivalents and restricted cash	104,724	111,131
Short-term investments	61,039	73,783
Accounts receivable	252	173
Income tax and R&D incentive receivables	3,118	2,368
Prepaid expenses and other current assets	3,978	5,358
Total current assets	173,111	192,813
Property and equipment, net	1,007	1,081
Indefinite-lived intangible asset	12,419	12,419
Other assets	546	615
Total assets	$187,083	$206,928
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,238	$4,804
Accrued expenses and other current liabilities	9,713	12,250
Total current liabilities	14,951	17,054
Other long-term liabilities	4,400	4,581
Total liabilities	19,351	21,635
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 49,286,710 and 49,199,845 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	570,786	568,399
Accumulated deficit	(397,958)	(377,884)
Accumulated other comprehensive loss, net	(5,101)	(5,227)
Total stockholders’ equity	167,732	185,293
Total liabilities and stockholders’ equity	$187,083	$206,928

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per-share)

	Three Months Ended
	March 31,
	2023	2022
Revenues	$21	$32
Operating expenses:
Research and development	17,249	15,104
General and administrative	4,531	4,427
Total operating expenses	21,780	19,531
Loss from operations	(21,759)	(19,499)
Other income (expense):
Interest expense	(2)	(62)
Interest income	1,668	21
Other income (expense), net	19	110
Total other income (expense), net	1,685	69
Net loss	(20,074)	(19,430)
Other comprehensive income — unrealized gain on short-term investments	126	—
Comprehensive loss	$(19,948)	$(19,430)
Net loss per share, basic and diluted	$(0.40)	$(0.44)
Weighted-average common shares outstanding, basic and diluted	50,125,685	43,969,481

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2022	49,199,845	$5	$568,399	$(377,884)	$(5,227)	$185,293
Stock-based compensation	—	—	2,675	—	—	2,675
Exercise of stock options	19,303	—	61	—	—	61
Vesting of restricted stock awards including withholding, net	54,347	—	(484)	—	—	(484)
Issuance of common stock from Employee Stock Purchase Plan	13,215	—	135	—	—	135
Unrealized loss on short-term investments	—	—	—	—	126	126
Net loss	—	—	—	(20,074)	—	(20,074)
Balance at March 31, 2023	49,286,710	$5	$570,786	$(397,958)	$(5,101)	$167,732

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

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,074)	$(19,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration liability	—	(1,780)
Stock-based compensation expense	2,675	2,033
Depreciation and amortization	(356)	119
Loss on foreign currency exchange	(18)	(110)
Changes in operating assets and liabilities:
Accounts receivable	(80)	236
Prepaid expenses and other assets	1,589	3,046
Accounts payable	434	171
Accrued expenses and other liabilities	(2,827)	2,659
Income tax and R&D incentive receivables	(750)	(470)
Net cash used in operating activities	(19,407)	(13,526)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	34,565	—
Purchases of short-term investments	(21,212)	—
Purchases of property and equipment, net	(51)	(9)
Net cash provided by (used in) investing activities	13,302	(9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	(13)	(119)
Proceeds from issuance of common stock in at-the-market offerings, net	—	2,990
Proceeds from issuance of common stock from Employee Stock Purchase Plan	135	113
(Payments for) proceeds from share-based compensation, net	(424)	197
Net cash (used in) provided by financing activities	(302)	3,181
Net decrease in cash and cash equivalents and restricted cash	(6,407)	(10,354)
Cash, cash equivalents and restricted cash at beginning of period	111,131	190,335
Cash, cash equivalents and restricted cash at end of period	$104,724	$179,981

SUPPLEMENTAL NON-CASH ACTIVITIES:
Deferred offering costs in accrued expenses and other current liabilities	$182	$—

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

The Company is focused on developing treatments for obesity and liver diseases. The Company’s pipeline includes next generation peptide therapeutics for obesity and non-alcoholic steatohepatitis (“NASH”) (for both, pemvidutide, formerly known as ALT-801), and for chronic hepatitis B (“HepTcellTM”). Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff and raising capital, and has financed its operations through the issuance of common and preferred stock, long-term debt and proceeds from research grants and government contracts. The Company has not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales.

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 included in the Annual Report on Form 10-K which was filed with the SEC on February 28, 2023. In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on the same basis as the audited consolidated financial statements, and these consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2023 or any future years or periods.

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

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2023, there have been no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC, except for the recently adopted accounting standard for ASU No. 2016-13 as disclosed below.

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, the valuation of share-based awards, income taxes, and accruals for research and development activities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. However, actual results could differ from those estimates and there may be changes to the Company’s estimates in future periods.

Short-term Investments

The Company’s short-term investments are comprised of U.S. Treasuries, corporate debt securities and certificates of deposit that have original maturities less than or equal to one year and are classified as available-for-sale (“AFS”) securities. Such securities are carried at estimated fair value, net of allowance for credit loss determined based on the Current Expected Credit Loss. Any unrealized holding gains or losses are reported as accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. In the event that the AFS security's fair value is below the amortized cost and (i) the Company intends to sell the AFS security and (ii) the AFS security is required to be sold before recovery of the loss, the AFS security's amortized cost base will be written down to its fair value and the loss will be recognized in the income statement. If the Company intends not to sell the AFS security and the AFS security is not required to be sold before recovery of the loss, the Company evaluates whether a portion of the unrealized loss is a result of credit loss. The portion of unrealized loss related to credit loss will be recorded as allowance for credit loss in the balance sheet with the corresponding credit loss in the income statement and the portion of unrealized loss not related to credit loss will be recognized in other comprehensive income (“OCI”). Dividend and interest income are recognized in other income when earned. The cost of securities sold is calculated using the specific identification method. The Company places all investments with government agencies, or corporate institutions whose debt is rated as investment grade. As of March 31, 2023, none of the unrealized losses on our short-term investments are a result of credit loss, and therefore, the unrealized losses were recognized in OCI.

Income Taxes

Due to a full valuation allowance, the Company did not record an income tax expense (benefit) for either of the three months ended March 31, 2023 or 2022. The Company calculates its quarterly income tax provision based on an estimated, annual effective tax rates applied to ordinary income (or loss) and other known items computed and recognized as they occur. The Company’s total provision is based on the United States statutory rate, increased by state and foreign taxes and reduced by a full valuation allowance on the Company’s deferred tax assets.

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”). ASU No. 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected and any unrealized loss relating to available-for-sale debt securities to be recorded through an allowance for credit losses. The Company adopted this new accounting standard on January 1, 2023 using a modified retrospective method. Adoption of this update did not have a material impact on the Company’s financial statements and related disclosures.

3. Fair Value Measurements

The Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 consisted of the following (in thousands):

	Fair Value Measurement at March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$100,611	$100,611	$—	$—
Short-term investments	61,039	—	61,039	—
Total	$161,650	$100,611	$61,039	$—

The Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 consisted of the following (in thousands):

	Fair Value Measurement at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$105,794	$105,794	$—	$—
Short-term investments	73,783	—	73,783	—
Total	$179,577	$105,794	$73,783	$—

Short-term investments have been initially valued at the transaction price and subsequently valued at the end of each reporting period utilizing third party pricing services or other market observable data (Level 2). The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value.

Short-term investments with quoted prices as of March 31, 2023 as shown below (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized (Loss) Gain	Credit loss	Market Value
United States treasury securities	$15,718	$(15)	$—	$15,703
Commercial paper and corporate debt securities	37,982	(27)	—	37,955
Asset backed securities	5,448	(20)	—	5,428
Agency debt securities	1,952	1	—	1,953
Total	$61,100	$(61)	$—	$61,039

Short-term investments with quoted prices as of December 31, 2022 as shown below (in thousand):

	December 31, 2022
	Amortized Cost	Unrealized (Loss) Gain	Credit Loss	Market Value
United States treasury securities	$15,868	$(86)	$—	$15,782
Commercial paper and corporate debt securities	50,747	(71)	—	50,676
Asset backed securities	5,427	(35)	—	5,392
Agency debt securities	1,928	5	—	1,933
Total	$73,970	$(187)	$—	$73,783

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. Assets recorded at fair value on a non-recurring basis, such as property and equipment and intangible assets are recognized at fair value when they are impaired. During the three months ended March 31, 2023 and year ended December 31, 2022, the Company had no significant assets or liabilities that were measured at fair value on a non-recurring basis.

4. Operating Leases

The Company’s operating leases consist of leases for office and laboratory space in the United States, which expire in April 2025. Rent expense during the three months ended March 31, 2023 and 2022 under all of the Company’s operating leases was $0.2 million and $0.1 million, respectively. Rent expense includes short-term leases and variable lease costs that are not included in the lease obligation.

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

The cash paid for operating lease liabilities for each of the three months ended March 31, 2023 and 2022 was $0.1 million.

Supplemental other information related to the operating leases balance sheet information is as follows (in thousands):

	March 31, 2023	December 31, 2022
Operating lease obligations (see Note 5 and 7)	$1,015	$1,124
Operating lease right-of-use assets (included in "Other assets" in Balance Sheet)	$541	$596
Weighted-average remaining lease term (years)	2.1	2.3
Weighted-average discount rate	7.2%	7.2%

5. Accrued Expenses

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued professional services	$299	$276
Accrued payroll and employee benefits	1,000	2,955
Accrued research and development	6,715	7,295
Lease obligation, current portion (see Note 4)	463	452
Excess tax refund payable	1,169	1,169
Accrued interest and other	67	103
Total accrued expenses and other current liabilities	$9,713	$12,250

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

The Spitfire Merger Agreement also includes future contingent payments up to $88.0 million payable in either cash or shares of the Company’s common stock as follows:

●	a one-time payment of $5.0 million (the “IND Milestone Consideration Amount”) within sixty days of the submission of an Investigational New Drug Application (“IND”) to the United States Food and Drug Administration (the “FDA”) or other applicable governmental authority in a foreign jurisdiction, which IND has not been rejected or placed on clinical hold by the FDA or such applicable foreign governmental authority within time specified in the Spitfire Merger Agreement. In November 2020, the Company issued 1,694,906 shares of its common stock to fully satisfy the obligations under the IND Milestone.

●	a one-time payment of $3.0 million (the “Phase 2 Milestone Consideration Amount” and together with the IND Milestone Consideration Amount, the “Regulatory Milestones”) within sixty days of the initiation (first patient, first dosing) of the first Phase 2 clinical trial of a product candidate anywhere in the world. In June 2022 the Company issued 847,444 shares of its common stock to fully satisfy the obligations under the Phase 2 Milestone.
●	payments of up to $80.0 million upon the achievement of specified worldwide net sales (the “Sales Milestones”) of all products developed using the technology acquired in the License Agreement within ten years following the approval of a new drug application filed with the FDA.

The contingent payments related to the Sales Milestones are predominately cash-based payments accounted for under FASB Accounting Standards Codification Topic 450, Contingencies. Accordingly, the Company will recognize the Sales Milestones when the contingency is probable and the amount can be reasonably estimated.

During the three months ended March 31, 2022, the Company recognized $1.8 million gain from change in fair value of contingent consideration liability. Any changes in fair value have been recorded within research and development expense during the respective periods presented. As described above, the Company fully satisfied the contingent consideration liability in June 2022. As of March 31, 2023 and December 31, 2022, the Company had no contingent consideration liability.

7. Other Long-Term Liabilities

The Company’s other long-term liabilities are summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
Research and development incentive credit	$3,542	$3,599
Lease obligation, long-term portion (see Note 4)	552	672
Conditional economic incentive grants	250	250
Other	56	60
Total other long-term liabilities	$4,400	$4,581

8. Common Stock

The Amended and Restated Certificate of Incorporation, as amended (“Charter”), authorizes the Company to issue 200,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2023, the Company had 49,286,710 shares of common stock issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

The Charter also authorizes the Company to issue 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2023, the Company had no shares of preferred stock issued and outstanding.

At-the-Market Offerings

On February 28, 2023, the Company entered into an Equity Distribution Agreement (the “2023 Agreement”) with Evercore Group L.L.C., JMP Securities LLC and B. Riley Securities, Inc., serving as sales agents (the “Sales Agents”) with respect to an at-the-market offerings program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $150.0 million (the “Shares”) through the Sales Agents (the “2023 Offering”). All Shares offered and sold in the 2023 Offering will be issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on February 28, 2023, which was declared effective immediately, the prospectus supplement relating to the 2023 Offering filed with the SEC on February 28, 2023 and any applicable additional prospectus supplements related to the 2023 Offering that form a part of the Registration Statement. The Company capitalized approximately $0.2 million of other offering costs which will offset the proceeds received from the shares sold under the 2023 Agreement. No shares were sold under the 2023 Agreement during the three months ended March 31, 2023, and as of March 31, 2023, $150.0 million remained available to be sold under the 2023 Agreement. As of March 31, 2023, there was $0.2 million deferred offering costs included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “2021 Agreement”) with Piper Sandler & Co., Evercore Group L.L.C. and B. Riley Securities, Inc., serving as sales agents (the “2021 Sales Agents”) with respect to an at-the-market offerings program under which the Company offered and sold shares of its common stock, having an aggregate offering price of up to $125.0 million (the “2021 Shares”) through the 2021 Sales Agents (the “2021 Offering”). All 2021 Shares offered and sold in the 2021 Offering were issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on December 31, 2020, which was declared effective on January 11, 2021, the prospectus supplement relating to the 2021 Offering filed with the SEC on February 25, 2021 and any applicable additional prospectus supplements related to the 2021 Offering that form a part of the Registration Statement. Under the 2021 Agreement, the Company sold 10,004,869 shares of common stock resulting in approximately $121.0 million in proceeds, net of $4.0 million commission and other offering costs. As of March 31, 2023, there were no remaining shares available under the 2021 Agreement.

Exchange Agreement

On February 25, 2021, the Company entered into an exchange agreement (the “Exchange Agreement”) with an Investor and its affiliates (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 1,000,000 shares of common stock, owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Exchange Warrants), with an exercise price of $0.0001 per share. On January 24, 2022, the Exchange Warrants to purchase 1,000,000 shares were net exercised, resulting in the issuance of 999,984 shares of common stock, and no Exchange Warrants remain outstanding.

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

The Company has assessed the Pre-Funded Warrants for appropriate equity or liability classification and determined that the Pre-Funded Warrants are freestanding instruments that do not meet the definition of a liability pursuant to ASC 480 and do not meet the definition of a derivative pursuant to FASB Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”). The Pre-Funded Warrants are indexed to the Company’s common stock and meet all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the Pre-Funded Warrants were classified as equity and are accounted for as a component of additional paid-in capital at the time of issuance. On January 24, 2022, 760,870 of the Pre-Funded Warrants were exercised, resulting in the issuance of 760,870 shares of common stock. As of March 31, 2023, there were 869,566 remaining Pre-Funded Warrants unexercised.

As of March 31, 2023, including the remaining 869,566 Pre-Funded Warrants, there were 1,015,166 outstanding warrants with a weighted-average exercise price of $0.66 and weighted-average contractual term of 0.7 years.

9. Stock-Based Compensation

Stock Options

The Company’s stock option awards generally vest over four years and typically have a contractual life of ten years. As of March 31, 2023, there was $20.5 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 3.1 years. During the three months ended March 31, 2023, the Company granted 1,159,725 stock options with a weighted average exercise price of $12.81 and per share weighted average grant date fair value of $10.42.

Information related to stock options outstanding as of March 31, 2023 is as follows (in thousands, except share, exercise price and contractual term):

			Weighted-Average
		Weighted-	Remaining
	Number of	Average	Contractual Term	Aggregate Intrinsic
	Stock Options	Exercise Price	(Years)	Value
Outstanding	4,479,330	$10.06	6.0	$29,683
Exercisable	1,836,727	$8.66	5.8	$15,131
Unvested	2,642,603	$11.03	6.0	$14,552

Restricted Stock Units (RSUs)

During the three months ended March 31, 2023, the Company granted 319,700 shares of RSUs with a weighted average grant date fair value of $13.20 which vest over four years. As of March 31, 2023, the Company had unvested RSUs of 629,793 shares with total unrecognized compensation expense of $6.1 million, which the Company expects to recognize over a weighted average period of approximately 3.2 years. During the three months ended March 31, 2023, the Company issued 54,347 shares of unrestricted common stock as a result of the vesting of 89,392 RSUs net of 35,045 shares of common stock withheld to satisfy tax withholding obligations.

2019 Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 13,215 shares for $0.1 million during the three months ended March 31, 2023. During the three months ended March 31, 2023, the Company recognized compensation expense of $0.1 million.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the unaudited consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022 as follows (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Research and development	$1,187	$618
General and administrative	1,488	1,415
Total	$2,675	$2,033

10. Net Loss Per Share

Because the Company has reported a net loss attributable to common stockholders for the three months ended March 31, 2023 and 2022, basic and diluted net loss per share attributable to common stockholders in each period are the same.

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

Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. As such, all unvested restricted stock, RSUs, common stock warrants, and stock options have been excluded from the computation of diluted weighted average shares outstanding because such securities would have an anti-dilutive impact for all periods presented.

Potential common shares issuable upon conversion, vesting or exercise of unvested restricted stock, RSUs, common stock warrants, and stock options that are excluded from the computation of diluted weighted-average shares outstanding, as they are anti-dilutive, are as follows:

	Three Months Ended
	March 31,
	2023	2022
Common stock warrants	145,600	145,755
Common stock options	4,494,994	3,479,992
Restricted stock units	629,793	446,837
Restricted stock	—	53,818

11. Commitments and Contingencies

Spitfire Acquisition

As disclosed in Note 6, the Company is obligated to make payments of up to $80.0 million upon the achievement of specified worldwide net sales of all products developed using the technology acquired from Spitfire Pharma Inc. within ten years following the approval of a new drug application filed with the FDA.

Litigation

In December 2019, a complaint was filed by Dr. De-chu Christopher Tang (“Plaintiff”) against the Company, which the Company removed to the United States District Court for the Eastern District of Texas. The Plaintiff amended the complaint in February 2020 to include Vipin K. Garg and David J. Drutz as defendants, in addition to the Company (Dr. Garg, Dr. Drutz, and the Company are collectively referred to as “Defendants”). In March 2020 the Defendants filed a motion to dismiss the complaint. On March 25, 2021, the court granted the motion and dismissed the action for lack of personal jurisdiction. In December 2021, the Plaintiff refiled the case in the United States District Court for the District of Maryland, captioned Tang v. Altimmune, Inc., et al., Case No. 8:21-cv-03283 (D. Md.). Plaintiff, who is representing himself, asserts two causes of action: (1) breach of a prior settlement agreement by “robbing Plaintiff’s properties”; and (2) use by the Company of the “AdHigh system,” which Plaintiff claims is “proprietary.” On April 4, 2022, Defendants filed a motion to dismiss all claims in Plaintiff’s operative complaint. On March 24, 2023, the court granted the motion, and dismissed the case as to Dr. Garg and Dr. Drutz without prejudice for lack of jurisdiction, and dismissed the case as to the Company with prejudice. Plaintiff did not file a notice of appeal within the 30-day deadline for appeal.

The Company is a party in various contracts and subject to disputes, litigation, and potential claims arising in the ordinary course of business none of which are currently reasonably possible or probable of material loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes for the year ended December 31, 2022 included in our Annual Report on Form 10-K, which was filed with the SEC on February 28, 2023.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “may,” “will,” “should,” “could,” “target,” “strategy,” “intend,” “project,” “guidance,” “likely,” “usually,” “potential,” or the negative of these words or variations of such words, similar expressions, or comparable terminology are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. A further list and description of risks, uncertainties and other factors that could cause actual results or events to differ materially from the forward-looking statements that we make is included in the cautionary statements herein and in our other filings with the SEC, including those set forth under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

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

Recent Business Update

Pemvidutide

On March 21, 2023 we announced the topline results from a Week 24 interim analysis of 160 subjects in our 48-week MOMENTUM Phase 2 obesity trial of pemvidutide. The MOMENTUM Phase 2 obesity trial is being conducted at 30 sites across the U.S., designed to enroll approximately 320 subjects with subjects randomized 1:1:1:1 to 1.2 mg, 1.8 mg, 2.4 mg pemvidutide or placebo administered weekly for 48 weeks in conjunction with diet and exercise. A pre-specified interim analysis was conducted after 160 subjects completed 24 weeks of treatment.

At Week 24, subjects receiving pemvidutide achieved mean weight losses of 7.3%, 9.4% and 10.7% at the 1.2 mg, 1.8 mg, and 2.4 mg doses, respectively, with the placebo group experiencing a mean weight loss of 1.0% (efficacy estimand using a mixed model of repeated measures (“MMRM”) analysis). Approximately 50% of subjects achieved 10% or more weight loss and approximately 20% of subjects achieved 15% or more weight loss at Week 24 at the 1.8 mg and 2.4 mg doses, respectively. Robust reductions in waist circumference (a measure of visceral fat) and serum lipids were also observed, and clinically meaningful reductions in blood pressure were achieved without significant increases in heart rate.

On March 21, 2023, we also announced the results of the 12-week Phase 1b safety trial of pemvidutide in subjects with type 2 diabetes. The Phase 1b trial, which was conducted to evaluate the safety profile of pemvidutide in overweight and obese subjects with type 2 diabetes, was comprised of 54 subjects randomized 1:1:1:1 to 1.2 mg, 1.8 mg, 2.4 mg pemvidutide or placebo administered weekly for 12 weeks.

Subjects receiving pemvidutide achieved mean weight losses of 4.4%, 6.1% and 7.7% at the 1.2 mg, 1.8 mg, and 2.4 mg doses, respectively, over only 12 weeks of treatment, with the placebo group experiencing a mean weight gain of 0.8% (efficacy estimand using MMRM analysis).

HepTcell

On April 11, 2023 we announced the completion of enrollment in our Phase 2 clinical trial of HepTcell, an immunotherapeutic for the treatment of chronic hepatitis B (“CHB”). With the achievement of this milestone, data readout is planned for the first quarter of 2024.

The multicenter clinical trial, which is being conducted at 26 sites in North America, Europe and Southeast Asia, enrolled approximately 80 subjects with inactive CHB and low levels of hepatitis B surface antigen (“HBsAg”). Subjects were randomized 1:1 to HepTcell or placebo. The primary endpoint of the trial is clinical response, defined as a 1-log or greater reduction in HBsAg. Secondary endpoints include changes in the levels of hepatitis B virus (“HBV”) DNA, pre-genomic RNA and other markers of virologic response.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022	Increase (Decrease)
Revenue	$21	$32	$(11)	(34)%
Operating expenses:
Research and development	17,249	15,104	2,145	14%
General and administrative	4,531	4,427	104	2%
Total operating expenses	21,780	19,531	2,249	12%
Loss from operations	(21,759)	(19,499)	(2,260)	(12)%
Other income (expense):
Interest expense	(2)	(62)	60	97%
Interest income	1,668	21	1,647	7,843%
Other income (expense), net	19	110	(91)	83%
Total other income (expense), net	1,685	69	1,616	(2,342)%
Net loss	$(20,074)	$(19,430)	$(644)	(3)%

Revenue

We have not generated any revenues from the sale of any products to date. Our revenue in previous years consisted primarily of government and foundation grants and contracts that support our efforts on specific research projects. We are closing out one of the remaining such contracts and any revenue reported during the three months ended March 31, 2023 and 2022 were for indirect rate adjustments.

Research and development expenses

Research and development operating expense increased by $2.1 million, or 14%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was primarily the result of:

●	a net increase of $2.6 million due primarily to costs associated with non-project specific research and development costs including employee compensation, contractors and facility costs;
●	an increase of $1.8 million due to change in the three months ended March 31, 2022 of the fair value of contingent consideration liability with respect to the acquisition of pemvidutide, which was fully paid on June 10, 2022;
●	a decrease of $2.2 million due to the development activities for pemvidutide primarily due to the NAFLD trials, which were ongoing during the three months ended March 31, 2022 and which substantially completed by December 31, 2022, offset by an increase in the MOMENTUM Phase 2 trial in obesity cost; and
●	a decrease of $0.3 million due to development activities for HepTcell.

General and administrative expenses

General and administrative expense increased by $0.1 million, or 2%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase is due primarily to a $0.2 million increase in stock compensation and other labor related expense, partially offset by a $0.1 million decrease in professional fees.

Total other income (expense), net

Total other income (expense), net increased by $1.6 million during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The net increase is primarily due to $1.6 million increase in interest income earned on our cash equivalents and short-term investments.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the three months ended March 31, 2023 were from interest and dividends from our money market funds and short-term investments, and proceeds from maturity of our short-term investments. Our cash, cash equivalents, restricted cash and short-term investments were $165.8 million as of March 31, 2023. We believe, based on the operating cash requirements and capital expenditures expected for 2023 and 2024, our cash on hand as of March 31, 2023, together with expected cash receipts from our income tax refunds and R&D incentives, are sufficient to fund operations for at least a twelve-month period from the issuance date of our March 31, 2023 consolidated financial statements.

We have not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales. In the past, our sources of revenue have consisted of grant revenues under our arrangements with BARDA for the development of NasoShield, MTEC for a clinical trial and development work on T-COVID, and to a lesser degree from other licensing arrangements. The MTEC contract was closed out in June 2021 and we are currently closing out the BARDA contract which was not renewed after December 31, 2021. We have incurred significant losses since we commenced operations. As of March 31, 2023, we had an accumulated deficit of $398.0 million. In addition, we have not generated positive cash flows from operations. We have had to rely on a variety of financing sources, including the issuance of debt and equity securities. As capital resources are consumed to fund our research and development activities, we may require additional capital beyond our currently anticipated amounts. In order to address our capital needs, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

Sources of Liquidity

Public Offering

On July 16, 2020, we offered and sold (i) 3,369,564 shares of our common stock, at a price to the public of $23.00 per share, and (ii) Pre-Funded Warrants, at a price to the public of $22.9999 per share of common stock underlying the Pre-Funded Warrants (equal to the public offering price per share of common stock, minus the exercise price of each Pre-Funded Warrant). The Pre-Funded Warrants are exercisable at any time, provided that each Pre-Funded Warrant holder will be prohibited from exercising such Pre-Funded Warrants into shares of our common stock if, as a result of such exercise, the holder, together with its affiliates, would own more than 4.99% of the total number of shares of our common stock then issued and outstanding, which percentage may change at the holders’ election to any other number less than or equal to 19.99% upon 61 days’ notice to us. The gross proceeds of this offering were approximately $132.2 million, which includes the exercise in full of the underwriters’ option to purchase an additional 750,000 shares of common stock, before deducting underwriting discounts and commissions and offering expenses during the third quarter of 2020. The net proceeds of this offering were approximately $124.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. As of March 31, 2023, 760,870 of the Pre-Funded Warrants were exercised, leaving 869,566 remaining Pre-Funded Warrants unexercised.

Shelf Registrations

On February 28, 2023, we filed a shelf registration statement on Form S-3ASR, which was declared effective immediately. This shelf registration allows us to offer and sell any amount of our common stock, preferred stock, debt securities, warrants, rights and units (the “2023 Shelf”) for a period of 3 years from effectiveness.

On December 31, 2020, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on January 11, 2021. This shelf registration statement covered the offering, issuance and sale by us of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants, rights and units (the “2021 Shelf”).

At-the-Market Offerings

On February 28, 2023, we entered into the 2023 Agreement with Sales Agents with respect to an at-the-market offerings program under which we may offer and sell, from time to time at our sole discretion, the Shares through the Sales Agents from the 2023 Shelf. During the three months ended March 31, 2023, we did not sell any shares of common stock under the 2023 Agreement, and as of March 31, 2023, $150.0 million remained available to be sold under the 2023 Shelf.

On February 25, 2021, we entered into the 2021 Agreement with the 2021 Sales Agents with respect to an at-the-market offerings program under which we offered and sold the 2021 Shares through the 2021 Sales Agents from the 2021 Shelf. Under the 2021 Agreement, we sold 10,004,869 shares of common stock resulting in approximately $121.0 million in proceeds, net of $4.0 million commission and other offering costs. As of March 31, 2023, there were no remaining 2021 Shares available under the 2021 Agreement.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(19,407)	$(13,526)
Investing activities	13,302	(9)
Financing activities	(302)	3,181
Net decrease in cash and cash equivalents and restricted cash	$(6,407)	$(10,354)

Operating Activities

Net cash used in operating activities was $19.4 million for the three months ended March 31, 2023 compared to $13.5 million during the three months ended March 31, 2022. The primary uses of cash from our operating activities include payments for labor and labor-related costs, professional fees, research and development costs associated with our clinical trials, and other general corporate expenditures. The increase in cash used in operations of $5.9 million year over year is due to changes in working capital accounts of $7.3 million, partially offset by an increase in net loss as adjusted for non-cash items of $1.4 million.

Investing Activities

Net cash provided by investing activities was $13.3 million, for the three months ended March 31, 2023 compared to the minimal net cash used during the three months ended March 31, 2022. The cash provided by investing activities during the three months ended March 31, 2023 was primarily due to $34.6 million proceeds from sale and maturities of short-term investments, partially offset by $21.2 million purchase of short-term investments.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2023 was $0.3 million compared to $3.2 million cash provided during the three months ended March 31, 2022. The net cash used by financing activities during the three months ended March 31, 2023 was primarily due to $0.4 million net payment for tax withholding obligations related to share-based compensation. The net cash provided by financing activities during the three months ended March 31, 2022 was primarily the result of the receipt of $3.0 million in proceeds from the issuance of common stock from our at-the-market offerings program.

Current Resources

We have financed our operations to date principally through our equity offerings and proceeds from issuances of our preferred stock, common stock and warrants. As of March 31, 2023, we had $104.7 million of cash, cash equivalents and restricted cash and $61.0 million of short-term investments. Accordingly, management believes that we have sufficient capital to fund our plan of operations for at least a twelve-month period from the issuance date of our March 31, 2023 financial statements. However, in order to address our capital needs in the long-term, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial reporting. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent liabilities in our consolidated financial statements. We base our estimates and judgments on historical experience, knowledge of current conditions, and expectations of what could occur in the future given available information.

There have been no changes in our critical accounting policies and significant judgment and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except for the recently adopted accounting standard for ASU No. 2016-13 as disclosed in Note 2. For more information regarding our critical accounting policies, we encourage you to read the discussion contained in Item 7 under the heading “Critical Accounting Estimates” and Note 2 “Summary of Significant Accounting Policies” included in the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2019, a complaint was filed by Dr. De-Chu Christopher Tang (“Plaintiff”) against us, which we removed to the United States District Court for the Eastern District of Texas. The Plaintiff amended the complaint in February 2020 to include Vipin K. Garg and David J. Drutz as defendants, in addition to the Company (Dr. Garg, Dr. Drutz, and the Company are collectively referred to as “Defendants”). In December 2021, the Plaintiff refiled the complaint in the United States District Court for the District of Maryland. On April 4, 2022, Defendants filed a motion to dismiss all claims in Plaintiff’s operative complaint. On March 24, 2023, the court granted our motion, and dismissed the case as to Dr. Garg and Dr. Drutz without prejudice for lack of jurisdiction, and dismissed the case as to the Company with prejudice. Plaintiff did not file a notice of appeal within the 30-day deadline for appeal.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on February 28, 2023.

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

10.1

Equity Distribution Agreement, dated as of February 28, 2023 among the Registrant and Evercore Group L.L.C., JMP Securities LLC and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.2 to the Registrant’s Form S-3ASR filed on February 28, 2023)

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

ALTIMMUNE, INC.

Dated: May 11, 2023	By:	/s/ Vipin K. Garg
	Name:	Vipin K. Garg
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: May 11, 2023	By:	/s/ Richard Eisenstadt
	Name:	Richard Eisenstadt
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)