Form 10-Q
period 2023-09-30
Altimmune, Inc.
filed 2023-11-07
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 3, 2023 there were 53,728,871 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

ALTIMMUNE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALTIMMUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share amounts)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,855	$111,097
Restricted cash	41	34
Total cash, cash equivalents and restricted cash	86,896	111,131
Short-term investments	53,924	73,783
Accounts receivable	876	173
Income tax and R&D incentive receivables	3,653	2,368
Prepaid expenses and other current assets	7,615	5,358
Total current assets	152,964	192,813
Property and equipment, net	765	1,081
Indefinite-lived intangible asset	12,419	12,419
Other assets	425	615
Total assets	$166,573	$206,928
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,046	$4,804
Accrued expenses and other current liabilities	8,825	12,250
Total current liabilities	11,871	17,054
Other long-term liabilities	4,305	4,581
Total liabilities	16,176	21,635
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 52,858,920 and 49,199,845 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	590,206	568,399
Accumulated deficit	(434,690)	(377,884)
Accumulated other comprehensive loss, net	(5,124)	(5,227)
Total stockholders’ equity	150,397	185,293
Total liabilities and stockholders’ equity	$166,573	$206,928

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$362	$2	$389	$42
Operating expenses:
Research and development	18,388	20,262	48,890	51,359
General and administrative	4,514	4,492	13,805	13,329
Total operating expenses	22,902	24,754	62,695	64,688
Loss from operations	(22,540)	(24,752)	(62,306)	(64,646)
Other income (expense):
Interest expense	(29)	(64)	(33)	(191)
Interest income	1,884	1,053	5,387	1,402
Other income (expense), net	14	50	146	185
Total other income (expense), net	1,869	1,039	5,500	1,396
Net loss before income taxes	(20,671)	(23,713)	(56,806)	(63,250)
Income tax expense (benefit)	—	(197)	—	(197)
Net loss	(20,671)	(23,516)	(56,806)	(63,053)
Other comprehensive income — unrealized gain (loss) on short-term investments	56	(143)	103	(263)
Comprehensive loss	$(20,615)	$(23,659)	$(56,703)	$(63,316)
Net loss per share, basic and diluted	$(0.39)	$(0.48)	$(1.10)	$(1.37)
Weighted-average common shares outstanding, basic and diluted	53,633,354	49,286,535	51,495,957	45,881,547

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2022	49,199,845	$5	$568,399	$(377,884)	$(5,227)	$185,293
Stock-based compensation	—	—	2,675	—	—	2,675
Exercise of stock options	19,303	—	61	—	—	61
Vesting of restricted stock awards including withholding, net	54,347	—	(484)	—	—	(484)
Issuance of common stock from Employee Stock Purchase Plan	13,215	—	135	—	—	135
Unrealized (loss) gain on short-term investments	—	—	—	—	126	126
Net loss	—	—	—	(20,074)	—	(20,074)
Balance at March 31, 2023	49,286,710	$5	$570,786	$(397,958)	$(5,101)	$167,732
Stock-based compensation	—	$—	$2,786	$—	$—	$2,786
Vesting of restricted stock awards including withholding, net	6,320	—	(16)	—	—	(16)
Issuance of common stock in at-the-market offerings, net	3,364,631	—	13,352	—	—	13,352
Unrealized (loss) gain on short-term investments	—	—	—	—	(79)	(79)
Net loss	—	—	—	(16,061)	—	(16,061)
Balance at June 30, 2023	52,657,661	$5	$586,908	$(414,019)	$(5,180)	$167,714
Stock-based compensation	—	$—	$2,710	$—	$—	$2,710
Vesting of restricted stock awards including withholding, net	1,261	—	(2)	—	—	(2)
Issuance of common stock in at-the-market offerings, net	171,653	—	510	—	—	510
Issuance of common stock from Employee Stock Purchase Plan	28,345	—	80	—	—	80
Unrealized loss on short-term investments	—	—	—	—	56	56
Net loss	—	—	—	(20,671)	—	(20,671)
Balance at September 30, 2023	52,858,920	$5	$590,206	$(434,690)	$(5,124)	$150,397

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

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,806)	$(63,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration liability	—	86
Stock-based compensation expense	8,171	6,209
Depreciation and amortization	(1,413)	31
Loss on foreign currency exchange	(134)	(183)
Changes in operating assets and liabilities:
Accounts receivable	(704)	(204)
Prepaid expenses and other assets	(2,043)	3,204
Accounts payable	(1,758)	(615)
Accrued expenses and other liabilities	(3,306)	7,555
Income tax and R&D incentive receivables	(1,284)	1,690
Net cash used in operating activities	(59,277)	(45,280)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	76,544	—
Purchases of short-term investments	(54,806)	(74,292)
Purchases of property and equipment, net	(47)	(88)
Net cash provided by (used in) investing activities	21,691	(74,380)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	(195)	—
Proceeds from issuance of common stock in at-the-market offerings, net	13,862	56,166
Proceeds from issuance of common stock from Employee Stock Purchase Plan	215	181
Payment of conditional economic incentive	(90)	—
Proceeds from exercises of stock options	61	868
Payments for tax withholding in share-based compensation	(502)	(391)
Net cash provided by financing activities	13,351	56,824
Net decrease in cash and cash equivalents and restricted cash	(24,235)	(62,836)
Cash, cash equivalents and restricted cash at beginning of period	111,131	190,335
Cash, cash equivalents and restricted cash at end of period	$86,896	$127,499

SUPPLEMENTAL NON-CASH ACTIVITIES:
Fair value of common stock retired in exchange for issuance of common stock warrant	$—	$6,176

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

2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2023, there have been no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC, except for the recently adopted accounting standard for ASU No. 2016-13 as disclosed below.

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

Short-term Investments

The Company’s short-term investments are comprised of U.S. Treasuries, corporate debt securities and certificates of deposit that have original maturities less than or equal to one year and are classified as available-for-sale (“AFS”) securities. Such securities are carried at estimated fair value, net of allowance for credit loss determined based on the Current Expected Credit Loss. Any unrealized holding gains or losses are reported as accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. In the event that the AFS security's fair value is below the amortized cost and (i) the Company intends to sell the AFS security and (ii) the AFS security is required to be sold before recovery of the loss, the AFS security's amortized cost base will be written down to its fair value and the loss will be recognized in the income statement. If the Company intends not to sell the AFS security and the AFS security is not required to be sold before recovery of the loss, the Company evaluates whether a portion of the unrealized loss is a result of credit loss. The portion of unrealized loss related to credit loss will be recorded as allowance for credit loss in the balance sheet with the corresponding credit loss in the income statement and the portion of unrealized loss not related to credit loss will be recognized in other comprehensive income (“OCI”). Dividend and interest income are recognized in other income when earned. The cost of securities sold is calculated using the specific identification method. The Company places all investments with government agencies, or corporate institutions whose debt is rated as investment grade. As of September 30, 2023, none of the unrealized losses on the Company’s short-term investments are a result of credit loss, and therefore, the unrealized losses were recognized in OCI.

Income Taxes

During the three and nine months ended September 30, 2022, the Company recorded a total of $0.2 million income tax benefit related to interest received and receivable on income tax refunds. Other than the tax benefit related to interest, the Company did not record an income tax expense (benefit) for either of the three and nine months ended September 30, 2023 or 2022 due to a full valuation allowance. The Company calculates its quarterly income tax provision based on an estimated, annual effective tax rate applied to ordinary income (or loss) and other known items computed and recognized as they occur. The Company’s total provision is based on the United States statutory rate, increased by state and foreign taxes and reduced by a full valuation allowance on the Company’s deferred tax assets.

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

3. Fair Value Measurements

The Company’s assets measured at fair value on a recurring basis as of September 30, 2023 consisted of the following (in thousands):

	Fair Value Measurement at September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$82,102	$82,102	$—	$—
Short-term investments	53,924	—	53,924	—
Total	$136,026	$82,102	$53,924	$—

The Company’s assets measured at fair value on a recurring basis as of December 31, 2022 consisted of the following (in thousands):

	Fair Value Measurement at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$105,794	$105,794	$—	$—
Short-term investments	73,783	—	73,783	—
Total	$179,577	$105,794	$73,783	$—

Short-term investments have been initially valued at the transaction price and subsequently valued at the end of each reporting period utilizing third party pricing services or other market observable data (Level 2). The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value.

Short-term investments with quoted prices as of September 30, 2023 as shown below (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized (Loss) Gain	Credit loss	Market Value
United States treasury securities	$9,857	$(7)	$—	$9,850
Commercial paper and corporate debt securities	33,328	(53)	—	33,275
Asset backed securities	2,937	(12)	—	2,925
Agency debt securities	7,886	(12)	—	7,874
Total	$54,008	$(84)	$—	$53,924

Short-term investments with quoted prices as of December 31, 2022 as shown below (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized (Loss) Gain	Credit Loss	Market Value
United States treasury securities	$15,868	$(86)	$—	$15,782
Commercial paper and corporate debt securities	50,747	(71)	—	50,676
Asset backed securities	5,427	(35)	—	5,392
Agency debt securities	1,928	5	—	1,933
Total	$73,970	$(187)	$—	$73,783

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. Assets recorded at fair value on a non-recurring basis, such as property and equipment and intangible assets are recognized at fair value when they are impaired. During the nine months ended September 30, 2023 and year ended December 31, 2022, the Company had no significant assets or liabilities that were measured at fair value on a non-recurring basis.

4. Operating Leases

The Company’s operating leases consist of leases for office and laboratory space in the United States, which expire in April 2025. Rent expense under the Company’s operating leases was $0.1 million and $0.4 million during the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, rent expense under the Company’s operating leases was $0.1 million and $0.4 million, respectively. Rent expense includes short-term leases and variable lease costs that are not included in the lease obligation.

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

The cash paid for operating lease liabilities for each of the nine months ended September 30, 2023 and 2022 was $0.4 million.

Supplemental other information related to the operating leases balance sheet information is as follows (in thousands):

	September 30, 2023	December 31, 2022
Operating lease obligations (see Note 5 and 6)	$788	$1,124
Operating lease right-of-use assets (included in "Other assets" in Balance Sheet)	$424	$596
Weighted-average remaining lease term (years)	1.6	2.3
Weighted-average discount rate	7.2%	7.2%

5. Accrued Expenses

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued professional services	$313	$276
Accrued payroll and employee benefits	2,427	2,955
Accrued research and development	5,537	7,295
Lease obligation, current portion (see Note 4)	485	452
Excess tax refund payable	—	1,169
Accrued interest and other	63	103
Total accrued expenses and other current liabilities	$8,825	$12,250

6. Other Long-Term Liabilities

The Company’s other long-term liabilities are summarized as follows (in thousands):

	September 30, 2023	December 31, 2022
Research and development incentive credit	$3,796	$3,599
Lease obligation, long-term portion (see Note 4)	303	672
Conditional economic incentive grants	160	250
Other	46	60
Total other long-term liabilities	$4,305	$4,581

7. Common Stock

The Amended and Restated Certificate of Incorporation, as amended (“Charter”), authorizes the Company to issue 200,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2023, the Company had 52,858,920 shares of common stock issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

The Charter also authorizes the Company to issue 1,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2023, the Company had no shares of preferred stock issued and outstanding.

At-the-Market Offerings

On February 28, 2023, the Company entered into an Equity Distribution Agreement (the “2023 Agreement”) with Evercore Group L.L.C., JMP Securities LLC and B. Riley Securities, Inc., serving as sales agents (the “Sales Agents”), with respect to an at-the-market offerings program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $150.0 million (the “Shares”) through the Sales Agents (the “2023 Offering”). All Shares offered and sold in the 2023 Offering will be issued pursuant to the Company’s Registration Statement on Form S-3ASR filed with the SEC on February 28, 2023, which was declared effective immediately, the prospectus supplement relating to the 2023 Offering filed with the SEC on February 28, 2023 and any applicable additional prospectus supplements related to the 2023 Offering that form a part of the Registration Statement. The Company capitalized approximately $0.2 million of other offering costs which will offset the proceeds received from the shares sold under the 2023 Agreement. During the nine months ended September 30, 2023, the Company sold 3,536,284 shares of common stock under the 2023 Agreement resulting in approximately $13.9 million in proceeds, net of $0.4 million commission and other offering costs. As of September 30, 2023, $135.7 million remained available to be sold under the 2023 Agreement. As of September 30, 2023, there was $0.2 million in deferred offering costs included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “2021 Agreement”) with Piper Sandler & Co., Evercore Group L.L.C. and B. Riley Securities, Inc., serving as sales agents (the “2021 Sales Agents”), with respect to an at-the-market offerings program under which the Company offered and sold shares of its common stock, having an aggregate offering price of up to $125.0 million (the “2021 Shares”) through the 2021 Sales Agents (the “2021 Offering”). All 2021 Shares offered and sold in the 2021 Offering were issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on December 31, 2020, which was declared effective on January 11, 2021, the prospectus supplement relating to the 2021 Offering filed with the SEC on February 25, 2021 and any applicable additional prospectus supplements related to the 2021 Offering that form a part of the Registration Statement. Under the 2021 Agreement, the Company sold 10,004,869 shares of common stock resulting in approximately $121.0 million in proceeds, net of $4.0 million commission and other offering costs. As of September 30, 2023, there were no remaining shares available under the 2021 Agreement.

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

The Company has assessed the Pre-Funded Warrants for appropriate equity or liability classification and determined that the Pre-Funded Warrants are freestanding instruments that do not meet the definition of a liability pursuant to ASC 480 and do not meet the definition of a derivative pursuant to FASB Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”). The Pre-Funded Warrants are indexed to the Company’s common stock and meet all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the Pre-Funded Warrants were classified as equity and are accounted for as a component of additional paid-in capital at the time of issuance. On January 24, 2022, 760,870 of the Pre-Funded Warrants were exercised, resulting in the issuance of 760,870 shares of common stock. As of September 30, 2023, there were 869,566 remaining Pre-Funded Warrants unexercised. Subsequent to September 30, 2023, the remaining Pre-Funded Warrants were net cashless exercised, and currently no Pre-Funded Warrants remain available for exercise (see Note 11 Subsequent Events).

As of September 30, 2023, including the remaining 869,566 Pre-Funded Warrants, there were 1,015,166 outstanding warrants with a weighted-average exercise price of $0.66 and weighted-average contractual term of 0.2 years.

8. Stock-Based Compensation

Stock Options

The Company’s stock option awards generally vest over four years and typically have a contractual life of ten years. As of September 30, 2023, there was $17.9 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.7 years. During the nine months ended September 30, 2023, the Company granted 1,760,026 stock options with a weighted average exercise price of $9.71 and per share weighted average grant date fair value of $7.86.

Information related to stock options outstanding as of September 30, 2023 is as follows:

			Weighted-Average
		Weighted-	Remaining
	Number of	Average	Contractual Term	Aggregate Intrinsic
	Stock Options	Exercise Price	(Years)	Value (In thousands)
Outstanding	5,079,329	$9.31	5.9	$239
Exercisable	2,260,984	$8.81	5.8	$200
Vested and expected to vest	4,769,311	$9.28	5.9	$235

Restricted Stock Units (RSUs)

During the nine months ended September 30, 2023, the Company granted 319,700 shares of RSUs with a weighted average grant date fair value of $13.20 which vest over four years. As of September 30, 2023, the Company had unvested RSUs of 618,543 shares with total unrecognized compensation expense of $5.1 million, which the Company expects to recognize over a weighted average period of approximately 2.7 years. During the nine months ended September 30, 2023, the Company issued 61,928 shares of unrestricted common stock as a result of the vesting of 100,642 RSUs net of 38,714 shares of common stock withheld to satisfy tax withholding obligations.

2019 Employee Stock Purchase Plan (ESPP)

Under the ESPP, employees purchased 41,560 shares for $0.2 million during the nine months ended September 30, 2023. During the nine months ended September 30, 2023 and 2022, the Company recognized compensation expense of $0.1 million and $0.2 million, respectively.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the unaudited consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development	$1,164	$743	$3,560	$2,024
General and administrative	1,546	1,385	4,611	4,185
Total	$2,710	$2,128	$8,171	$6,209

9. Net Loss Per Share

Because the Company has reported a net loss attributable to common stockholders for the nine months ended September 30, 2023 and 2022, basic and diluted net loss per share attributable to common stockholders in each period are the same.

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

Potential common shares issuable upon conversion, vesting or exercise of unvested restricted stock, RSUs, common stock warrants, and stock options that are excluded from the computation of diluted weighted-average shares outstanding, as they are anti-dilutive, are as follows:

	Nine Months Ended
	September 30,
	2023	2022
Common stock warrants	145,600	145,600
Common stock options	5,144,429	3,542,534
Restricted stock units	618,543	470,275
Restricted stock	—	13,454

10. Commitments and Contingencies

Spitfire Acquisition

In July 2019, the Company entered into the Spitfire merger agreement to acquire all of the equity interests of Spitfire Pharma, Inc. (“Spitfire”). As part of the agreement, the Company is obligated to make payments of up to $80.0 million upon the achievement of specified worldwide net sales of all products developed using the technology acquired from Spitfire Pharma Inc. (the “Sales Milestone”) within ten years following the approval of a new drug application filed with the U. S. Food and Drug Administration (the “FDA”).

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

11. Subsequent Events

On October 18, 2023, warrant holders exercised the remaining 869,566 Pre-Funded Warrants in a net cashless exercise and were issued 869,530 shares of common stock in a net cashless exercise (see Note 7 Common Stock).

In addition, in October 2023, 95,600 various other warrants with a weighted-average exercise price of $5.31 expired unexercised. The only remaining outstanding 50,000 warrants have an exercise price of $3.21 and have a maturity date of March 12, 2024.

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

Recent Business Update

On October 24, 2023, the U.S. Food and Drug Administration (“FDA”) granted Fast Track designation to the investigation of pemvidutide for the treatment of NASH.

Pemvidutide - IMPACT trial

On August 1, 2023 we announced that we enrolled the first subject in the Phase 2b IMPACT trial evaluating the safety and efficacy of pemvidutide in subjects with NASH. Pemvidutide is a novel, investigational GLP-1/glucagon dual receptor agonist under development for the treatment of obesity and NASH. The biopsy-driven trial is expected to enroll approximately 190 subjects with and without diabetes randomized 1:2:2 to receive either 1.2 mg, 1.8 mg pemvidutide or placebo weekly for 48 weeks. The key efficacy endpoints are NASH resolution and fibrosis improvement after 24 weeks of treatment, with subjects followed for an additional 24 weeks to a total of 48 weeks for assessment of safety and additional biomarker responses. Top-line results from this trial are expected in the first quarter of 2025.

Pemvidutide - MOMENTUM trial

On September 12, 2023, we announced the completion of dosing (last subject last dose) in our 48-week Phase 2 MOMENTUM trial evaluating the efficacy and safety of pemvidutide in subjects with obesity or overweight. Topline results from this trial are expected in the fourth quarter of 2023.

On March 21, 2023 we announced the topline results from a Week 24 interim analysis of 160 subjects in our 48-week MOMENTUM Phase 2 obesity trial of pemvidutide. The MOMENTUM Phase 2 obesity trial is being conducted at 30 sites across the U.S. and enrolled 391 subjects with subjects randomized 1:1:1:1 to 1.2 mg, 1.8 mg, 2.4 mg pemvidutide or placebo administered weekly for 48 weeks in conjunction with diet and exercise. A pre-specified interim analysis was conducted after the first 160 subjects received up to 24 weeks of treatment.

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

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended
	September 30,
	2023	2022	Increase (Decrease)
Revenue	$362	$2	$360	18,000%
Operating expenses:
Research and development	18,388	20,262	(1,874)	(9)%
General and administrative	4,514	4,492	22	0%
Total operating expenses	22,902	24,754	(1,852)	(7)%
Loss from operations	(22,540)	(24,752)	2,212	(9)%
Other income (expense):
Interest expense	(29)	(64)	35	(55)%
Interest income	1,884	1,053	831	79%
Other income (expense), net	14	50	(36)	(72)%
Total other income (expense), net	1,869	1,039	830	80%
Net loss before income taxes	(20,671)	(23,713)	3,042	(13)%
Income tax expense (benefit)	—	(197)	197	(100)
Net loss	$(20,671)	$(23,516)	$2,845	(12)%

Revenue

We have not generated any revenues from the sale of any products to date. Our revenue has historically consisted primarily of government and foundation grants and contracts that supported our efforts on specific research projects. We are closing out one such contract and any revenue reported during the three months ended September 30, 2023 and 2022 were for indirect rate adjustments.

Research and development expenses

Research and development expenses decreased by $1.9 million, or 9%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The decrease was primarily the result of:

●	a decrease of $3.5 million due to the development activities for pemvidutide primarily due to $5.5 million in expenses associated with the NAFLD trials and $1.3 million in expenses associated with Phase 1 safety trials, which were ongoing during the three months ended September 30, 2022, being substantially completed by March 31, 2023, and a $1.8 million reduction due to winding down of MOMENTUM Phase 2 trial, partially offset by $2.3 million in startup costs related to the IMPACT Phase 2b trial in NASH and a $2.8 million increase in net manufacturing expenses for production of Good Manufacturing Practice (“GMP”) drug substance materials;
●	a decrease of $0.2 million due to development activities for HepTcell; and
●	a net increase of $1.9 million due primarily to costs associated with non-project specific research and development costs such as $1.2 million for employee compensation including stock compensation, $0.2 million for contractors and $0.3 million for electronic document management system (“EDMS”) implementation and service costs.

General and administrative expenses

General and administrative expenses were consistent period-over-period at $4.5 million for the three months ended September 30, 2023 and 2022.

Total other income (expense), net

Total other income (expense), net increased by $0.8 million or 80%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to increase in interest income earned on our cash equivalents and short-term investments.

Income tax benefit

Income tax benefit of $0.2 million related to interest received and receivable on income tax refunds was recorded during the three months ended September 30, 2022. Other than the income tax benefit related to interest, we did not record an income tax expense (benefit) for the three months ended September 30, 2023 and 2022 due to a full valuation allowance.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended
	September 30,
	2023	2022	Increase (Decrease)
Revenue	$389	$42	$347	826%
Operating expenses:
Research and development	48,890	51,359	(2,469)	(5)%
General and administrative	13,805	13,329	476	4%
Total operating expenses	62,695	64,688	(1,993)	(3)%
Loss from operations	(62,306)	(64,646)	2,340	(4)%
Other income (expense):
Interest expense	(33)	(191)	158	(83)%
Interest income	5,387	1,402	3,985	284%
Other income (expense), net	146	185	(39)	(21)%
Total other income (expense), net	5,500	1,396	4,104	294%
Net loss before income taxes	(56,806)	(63,250)	6,444	(10)%
Income tax expense (benefit)	—	(197)	197	(100)
Net loss	$(56,806)	$(63,053)	$6,247	(10)%

Revenue

We have not generated any revenues from the sale of any products to date. Our revenue has historically consisted primarily of government and foundation grants and contracts that supported our efforts on specific research projects. We are closing out one such contract and any revenue reported during the nine months ended September 30, 2023 and 2022 were for indirect rate adjustments.

Research and development expenses

Research and development expenses decreased by $2.5 million, or 5%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The decrease was primarily the result of:

●	a decrease of $8.0 million due to the development activities for pemvidutide primarily due to $11.5 million in expenses associated with the NAFLD trials and $5.5 million in expenses associated with Phase 1 safety trials, which were ongoing during the nine months ended September 30, 2022, being substantially completed by March 31, 2023, partially offset by $4.1 million in startup costs related to the IMPACT Phase 2b trial in NASH, a $1.9 million increase in net manufacturing expenses for production of GMP drug substance materials and $3.0 million for the MOMENTUM Phase 2 trial, which began in September 2022 and completed dosing in September 2023; and

●	a net increase of $5.5 million due primarily to costs associated with non-project specific research and development costs such as $4.2 million for employee compensation including stock compensation, $0.6 million for contractors and $0.8 million for EDMS implementation and service costs.

General and administrative expenses

General and administrative expenses increased by $0.5 million, or 4% for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to a $0.4 million increase in stock compensation and other labor related expense.

Total other income (expense), net

Total other income (expense), net increased by $4.1 million or 294%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to increase in interest income earned on our cash equivalents and short-term investments.

Income tax benefit

Income tax benefit of $0.2 million related to interest received and receivable on income tax refunds was recorded during the nine months ended September 30, 2022. Other than the income tax benefit related to interest, we did not record an income tax expense (benefit) for the nine months ended September 30, 2023 and 2022 due to a full valuation allowance.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the nine months ended September 30, 2023 were from equity transactions, interest and dividends from our money market funds and short-term investments, and proceeds from maturity of our short-term investments. Our cash, cash equivalents, restricted cash and short-term investments were $140.8 million as of September 30, 2023. We believe, based on the operating cash requirements and capital expenditures expected for 2023 and 2024, our cash on hand as of September 30, 2023, together with expected cash receipts from our income tax refunds and R&D incentives, are sufficient to fund operations for at least a twelve-month period from the issuance date of our September 30, 2023 consolidated financial statements.

We have not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales. In the past, our sources of revenue have consisted of grant revenues under our arrangements with BARDA for the development of NasoShield, MTEC for a clinical trial and development work on T-COVID, and to a lesser degree from other licensing arrangements. The MTEC contract was closed out in June 2021 and we are currently closing out the BARDA contract which was not renewed after December 31, 2021. We have incurred significant losses since we commenced operations. As of September 30, 2023, we had an accumulated deficit of $434.7 million. In addition, we have not generated positive cash flows from operations. We have had to rely on a variety of financing sources, including the issuance of debt and equity securities. As capital resources are consumed to fund our research and development activities, we may require additional capital beyond our currently anticipated amounts. In order to address our capital needs, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

Sources of Liquidity

Public Offering

On July 16, 2020, we offered and sold (i) 3,369,564 shares of our common stock, at a price to the public of $23.00 per share, and (ii) Pre-Funded Warrants, at a price to the public of $22.9999 per share of common stock underlying the Pre-Funded Warrants (equal to the public offering price per share of common stock, minus the exercise price of each Pre-

Funded Warrant). The Pre-Funded Warrants are exercisable at any time, provided that each Pre-Funded Warrant holder will be prohibited from exercising such Pre-Funded Warrants into shares of our common stock if, as a result of such exercise, the holder, together with its affiliates, would own more than 4.99% of the total number of shares of our common stock then issued and outstanding, which percentage may change at the holders’ election to any other number less than or equal to 19.99% upon 61 days’ notice to us. The gross proceeds of this offering were approximately $132.2 million, which includes the exercise in full of the underwriters’ option to purchase an additional 750,000 shares of common stock, before deducting underwriting discounts and commissions and offering expenses during the third quarter of 2020. The net proceeds of this offering were approximately $124.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. On January 24, 2022, 760,870 of the Pre-Funded Warrants were exercised, resulting in the issuance of 760,870 shares of common stock. The remaining 869,566 Pre-Funded Warrants were net cashless exercised on October 18, 2023, resulting in the issuance of 869,530 shares of common stock (see Note 11 Subsequent Events).

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

At-the-Market Offerings

On February 28, 2023, we entered an Equity Distribution Agreement (“the 2023 Agreement”) with Evercore Group L.L.C., JMP Securities LLC and B. Riley Securities, Inc., serving as sales agents, with respect to an at-the-market offerings program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $150.0 million. During the nine months ended September 30, 2023, we sold 3,536,284 shares of common stock under the 2023 Agreement resulting in approximately $13.9 million in net proceeds, and as of September 30, 2023, $135.7 million remained available to be sold under the 2023 Shelf.

On February 25, 2021, we entered into an Equity Distribution Agreement (the “2021 Agreement”) with Piper Sandler & Co., Evercore Group L.L.C. and B. Riley Securities, Inc., serving as sales agents, with respect to an at-the-market offerings program under which we offered and sold shares of our common stock, having an aggregate offering price of up to $125.0 million. Under the 2021 Agreement, we sold 10,004,869 shares of common stock resulting in approximately $121.0 million in proceeds, net of $4.0 million commission and other offering costs. As of September 30, 2023, there were no remaining 2021 Shares available under the 2021 Agreement.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(59,277)	$(45,280)
Investing activities	21,691	(74,380)
Financing activities	13,351	56,824
Net decrease in cash and cash equivalents and restricted cash	$(24,235)	$(62,836)

Operating Activities

Net cash used in operating activities was $59.3 million for the nine months ended September 30, 2023 compared to $45.3 million during the nine months ended September 30, 2022. The primary uses of cash from our operating activities include payments for labor and labor-related costs, professional fees, research and development costs associated with our clinical trials and other general corporate expenditures. The increase in cash used in operations of $14.0 million year over year is due to changes in working capital accounts of $20.7 million, partially offset by an increase in net loss as adjusted for non-cash items of $6.7 million.

Investing Activities

Net cash provided by investing activities was $21.7 million for the nine months ended September 30, 2023 compared to $74.4 million net cash used in during the nine months ended September 30, 2022. The net cash provided by investing activities during the nine months ended September 30, 2023 was primarily due to $76.5 million proceeds from sale and maturities of short-term investments, partially offset by $54.8 million purchase of short-term investments. The net cash used in investing activities during the nine months ended September 30, 2022 was primarily due to $74.3 million purchase of short-term investments.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2023 was $13.4 million compared to $56.8 million for the nine months ended September 30, 2022. The net cash provided by financing activities during the nine months ended September 30, 2023 was primarily the result of the receipt of $13.9 million in net proceeds from the issuance of common stock from our at-the-market offerings program, partially offset by $0.5 million payment for tax withholding obligations related to share-based compensation and $0.2 million payment for deferred offering costs. The net cash provided by financing activities during the nine months ended September 30, 2022 was primarily the result of the receipt of $56.2 million in proceeds from the issuance of common stock from our at-the-market offerings program and $0.9 million in proceeds from exercise of stock options, partially offset by $0.4 million payment for tax withholding obligations related to share-based compensation.

Current Resources

We have financed our operations to date principally through our equity offerings and proceeds from issuances of our preferred stock, common stock and warrants. As of September 30, 2023, we had $86.9 million of cash, cash equivalents and restricted cash and $53.9 million of short-term investments. Accordingly, management believes that we have sufficient capital to fund our plan of operations for at least a twelve-month period from the issuance date of our September 30, 2023 financial statements. However, in order to address our capital needs in the long-term, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ALTIMMUNE, INC.

Dated: November 7, 2023	By:	/s/ Vipin K. Garg
	Name:	Vipin K. Garg
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2023	By:	/s/ Richard Eisenstadt
	Name:	Richard Eisenstadt
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)