Form 10-K
period 2023-12-31
Altimmune, Inc.
filed 2024-03-27
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   Yes  ☐    No  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates, based upon the closing price of the registrant’s common stock on the NASDAQ Global Market on June 30, 2023, was approximately $184.4 million.

As of March 22, 2024, there were 70,895,286 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

ALTIMMUNE, INC.

ANNUAL REPORT ON FORM 10-K

Forward-looking statements

This Annual Report on Form 10-K for the year ended December 31, 2023 (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “may,” “will,” “should,” “could,” “target,” “strategy,” “intend,” “project,” “guidance,” “likely,” “usually,” “potential,” or the negative of these words or variations of such words, similar expressions, or comparable terminology are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, risks associated with the following:

●	our ability to develop and commercialize our current and future product candidates;
●	our ability to expand our pipeline of product candidates and the success of future product candidate advancements, including the success of future preclinical studies and clinical trials, and our ability to commercialize our products;
●	the reliability of the results of the clinical trials relating to human safety and possible adverse effects resulting from the administration of our product candidates;
●	our ability to obtain potential regulatory approvals on the timelines anticipated, or at all;
●	our ability to obtain additional patents or extend existing patents on the timelines anticipated, or at all;
●	our ability to identify and consummate potential future strategic partnerships or business combinations;
●	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
●	our anticipated financial or operational results;
●	our ability to obtain additional capital resources;
●	risks related to the conflict in Israel and the Gaza Strip and the conflict in Ukraine on the global economy, including causing or contributing to global supply chain disruption, price fluctuations, including increased costs for raw materials, and other significant economic effects;
●	breaches of data privacy, or disruptions in our information technology systems;
●	our ability to continue to satisfy the listing requirements of the NASDAQ Global Market (“NASDAQ”); and
●	risks detailed under the caption “Risk Factors” in this Annual Report and in our other reports filed with the U.S. Securities and Exchange Commission (“SEC”), from time to time hereafter.

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

All forward-looking statements included herein are expressly qualified in their entirety by the foregoing cautionary statements. Unless otherwise indicated, the information in this Annual Report is as of December 31, 2023.

Note regarding trademarks

“Altimmune,” our logo and other trademarks, trade names or service marks of the Company appearing in this Annual Report, including, NasoVAX, HepTcell, EuPort, Densigen and RespirVec are the property of the Company. The other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners. We do not intend our use or display of other companies’ trademarks, trade names or service marks to imply an endorsement or sponsorship of us by such companies, or any relationship with such companies. Solely for convenience, trademarks and trade names referred to in this Annual Report may appear without the ® or TM symbol.

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

Risks Related to Our Business, Financing Requirements, Product Development and Clinical Trials

●	we have incurred significant losses since our founding and anticipate that we will continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability
●	our profitability depends on our ability to develop and commercialize our current and future product candidates
●	our ability to raise capital may be limited by applicable laws and regulations
●	we may encounter substantial delays in our clinical trials, or our clinical trials may fail to demonstrate the safety and efficacy of our product candidates to the satisfaction of applicable regulatory authorities
●	we may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of our product candidates
●	it may be difficult to predict the time and cost of product development for our product candidates, and unforeseen problems may prevent further development or approval of our product candidates
●	we rely, and expect to continue to rely, on third parties to conduct preclinical studies and clinical trials for our product candidates, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for our product candidates
●	we face substantial competition from other pharmaceutical and biotechnology companies, which may result in others discovering, developing or commercializing products before, or more successfully, than we do
●	we are heavily dependent on the success of our leading product candidate, pemvidutide. If we ultimately are unable to develop, obtain regulatory approval for or commercialize pemvidutide, or any other product candidate, our business will be substantially harmed
●	labor shortages and constraints in the supply chain could adversely affect our results of operations
●	our overall performance depends in part on worldwide economic conditions and uncertainties

Risks Related to the Regulatory Approval Process

●	our product candidates have undesirable side effects or have other properties that delay or prevent their regulatory approval or limit their commercial potential
●	our ability and the timeline to obtain required regulatory approvals, including in non-U.S. jurisdictions
●	the expense and uncertainty of the marketing approval process and ongoing regulatory review if our product candidates ever receive regulatory approval

Risks Related to Our Intellectual Property

●	the cost and difficulty of protecting our proprietary rights and the potential that our intellectual property rights do not adequately protect our product candidates

●	our ability to protect our intellectual property rights throughout the world
●	the adequacy of our patent terms to protect our competitive position on our products for an adequate amount of time
●	third-party claims of intellectual property infringement or misappropriation, including circumstances involving our employees, independent contractors or consultants

Risks Related to Commercialization of the Company’s Product Candidates

●	our ability to attain significant market acceptance of our product candidates, if approved, among physicians, patients, third-party payers and others in the medical community
●	our reliance on third parties to manufacture our product candidates and related materials for our products, if approved, as well as our clinical trials and preclinical studies
●	our reliance on third parties to obtain regulatory approvals for a manufacturing facility for our products and if approved, to manufacture our products in sufficient quantities to meet commercial demand the ability of our contract manufacturers to manufacture any such product to the specifications and the quantities that are needed along the timelines that are specified
●	our ability to identify and consummate potential future strategic partnerships or business combinations

Risks Related to Reimbursement and Government Regulation

●	our ability to obtain coverage and reimbursement in certain market segments for our product candidates, if they are approved
●	the imposition of price controls
●	our ability to comply with multiple substantial federal and state health care and other laws, and the complexity of our regulatory compliance obligations
●	the unknown impact of recent health care reform legislation and other changes in the health care industry and in health care spending

Risks Related to our Securities

●	the volatility of the trading price of our common stock and substantial price fluctuations on heavy volume

PART I

Item 1. Business

Overview

Altimmune, Inc. is a clinical stage biopharmaceutical company focused on developing treatments for obesity and liver diseases. Our lead product candidate, pemvidutide (formerly known as ALT-801), is a GLP-1/glucagon dual receptor agonist that is being developed for the treatment of obesity and metabolic dysfunction-associated steatohepatitis (“MASH”), previously termed non-alcoholic steatohepatitis (“NASH”). Except where the context indicates otherwise, references to “we,” “us,” “our,” “Altimmune” or the “Company” refer to the company and its subsidiaries.

Pemvidutide

We completed an acquisition in July 2019 of all of the equity interests of Spitfire Pharma, Inc. (“Spitfire”). Spitfire was a privately held, preclinical pharmaceutical company with the primary asset being pemvidutide, a novel peptide-based GLP-1/glucagon dual receptor agonist product candidate designed to treat obesity and the metabolic dysfunction that causes MASH.

Obesity is a significant burden to the global healthcare systems and is implicated in two-thirds of the leading causes of death from non-communicable diseases worldwide. Some of the leading risk factors or co-morbidities of obesity include high low density lipoprotein cholesterol (“LDL-C”) and other serum lipids, high liver fat content, high total cholesterol, hypertension, type 2 diabetes, ischemic heart disease, cerebrovascular events, gallbladder disease, osteoarthritis, sleep apnea and breathing problems, certain cancers and MASH. According to the Center for Disease Control and Prevention, the estimated annual medical cost of obesity in the U.S. was nearly $173.0 billion in 2019 dollars. Globally, the market size for weight loss alone was $2.4 billion in 2022 and is estimated that it will reach $54.0 billion by 2030. Previous approaches to the treatment of obesity were associated with safety concerns, limiting the success of those approaches; however, the new class of incretin-based therapeutics has demonstrated both substantial weight loss and beneficial cardiovascular effects in clinical outcome studies.

U.S. prevalence of obesity comorbidities

MASH involves multiple metabolic pathways leading to the abnormal accumulation of liver fat, toxic lipid metabolites, and inflammation, leading to fibrosis and increased risk of death due to cardiovascular disease and to liver failure. MASLD, the fatty liver precursor to MASH, is present in up to 75% of patients with obesity, and up to 20% of MASLD patients progress to MASH. We believe the treatment of obesity is a cornerstone of treating MASH and the principal morbidities of MASH. In addition, clinical evidence from recent trials of potential MASH products indicates that reduction in liver fat may play an important role in the resolution of liver inflammation and improvement in liver fibrosis. We believe that combining a reduction in liver fat content with weight loss could be the optimal approach for treating MASH.

Pemvidutide’s dual agonist mechanism of action is designed to combine the activity of GLP-1 for the reduction of appetite and inflammation, with the activity of glucagon, including increased energy expenditure, adipose browning and mobilization of the liver fat through lipolysis and reduction of lipid synthesis. Pemvidutide incorporates a proprietary side chain, referred to as the EuPort domain, which is designed to enhance pharmacokinetics for gastrointestinal tolerability and permit weekly dosing. As observed in a well-established preclinical model of obesity and MASH, pemvidutide is capable of inducing significant weight loss with concomitant decreases in liver fat content, inflammation and fibrosis. In a first-in-human, randomized, placebo-controlled, single-ascending and multiple-ascending dose study of pemvidutide in overweight and obese volunteers, at 12 weeks, we observed significant reductions in body weight and serum lipids, including LDL-C. In November 2023, we announced topline results from our 48-week MOMENTUM Phase 2 trial of pemvidutide in 391 subjects with obesity or overweight with at least one co-morbidity and without diabetes. We observed robust reductions in body weight and serum lipids and improvements in blood pressure without imbalances in cardiac events, arrhythmias or clinically meaningful increases in heart rate.

Pemvidutide Target Profile

In addition, pemvidutide demonstrated improved metabolic function and pleiotropic effects in preclinical testing across multiple metabolic pathways involved in MASH. In these studies, by using RNA sequencing, we also observed suppression of genes associated with steatosis, inflammation and stellate cell fibrosis. Additionally, in Phase 1b trials of pemvidutide in subjects with MASLD, we observed profound rapid decreases and normalization in liver fat content and significant reductions in body weight and serum alanine aminotransferase (“ALT”) at both 12 weeks and 24 weeks of treatment. We believe that pemvidutide is one of the only MASH candidates currently in development that combines rapid effects on liver fat reduction and liver inflammation with significant weight loss.

Regulatory Basis for Clinical Trials of Pemvidutide

On November 9, 2020, we announced that we received clearance from the Human Research and Ethics Committee and filed a Clinical Trial Notification with the Australian regulatory authority prior to commencing our first-in-human trial of pemvidutide. On September 28, 2021, we announced that we received clearance of our Investigational New Drug (“IND”) Application in MASH from the U.S. Food and Drug Administration (“FDA”) prior to commencing our Phase 1b trial of pemvidutide in MASLD. On January 23, 2022, we further announced that we received clearance of our IND application from the FDA prior to commencing our 48-week MOMENTUM Phase 2 trial of pemvidutide in obesity. On October 24, 2023, the FDA granted fast track designation to pemvidutide for the treatment of MASH.

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

Unlike the majority of other clinical trials with agents within the GLP-1 class, including dual agonists and tri-agonists, dose titration, a gradual increasing of dose within a subject over a period of weeks to months to improve tolerability, was not used in the pemvidutide trial. Even without that dose titration, the symptoms experienced by subjects who received pemvidutide 1.2 mg and 1.8 mg were predominantly mild, did not require treatment and were consistent with known effects of GLP-1-based therapies. Tolerability was observed to decrease at the highest dose level. One subject receiving placebo and one subject receiving pemvidutide 1.8 mg had a 3 to 5-fold elevation in ALT levels over baseline that resolved rapidly after a pause in dosing. In this trial, no perturbations of glucose control, as assessed by fasting glucose and hemoglobin A1c (“HbA1c”), were observed in subjects with obesity/overweight with pre-diabetes; in fact, a reduction of insulin resistance was observed, as expected when significant weight loss is experienced.

Phase 1 Clinical Trial Results – Liver Fat Content

Although the trial inclusion criteria for the MAD study did not pre-specify a minimum liver fat content (“LFC”), the trial did enroll a number of subjects with measurable LFC as determined by magnetic resonance imaging – proton density fat fraction (“MRI-PDFF”). A post-hoc analysis of the trial data through 6 weeks showed that 8 subjects had hepatic steatosis, defined as liver fat content greater than or equal to 5% at baseline (LFC range from 5.5% to 19.5% in these 8 subjects). LFC fell below the limit of detection (“LOD”), or less than 1.5%, within 6 weeks of treatment in all subjects with steatosis receiving the 1.8 mg or 2.4 mg dose of pemvidutide, representing on average a greater than 90% reduction in the liver fat content (see chart below). These findings reinforce the results from preclinical studies of pemvidutide, in which we observed statistically greater reductions in liver fat than an equivalent dose of semaglutide. We believe these findings support the potential combined beneficial effects of weight loss and glucagon agonism on liver fat content.

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
LOD (limit of detection) = 1.5%; for absolute and relative ∆, values < LOD are set at 0.75%

Clinical Trial Results – 12-week Phase 1b (MASLD)

In September 2022, we announced the topline results from our 12-week Phase 1b clinical trial of pemvidutide in subjects with MASLD. The trial was a double-blind, placebo-controlled study. Subjects were randomized 1:1:1:1 to 1.2 mg, 1.8 mg, 2.4 mg pemvidutide or placebo administered weekly for 12 weeks. No dose titration was used with the 1.2 mg or 1.8 mg dose, while a short 4-week dose titration was employed at the 2.4 mg dose. The primary efficacy endpoint was the percent (%) reduction in LFC from baseline, and the key secondary efficacy endpoint was the % weight loss from baseline, both at 12 weeks of treatment. This MASLD trial was conducted without the adjunctive diet and exercise interventions that would have been the standard for obesity trials.

Ninety-four (94) subjects were randomized and treated at 13 sites across the U.S. Mean BMI at baseline was approximately 36 kg/m2 and mean LFC, as measured by MRI-PDFF, was approximately 22%. Twenty-seven (29%) subjects had type 2 diabetes at baseline, and approximately 75% of study subjects were of Hispanic ethnicity. The table below details the baseline study demographics.

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

*p < .05

The trial also met its key secondary endpoint of weight loss in all pemvidutide treatment groups. As portrayed in the following table, employing an efficacy estimand, mean weight losses of 4.9% (placebo-adjusted 4.7%) in subjects without diabetes and 4.4% in subjects with diabetes (placebo-adjusted 3.9%) were achieved at the 1.8 and 2.4 mg doses, respectively.

Population		Treatment
		Placebo (n = 24)	1.2 mg (n=23)	1.8 mg (n=23)	2.4 mg (n=24)
No diabetes, (% change)	LSM (SE)	-0.2 (0.7)	-3.4** (0.8)	-4.9** (0.8)	-3.5** (0.8)
Diabetes, (% change)	LSM (SE)	-0.5 (1.3)	-3.3* (1.1)	-3.8* (1.2)	-4.4* (1.3)
All subjects (% change)	LSM (SE)	-0.2 (0.7)	-3.4** (0.7)	-4.3** (0.7)	-3.7** (0.7)

LSM least square mean; *p < .05, **p<.001 compared to placebo

Pemvidutide was reported to be generally well tolerated. Gastrointestinal events comprised the majority of the adverse events (“AEs”). Even without dose titration, the symptoms experienced by subjects were predominantly mild and transient in nature, consistent with known GLP-1 class effects. No serious or severe AEs were reported. Two subjects treated with pemvidutide discontinued treatment due to AEs [1 (4.3%) at 1.8 mg and 1 (4.2%) at 2.4 mg], both secondary to gastrointestinal intolerability. No clinically significant ALT elevations (defined as an increase to 3-fold or greater the upper limit of normal) were observed. Glycemic control was unaffected, with no clinically meaningful changes in HbA1c or fasting glucose. Clinically meaningful reductions in systolic blood pressure were observed, along with the 2 to 3 beats per minute increase in heart rate typical for GLP-1 class of drugs. The table below summarizes the safety findings.

Characteristic		Treatment
		Placebo (n = 24)	1.2 mg (n=23)	1.8 mg (n=23)	2.4 mg (n=24)
Severe AEs	n (%)	0 (0.0%)	0 (0.0%)	0 (0.0%)	0 (0.0%)
Serious AEs (“SAE”s)	n (%)	0 (0.0%)	0 (0.0%)	0 (0.0%)	0 (0.0%)
AEs leading to treatment discontinuation	n (%)	0 (0.0%)	0 (0.0%)	1 (4.3%)	1 (4.2%)
Nausea	Mild, n (%)	3 (12.5%)	3 (13.0%)	6 (26.1%)	6 (25.0%)
	Mod, n (%)	0 (0.0%)	1 (4.3%)	6 (26.1%)	3 (12.5%)
Vomiting	Mild, n (%)	0 (0.0%)	3 (13.0%)	2 (8.7%)	2 (8.3%)
	Mod, n (%)	0 (0.0%)	0 (0.0%)	0 (0.0%)	0 (0.0%)
Diarrhea	Mild, n (%)	4 (16.7%)	3 (13.0%)	5 (21.7%)	1 (4.2%)
	Mod, n (%)	0 (0.0%)	0 (0.0%)	0 (0.0%)	0 (0.0%)
Constipation	Mild, n (%)	0 (0.0%)	3 (13.0%)	4 (17.4%)	1 (4.2%)
	Mod, n (%)	0 (0.0%)	1 (4.3%)	0 (0.0%)	0 (0.0%)

Clinical Trial Results – 24-week Phase 1b extension (MASLD)

In December 2022, we announced the topline results from our 24-week (12-week extension) Phase 1b clinical trial of pemvidutide in subjects with MASLD. Sixty-six (66) of the 83 subjects who completed the initial 12-week Phase 1b MASLD trial consented to participate in this 12-week extension trial to receive a total of 24 weeks of treatment, and 64 subjects were enrolled. The trial was conducted without adjunctive diet and exercise interventions and the double-blinding of the trial was maintained during the extension study. The same endpoints as the 12-week parent MASLD trial were employed, with a primary efficacy endpoint of percent (%) reduction in liver fat content; key secondary endpoints were reduction in liver inflammation, as measured by serum ALT levels and corrected T1 (“cT1”), and percent weight loss.

The population of the 12-week extension trial had similar baseline characteristics as the population of the parent, 12-week Phase 1b MASLD trial. At baseline, across all treatment groups, mean BMI was 36.7 kg/m2 and mean LFC, as measured by MRI-PDFF, was 22.2%. Type 2 diabetes was present in 26.6% of subjects and 73.4% of study subjects were of Hispanic ethnicity.

The trial met its primary endpoint in all pemvidutide treatment groups. At the 1.8 mg and 2.4 mg doses, subjects receiving pemvidutide achieved mean relative reductions of liver fat content of 75.2% and 76.4%, respectively; 92.3% and 100% of subjects at the 1.8 mg and 2.4 mg doses, respectively, achieved a 30% reduction in liver fat, 84.6% and 72.7% of subjects, respectively, achieved a 50% reduction in liver fat, and 53.8% and 45.5% of subjects, respectively, achieved normalization of liver fat content to below 5%. As in the 12-week Phase 1b MASLD trial, statistically significant declines in mean serum ALT levels were observed in all pemvidutide-treated subjects, and in subjects with baseline serum ALT ≥30 IU/L, ALT levels declined at least 17 IU/L at all pemvidutide dose levels. In a subset of subjects evaluated for cT1 response, 75.0% and 100% of subjects receiving 1.8 mg or 2.4 mg pemvidutide, respectively, achieved an 80 millisecond (ms) decrease in cT1 relaxation time. cT1 is an MRI-based quantitative metric for assessing a composite of liver inflammation and fibrosis. Elevated cT1 relaxation times have been associated with increased risk of major adverse cardiac events (“MACE”) and major adverse liver outcomes (“MALO”), and an 80 ms reduction has been associated with a 2-point reduction of NAFLD Activity Score (“NAS”).

The trial also met its key secondary endpoint of weight loss in all pemvidutide treatment groups. Employing an efficacy estimand, mean weight losses of 7.2% (placebo-adjusted 6.0%) in subjects without diabetes and 6.2% (placebo-adjusted 4.8%) in all subjects were achieved at the 1.8 mg dose. A summary of the key primary and secondary efficacy findings is below:

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

Normalization of liver fat defined as ≤ 5%; cT1 response define as an 80 ms change from baseline; LSM, least square mean

† High variability due to the small numbers of diabetic subjects (n = 5, 3, 6, 3 in respective treatment groups)

* p < .05; ** p < 0.01, *** p < 0.001, ****p < 0.0001 compared with placebo

Pemvidutide was generally well tolerated. A total of three serious or severe AEs were reported, each unrelated to study drug administration (chest pain post-elective cardiac stent placement; Salmonella infection; and hypertension greater than three weeks after the completion of treatment). Three AEs led to treatment discontinuation, one being the Salmonella infection, and mild (Grade 1) instances of abdominal pain AEs in two subjects, one (6.3%) at the 1.2 mg dose and one (6.7%) at the 1.8 mg dose. As expected, gastrointestinal events comprised the majority of AEs and were predominantly mild in nature. No clinically significant ALT elevations were observed. Meaningful reductions in systolic blood pressure were observed, and increases in heart rate, typical of the incretin class of agents, were minimal at 0 to 4 beats per minute and independent of dose. Below is a summary of the safety findings:

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

Phase 1b Trial – 12-Week Type 2 Diabetes Safety Trial

In March 2023, we announced topline results from a 12-week Phase 1b safety trial of pemvidutide, which evaluated the safety profile of pemvidutide in subjects with overweight or obesity and type 2 diabetes. The trial was comprised of 54 subjects randomized 1:1:1:1 to 1.2 mg, 1.8 mg, 2.4 mg pemvidutide or placebo administered weekly for 12 weeks. No caloric restrictions or lifestyle interventions were employed. Subjects were required to be 18-65 years of age with BMI ≥ 28 kg/m2 and type 2 diabetes on a stable regimen of diet and exercise, metformin with absent or mild GI symptoms, or SGLT-2 therapy for at least 3 months.

Subjects receiving pemvidutide achieved mean weight losses of 4.4%, 6.1% and 7.7% at the 1.2 mg, 1.8 mg, and 2.4 mg doses, respectively, over 12 weeks of treatment, with the placebo group experiencing a mean weight gain of 0.8% (efficacy estimand using MMRM analysis). Below is a summary of the efficacy findings:

Body weight		Placebo (n=14)	1.2 mg (n=14)	1.8 mg (n=13)	2.4 mg (n=13)
∆ Body weight, all subjects	%, LSM (SE)[1]	+0.8 (0.7)	-4.4 (1.1)***	-6.1 (1.6)***	-7.7 (1.4)***

1 MMRM (mixed model for repeated measures), *** p < 0.001 compared with placebo

Glucose homeostasis was maintained throughout the 12 weeks of treatment, with no significant changes in fasting glucose or HbA1c and no hyperglycemic AEs. No SAEs were observed in patients treated with pemvidutide. Rates of GI AEs were low, and there were no AEs leading to study discontinuation. Below is a summary of the safety findings:

		Placebo (n=14)	1.2 mg (n=14)	1.8 mg (n=13)	2.4 mg (n=13)
Glycemic Control
Fasting glucose
Baseline, mg/dL	mean (SD)	140.9 (41.6)	132.6 (25.0)	124.9 (31.0)	128.2 (22.8)
Week 24, mg/dL	mean (SD)	140.4 (45.4)	132.0 (32.8)	126.2 (15.7)	140.6 (28.7)
HbA1c
Baseline, %	mean (SD)	6.6 (1.3)	6.5 (1.0)	6.6 (0.7)	6.9 (0.7)
Week 24, %	mean (SD)	7.0 (1.4)	6.5 (0.5)	6.7 (0.8)	7.0 (0.6)
Adverse events (AEs)
Serious AEs	n (%)	1 (7.1%)[2]	0 (0.0%)	0 (0.0%)	0 (0.0%)
Discontinuations due to AE	n (%)	0 (0.0%)	0 (0.0%)	0 (0.0%)	0 (0.0%)
Hyperglycemia AEs	n (%)	0 (0.0%)	0 (0.0%)	0 (0.0%)	0 (0.0%)
Gastrointestinal AEs
Nausea AEs	Mild, n (%)	0 (0.0%)	0 (0.0%)	0 (0.0%)	2 (15.4%)
	Moderate, n (%)	0 (0.0%)	0 (0.0%)	0 (0.0%)	1 (7.7%)
Vomiting AEs	Mild, n (%)	0 (0.0%)	0 (0.0%)	1 (7.7%)	1 (7.7%)
	Moderate, n (%)	0 (0.0%)	0 (0.0%)	0 (0.0%)	0 (0.0%)
Diarrhea AEs	Mild, n (%)	0 (0.0%)	0 (0.0%)	1 (7.7%)	0 (0.0%)
	Moderate, n (%)	0 (0.0%)	0 (0.0%)	0 (0.0%)	0 (0.0%)
Constipation AEs	Mild, n (%)	1 (7.1%)	0 (0.0%)	0 (0.0%)	2 (15.4%)
	Moderate, n (%)	0 (0.0%)	0 (0.0%)	0 (0.0%)	0 (0.0%)

2 Cervical radiculopathy

MOMENTUM Phase 2 Obesity Trial – 48-Week Analysis

On November 30, 2023, we announced topline results from our 48-week MOMENTUM Phase 2 obesity trial of pemvidutide. The trial enrolled 391 subjects with obesity or overweight with at least one co-morbidity and without diabetes. Subjects were randomized 1:1:1:1 to 1.2 mg, 1.8 mg, 2.4 mg pemvidutide or placebo administered weekly for 48 weeks in conjunction with diet and exercise. The 1.2 mg and 1.8 mg doses were administered without dose titration, while a short 4-week titration period was employed for the 2.4 mg dose. Unlike other obesity studies with GLP-1 based agents, dose-reduction was not allowed. At baseline, subjects had a mean age of approximately 50 years, mean BMI of approximately 37 kg/m2 and mean body weight of approximately 104 kg. Approximately 75% of subjects were female.

At Week 48, subjects receiving pemvidutide achieved mean weight losses of 10.3%, 11.2%, 15.6% at the 1.2 mg, 1.8 mg, and 2.4 mg doses, respectively, compared to weight loss of 2.2% for placebo. A near-linear trajectory of continued weight loss was observed on the 2.4 mg dose at the end of treatment. Over 50% of subjects achieved at least 15% weight loss and over 30% of subjects achieved at least 20% weight loss on the 2.4 mg dose. As in prior clinical trials, pemvidutide resulted in robust reductions in serum lipids and improvements in blood pressure without imbalances in cardiac events, arrhythmias or clinically meaningful increases in heart rate. Glucose homeostasis was maintained, with no significant changes in fasting glucose or HbA1c. Below is a summary of the efficacy findings:

Primary Endpoint: Body weight		Placebo (N=97)	1.2 mg (N=98)	1.8 mg (N=99)	2.4 mg (N=97)
∆ Body weight, all subjects	%, LSM (SE)[1]	-2.2 (1.4)	-10.3 (1.4)***	-11.2 (1.4)***	-15.6 (1.4)***

Responder Analyses		Placebo (N=51)	1.2 mg (N=70)	1.8 mg (N=63)	2.4 mg (N=56)
% Subjects w/ ≥5% weight loss	%[2]	17.6%	68.6%****	76.2%****	83.9%****
% Subjects w/ ≥10% weight loss		3.9%	42.9%****	49.2%****	71.4%****
% Subjects w/ ≥15% weight loss		2.0%	21.4%**	28.6%***	51.8%****
% Subjects w/ ≥20% weight loss		2.0%	10.0%	9.5%	32.1%****

Secondary Endpoints		Placebo (N=50)	1.2 mg (N=69)	1.8 mg (N=58)	2.4 mg (N=55)
∆ Total cholesterol	%, LSM (SE)[3]	-2.8 (2.0)	-11.6 (1.7)**	-13.1 (1.9)***	-15.1 (2.0)***
∆ LDL cholesterol		-2.8 (4.1)	-6.2 (3.5)	-11.2 (3.8)	-9.9 (3.9)
∆ Triglycerides		+7.3 (4.6)	-21.7 (3.9)***	-22.3 (4.3)***	-34.9 (4.4)***

Blood Pressure and Heart Rate		Placebo (N=97)	1.2 mg (N=98)	1.8 mg (N=99)	2.4 mg (N=97)
∆ Systolic BP	mm Hg, LSM (SE)[1]	+3.5 (2.3)	-2.3 (2.2)	-1.6 (2.2)	-4.6 (2.3)
∆ Diastolic BP		+1.8 (1.4)	-2.1 (1.3)	-1.0 (1.3)	-2.9 (1.4)
∆ Heart rate	bpm, LSM (SE)[1]	-1.4 (1.6)	0.1 (1.5)	3.1 (1.5)	2.5 (1.6)

1MMRM, 2CMH (Cochran Mantel Haenszel), 3ANCOVA (analysis of covariance)

*p < .05; ** p < 0.05, *** p < 0.001, ****p < 0.0001 compared with placebo

More subjects receiving pemvidutide stayed on study compared to those receiving placebo, with 74.1% of pemvidutide subjects completing the trial compared to 61.9% of placebo subjects. Nausea and vomiting comprised the majority of AEs, which were predominantly mild to moderate in severity. Only one subject experienced a drug-related SAE, a case of vomiting at the 2.4 mg dose. Rates of AEs leading to treatment discontinuation were 6.2% in subjects receiving placebo and 5.1%, 19.2%, and 19.6% in subjects receiving 1.2 mg, 1.8 mg and 2.4 mg of pemvidutide, respectively. Study discontinuations related to study drug occurred in 2.1% of placebo subjects and 4.1%, 16.2% and 15.5% in subjects receiving 1.2 mg, 1.8 mg and 2.4 mg of pemvidutide, respectively, with most discontinuations due to AEs in the pemvidutide groups occurring in the first 16 weeks of treatment. No AEs of special interest or MACE were observed, and there were low rates of cardiac AEs, including arrhythmias, with no imbalance across pemvidutide or placebo groups. Below is a summary of the safety findings:

Adverse events (AEs)		Placebo (N=97)	1.2 mg (N=98)	1.8 mg (N=99)	2.4 mg (N=97)
SAEs related to study drug	N (%)	0 (0.0%)	0 (0.0%)	0 (0.0%)	1 (1.0%)[4]
All AEs leading to discontinuation	N (%)	6 (6.2%)	5 (5.1%)	19 (19.2%)	19 (19.6%)
Drug-related AEs leading to discontinuation	N (%)	2 (2.1%)	4 (4.1%)	16 (16.2%)	15 (15.5%)
Gastrointestinal AEs—mainly mild to moderate
Nausea	N (%)	11 (11.3%)	25 (25.5%)	59 (59.6%)	50 (51.5%)
Vomiting	N (%)	3 (3.1%)	6 (6.1%)	27 (27.3%)	27 (27.8%)
Diarrhea	N (%)	5 (5.2%)	8 (8.2%)	10 (10.1%)	18 (18.6%)
Constipation	N (%)	8 (8.2%)	17 (17.3%)	13 (13.1%)	22 (22.7%)
MACE	N (%)	0 (0.0%)	0 (0.0%)	0 (0.0%)	0 (0.0%)
Cardiac AEs including arrhythmias	N (%)	4 (4.1%)	3 (3.1%)	4 (4.0%)	3 (3.1%)

4 Vomiting

Summary of Glycemic Control		Placebo (N=50)	1.2 mg (N=68)	1.8 mg (N=58)	2.4 mg (N=55)
Fasting glucose
Baseline, mg/dL	mean (SE)	95.5 (1.5)	99.4 (1.4)	101.6 (1.4)	101.5 (1.6)
Week 48, mg/dL	mean (SE)	95.2 (1.5)	98.6 (1.7)	100.6 (1.6)	99.4 (2.0)
HbA1c
Baseline, %	mean (SE)	5.6 (0.0)	5.5 (0.0)	5.5 (0.1)	5.6 (0.0)
Week 48, %	mean (SE)	5.5 (0.0)	5.5 (0.0)	5.6 (0.1)	5.5 (0.1)

Clinical Development Plan

In August 2023 we initiated a 48-week Phase 2b trial, IMPACT, to evaluate the safety and efficacy of pemvidutide in subjects with MASH. The biopsy-driven trial is expected to enroll approximately 190 subjects with and without diabetes randomized 1:2:2 to receive 1.2 mg, 1.8 mg pemvidutide or placebo weekly for 48 weeks. The key efficacy endpoints are MASH resolution and fibrosis improvement after 24 weeks of treatment, with subjects to be followed for an additional 24 weeks to a total of 48 weeks for assessment of safety and additional biomarker responses. Top-line 24-week results from this trial are expected in the first quarter of 2025.

HepTcell

HepTcell is an immunotherapeutic product candidate for patients chronically infected with the hepatitis B virus (“HBV”). Approximately 300 million people worldwide live with chronic HBV infection, including approximately 2.4 million in the United States. Chronic HBV infection can lead to serious complications, including cirrhosis and liver cancer. Approximately 820,000 people die per year worldwide due to cirrhosis and liver cancer. Current antivirals prevent disease progression but rarely clear chronic infection. HepTcell is designed to drive CD4+ and CD8+ T-cell responses against all HBV genotypes in patients of all ethnic backgrounds. Stimulating T-cell responses in chronically infected HBV patients has been challenging because chronic infection with HBV strongly suppresses T-cell immunity directed against the virus. HepTcell focuses the T cell response on discrete, highly conserved regions of the HBV proteome. We believe our approach allows HepTcell to break immune tolerance by activating T-cells against critical viral sequences with decreased probability of immune escape due to viral mutation. HepTcell is based on our synthetic peptide technology platform and is given by intramuscular injection. In 2018, we completed a Phase 1 trial in the United Kingdom and South Korea in adult patients with chronic HBV. The HepTcell Phase 1 trial was a double-blinded, placebo-controlled, randomized, dose-escalation study that enrolled 61 subjects with chronic HBV who were HBeAg-negative and well-controlled on licensed antivirals. A total of 41 patients received one of two dose levels of HepTcell, with and without IC31®, a depot-forming TLR9 adjuvant developed by Valneva SE, while 20 control patients received either IC31® alone or placebo. Patients received three injections 28 days apart and were followed for six months after the final dose. All dose combinations were generally well-tolerated and met the primary endpoint of safety. In the two adjuvanted HepTcell arms, T-cell responses against HBV markedly increased over baseline compared to placebo.

The chart below presents the immunogenicity against hepatitis B epitopes that was demonstrated in our Phase 1 clinical trial:

We initiated a Phase 2 trial during the fourth quarter of 2020 in the United States, Canada, Europe and Asia that is a double-blind, randomized, placebo-controlled study of 80 adult patients with HBeAg-negative inactive CHB and HBsAg ≤ 200 IU/mL Patients with approximately low HBsAg are more likely to mount effective T cell responses against HBV than those with higher levels. The rationale for the study design is based in our understanding that HepTcell could be used in combination with newer, direct acting agents that may be more effective than the current nucleosides analogs in reducing HBsAg to this level. Accordingly, selection of patients with HBsAg levels ≤ 200 IU/mL may mimic the eventual combination of HepTcell with the newer antiviral drugs in development. HepTcell was being administered in six doses at the low dose level of HepTcell plus IC31® at 4-week intervals for 24 weeks, and patients will be followed for one year to evaluate safety and durability of response. The primary efficacy endpoint is virological response, defined as a 1-log reduction in HBsAg levels from baseline or HBsAg clearance at 24 weeks. Secondary efficacy endpoints include reactivation of anti-HBV T cell responses and other assessments of virologic response. Enrollment in this trial was completed in April 2023.

On March 27, 2024, we announced that the overall response in the Phase 2 trial was deemed to be insufficient to warrant further advancement in clinical trials. As a result, we have stopped any further development related to HepTcell.

Our Strategy

Key elements of our strategy include the following:

●	Strategically partner or out-license certain product candidates at later stages of development to focus our efforts on early to mid-stage product development;
●	In-license or acquire complementary metabolic or immunotherapeutic technologies and product candidates that are either synergistic or complementary to our capabilities to expand our pipeline; and

●	Apply our EuPort platform technologies to design and develop treatments for obesity, MASH and other metabolic diseases.

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

Key aspects of our EuPort technology, supported by findings in our preclinical studies and clinical trials, include its potential to:

●	increase the serum half-life of the peptide allowing for extended dosing intervals; and
●	slow the entry of the peptide into the circulation, decreasing the Cmax (maximal concentration) increasing the Tmax (time to maximal concentration) of the peptide, and potentially improving the tolerability of the peptide and preventing the increases in heart rate that have been observed with other agents.

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

Large and established companies such as Eli Lilly, Roche through its acquisition of Carmot and D&D Pharma, Novo Nordisk, Pfizer, AstraZeneca, Amgen, Boehringer Ingelheim and Merck, among others, compete in the same market as our product candidates. These companies compete with us with their greater experience and resources to support their research and development efforts, conduct testing and clinical trials, obtain regulatory approvals to market products, manufacture such products on a broad scale and market approved products. These companies also compete with us by having significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development and have collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the products that we develop obsolete. We also face competition from smaller companies who, like us, rely on investors to fund research and development and compete for co-development and licensing opportunities from large and established pharmaceutical companies.

We face competition for pemvidutide, our dual GLP-1/glucagon dual agonist for the treatment of obesity and MASH. For obesity, we face competition from companies such as Novo Nordisk, whose GLP-1 agonist, brand named Wegovy, or compound name semaglutide, was approved for weight loss in June 2021. Other companies with potentially competitive products or product candidates, include Eli Lilly with GLP-1/glucose-dependent insulinotropic polypeptide receptor (“GIP”) dual agonists, including Zepbound, or compound name tirzepatide, approved for obesity in November 2023; Boehringer Ingelheim, AstraZeneca, Innovent Biologics/Eli Lilly, and Roche through its acquisition of Carmot and D&D Pharma, with GLP-1/glucagon receptor dual agonists; Hanmi Pharmaceutical and Eli Lilly with GLP-1/glucagon/GIP triple agonists; Amgen with its GLP-1 agonist/GIP antagonist antibody; and Novo Nordisk with Amylin and Amylin-GLP-1 combination candidates. Other companies have been developing oral candidates for the treatment of obesity with GLP-1 monoagonist or GLP-1/GIP dual receptor agonists including Pfizer, Lilly, Structure Therapeutics, AstraZeneca through its acquisition of Eccogene and Roche through its acquisition of Carmot. In addition, Novo Nordisk has an FDA-approved oral GLP-1 therapy, Rybelsus or compound name semaglutide. We face competition in MASH from companies such as Madrigal Pharmaceuticals, Terns, Aligos and Viking Therapeutics, which are developing orally administered, thyroid hormone receptor (“THR”) β-selective agonist; Akero Therapeutics, 89Bio, Novo Nordisk and Boston Pharmaceuticals, which are developing fibroblast growth factor 21 (“FGF-21”) analogs; Novo Nordisk, which is developing a GLP-1 agonist; Merck/Hanmi Pharmaceutical, which is developing a GLP-1/glucagon dual agonist, Eli Lilly, which is developing a GLP-1/GIP dual agonist, Inventiva, which is developing a pan-peroxisome proliferator-activated receptor (“PPAR”) agonist; Sagimet which is developing a fatty acid synthetase inhibitor, HEC Pharma which is developing a GLP-1/FGF-21dual agonist; and Pfizer and Eli Lilly, which are developing small molecule GLP-1 agonists. In addition, many other small companies are developing other new technologies directed towards obesity or MASH.

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

Patent Rights Related to our EuPort Platform Technology

EuPort Technology — In-Licensed from Mederis Diabetes, LLC

Pursuant to a license agreement between the Company and Mederis Diabetes, LLC (“Mederis”) (the “Mederis IP License Agreement”), we are the exclusive licensee of patent rights owned by Mederis to develop and commercialize surfactant functionalized (“EuPort domain”) incretin-based peptide therapeutics, including (GLP-1-glucagon)/oxyntomodulin, and variants thereof, including pemvidutide, for any indication, and Mederis has certain patent rights granted back to it for the use of the EuPort technology outside of the Company’s exclusive field of incretin-based peptide therapeutics. The EuPort domain comprises a hydrophobic domain (e.g., substituted or unsubstituted alkyl chain) and a hydrophilic group (e.g., saccharide) conjugated to a non-terminal amino acid of the peptide. Patents under Mederis IP License Agreement have been granted in the United States, Japan and Korea, and applications are pending in the United States, Japan as well as other commercially relevant jurisdictions. The claims are directed to peptides (at least four amino acids in length), including peptides that bind receptors for glucagon and/or GLP-1, conjugated to an alkyl saccharide surfactant, including an alkyl glycoside surfactant. The patents and, if issued, the patent(s) resulting from the pending application(s) have an expiration date of no earlier than May 2032, not giving effect to any potential extensions and assuming payment of all associated fees. Patents subject to the Mederis IP License Agreement have also been granted in the United States, Canada, Europe, Korea, Australia, Israel and Japan, and applications are pending in the United States, Europe, Japan, China and other commercially relevant jurisdictions, wherein the claims are directed to specific GLP-1 and/or glucagon peptides conjugated to the EuPort domain. The patents and, if issued, the patent(s) resulting from the pending application(s) have an expiration date of no earlier than May 2035.

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

Pemvidutide, Dual GLP-1/Glucagon Dual Agonist for Obesity and MASH

We are the exclusive licensee of patent rights owned by Mederis to develop and commercialize surfactant functionalized (GLP-1-glucagon)/oxyntomodulin-based peptide therapeutics, and variants thereof, including pemvidutide, for any use including the treatment of obesity, metabolic syndrome, insulin resistance, diabetes and cardiovascular disease.

Patents under the Mederis IP License Agreement have been granted in the United States, Europe, Japan, Australia and Mexico with pending applications in the United States, Europe, Japan and Korea, as well as other commercially relevant jurisdictions. The claims are directed to GLP-1/glucagon dual agonist peptides conjugated to a surfactant and their use to treat metabolic syndrome, obesity and other related diseases. The patents and, if issued, the patent(s) resulting from the pending application(s) have an expiration date of no earlier than May 2032 and extending to May 2035, not giving effect to any potential extensions and assuming payment of all associated fees. Use of pemvidutide for treating MASH or MASLD (referred to as NASH or NAFLD in the patent and patent applications) is further covered by, and subject to the Mederis IP License Agreement, with a granted patent in the United States, and pending applications in the United States, Europe, Japan and other commercially relevant jurisdictions. The patents and, if issued, the patent(s) resulting from the pending patent applications, are expected to have an expiration date of no earlier than January 2039, not giving effect to any potential extensions and assuming payment of all associated fees.

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

Use of pemvidutide in methods for inducing weight loss is further covered in pending applications in the United States, Europe, Japan and Korea, as well as other commercially relevant jurisdictions owned by us and not subject to the Mederis IP License Agreement. The claims are directed to the use of pemvidutide in a therapeutic dosing regimen for chronic weight management. If issued, the patent(s) resulting from the pending application(s) have an expiration date of no earlier than December 2041, not giving effect to any potential extensions and assuming payment of all associated fees.

Use of pemvidutide in methods for reducing body weight in a human with fatty liver disease is further covered in United States patent application and corresponding international (PCT) patent application owned by us and not subject to the Mederis IP License Agreement, and from which we expect to file National Phase patent applications in commercially relevant jurisdictions. The claims are directed to the use of pemvidutide in methods for reducing body weight in a human with MASH or MASLD (referred to as NASH or NAFLD in the patent and patent applications), with or without also having type II diabetes. If issued, the patent(s) resulting from the pending application(s) have an expiration date of no earlier than September 2043, not giving effect to any potential extensions and assuming payment of all associated fees.

Use of pemvidutide in methods for reducing the risk of cardiovascular (CV) disease is further covered in a United States patent application and corresponding international (PCT) patent application owned by us and not subject to the Mederis IP License Agreement, and from which we expect to file National Phase patent applications in commercially relevant jurisdictions. The claims are directed to the use of pemvidutide in methods for reducing the risk of cardiovascular (CV) disease in a human with or without also having type 2 diabetes. If issued, the patent(s) resulting from the pending application(s) have an expiration date of no earlier than November 2043, not giving effect to any potential extensions and assuming payment of all associated fees.

HepTcell, Chronic Hepatitis B Immunotherapy

We have issued patents for HBV immunotherapy technology directed to compositions comprising fluorocarbon constructs with specific peptide HBV antigen sequences in the United States, Europe, Japan and Korea, and pending applications in the United States, Europe, Japan and China, as well as other commercially relevant jurisdictions. The claims are directed to HBV antigen peptide sequences comprising T-cell epitopes linked to fluorocarbon chains and compositions comprising a combination of HBV antigen peptide sequences. The patents, and if issued, the patent(s) resulting from the pending patent applications, are expected to have an expiration date no earlier than December 2033, not giving effect to any potential extensions and assuming payment of all associated fees. HepTcell is also covered by the patents and patent applications relating to our Densigen platform technology.

Use of HepTcell for treating patients with chronic HBV infection is further covered by a pending United States provisional patent application, from which we expect to file United States and international (PCT) patent applications. The claims are directed to treating patients with chronic HBV infection characterized with low hepatitis B surface antigen

(“HBsAg”). If issued, the patent(s) resulting from the pending patent application(s) are expected to have an expiration date no earlier than December 2044, not giving effect to any potential extensions and assuming payment of all associated fees.

United States Government Regulation

The FDA regulates drugs and biological products under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”), the Public Health Service Act (“PHS Act”), the regulations under Titles 21 and 42 of the Code of Federal Regulations (21 CFR and 42 CFR), as well as other federal, state and local statutes and regulations. The FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the testing, research, manufacturing, approval, safety, efficacy, labeling, packaging, storage, record keeping, distribution, import, export, reporting, sale, advertising and other promotional practices involving drugs and biological products. An IND application must be in effect before clinical testing of drugs and biological products can begin. FDA approval must be obtained before drugs and biological products can be marketed. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources, and each process may take several years to complete, although certain expedited programs potentially applicable to our product candidates, such as FDA fast track designation for certain new drugs with the potential to address unmet medical needs for certain serious or life-threatening conditions, may potentially expedite development and/or approval processes. Certain federal incentive programs are also potentially applicable to our product candidates, such as for “orphan drugs” that treat rare conditions. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all, and we may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our product candidates. In addition, the FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the products. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval. In addition, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could adversely affect our ability to commercialize our product candidates.

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

The clinical trial sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical trial protocol, to the FDA as part of the IND. Some preclinical studies may continue even after the IND is submitted. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. The FDA may also place the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Even after the IND has gone into effect and clinical testing has begun, the FDA may impose a partial or complete clinical hold on clinical trials due to safety concerns or non-compliance. A partial clinical hold can limit a trial, for example, to certain doses or for a certain length of time or to a certain number of subjects. A complete clinical hold order issued by the FDA would delay a proposed clinical study or suspend an ongoing study until all outstanding concerns have been adequately addressed and the FDA has notified the company that clinical investigations may proceed or resume. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once the trials have begun, issues will not arise that suspend or terminate such studies.

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

Under the Prescription Drug User Fee Act (“PDUFA”), as amended, each NDA or BLA must be accompanied by a significant application fee. PDUFA also imposes an annual prescription drug product program fee for biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business.

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

Although we would expect to be granted this 12-year period of exclusivity for our applicable product candidates, if approved, this period of reference product market exclusivity applies only to the biosimilar pathway and will not, for example, provide protection against any biological product for a similar indication that achieves FDA approval under a traditional NDA or BLA based on the sponsor’s own research data. There is also risk that the 12-year period of biological reference product exclusivity could be shortened due to congressional action, or that the FDA will not consider our product candidates, if they are approved, to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Once approved, biosimilars likely would compete with, and in some circumstances may be deemed under the law to be interchangeable with, the previously approved reference product. The extent to which a biosimilar, once approved, would be substituted for any one of our product candidates, if approved, in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. Given this uncertainty, there is risk that, if approved, a biosimilar competitor to one of our products could have an adverse impact on our business. In particular, a biosimilar could be significantly less costly to bring to market and priced significantly lower than our product, if approved by the FDA.

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

Employees and Human Capital Management

As of December 31, 2023, we had 59 full-time employees, 22 of whom hold M.D. or Ph.D. degrees and 37 of whom hold other advanced degrees. Of our total workforce, 39 are engaged primarily in research and development activities and 20 are engaged primarily in executive, finance and accounting, and administrative functions. As of December 31, 2023, 57 employees are located in the United States and 2 employees in the United Kingdom. Of our employees, 53% are female and 47% are male. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

Hybrid Culture

In the second quarter of 2020, we made the decision to move to a hybrid workplace model, which means that certain of our employees have the option to be 100% remote, work full-time in our office, or have the flexibility to work between office and remotely. This move provides our employees with continued flexibility to work in person, remotely or in a hybrid model.

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

We are a clinical-stage biotechnology company and have not yet generated revenues from product sales. To date, substantially all of our revenues have been derived from past grants and contracts with governmental agencies. We have incurred net losses in most periods since our inception, including a net loss of $88.4 million and $84.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we have an accumulated deficit of $466.3 million. To date, we have not received regulatory approvals for any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate product revenues or become profitable.

We have devoted most of our financial resources to research and development, including preclinical and clinical development of our product candidates. We have not completed pivotal clinical trials for any product candidate. Our leading product candidates remain in early-stage clinical development, and it may be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market a product candidate, our future revenues will depend upon the size of any markets in which our product candidates have received approval, our ability to achieve sufficient market acceptance, reimbursement from third-party payers and other factors.

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

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the FDA or other regulatory authorities to perform studies in addition to those currently expected, if there are any delays in completing our clinical trials or the development of any of our product candidates, or if we choose to perform additional studies for marketing purposes our expenses could increase.

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

We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also test our indefinite-lived intangible assets for impairment at least annually in the fourth quarter, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. The preliminary data from the HepTcell Phase 2 trial indicates that the results are not sufficient to warrant moving forward with this product candidate. As a result, we recorded non-cash impairment charges of $12.4 million for an acquired In-Process Research and Development asset in connection with the discontinuation of our product candidate HepTcell. This and other significant write-downs of our long-lived assets in the future could adversely affect our balance sheet and results of operations.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed would force us to delay, limit, reduce or terminate our product development or commercialization efforts.

We do not expect to generate revenue from product sales, licensing fees, royalties, milestones, contract research or other sources in an amount sufficient to fully fund our operations for the foreseeable future, if ever. Therefore, we will use our existing cash resources, and will require additional funds to maintain our operations, continue our research and development programs, commence future preclinical studies and clinical trials, seek regulatory approvals and manufacture and market our products. As of December 31, 2023, our cash, cash equivalents, restricted cash and short-term investments were $197.9 million. Based on our current operating plan, we believe that our existing cash will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least a twelve-month period from the issuance date of our December 31, 2023 financial statements. However, we do not expect that these funds will be sufficient to enable us to complete the clinical trials needed to seek marketing approval or commercialize any of our product candidates.

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

From time to time, we publish interim data, including interim top-line results or preliminary results from our clinical trials. Any interim data and other results from our clinical trials may materially change as more patient data become available. Preliminary or top-line results also remain subject to audit, validation and verification procedures that may result in the final data being materially different from the interim and preliminary data we previously published. As a result, interim and preliminary data may not be predictive of final results and should be viewed with caution until the final data are available. We may also arrive at different conclusions, or considerations may qualify such results, once we have received and fully evaluated additional data. Differences between preliminary or interim data and final data could adversely affect our business.

The manufacture of our product candidates is complex and we may encounter difficulties in production, particularly with respect to acquisition of materials, process development or scaling-up of our manufacturing capabilities.

The manufacture of our product candidates is complex, highly regulated and subject to multiple risks. The complex processes associated with the manufacture of our product candidates expose us to various manufacturing challenges and risks, which may include delays in manufacturing our product candidates, limits on our ability to increase manufacturing capacity, and the potential for product failure and product variation that may interfere with our clinical development plans and add additional costs. It is possible that we will make changes to our manufacturing process at various points during product development or commercialization for various reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate, or other reasons. Such changes can be costly and carry the risk that they will not achieve their intended objectives, or these changes could cause our product candidates to perform differently and affect the results of current or future clinical trials, or the performance of a commercialized product. In some circumstances, changes in the manufacturing process may require us to perform analytical or clinical comparability studies and to collect additional data prior to undertaking more advanced clinical trials, and such studies may introduce additional costs or delays to the program. We may be required to collect additional clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If clinical data are not ultimately comparable to that seen in the earlier trials in terms of safety or efficacy, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development or commercialization of the associated product candidate.

Compliance with cGMP requirements and other quality or regulatory issues may arise with our current or any future contract manufacturing organizations (“CMOs”). Furthermore, ongoing stability studies subsequent to manufacture must be periodically conducted to demonstrate that each of our product candidates do not undergo unacceptable deterioration over its shelf life. If issues affecting the quality of our product candidates or those of our CMOs are discovered, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the issue. To the extent any adversely affected material is being used in an ongoing clinical trial, the FDA could impose a clinical hold on our trial to investigate and remedy the quality issue. We cannot assure that any manufactured product or product candidate will not suffer a loss in stability or that other issues relating to the manufacture of our product candidates will not occur in the future.

Additionally, our CMOs may experience manufacturing difficulties due to resource constraints, including manufacturing capacity, material constraints, or as a result of labor disputes or unstable political environments. If our CMOs were to encounter any of these difficulties, our ability to provide our product candidate to patients in clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming and uncertain as to outcome. We cannot guarantee that clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

●	delays or failure in reaching a consensus with regulatory agencies on trial design;
●	delays or failure in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites;
●	delays or failure in obtaining required approvals from the IRB or other similar committees or bodies at each clinical trial site;
●	imposition of a clinical hold by regulatory agencies for any reason, including safety concerns raised by other clinical trials of similar product candidates that may reflect an unacceptable risk with the patient population, technology platform, product stability or after an inspection of clinical operations or trial sites;
●	failure to perform clinical trials in accordance with the FDA’s GCP or applicable regulatory guidelines in other relevant countries;
●	delays or failure in the testing, validation, manufacturing and delivery of the product candidates to the clinical sites, including as a result of supply chain delays in obtaining materials for the manufacture of our clinical trial materials;
●	the number of patients required for our clinical trials may be larger than we anticipate, enrollment in our clinical trials may be slower than we anticipate or participants may withdraw from our clinical trials, fail to complete dosing or fail to return for post-treatment follow-up at higher rates than we anticipate, any of which could result in significant delay;
●	withdrawal of clinical trial sites from our clinical trials, including as a result of changing standards of care or the ineligibility of a site to participate;
●	occurrence of serious adverse events in clinical trials that are associated with the product candidate that are viewed to outweigh its potential benefits;
●	our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators or funders may require us, to conduct additional preclinical testing or clinical trials or to abandon projects that we expected to be promising;
●	our third-party contractors (such as CROs, product manufacturers, or investigators) may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;
●	fraudulent activity by a clinical researcher, if discovered, could preclude the submission of clinical data prepared by that researcher, lead to the suspension or substantive scientific review or one or more of our marketing applications by regulatory agencies;
●	the cost of our clinical trials may be greater than we anticipate;
●	additional trials may be necessary, including trials to analyze different dose strengths or dosing schemes;

●	the regulatory requirements for product approval may not be explicit, may evolve over time and may diverge by jurisdiction;
●	evolution in the standard of care that require amendments to ongoing clinical trials and/or the conduct of additional preclinical studies or clinical trials; or
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

Identifying and qualifying subjects to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit subjects to participate in testing our product candidates. If subjects are unwilling to participate in our trials due to restrictions on travel or healthcare institution policies, negative publicity from adverse events in the biotechnology industries, public perception of vaccine safety issues or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether.

We may not be able to identify, recruit and enroll a sufficient number of subjects, or those with required or desired characteristics to achieve diversity in a trial, to complete our clinical trials in a timely manner. Subject enrollment is affected by several factors, including:

●	severity of the disease under investigation;
●	design of the trial protocol;
●	size of the patient population;
●	eligibility criteria for the trial in question;

●	perceived risks and benefits of the product candidate being tested;
●	willingness or availability of subjects to participate in our clinical trials;
●	proximity and availability of clinical trial sites for prospective subjects;
●	our ability to recruit clinical trial investigators with appropriate competencies and experience;
●	availability of competing vaccines and/or therapies and related clinical trials;
●	efforts to facilitate timely enrollment in clinical trials;
●	our ability to obtain and maintain subject consents;
●	patient referral practices of physicians; and
●	ability to monitor subjects adequately during and after treatment.

We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible subjects to participate in the clinical trials required by regulatory agencies.

Even if we enroll a sufficient number of eligible subjects to initiate our clinical trials, we may be unable to maintain participation of these subjects throughout the course of the clinical trial as required by the clinical trial protocol, in which event we may be unable to use the research results from those subjects. For example, we may face difficulties in identifying patient populations with active disease to enroll in clinical trials of HepTcell in patients with chronic HBV. Other clinical trials involving patients with active HBV have sometimes faced difficulties in working with these patient populations, which may include significant numbers of individuals with difficulties with treatment compliance, such as active drug users. While we are developing strategies to address this issue, there is no guarantee that these strategies will prove successful.

If we have difficulty enrolling and maintaining the enrollment of a sufficient number of subjects to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business.

It may be difficult to predict the time and cost of product development for our product candidates, and unforeseen problems may prevent further development or approval of our product candidates.

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

Any third parties conducting aspects of our preclinical studies or clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with such third parties, we cannot control whether they devote sufficient time and resources to our preclinical studies and clinical trials. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they cannot perform their contractual duties or obligations due to the impacts of public health crises on their operations or at the sites they are overseeing, if they need to be replaced or if the quality or accuracy of the preclinical or clinical data they obtain is compromised due to the failure to adhere to our protocols or regulatory requirements or for other reasons, our development timelines, including clinical development timelines, may be extended, delayed or terminated and we may not be able to complete development of, receive regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

Large and established companies such as Eli Lilly, Roche, Novo Nordisk, Pfizer, AstraZeneca, Amgen, Boehringer Ingelheim and Merck, among others, compete in the same market as our product candidates. These companies compete with us with their greater experience and resources to support their research and development efforts, conduct testing and clinical trials, obtain regulatory approvals to market products, manufacture such products on a broad scale and market approved products. These companies also compete with us by having significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development and have collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the products that we develop obsolete. We also face competition from smaller companies who, like us, rely on investors to fund research and development and compete for co-development and licensing opportunities from large and established pharmaceutical companies.

We face competition for pemvidutide, our dual GLP-1/glucagon dual agonist for the treatment of obesity and MASH. For obesity, we face competition from companies such as Novo Nordisk, whose GLP-1 agonist, brand named Wegovy, or compound name semaglutide, was approved for weight loss in June 2021. Other companies with potentially competitive products or product candidates, include Eli Lilly with GLP-1/glucose-dependent insulinotropic polypeptide receptor (“GIP”) dual agonists, including Zepbound, or compound name tirzepatide, approved for obesity in November 2023; Boehringer Ingelheim, AstraZeneca, Innovent Biologics/Eli Lilly, and Roche through its acquisition of Carmot and D&D Pharma, with GLP-1/glucagon receptor dual agonists; Hanmi Pharmaceutical and Eli Lilly with GLP-1/glucagon/GIP triple agonists; Amgen with its GLP-1 agonist/GIP antagonist antibody; and Novo Nordisk with Amylin and Amylin-GLP-1 combination candidates. Other companies have been developing oral candidates for the treatment of obesity with GLP-1 monoagonist or GLP-1/GIP dual receptor agonists including Pfizer, Lilly, Structure Therapeutics, AstraZeneca through its acquisition of Eccogene and Roche through its acquisition of Carmot. In addition, Novo Nordisk has an FDA-approved oral GLP-1 therapy, Rybelsus or compound name semaglutide. We face competition in MASH from companies such as Madrigal Pharmaceuticals, Terns, Aligos and Viking Therapeutics, which are developing orally administered, thyroid hormone receptor (“THR”) β-selective agonist; Akero Therapeutics, 89Bio, Novo Nordisk and Boston Pharmaceuticals, which are developing fibroblast growth factor 21 (“FGF-21”) analogs; Novo Nordisk, which is developing a GLP-1 agonist; Merck/Hanmi Pharmaceutical, which is developing a GLP-1/glucagon dual agonist, Eli Lilly, which is developing a GLP-1/GIP dual agonist, Inventiva, which is developing a pan-peroxisome proliferator-activated receptor (“PPAR”) agonist; Sagimet which is developing a fatty acid synthetase inhibitor, HEC Pharma which is developing a GLP-1/FGF-21dual agonist; and Pfizer and Eli Lilly, which are developing small molecule GLP-1 agonists. In addition, many other small companies are developing other new technologies directed towards obesity or MASH.

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

If we fail to establish and maintain strategic partnerships related to pemvidutide, we will bear all of the risk and costs related to its development which could negatively affect the development of pemvidutide and materially affect our business and financial condition.

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

If any current or future product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payers, and others in the medical community. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

●	efficacy and potential advantages compared to alternative treatments;
●	the ability to offer our products, if approved, for sale at competitive prices;
●	convenience and ease of administration compared to alternative treatments;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the ability to obtain sufficient third-party coverage and adequate reimbursement, including with respect to the use of the approved product as a combination therapy;
●	the cost of treatment in relation to alternative treatments, including generic products;

●	the extent and strength of our third-party manufacturer and supplier support;
●	the extent and strength of marketing and distribution support;
●	any limitations or warnings contained in a product’s approved labeling;
●	any distribution and use restrictions imposed by the FDA or other regulatory authorities outside the United States or that are part of a REMS or voluntary risk management plan; and
●	the prevalence and severity of any side effects, including the tolerability and effect on comorbidities relative to alternative treatments.

For example, even if our products have been approved by the FDA, physicians and patients may not immediately be receptive to them and may be slow to adopt them. If our products do not achieve an adequate level of acceptance among physicians, patients and third-party payers, we may not generate meaningful revenues and we may not become profitable.

We may not be able to comply with the requirements of foreign jurisdictions in conducting trials within the United Kingdom, European Union (“EU”) or any other foreign country.

We have in the past conducted clinical trials in the U.S. and other countries; and future clinical trials may be conducted in other foreign jurisdictions. Our ability to successfully initiate, enroll and complete a clinical trial in any other foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

●	difficulty in establishing or managing relationships with CROs and physicians;
●	different standards for the approval and conduct of clinical trials;
●	our inability to locate qualified local consultants, physicians and partners; and
●	the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of the conduct of clinical trials, pharmaceutical and biotechnology products and treatment.

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

Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as COVID-19. Such risks include significant volatility, uncertainty and worldwide economic disruption which resulted in an economic slowdown of potentially extended duration. Similar events in the future could impact our operations, including the potential interruption of our clinical trial activities, regulatory reviews and our supply chain. For example, future outbreaks of infectious disease, such as COVID 19, and any future variants or subvariants that may emerge, may delay preclinical testing and enrollment in our clinical trials due to prioritization of laboratory and hospital resources toward the outbreak or other factors, and some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results and could delay our ability to obtain regulatory approval and commercialize our product candidates.

The spread of an infectious disease, including COVID 19, its subvariants and other SARS-CoV-2 viruses, may affect the operations of key governmental agencies, such as the FDA, which may delay the development of our product candidates or also result in the inability of our suppliers to deliver components or raw materials on a timely basis or at all. In addition, hospitals may reduce staffing and reduce or postpone certain treatments in response to the spread of an infectious disease. Third parties and CROs on which we rely may also reduce staffing which could impact our ability to continue preclinical testing and clinical trials on expected timeframes. Such events may result in a period of business disruption, and in reduced operations, or doctors and medical providers may be unwilling to participate in our clinical trials, any of which could materially affect our business, financial condition and results of operations.

In response to COVID 19 related government and public health directives and orders, we implemented and continue to maintain work-from-home and hybrid policies for certain employees. The effects of these policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines and could negatively impact our business, operating results and financial condition.

In addition, the trading prices for our common stock and other biopharmaceutical companies may be highly volatile as a result of a pandemic, epidemic or the spread of infectious disease. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. A significant outbreak of infectious disease could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations.

Labor shortages and constraints in the supply chain could adversely affect our results of operations.

A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies, increased wages offered by other employers, vaccine mandates and other government regulations and our responses thereto. As more employers offer remote work, we may have more difficulty recruiting for jobs that require on-site attendance. If we are unable to hire and retain employees capable of performing at a high-level, our business could be adversely affected. A sustained labor shortage, lack of skilled labor, or increased turnover within our employee base, caused by a pandemic, epidemic or the spread of infectious disease or as a result of general macroeconomic factors, could have a material adverse impact on our business and operating results.

In addition, recent developments in the national and worldwide supply chain slowdown, including as a result of the conflict in Israel and the Gaza Strip, and the conflict in Ukraine, have resulted in increased cost and reduced supply for supplies and materials. It is impossible to predict how long this supply chain slowdown will last or how much it will impact our business operations, but it is likely that our costs will increase for supplies.

Our overall performance depends in part on worldwide economic conditions and uncertainties.

Global inflation rates have increased to levels not seen in several decades, which may result in increases in our operating costs, including our labor costs, constrained credit and liquidity, reduced government spending and volatility in financial markets which may adversely affect the Company’s business and financial condition. Additionally, the upcoming 2024 U.S. Presidential election could cause additional legal, political and economic uncertainty. The Federal Reserve and other international government agencies have raised, and may again raise, interest rates in response to concerns over inflation risk. Increases in interest rates on credit and debt that would increase the cost of any borrowing that we may make from time to time and could impact our ability to access the capital markets.

Our acquisitions may expose us to unknown liabilities.

Because we have historically acquired all the outstanding shares of most of our acquired companies, our investment in those companies are or will be subject to all of their liabilities other than their respective debts which we paid or will pay at the time of the acquisitions. If there are unknown liabilities or other obligations, our business could be materially affected. We may also experience issues relating to internal controls over financial reporting, issues that could affect our ability to comply with the Sarbanes-Oxley Act, tax examinations by the IRS or state tax authorities, or issues that could affect our ability to comply with other applicable laws.

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

We had U.S. federal and state net operating loss carryforwards of approximately $152.7 million and $143.3 million, respectively, as of December 31, 2023, of which a portion of the federal and state amount of $7.1 million and $143.3 million, respectively, has a 20-year carry forward period that will expire at various dates beginning in 2024. Under current law, the remaining federal amount of $145.6 million has an indefinite life and generally may not be carried back to prior taxable years. For net operating losses arising in taxable years beginning after December 31, 2017, we are permitted a net operating loss deduction that is limited to 80% of our taxable income in such year. The net operating loss carryforwards are subject to a 382-limitation related to ownership changes. Under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its net operating losses (“NOLs”), to offset U.S. federal and state taxable income. For these purposes, an ownership change generally occurs in the event of a cumulative change in ownership of the Company of more than 50% within any three-year period. We have reviewed our stock ownership for any ownership changes as defined under IRC Section 382 from January 1, 2021 through November 3, 2023 and determined that the ownership change was less than 50% during that period. Our existing NOLs are subject to limitations arising from previous ownership changes impacting the timing and amount, and the impact of such changes is reflected in the NOL amounts disclosed above. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change. Accordingly, we may not be able to utilize a material portion of our NOLs and this could harm our future operating results by effectively increasing our future tax obligations.

As of December 31, 2023, we have recorded a valuation allowance of $83.0 million against our net deferred tax asset.

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

Fast track designation by the FDA may not lead to a faster development or regulatory review or approval process, and does not assure FDA approval of any product candidates that we may develop.

FDA’s fast track program is intended to expedite the development of certain qualifying products intended for the treatment of serious diseases and conditions. If a product candidate is intended for the treatment of a serious or life threatening condition and preclinical or clinical data demonstrate the product’s potential to address an unmet medical need for this condition, the sponsor may apply for FDA fast track designation. In October 2023, we announced that the FDA granted fast track designation to our clinical program investigating pemvidutide for the treatment of MASH. Even with fast track designation, we may not experience a faster development process, review or approval for pemvidutide compared to conventional FDA procedures, and fast track designation does not ensure that a product candidate will receive marketing approval at all. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

We may also be subject to competition from biosimilar products in the EU. To date, many biosimilar products have been authorized by the European Commission, after application at EMA for a centralized marketing authorization. As in the United States the regulatory approval pathway for biosimilar products in the EU is abbreviated. A biosimilar sponsor must however still provide all of the preclinical and clinical data required to demonstrate the similarity of their product with the reference product. The level of data required is assessed on a case-by-case basis, but it will be less than that required for an original biological product. The pathway is more complex than the abridged procedure that may be followed to obtain authorization of a generic version of a non-biological product, but it would still allow the biosimilar product to be brought to market more quickly and less expensively than our original product. That said, in the EU, applications for marketing authorizations in relation to biosimilar products are subject to the same data and market exclusivity rules that apply to generic non-biologic products so no biosimilar product can be approved or placed on the market during the period such exclusivity applies to our product. Marketing authorization of a biosimilar product in the EU does not guarantee that the biosimilar product may be substituted for the reference product. Interchangeability of a biosimilar product with the reference product is not assessed by the EMA but this determination is left to each of the member states. We cannot know at this stage the extent to which any biosimilar product would be interchangeable with our reference product, and this may vary between member states.

We may pursue pediatric exclusivity for one or more of our product candidates but may not succeed in obtaining it. There is also a risk that a competitor may achieve pediatric exclusivity that would delay any potential approvals of our product candidates. In the United States, the FDA has the authority to award additional exclusivity for approved products where the sponsor conducts specified testing on pediatric or adolescent populations upon the written request of the FDA. If granted, pediatric exclusivity may add six months to certain patents or regulatory exclusivity periods for an approved drug, and to regulatory exclusivity periods for an approved biological product. In the EU, pediatric studies are also incentivized by the reward of additional exclusivity. Pediatric Investigation Plans (“PIPs”) must be agreed with the Pediatric Committee of the EMA, unless a waiver or deferral applies with respect to the product. Where an application for a marketing authorization is submitted in respect of a medicinal product designated as an orphan medicinal product and that application contains the results of studies conducted in compliance with an approved PIP, market exclusivity for that orphan medicinal product may be extended by two years. Where an application for a marketing authorization is submitted in respect of a medicinal product that is not designated as an orphan medicinal product and that application contains the results of studies conducted in compliance with an approved PIP, it may be possible to obtain a six month extension of a supplementary protection certificate extending patent protection for a medicinal product.

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

Patents have a limited lifespan. In most countries, including the United States, the natural expiration of a patent is 20 years from the date that the application for the patent is filed. In some cases, the term of a U.S. patent is shortened by a terminal disclaimer that reduces its term to that of an earlier-expiring patent. Various extensions of patent term may be available in particular countries; however, in all circumstances the life of a patent, and the protection it affords, has a limited term. If we encounter delays in obtaining regulatory approvals, the period of time during which we could market a product under patent protection could be reduced. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. Such possible extensions include those permitted under the Drug Price Competition and Patent Term Restoration Act of 1984 in the United States, which permits a patent term extension of up to five years to cover an FDA-approved product. The actual length of the extension will depend on the amount of patent term lost while the product was in clinical trials. However, the applicable authorities, including the USPTO and FDA in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available and may refuse to grant extensions to our patents, or may grant more limited extensions than we request, or may not grant regulatory exclusivity. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data, and then may be able to launch their product earlier than might otherwise be the case.

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

We are a party to a number of license agreements that are important to our business, and we may enter into additional license agreements in the future. Certain of our in-licensed intellectual property covers, or may cover, EuPort technology, and certain of our product candidates including pemvidutide. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other of our obligations. If there is any conflict, dispute, disagreement or issue of non-performance between the Company and our licensing partners regarding our rights or obligations under the license agreements, including any such conflict, dispute or disagreement arising from our failure to satisfy payment obligations under any such agreement, we may owe damages, our licensor may have a right to terminate the affected license, and our ability to utilize the affected intellectual property in our product discovery and development efforts and our ability to enter into collaboration or marketing agreements for an affected product candidate may be adversely affected.

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

We rely on, and expect to continue to rely on, third parties to manufacture our product candidates and related materials for our products, if approved, as well as for our clinical trials and preclinical studies, and these third parties may not perform satisfactorily.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates ourself, including:

●	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
●	reduced control as a result of using third-party manufacturers for all aspects of manufacturing activities, including regulatory compliance and quality assurance. We do not have control over third party manufacturers’ compliance with these regulations and standards, but we may ultimately be responsible for any of their failures;
●	delays as a result of manufacturing problems or re-prioritization of projects at a third-party manufacturer;
●	our third-party manufacturers might be unable to formulate and manufacture our product candidates in the volume and of the quality required to meet our clinical and commercial needs, if any;
●	termination or non-renewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
●	the possible misappropriation of our proprietary information, including our trade secrets and know-how or infringement of third-party intellectual property rights by our contract manufacturers; and
●	disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy or change in ownership of the manufacturer or supplier.

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

If we fail to establish and maintain strategic partnerships related to our product candidates, including pemvidutide, we will bear all of the risk and costs related to the development of any such product candidate, and we may need to seek additional financing, hire additional employees and otherwise develop expertise which we do not have and for which we have not budgeted. This could negatively affect the development of any unpartnered product candidate and materially affect our business and financial condition.

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

Our operations and those of our business partners, such as CROs, vendors and others that manage sensitive data, are highly dependent on information technology systems, including Internet-based systems, which may be vulnerable to damage or interruption from, among other things, computer viruses, computer hackers, phishing attacks, ransomware, malware, social engineering, malicious code, employee theft, fraud, misconduct or misuse, denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures, breakdown, wrongful intrusions, data breaches and malicious attack. Information security risks have generally increased in recent years. Our systems, and those of our third-party providers, are potentially vulnerable to data security breaches or cyberattack, whether by employees or others, which may expose sensitive data to unauthorized persons. A data security breach or compromise could lead to the loss of trade secrets or other intellectual property, the value of which may be contingent upon maintaining our confidentiality, or could lead to the public exposure of personal information (including sensitive personal medical information) of clinical trial participants, our employees and others, or adversely impact the conduct of scientific research and clinical trials, including the submission of research results to support marketing authorizations. This could require us to expend significant efforts and resources or incur significant expense to eliminate these problems and address related security concerns. In addition, procedures and safeguards must continually evolve to meet new data security challenges, and enhancing protections, and conducting investigations and remediation, may impose additional costs on the Company. If we or our third-party providers were to experience a cybersecurity compromise or breach or other security incident, suffer a breakdown in our systems, storage, distribution or tracing, we could experience significant disruptions affecting our business, supply chain interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary, personal or confidential information, and reputational harm which could negatively impact our relationship with our customers, partners, vendors and other third parties, and fines and penalties resulting from claims against us by private parties and/or governmental agencies.

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

Our business operations and activities may be directly or indirectly subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal FCA, and their implementing regulations. If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as proposed and future sales, marketing and education programs.

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

For example, in the United States there is significant interest in promoting health care reform, as evidenced by the enactment in the United States of the Affordable Care Act of 2010 (the “Health Care Reform Law”). The Health Care Reform Law substantially changed the way health care is financed by both governmental and commercial payers and significantly impacts the pharmaceutical industry. The Health Care Reform Law contains provisions that may reduce the profitability of drug products, including, for example, by increasing the minimum rebates owed by manufacturers under the Medicaid Drug Rebate Program, extending the rebate program to individuals enrolled in Medicaid managed care plans, addressing a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and imposing certain annual fees based on pharmaceutical companies’ share of sales to federal health care programs.

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

Certain provisions of the Health Care Reform Law have been subject to judicial challenges, as well as efforts to repeal, replace or otherwise modify them or to alter their interpretation or implementation. For example, the Tax Cuts and Jobs Act of 2017, eliminated the tax-based payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, as amended, commonly referred to as the “individual mandate,” effective January 1, 2019. Further, the Bipartisan Budget Act of 2018 among other things, amended the Medicare statute, effective January 1, 2019, to reduce the coverage gap in most Medicare prescription drug plans, commonly known as the “donut hole,” by raising the manufacturer discount under the Medicare Part D coverage gap discount program from 50% to 70%. Additional legislative changes, regulatory changes and judicial challenges related to the Health Care Reform Law remain possible. It is unclear how the Health Care Reform Law and its implementation, as well as efforts to repeal, replace or otherwise modify, or invalidate, the Health Care Reform Law, or portions thereof, will affect our business. We cannot predict what affect further changes to the Health Care Reform Law would have on our business, especially including under the Biden administration.

In addition, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. For example, the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, among other things, created measures for spending reductions by Congress that include aggregate reductions of Medicare payments to providers of on average 2% per fiscal year, which remain in effect through 2032. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. The U.S. American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our drug candidates for which we may obtain regulatory approval or the frequency with which any such drug candidate is prescribed or used.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022 (IRA), for example, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby eliminating the so-called coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

We must operate in compliance with various data privacy and security regulations in the United States by both the federal government and the states in which we conduct our business, as well as in other jurisdictions outside of the United States, such as the U.K., the European Economic Area (“EEA”) and Asia, where we conduct clinical trials. Our operations entail the collection, use, disclosure, transfer, and processing of sensitive and personal information. Further, our operations extend to commercial partnerships and third-party processors, each of which may be governed by their distinct privacy regulations and cybersecurity laws. These laws are continually evolving and subject to varying interpretations, which requires us to periodically update policies and procedures to maintain compliance.

In the U.S., we may be subject to data privacy and security laws and regulations by both the federal government and the states in which we conduct our business, including, for example, state data breach notification laws, state health information and/or genetic privacy laws and federal and state consumer protection laws (e.g., Section 5 of the FTC Act and the California Consumer Privacy Act (“CCPA”)), which, govern the collection, use, disclosure, and protection of health-related and other personal information. Many of these laws and regulations differ from each other in significant ways and the impact of such laws may vary, thus potentially complicating compliance efforts. Compliance with these laws is difficult, constantly evolving, and time consuming, thus we may be required to incur substantial costs and expenses in order to comply with them. Federal regulators, state attorneys general, and plaintiffs’ attorneys, including class action attorneys, have been and will likely continue to be active in this space.

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

The CCPA, for example, establishes data privacy rights for individuals located in California and imposes certain requirements for how businesses can collect and use personal data about them. The California Privacy Rights Act, or CPRA, significantly modified the CCPA and imposes additional obligations on covered businesses, including by expanding consumers’ rights with respect to their personal data and establishes a state agency vested with the authority to enforce the CCPA. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Other states, such as Virginia, Colorado, Utah Connecticut, Texas, Oregon, Tennessee, Delaware and Iowa have recently passed or enacted similar, comprehensive privacy and data protection legislation. Many state privacy and data protection laws differ from each other in significant ways, and it is not yet fully clear how such laws will be enforced and interpreted. The obligations to comply with the CCPA and other evolving legislation may require us, among other things, to update our notices and develop new processes internally and with our partners.

In Europe, the collection and use of personal information, including health data, is governed by the EU’s General Data Protection Regulation and the United Kingdom’s implementation of the same (collectively, the “GDPR”). The GDPR is wide-ranging in scope and imposes numerous requirements on covered companies, including requirements related to individual notice regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR. Noncompliance can result in penalties of up to the greater of EUR 20 million, or 4% of annual global company revenues. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

While we expect to have substantially compliant programs and controls in place to comply with the GDPR requirements , our compliance with the regulation is likely to impose additional costs on us and we cannot predict whether the interpretations of the requirements, or changes in our practices in response to new requirements or interpretations of the requirements could have a material adverse effect on our business. There is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Any investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical collaboration partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to do business with us due to the potential risk of exposure as a result of the current and future data protection obligations imposed on them by certain data protection authorities in interpretation of European privacy and data protection laws, including the GDPR. Such clients or partners may view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to continue their relationship with us. Any of the foregoing could materially harm our business, prospects, financial condition and results of operations and prospects, and we may be required to incur substantial costs and expenses in an effort to comply with our legal and regulatory obligations.

While data generally flows freely between the U.K. and the EEA and vice versa as a result of adequacy decisions and regulations, to enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with the GDPR. On June 4, 2021, the European Commission issued new forms of standard contractual clauses (“SCCs”) for data transfers from controllers or processors in the EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EEA (and not subject to the GDPR). As of December 27, 2022 the new SCCs replace the SCCs that were adopted previously under the EU Data Protection Directive. The UK is not subject to the European Commission’s new SCCs, and instead it has published the UK International Data Transfer Agreement (“IDTA”) and the International Data Transfer Addendum to the new SCCs (“Addendum”), which enable transfers from the UK. For new transfers, the IDTA (or SCCs and Addendum) must be in place, and such measures must be in place for all existing transfers from the UK from March 21, 2024. Companies relying on SCCs or the IDTA to govern transfers of personal data to third countries will also need to assess whether the data importer can ensure sufficient guarantees for safeguarding the personal data under GDPR, including an analysis of the laws in the recipient’s country. When conducting restricted data transfers, including to the U.S., under the EU GDPR and UK GDPR (i.e., the UK’s post-Brexit transposition of the GDPR), we must ensure these safeguards are in place.

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

Our stock price has been and, in the future, may be subject to substantial volatility. For example, on September 13, 2018 we amended our Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio 1-for-30 (the “Reverse Stock Split”). The Reverse Stock Split was effective on September 13, 2018, and our shares of common stock commenced trading on NASDAQ on a post-Reverse Stock Split basis on September 14, 2018. The volatility of our stock price has increased since we effected the Reverse Stock Split. Since our common stock began trading on a post-Reverse Stock Split basis on September 14, 2018 and through December 31, 2023, our stock has traded in a range with a low of $1.51 and a high of $36.25.

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

If we do not meet the continued listing standards of NASDAQ our common stock could be delisted from trading, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Governance

As part of its oversight role, the Audit Committee of our Board is responsible for overseeing cybersecurity risk exposure as well as management’s actions to identify, assess, mitigate and remediate cybersecurity threats. The Audit Committee receives regular reports, on a quarterly basis, from our Chief Financial Officer and Senior Director of Information Technology regarding our cybersecurity risk programs. Our Chief Financial Officer also provides quarterly updates to the Board that include a summary of our cybersecurity risk programs to enable discussion of cybersecurity risk management at the Board level. The Audit Committee annually reviews and recommends our information security policy and program to the Board. The Audit Committee is composed of members with financial expertise as well as one member with a cybersecurity oversight certification.

Our Chief Financial Officer has overall responsibility for our cybersecurity and has over 20 years of experience managing information technology, or IT, departments at biotechnology and pharmaceutical companies. Our Senior Director of Information Technology is responsible for the development and implementation of IT department controls, policies, infrastructure, and day-to-day operations, in addition to managing security risk, evaluating safeguards and recommending security improvements, and has over seven years of experience managing IT departments for a biotechnology company. We utilize third-party vendors to help strengthen our information security risk management by conducting evaluations of our security controls on at least a quarterly basis.

Risk Management and Strategy

Our cybersecurity risk management program is comprised of the following components:

●	Identifying assets at risk from cybersecurity threats and taking mitigation measures including the implementation of data backup, recovery and restore procedures to ensure business continuity, as well as through IT controls, policies and infrastructure.
●	Identifying potential cybersecurity threats that could disrupt our IT systems, cause a data breach or compromise data security by implementing the following protective measures: patching and updating systems and applications, monitoring our email systems, endpoint protection, Domain Name System (DNS) filtering, Security Information and Event Management, and Multi-Factor Authentication (MFA).
●	Conducting periodic assessment of protections to prevent or mitigate cybersecurity threats.
●	Retaining of third parties to periodically assess our cybersecurity management program, provide cybersecurity training, perform phishing tests, gap analysis and penetration tests, advise on business continuity plans, and to provide additional support in the event of a cybersecurity incident.

The Chief Financial Officer and Senior Director of Information Technology work with other groups in the Company to understand the severity of the potential consequences of a cybersecurity incident and to make decisions about how to prioritize mitigation and other initiatives based on, among other things, materiality to the business. All employees and contractors receive cybersecurity training, and we plan to implement additional annual training for all employees and contractors. All trainings are intended to raise awareness of cybersecurity threats in order to reduce our vulnerability as well as to encourage consideration of cybersecurity risks across functions.

Item 2. Properties

Our principal executive offices are located in Gaithersburg, Maryland, where we occupy approximately 19,699 square feet of laboratory and office space. For additional information, see Note 5 to our consolidated financial statements. Management believes that these facilities are suitable and adequate to meet our anticipated needs.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings. From time to time, we may be involved in various legal proceedings or investigations, which could be costly and impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Market under the symbol “ALT”.

Holders

As of March 22, 2024, we had 181 record holders of our common stock. The number of record holders is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Overview

Altimmune, Inc. is a clinical stage biopharmaceutical company focused on developing treatments for obesity and liver diseases. Our lead product candidate, pemvidutide (formerly known as ALT-801), is a GLP-1/glucagon dual receptor agonist that is being developed for the treatment of obesity and metabolic dysfunction-associated steatohepatitis (“MASH”), previously termed non-alcoholic steatohepatitis (“NASH”). Except where the context indicates otherwise, references to “we,” “us,” “our,” “Altimmune” or the “Company” refer to the company and its subsidiaries.

Fiscal Year 2023 Business Update

On October 24, 2023, the U.S. Food and Drug Administration (“FDA”) granted fast track designation pemvidutide for the treatment of MASH.

Pemvidutide – IMPACT trial

On August 1, 2023 we announced that we enrolled the first subject in the Phase 2b trial, IMPACT, to evaluate the safety and efficacy of pemvidutide in subjects with MASH. The biopsy-driven trial is expected to enroll approximately 190 subjects with and without diabetes randomized 1:2:2 to receive 1.2 mg, 1.8 mg pemvidutide or placebo weekly for 48 weeks. The key efficacy endpoints are MASH resolution and fibrosis improvement after 24 weeks of treatment, with subjects to be followed for an additional 24 weeks to a total of 48 weeks for assessment of safety and additional biomarker responses. Top-line 24-week results from this trial are expected in the first quarter of 2025.

Pemvidutide – MOMENTUM trial

48-Week Analysis

On November 30, 2023, we announced topline results from our 48-week MOMENTUM Phase 2 obesity trial of pemvidutide. The trial enrolled 391 subjects with obesity or overweight with at least one co-morbidity and without diabetes. Subjects were randomized 1:1:1:1 to 1.2 mg, 1.8 mg, 2.4 mg pemvidutide or placebo administered weekly for 48 weeks in conjunction with diet and exercise. The 1.2 mg and 1.8 mg doses were administered without dose titration, while a short 4-week titration period was employed for the 2.4 mg dose. Unlike other obesity studies with GLP-1 based agents, dose-reduction was not allowed. At baseline, subjects had a mean age of approximately 50 years, mean body mass index (“BMI”) of approximately 37 kg/m2 and mean body weight of approximately 104 kg. Approximately 75% of subjects were female. See Item 1. Business of this Annual Report for detailed discussion of the data readout.

12-Week Type 2 Diabetes Safety Trial

In March 2023, we announced the topline results from a 12-week Phase 1b safety trial of pemvidutide, which was conducted to evaluate the safety profile of pemvidutide in subjects with overweight or obesity and type 2 diabetes. The trial was comprised of 54 subjects randomized 1:1:1:1 to 1.2 mg, 1.8 mg, 2.4 mg pemvidutide or placebo administered weekly for 12 weeks. See Item 1. Business of this Annual Report for detailed discussion of the data readout.

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

On March 27, 2024, we announced that the overall response in the Phase 2 trial was deemed to be insufficient to warrant further advancement in clinical trials. As a result, we have stopped any further development related to HepTcell.

Financial Operations Overview

The consolidated financial information presented below includes the accounts of Altimmune, Inc., Altimmune UK, Ltd, Spitfire Pharma, LLC. and Altimmune AU Pty, Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue

We have not generated any revenue from the sale of any products to date. Our revenue has historically consisted primarily of government and foundation grants and contracts that supported our efforts on specific research projects. These grants and contracts generally provided for reimbursement of approved costs as those costs were incurred by us. Research grants and contracts and the related accounts receivable were recognized as earned when reimbursable expenses were incurred and the performance obligation was complete. Payments received in advance of services being provided were recorded as deferred revenue. We are closing out one such contract and any revenue reported during the year ended December 31, 2023 was for indirect rate adjustments.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA, or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, we could be required to expend significant additional financial resources and time on the completion of clinical development. Additionally, we may conduct additional trials in support of sales and marketing of our product candidates.

We plan to increase our research and development expenses for the foreseeable future as we continue the development of clinical and preclinical candidates. Our current active and planned research and development activities include the following:

●	completion of data analysis of a Phase 2 clinical trial for pemvidutide in obesity;
●	conduct of a Phase 2 clinical trial for pemvidutide in MASH;
●	conduct of clinical trials and nonclinical safety studies for pemvidutide;
●	completion of a Phase 2 clinical trial for HepTcell; and
●	manufacture of clinical trial materials in support of our clinical trials.

A significant portion of our research and development efforts have been related to the development of pemvidutide and HepTcell. The development of HepTcell was discontinued on March 27, 2024. We do not allocate personnel-related costs, costs associated with our general research platform improvements, depreciation or other indirect costs to specific programs.

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

Results of Operations

Comparison of years ended December 31, 2023 and December 31, 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Increase (Decrease)
Revenue	$426	$(68)	$494	726%
Operating expenses:
Research and development	65,799	70,538	(4,739)	(7)%
General and administrative	18,137	17,134	1,003	6%
Impairment loss on intangible asset	12,419	—	12,419	100%
Total operating expenses	96,355	87,672	8,683	10%
Loss from operations	(95,929)	(87,740)	(8,189)	9%
Other income (expense):
Interest expense	(35)	(8)	(27)	338%
Interest income	7,351	2,870	4,481	156%
Other income (expense), net	166	(32)	198	619%
Total other income (expense), net	7,482	2,830	4,652	164%
Net loss before income taxes	(88,447)	(84,910)	(3,537)	4%
Income tax expense (benefit)	—	(197)	197	(100)%
Net loss	$(88,447)	$(84,713)	$(3,734)	4%

Revenue

We have not generated any revenues from the sale of any products to date. Our revenue has historically consisted primarily of government and foundation grants and contracts that supported our efforts on specific research projects. We are closing out one such contract and any revenue reported during the years ended December 31, 2023 and 2022 were for indirect rate adjustments.

Research and development expenses

Research and development expenses for the years ended December 31, 2023 and 2022 consisted primarily of expenses related to product candidate development. Research and development expenses for the years ended December 31, 2023 and 2022 are summarized as follows:

	Year Ended December 31,
Product candidates	2023	2022	Increase (Decrease)
Pemvidutide	$35,768	$46,928	$(11,160)	(24)%
HepTcell	6,616	7,524	(908)	(12)%
Non-project costs	23,415	16,086	7,329	46%
Total research and development expenses	$65,799	$70,538	$(4,739)	(7)%

The decrease in research and development expenses for pemvidutide was primarily due to a $13.7 million reduction in expenses associated with the metabolic dysfunction-associated steatotic liver disease (“MASLD”), previously termed non-alcoholic fatty liver disease (“NAFLD”), trials, a $6.8 million reduction in expenses associated with Phase 1 safety trials, all of which were ongoing during the year ended December 31, 2022, and which were substantially completed by March 31, 2023 and a $1.7 million reduction in expense associated with the MOMENTUM Phase 2 trial in obesity, which had commenced and was fully enrolled in the year ended December 31, 2022, but completed its in-life portion by September 30, 2023 and wound down in the year ended December 31, 2023. The decrease in these research and development expenses were partially offset by an $8.3 million increase related to the ramp up of the IMPACT Phase 2b trial in MASH, and a $2.8 million increase in net manufacturing expenses for production of Good Manufacturing Practice (“GMP”) drug substance materials.

The decrease in research and development expenses for HepTcell was primarily due to the winddown and completion of the in-life portion of the Phase 2 trial in 2023.

The increase in other non-project specific research and development expenses was primarily due to $3.3 million for labor related costs, $1.9 million in stock compensation, $1.0 million for electronic document management system (“EDMS”) implementation and service costs and $0.3 million for consultants.

General and administrative expenses

General and administrative expenses increased by $1.0 million, or 6%, during the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increased expense is primarily due to a $0.6 million increase in stock compensation and $0.3 million increase in other labor-related expenses.

Impairment loss on intangible asset

Impairment loss on intangible asset of $12.4 million reported during the year ended December 31, 2023 represents a non-cash impairment charge recorded for the in-process research and development (“IPR&D”) asset associated with HepTcell (See Note 2. Summary of Significant Accounting Policies). There were no impairment charges reported during the year ended December 31, 2022.

Total other income (expense), net

Total other income (expense), net increased by $4.7 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to a $4.5 million increase in interest income earned on our cash equivalents and short-term investments and $0.2 million increase in gain from foreign currency exchange.

Income tax benefit

We recorded an income tax benefit of $0.2 million related to interest received and receivable on income tax refunds during the year ended December 31, 2022. Other than the income tax benefit related to interest, we did not record an income tax benefit in the years ended December 31, 2023 and 2022 due to a full valuation allowance.

Liquidity and Capital Resources

Overview

Our primary sources of cash for the year ended December 31, 2023 were from equity transactions, interest and dividends from our money market funds and short-term investments, and proceeds from maturity of our short-term investments. Our cash, cash equivalents, restricted cash and short-term investments were $197.9 million as of December 31, 2023. We believe, based on the operating cash requirements and capital expenditures expected for 2024 and 2025, our cash on hand as of December 31, 2023, together with expected cash receipts from our income tax refunds and research and development incentives, are sufficient to fund operations for at least a twelve-month period from the issuance date of our December 31, 2023 consolidated financial statements.

We have not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales. We have incurred significant losses since we commenced operations. As of December 31, 2023, we had an accumulated deficit of $466.3 million. In addition, we have not generated positive cash flows from operations. We have had to rely on a variety of financing sources, including the issuance of debt and equity securities. As capital resources are consumed to fund our research and development activities, we may require additional capital beyond our currently anticipated amounts. In order to address our capital needs, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

Sources of Liquidity

Shelf Registrations

On February 28, 2023, we filed a shelf registration statement on Form S-3ASR, which was declared effective immediately. This shelf registration allows us to offer and sell any amount of our common stock, preferred stock, debt securities, warrants, rights and units (the “2023 Shelf”) for a period of three years from effectiveness or until such determination that we no longer qualify as a well-known seasoned issuer.

At-the-Market Offerings

On February 28, 2023, we entered an Equity Distribution Agreement (the “2023 Agreement”) with Evercore Group L.L.C., JMP Securities LLC and B. Riley Securities, Inc., serving as sales agents, with respect to an at-the-market offerings program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $150.0 million. During the year ended December 31, 2023, we sold 20,454,516 shares of common stock under the 2023 Agreement resulting in approximately $86.6 million in net proceeds, and as of December 31, 2023, $60.6 million remained available to be sold under the 2023 Shelf.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022	Increase (Decrease)
Net cash provided by (used in):
Operating activities	$(75,810)	$(62,586)	$(13,224)
Investing activities	13,732	(73,399)	87,131
Financing activities	86,105	56,781	29,324
Net increase (decrease) in cash and cash equivalents and restricted cash	$24,027	$(79,204)	$103,231

Operating Activities

Net cash used in operating activities was $75.8 million for the year ended December 31, 2023 compared to $62.6 million during the year ended December 31, 2022. Our sources of cash provided by operations during the year ended December 31, 2023 was primarily cash receipts of research and development incentive credits. The primary uses of cash from our operating activities include payments for labor and labor-related costs, professional fees, research and development costs associated with our clinical trials and other general corporate expenditures. The increase in cash used in operating activities of $13.2 million was due to a $22.4 million change in working capital accounts, partially offset by a $9.2 million decrease in net loss as adjusted for noncash items.

Investing Activities

Net cash provided by investing activities was $13.7 million for the year ended December 31, 2023 compared to $73.4 million net cash used during the year ended December 31, 2022. The net cash provided by investing activities during the year ended December 31, 2023 was primarily due to $102.4 million proceeds from sale and maturities of short-term investments, partially offset by $88.6 million purchase of short-term investments. The net cash used in investing activities during the year ended December 31, 2022 was primarily due to $73.3 million purchase of short-term investments.

Financing Activities

Net cash provided by financing activities was $86.1 million for the year ended December 31, 2023 compared to $56.8 million during the year ended December 31, 2022. The net cash provided by financing activities during the year ended December 31, 2023 was primarily the result of the receipt of $86.6 million in net proceeds from the issuance of common stock from our at-the-market offerings program and $0.2 million in proceeds from our employee stock purchase plan, partially offset by a $0.5 million payment for tax withholding obligations related to share-based compensation. The net cash provided by financing activities during the year ended December 31, 2022 was primarily the result of the receipt of $56.2 million in proceeds from the issuance of common stock from our at-the-market offerings program, $0.9 million in proceeds from exercise of stock options and $0.2 million in proceeds from employee stock purchase plan, partially offset by $0.5 million payment for tax withholding obligations related to share-based compensation.

Capital Resources

We have financed our operations to date principally through our equity offerings and proceeds from issuances of our preferred stock, common stock and warrants. As of December 31, 2023, we had $197.9 million of cash, cash equivalents, restricted cash and short-term investments. Accordingly, management believes that we have sufficient capital to fund our plan of operations for at least a twelve-month period from the issuance date of our December 31, 2023 consolidated financial statements. However, in order to address our capital needs in the long-term, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding and monetization of our existing programs through partnership arrangements or sales to third parties.

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

Impairment of Indefinite-lived Intangible Assets

We evaluate our indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 350, Intangibles—Goodwill and Other (“ASC 350”).

We had one IPR&D asset, HepTcell, that we acquired in 2015. This candidate was a viral pathogen immunotherapy product for the treatment of chronic HBV. Since 2020, we have been conducting a Phase 2 clinical trial. However, the preliminary data from this trial that management analyzed in December 2023, indicates that the results are not sufficient to warrant moving forward with this product candidate. As a result, we expect to stop all further development related to HepTcell and do not anticipate that there would be any third-party interest in the asset. This decision rendered the probability of success, which is one of the key inputs in the fair value measurement of this asset, to be effectively zero or close to zero. With no alternative use nor any anticipated interest from third parties for this asset, management determined that the fair value of the IPR&D asset was deemed di minimis as of December 31, 2023. Accordingly, we recorded a non-cash impairment charge of $12.4 million, which was the carrying value of the IPR&D asset, in the accompanying Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2023 under the caption “Impairment loss on intangible asset”. As of December 31, 2023, we had no indefinite-lived intangible assets.

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

Stock-based Compensation

We account for all stock-based compensation granted to employees and non-employees using a fair value method. Compensation expense related to stock-based awards is recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis, net of estimated forfeitures. The fair value of stock option awards to employees and directors is estimated using the Black Scholes option pricing model, which requires the input of subjective assumptions, including (1) the expected stock price volatility, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends.

We estimate forfeitures at the time of grant and, if necessary, revise the estimate in subsequent periods if actual forfeitures differ from those estimates. Estimates are based on our historical analysis of actual stock option forfeitures. The actual expense recognized over the vesting period is only for those options that vest. For the years ended December 31, 2023 and 2022, forfeiture rates were approximately 11% and 10% respectively.

We calculated the fair value of stock option awards using the Black Scholes option pricing model. The Black Scholes option pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. Our stock started being publicly traded under ALT beginning in June 2017, and as such we do not have sufficient history to estimate the volatility of our common stock price or the expected life of our options. The expected stock price volatility for stock option awards is based on a weighted-average volatility rate of historical volatility from a representative peer group of comparable companies and our stock price volatility until such time that we have sufficient history to rely on the volatility of our own stock. The average expected life of stock options was determined according to the “simplified method” as described in SAB 107, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was determined by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. We have not paid and do not anticipate paying cash dividends. Therefore, the expected dividend rate is assumed to be 0%.

There is a high degree of subjectivity involved when using option pricing models to estimate stock-based compensation. If factors change and we employ different assumptions when valuing our options, the compensation expense that we record in the future may differ significantly from what we have historically reported.

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

Item 8. Financial Statements and Supplementary Data

ALTIMMUNE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Altimmune, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altimmune, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued and Prepaid Research and Development Expenses
Description of the Matter

As disclosed in Note 6, the Company’s total accrued research and development expenses were $5.8 million as of December 31, 2023, which represents the estimated obligation for research and development expenses incurred as of December 31, 2023 but not paid as of that date. In addition, the Company’s total prepaid expenses and other current assets were $6.9 million as of December 31, 2023, which included amounts that were paid in advance of services incurred pursuant to research and development activities. As discussed in Note 2 of the consolidated financial statements, material advance payments for goods or services that will be used or rendered for future research and development activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. When evaluating the adequacy of the accrued expenses, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs.

How We Addressed the Matter in Our Audit

Auditing the Company’s accrued and prepaid research and development expenses was especially challenging due to the application of management judgment about the estimate of services provided. Specifically, the amount of accrued and prepaid research and development expenses recognized is sensitive to the availability of information to make the estimate, including the estimate of the period over which services will be performed, the associated cost of such services, and the level of services performed and progress in the period for which the Company has not yet received an invoice from the supplier. Additionally, due to the duration of clinical trials and the timing of invoicing received from third parties, the actual amounts incurred are not always known by the report date.

To evaluate the Company’s estimate of services incurred as of period end pursuant to its research and development activities, our audit procedures included, among others, testing the completeness and accuracy of the underlying data used in the estimates and evaluating the significant assumptions stated above that are used by management to estimate the recorded amounts. To assess the reasonableness of the significant assumptions, we obtained information regarding the nature and extent of progress of clinical trials and other activities from the Company’s research and development personnel that oversee the clinical trials. To evaluate the valuation of the accrued research and development expenses, we compared invoices received by the Company subsequent to December 31, 2023 to the amounts recognized by the Company as of that date. To evaluate the valuation of the prepaid research and development expenses, we inspected the Company’s contracts with third parties to assess the impact to the amounts recorded.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Tysons, Virginia

March 27, 2024

ALTIMMUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$135,117	$111,097
Restricted cash	41	34
Total cash, cash equivalents and restricted cash	135,158	111,131
Short-term investments	62,698	73,783
Accounts and other receivables	1,111	173
Income tax and R&D incentive receivables	3,742	2,368
Prepaid expenses and other current assets	6,917	5,358
Total current assets	209,626	192,813
Property and equipment, net	651	1,081
Indefinite-lived intangible asset	—	12,419
Other assets	363	615
Total assets	$210,640	$206,928
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,070	$4,804
Accrued expenses and other current liabilities	10,073	12,250
Total current liabilities	12,143	17,054
Noncurrent liabilities	4,398	4,581
Total liabilities	16,541	21,635
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 70,677,400 and 49,199,845 shares issued and outstanding as of December 31, 2023 and 2022, respectively	7	5
Additional paid-in capital	665,427	568,399
Accumulated deficit	(466,331)	(377,884)
Accumulated other comprehensive loss, net	(5,004)	(5,227)
Total stockholders’ equity	194,099	185,293
Total liabilities and stockholders’ equity	$210,640	$206,928

The accompanying notes are an integral part of the consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per-share amounts)

	Year Ended December 31,
	2023	2022
Revenues	$426	$(68)
Operating expenses:
Research and development	65,799	70,538
General and administrative	18,137	17,134
Impairment loss on intangible asset	12,419	—
Total operating expenses	96,355	87,672
Loss from operations	(95,929)	(87,740)
Other income (expense):
Interest expense	(35)	(8)
Interest income	7,351	2,870
Other income (expense), net	166	(32)
Total other income (expense), net	7,482	2,830
Net loss before income taxes	(88,447)	(84,910)
Income tax expense (benefit)	—	(197)
Net loss	(88,447)	(84,713)
Other comprehensive income — unrealized gain (loss) on short-term investments	223	(187)
Comprehensive loss	$(88,224)	$(84,900)
Net loss per share, basic and diluted	$(1.66)	$(1.81)
Weighted-average common shares outstanding, basic and diluted	53,246,937	46,926,349

The accompanying notes are an integral part of the consolidated financial statements

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	40,993,768	$4	$497,342	$(293,171)	$(5,040)	$199,135
Stock-based compensation	—	—	8,101	—	—	8,101
Exercise of stock options	358,317	—	950	—	—	950
Vesting of restricted stock awards including withholding, net	8,695	—	(516)	—	—	(516)
Issuance of common stock from Employee Stock Purchase Plan	26,395	—	181	—	—	181
Issuance of common stock in at-the-market offerings, net	5,204,215	1	56,165	—	—	56,166
Issuance of common stock upon cashless exercise of warrants	1,760,854	—	—	—	—	—
Issuance of common stock related to contingent consideration liability	847,444	—	6,176	—	—	6,176
Other increase	157	—	—	—	—	—
Unrealized gain (loss) on short-term investments	—	—	—	—	(187)	(187)
Net loss	—	—	—	(84,713)	—	(84,713)
Balance at December 31, 2022	49,199,845	5	568,399	(377,884)	(5,227)	185,293
Stock-based compensation	—	—	10,640	—	—	10,640
Exercise of stock options	39,303	—	113	—	—	113
Vesting of restricted stock awards including withholding, net	72,646	—	(539)	—	—	(539)
Issuance of common stock from Employee Stock Purchase Plan	41,560	—	215	—	—	215
Issuance of common stock in at-the-market offerings, net	20,454,516	2	86,599	—	—	86,601
Issuance of common stock upon cashless exercise of warrants	869,530	—	—	—	—	—
Unrealized gain (loss) on short-term investments	—	—	—	—	223	223
Net loss	—	—	—	(88,447)	—	(88,447)
Balance at December 31, 2023	70,677,400	$7	$665,427	$(466,331)	$(5,004)	$194,099

The accompanying notes are an integral part of the consolidated financial statement

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(88,447)	$(84,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration liability	—	86
Impairment loss on intangible asset	12,419	—
Stock-based compensation expense	10,640	8,101
Depreciation of property and equipment	477	493
Accretion of discounts on short-term investments	(2,471)	(698)
(Gain) loss on foreign currency exchange	(154)	34
Changes in operating assets and liabilities:
Accounts receivable	(938)	256
Prepaid expenses and other assets	(1,345)	2,650
Accounts payable	(2,734)	2,770
Accrued expenses and other liabilities	(1,883)	5,393
Income tax and R&D incentive receivables	(1,374)	3,042
Net cash used in operating activities	(75,810)	(62,586)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	102,410	—
Purchases of short-term investments	(88,631)	(73,273)
Purchases of property and equipment, net	(47)	(126)
Net cash provided by (used in) investing activities	13,732	(73,399)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	(195)	—
Proceeds from issuance of common stock in at-the-market offerings, net	86,601	56,166
Proceeds from issuance of common stock from Employee Stock Purchase Plan	215	181
Payment of conditional economic incentive	(90)	—
Proceeds from exercises of stock options	113	950
Payments for tax withholding in share-based compensation	(539)	(516)
Net cash provided by financing activities	86,105	56,781
Net increase (decrease) in cash and cash equivalents and restricted cash	24,027	(79,204)
Cash, cash equivalents and restricted cash at beginning of period	111,131	190,335
Cash, cash equivalents and restricted cash at end of period	$135,158	$111,131

SUPPLEMENTAL NON-CASH ACTIVITIES:
Common stock issued related to contingent consideration liability	$—	$6,176

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

The Company is focused on developing treatments for obesity and liver diseases. The Company’s pipeline includes next generation peptide therapeutics for obesity and metabolic dysfunction-associated steatohepatitis (“MASH”), previously termed non-alcoholic steatohepatitis (“NASH”) (for both, pemvidutide, formerly known as ALT-801), and for chronic hepatitis B (“HepTcellTM”). Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development (“R&D”), recruiting management and technical staff and raising capital, and has financed its operations through the issuance of common and preferred stock, long-term debt and proceeds from research grants and government contracts. The Company has not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, the valuation of share-based awards, income taxes, and accruals for R&D activities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. However, actual results could differ from those estimates.

Segment Information

The Company is managed and operates as a single business focused on the R&D of treatments for various diseases and disorders, and vaccines. The Company is managed by a single management team, and consistent with its organizational structure, the Chief Executive Officer manages and allocates resources at a consolidated level. Accordingly, the Company views its business as one operating segment.

Cash Equivalents

The Company considers all highly liquid investments purchased with remaining maturities of 90 days or less on the purchase date to be cash equivalents, and includes amounts held in money market funds which are actively traded (a Level 1 input).

Restricted Cash

The Company had restricted cash of $41,000 and $34,000 as of December 31, 2023 and 2022, respectively, held in money market savings accounts as collateral. The restricted cash as of December 31, 2023 and 2022 is for the Company’s facility lease obligation. Restricted cash is classified as a component of cash, cash equivalents, and restricted cash in the accompanying Consolidated Balance Sheets and Consolidated Statements of Cash Flows.

Short-term Investments

The Company’s short-term investments are comprised of U.S. Treasuries, corporate debt securities and certificates of deposit that have original maturities less than or equal to one year and are classified as available-for-sale (“AFS”) securities. Such securities are carried at estimated fair value, net of allowance for credit loss determined based on the Current Expected Credit Loss. Any unrealized holding gains or losses are reported as accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. In the event that the AFS security's fair value is below the amortized cost and (i) the Company intends to sell the AFS security and (ii) the AFS security is required to be sold before recovery of the loss, the AFS security's amortized cost base will be written down to its fair value and the loss will be recognized in the income statement. If the Company intends not to sell the AFS security and the AFS security is not required to be sold before recovery of the loss, the Company evaluates whether a portion of the unrealized loss is a result of credit loss. The portion of unrealized loss related to credit loss will be recorded as allowance for credit loss in the balance sheet with the corresponding credit loss in the income statement and the portion of unrealized loss not related to credit loss will be recognized in other comprehensive income (“OCI”). Dividend and interest income are recognized in other income when earned. The cost of securities sold is calculated using the specific identification method. The Company places all investments with government agencies, or corporate institutions whose debt is rated as investment grade. As of December 31, 2023, none of the unrealized losses on the Company’s short-term investments are a result of credit loss, and therefore, any unrealized losses were recognized in OCI.

As of December 31, 2023, the Company had $0.1 million accrued interest on short-term investments included in “Accounts and other receivables” on the accompanying Consolidated Balance Sheets.

Accounts and Other Receivables

Accounts and other receivables include both billed and unbilled amounts, interest and other receivables. The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. The Company’s receivables represent billings for rate adjustment under a government contract that is being closed out, as well as interest and other receivables. The Company believes that the credit risks associated with these receivables are not significant. To date, the Company has not experienced any losses associated with accounts and other receivables and does not maintain an allowance for credit loss.

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment that the Company exercises in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2023 and 2022.

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

Intangible assets acquired in other transactions are recorded at cost. The Company capitalizes costs incurred in the course of obtaining patents and license issuance fees for the use of proprietary technologies. Costs incurred for obtaining patents are amortized on a straight-line basis over the estimated useful lives of the assets from the time of approval of the patent. Prior to approval, these costs are carried on the balance sheets and not amortized. In the event approval is denied, the cost of the denied application is expensed. License issuance fees are amortized on a straight-line basis over the estimated useful lives of the underlying licensed technology. Amortization costs are classified as R&D expenses.

Impairment or Disposal of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 360, Property, Plant and Equipment (“ASC 360”). The Company’s long-lived assets include properties and equipment and right of use (“ROU”) assets. For long-lived assets, impairment is recognized when the undiscounted cash flows used in the test for recoverability is less than their carrying value. In the event impairment exists, the long-lived asset will be written down to its fair value, and an impairment loss is recorded as the difference between the carrying value and fair value. For the years ended December 31, 2023 and 2022, the Company’s qualitative assessment of long-lived assets for impairment testing determined that no impairment indicators were present.

Impairment of Indefinite-lived Intangible Assets

The Company evaluates its indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with the guidance in FASB Accounting Standard Codification Topic 350, Intangibles—Goodwill and Other (“ASC 350”).

The Company had one IPR&D asset, HepTcell, that it acquired in 2015. This candidate was a viral pathogen immunotherapy product for the treatment of chronic HBV. Since 2020, the Company has been conducting a Phase 2 clinical trial. However, the preliminary data from this trial that management analyzed in December 2023, indicates that the results are not sufficient to warrant moving forward with this product candidate. As a result, the Company expects to stop all further development related to HepTcell and does not anticipate that there would be any third-party interest in the asset. This decision rendered the probability of success, which is one of the key inputs in the fair value measurement of this asset, to be effectively zero or close to zero. With no alternative use nor any anticipated interest from third parties for this asset, management determined that the fair value of the IPR&D asset was deemed di minimis as of December 31, 2023. Accordingly, the Company recorded a non-cash impairment charge of $12.4 million, which was the carrying value of the IPR&D asset, in the accompanying Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2023 under the caption “Impairment loss – intangible asset”. As of December 31, 2023, the Company had no indefinite-lived intangible assets.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are recorded as a current and long-term lease obligation, with a corresponding right of use lease assets.

Lease liabilities represent the Company’s obligation to make lease payments arising from leases. ROU assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities and ROU assets are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Stock-based compensation awarded to employees is measured at the grant date fair value of stock option grants and is recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis, net of estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ from those estimates. Estimates are based on the Company’s historical analysis of actual stock option forfeitures. The actual expense recognized over the vesting period is only for those options that vest.

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

R&D Expense

R&D costs are expensed as incurred. R&D costs consist of payroll and personnel expense, consulting costs, external contract R&D expenses, which includes fees paid to other entities that conduct certain R&D activities on the Company’s behalf, such as clinical research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), raw materials, drug product manufacturing costs, laboratory supplies and allocated overhead, including depreciation and amortization, rent and utilities. Material R&D costs that are paid in advance of performance are capitalized as a prepaid expense and amortized over the service period as the services are provided.

Clinical trial costs are a significant component of R&D expenses, and the Company outsources a significant portion of these costs to third parties. Third party clinical trial expenses include investigator fees, site and patient costs, CRO costs, costs for central laboratory testing, data management and CMO costs. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations and other pass-through costs. These inputs are required to be estimated due to a lag in receiving the actual clinical information from third parties. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the Consolidated Balance Sheets as a prepaid asset or accrued expenses. These third-party agreements are generally cancelable, and related costs are recorded as R&D expenses as incurred. Material advance payments for goods or services that will be used or rendered for future R&D activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. When evaluating the adequacy of the accrued expenses, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period.

R&D Incentive Credits

The Company is eligible to obtain certain R&D incentive credits, through the participation in the U.K. R&D Small and Medium Enterprise tax relief program (“U.K. R&D credit”) and the Australian R&D incentive credit (the “Australia R&D credit”) program administered through the Australian Tax Office (the “ATO”).

The U.K. R&D credits are calculated as a percentage of qualifying R&D expenses and are payable in cash by the U.K. government to the Company. Qualifying R&D expenses consist of employment costs for research staff, consumables, a proportion of relevant, permitted sub-contract costs and certain internal overhead costs incurred as part of research projects for which the Company does not receive income. The Australia R&D credits provide for a cash refund based on a percentage of certain R&D activities undertaken in Australia by the Company’s wholly owned subsidiary, Altimmune AU Pty, Limited. Qualifying R&D expenses must be incurred within the country.

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

The Company records qualifying U.K. R&D expenses as receivable and a corresponding reduction to R&D expense in the Consolidated Statement of Operations and Comprehensive Loss. During the years ended December 31, 2023 and 2022, the Company recognized $1.2 million and $1.8 million, respectively, of R&D credits as a reduction to R&D expense in the Consolidated Statement of Operations and Comprehensive Loss. As of December 31, 2023 and 2022, the Company had $3.0 million and $1.6 million, respectively, of R&D credits included in “Income tax and R&D incentive receivables” on the accompanying Consolidated Balance Sheets.

The Company records qualifying Australian R&D credits as receivable with a full valuation reserve. Cash receipts for Australia R&D credits are recorded as noncurrent liability until it either passes an audit performed by the ATO, or the statute of limitations ends, whichever occurs first. Upon successfully passing an audit or the expiration of the statute of limitations, the Company will clear the liability and a corresponding reduction to R&D expense unless recognition criteria is met in a later year, in which case the R&D credit will be recorded as other income in the Consolidated Statement of Operations and Comprehensive Loss. During the years ended December 31, 2023 and 2022, the Company received $0.4 million and $3.6 million in cash for R&D incentive, respectively. The 2023 incentive credit received is related to R&D costs that the Company incurred during the fiscal year 2022, whereas the 2022 incentive credit received is related to R&D costs that the Company incurred during the fiscal years and 2021 and 2020, both through the participation in the Australian R&D credit program, and is included in “Noncurrent liabilities” on the accompanying Consolidated Balance Sheets.

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

Recently issued accounting pronouncements

Recently Adopted:

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”). ASU No. 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected and any unrealized loss relating to available-for-sale debt securities to be recorded through an allowance for credit losses. The Company adopted this new accounting standard on January 1, 2023 using a modified retrospective method. The adoption of this update did not have a material impact on the Company’s financial statements and related disclosures.

Not Yet Adopted:

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 requires public business entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. The amendments in ASU 2023-07 also clarify that entities with a single reportable segment are subject to both new and existing segment reporting requirements under Topic 280. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The amendments in this update are effective on the Company’s 2024 annual report and quarterly reports beginning on first quarter 2025. The Company is currently evaluating the impact of this amendment on its Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 requires public business entities on an annual basis to (i) disclose in the rate reconciliation both percentages and amounts for certain categories in a tabular format, with further disaggregation of certain categories when the individual reconciling items meet a quantitative threshold, (ii) disclose income taxes paid, net of refunds received disaggregated by federal, state and foreign, with further disaggregation by individual jurisdictions that meet a qualitative threshold (iii) eliminates the requirement to disclose certain information when it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date or make a statement that an estimate of the range cannot be made and (iv) eliminates the requirement to disclose cumulative amount of each type of temporary difference in certain circumstances. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued. The amendments in ASU 2023-09 should be applied on a prospective basis, although retrospectively application is permitted. The amendments in this update are effective on the Company’s 2025 annual report. The Company is currently evaluating the impact of this amendment on its Consolidated Financial Statements.

3. Fair Value Measurement

The Company records cash equivalents and short-term investments at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants based on assumptions that market participants would use in pricing an asset or liability.

The Company’s assets measured at fair value on a recurring basis as of December 31, 2023 consisted of the following (in thousands):

	Fair Value Measurement at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$123,233	$123,233	$—	$—
Short-term investments	62,698	—	62,698	—
Total	$185,931	$123,233	$62,698	$—

The Company’s assets measured at fair value on a recurring basis as of December 31, 2022 consisted of the following (in thousands):

	Fair Value Measurement at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$105,794	$105,794	$—	$—
Short-term investments	73,783	—	73,783	—
Total	$179,577	$105,794	$73,783	$—

Short-term investments have been initially valued at the transaction price and subsequently valued at the end of each reporting period utilizing third party pricing services or other market observable data (Level 2). The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value.

Short-term investments with quoted prices as of December 31, 2023 as shown below (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized (Loss) Gain	Credit loss	Market Value
United States treasury securities	$19,472	$12	$—	$19,484
Commercial paper and corporate debt securities	31,301	24	—	31,325
Asset backed securities	2,966	(4)	—	2,962
Agency debt securities	8,923	4	—	8,927
Total	$62,662	$36	$—	$62,698

Short-term investments with quoted prices as of December 31, 2022 as shown below (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized (Loss) Gain	Credit Loss	Market Value
United States treasury securities	$15,868	$(86)	$—	$15,782
Commercial paper and corporate debt securities	50,747	(71)	—	50,676
Asset backed securities	5,427	(35)	—	5,392
Agency debt securities	1,928	5	—	1,933
Total	$73,970	$(187)	$—	$73,783

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. Assets recorded at fair value on a non-recurring basis, such as property and equipment and intangible assets are recognized at fair value when they are impaired. During the years ended December 31, 2023 and 2022, the Company had no assets or liabilities that were measured at fair value on a non-recurring basis.

4. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2023	2022
Furniture, fixtures and equipment	$163	163
Laboratory equipment	342	295
Computers and telecommunications	194	194
Software	178	178
Leasehold improvements	1,749	1,749
Property and equipment, at cost	2,626	2,579
Less: accumulated depreciation and amortization	(1,975)	(1,498)
Property and equipment, net	$651	$1,081

Depreciation expense related to property and equipment for each of the years ended December 31, 2023 and 2022 was $0.5 million.

5. Leases

The Company’s operating leases consist of leases for office and laboratory space in the United States, which expire in April 2025. Rent expense under these leases during each of the years ended December 31, 2023 and 2022 was $0.5 million, which includes short-term leases and variable lease costs that are not included in the lease obligation.

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

The cash paid for operating lease liabilities for each of the years ended December 31, 2023 and 2022 was $0.5 million.

Supplemental balance sheet information related to the operating leases is as follows (in thousands):

	December 31,
	2023	2022
Operating lease obligations (see Note 6 and 7)	$671	$1,124
Operating lease right-of-use assets (included in "Other assets" in Balance Sheet)	$363	$596
Weighted-average remaining lease term (years)	1.3	2.3
Weighted-average discount rate	7.2%	7.2%

Maturities of operating lease liabilities are as follows (in thousands):

Year ending December 31,
2024	$526
2025	176
Total operating lease payments	702
Less: imputed interest	(31)
Total operating lease liabilities (see Note 6 and 7)	$671

6. Accrued Expenses and Other Current Liabilities

Accrued expense and other current liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Accrued professional services	$293	$276
Accrued payroll and employee benefits	3,315	2,955
Accrued research and development	5,845	7,295
Lease obligation, current portion (see Note 5)	496	452
Excess tax refund payable	—	1,169
Accrued interest and other	124	103
Total accrued expenses and other current liabilities	$10,073	$12,250

7. Noncurrent Liabilities

The Company’s noncurrent liabilities are summarized as follows (in thousands):

	December 31,
	2023	2022
Research and development incentive credit	$4,023	$3,599
Lease obligation, long-term portion (see Note 5)	175	672
Conditional economic incentive grants	160	250
Other	40	60
Total noncurrent liabilities	$4,398	$4,581

R&D incentive credit Program

During the years ended December 31, 2023 and 2022, the Company received a total of $0.4 million and $3.6 million in cash for R&D incentive credit, respectively. The 2023 incentive credit received is related to R&D costs that the Company incurred during the fiscal year 2022, whereas the 2022 incentive credit received is related to R&D costs that the Company incurred during the fiscal years and 2021 and 2020, both through the participation in the Australian R&D incentive credit program administered through the ATO. The Company recorded the receipt as noncurrent liability until there is reasonable assurance that the Company will comply with the conditions attached to the incentive credit.

Economic Incentive Grants

The Company had two conditional economic incentive grants for a total of $250,000 from Montgomery County, Maryland and the State of Maryland. The Montgomery County grant of $100,000 was received in May 2018, with a term expiring on February 28, 2028. The State of Maryland grant of $150,000 was received in October 2019, with a 10-year term expiring on December 31, 2029. These grants are conditional primarily based on the Company maintaining its current headquarter locations in addition to employing a required number of employees at different reporting dates through the term of the grants. The annual interest rate on both economic incentive grants is 3%.

During the year ended December 31, 2023, the Company repaid approximately $99,000 of the State of Maryland grant, including accrued interest, as the Company didn’t meet the required number of employees as of December 31, 2022 as per terms of the grant.

8. Common Stock

The Amended and Restated Certificate of Incorporation, as amended (“Charter”), authorized the Company to issue 200,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2023, the Company had 70,677,400 shares of common stock issued and outstanding.

The Charter also authorized the Company to issue 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2023, the Company had no shares of preferred stock issued and outstanding.

At-the-Market Offerings

On February 28, 2023, the Company entered into an Equity Distribution Agreement (the “2023 Agreement”) with Evercore Group L.L.C., JMP Securities LLC and B. Riley Securities, Inc., serving as sales agents (the “Sales Agents”), with respect to an at-the-market offerings program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $150.0 million (the “Shares”) through the Sales Agents (the “2023 Offering”). All Shares offered and sold in the 2023 Offering will be issued pursuant to the Company’s Registration Statement on Form S-3ASR filed with the SEC on February 28, 2023, which was declared effective immediately, the prospectus supplement relating to the 2023 Offering filed with the SEC on February 28, 2023 and any applicable additional prospectus supplements related to the 2023 Offering that form a part of the Registration Statement. The Company capitalized approximately $0.2 million of other offering costs which will offset the proceeds received from the shares sold under the 2023 Agreement. During the year ended December 31, 2023, the Company sold 20,454,516 shares of common stock under the 2023 Agreement resulting in approximately $86.6 million in proceeds, net of $2.8 million commission and other offering costs, with, $60.6 million remaining available to be sold under the 2023 Agreement. As of December 31, 2023, there was $0.1 million in deferred offering costs included in prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets.

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “2021 Agreement”) with Piper Sandler & Co., Evercore Group L.L.C. and B. Riley Securities, Inc., serving as sales agents (the “2021 Sales Agents”), with respect to an at-the-market offerings program under which the Company offered and sold shares of its common stock, having an aggregate offering price of up to $125.0 million (the “2021 Shares”) through the 2021 Sales Agents (the “2021 Offering”). All 2021 Shares offered and sold in the 2021 Offering were issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on December 31, 2020, which was declared effective on January 11, 2021, the prospectus supplement relating to the 2021 Offering filed with the SEC on February 25, 2021 and any applicable additional prospectus supplements related to the 2021 Offering that form a part of the Registration Statement. Under the 2021 Agreement, the Company sold 10,004,869 shares of common stock resulting in approximately $121.0 million in proceeds, net of $4.0 million commission and other offering costs. As of December 31, 2023, there were no remaining shares available under the 2021 Agreement.

Public Offering

On July 16, 2020, the Company offered and sold (i) 3,369,564 shares of common stock, at a price to the public of $23.00 per share, and (ii) pre-funded warrants of the Company to purchase 1,630,436 shares of common stock at an exercise price equal to $0.0001 per share (the “Pre-Funded Warrants”), at a price to the public of $22.9999 per share of common stock underlying the Pre-Funded Warrants (equal to the public offering price per share of Common Stock, minus the exercise price of each Pre-Funded Warrant). The Pre-Funded Warrants were classified as equity and were accounted for as a component of additional paid-in capital at the time of issuance. In January 2022, 760,870 of the Pre-Funded Warrants were exercised, resulting in the issuance of 760,870 shares of common stock. Furthermore, on October 18, 2023, warrant holders exercised the remaining 869,566 Pre-Funded Warrants in a net cashless exercise and were issued 869,530 shares of common stock (see Note 9).

9. Warrants

The following common stock warrants were outstanding at December 31, 2023:

	Number of
	Common	Per Share
	Stock	Exercise
	Warrants	Price	Issuance Date	Expiration Date
Issued with common units in the 2019 Registered Direct Offering	50,000	$3.21	March 12, 2019	March 12, 2024
Total	50,000

The following common stock warrants were outstanding at December 31, 2022:

	Number of
	Common	Per Share
	Stock	Exercise
	Warrants	Price	Issuance Date	Expiration Date
Issued with common units in the 2018 Unit Offering	3,300	$2.7568	October 2, 2018	October 2, 2023
Issued with common units in the 2018 Registered Direct Offering	92,300	$5.40	October 10, 2018	October 10, 2023
Issued with common units in the 2019 Registered Direct Offering	50,000	$3.21	March 12, 2019	March 12, 2024
Issued with common units in the 2020 Public Offering (see Note 8)	869,566	$0.0001	July 16, 2020	—
Total	1,015,166

On October 18, 2023, warrant holders exercised the remaining 869,566 Pre-Funded Warrants in a net cashless exercise and were issued 869,530 shares of common stock (see Note 8 Common Stock). In addition, in October 2023, 95,600 various other warrants with a weighted-average exercise price of $5.31 expired unexercised. On March 5, 2024, the remaining 50,000 warrants with an exercise price of $3.21 were fully exercised, resulting in the issuance of 50,000 shares of common stock.

A summary of warrant activity is as follows:

			Weighted-Average
		Weighted	Remaining
	Number of	Average	Contractual Term
	Warrants	Exercise Price	(Years)
Warrants outstanding, December 31, 2022	1,015,166
Exercised (see Note 8)	(869,566)
Expired	(95,600)
Warrants outstanding, December 31, 2023	50,000	$3.21	0.2

10. Stock-Based Compensation

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

The Company established the 2017 Omnibus Incentive Plan (the “Omnibus Plan”) to provide incentive stock options, non-qualified stock options, restricted stock, and other stock-based awards denominated in shares of the Company’s common stock, and performance-based cash awards to eligible employees, consultants and directors. In 2018, the Company’s shareholders approved an amendment to the Omnibus Plan to increase the number of shares reserved for issuance from 1,500,000 to 5,000,000. The aggregate share reserve will be increased on January 1 of each year commencing in 2019 and ending on and including January 1, 2027 up to an amount equal to the lowest of (i) 4% of the total number of shares of common stock outstanding on a fully diluted basis as of December 31 of the immediately preceding calendar year, and (ii) such number of shares of common stock, if any, determined by the Company’s board of directors. Accordingly, on January 1, 2024, the number of shares of Common Stock reserved and available for issuance under the Omnibus Plan increased by 3,055,006. The maximum number of shares of common stock that may be issued under the Omnibus Plan in respect of Incentive Stock Option (“ISO”) is 5,000,000 shares. The maximum number of shares of common stock that may be granted to non-employee directors under the Omnibus Plan during any fiscal year is 2,000,000 shares.

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

The 2001 Plans, the 2007 Plan, the Omnibus Plan and the Inducement Plan are collectively referred to as the “Plans.” During the year ended December 31, 2023 under the Plans, a total of 1,760,026 options to purchase shares of common stock were granted. As of December 31, 2023, there were 1,605,642 and 1,309,275 shares of common stock available for future grants under the Omnibus Plan and the Inducement Plan, respectively.

The fair value of stock option issued to employees was estimated at the date of grant using Black-Scholes with the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022
Expected volatility	100.4%	110.1%
Expected term (years)	6.0	6.0
Risk-free interest rate	3.8%	2.4%
Expected dividend yield	0.0%	0.0%

A summary of stock option activity under the Plans is presented below (in thousands, except share and per share data):

			Weighted-Average
		Weighted-	Remaining
	Number of	Average	Contractual Term	Aggregate Intrinsic
	Stock Options	Exercise Price	(Years)	Value (In thousands)
Outstanding, December 31, 2022	3,383,937	$9.20	5.9	$25,724
Granted	1,760,026	$9.71
Exercised	(24,075)	$3.09
Forfeited or expired	(76,295)	$14.20
Outstanding, December 31, 2023	5,043,593	$9.33	5.9	$16,919
Exercisable, December 31, 2023	2,441,054	$8.75	5.9	$10,063
Vested and expected to vest, December 31, 2023	4,757,314	$9.30	5.9	$16,165

The per share weighted-average grant date fair value of stock options granted during the years ended December 31, 2023 and 2022 were $7.86 and $7.07 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2023 and 2022 was $0.2 million and $4.4 million, respectively. The total fair value of options vested during the years ended December 31, 2023 and 2022 was $7.0 million and $6.8 million, respectively. As of December 31, 2023, there was $16.0 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Units (RSUs)

During the year ended December 2022, the Company granted 319,700 shares of RSUs with a weighted-average grant date fair value of $13.20 per share which vest over four years. During the year ended December 31, 2023, the Company issued 72,646 shares of common stock as a result of the vesting of 115,018 RSUs net of 42,372 shares of common stock withheld to satisfy tax withholding obligations. The fair value of RSUs vested during the years ended December 31, 2023 and 2022 was $1.4 million and $0.6 million, respectively.

A summary of RSUs activities is presented below:

		Weighted-
		average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2022	414,485	$9.81
Granted	319,700	13.20
Vested	(115,018)	10.47
Forfeited or expired	(15,000)	7.05
Unvested, December 31, 2023	604,167	$11.55

As of December 31, 2023, total unrecognized compensation expense related to RSUs was $4.6 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.

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

During the year ended December 31, 2023, employees purchased 41,560 shares for $0.2 million under the 2019 ESPP. As of December 31, 2023, there were 218,784 shares of common stock available for future issuance under the 2019 ESPP Plan. The Company recognized stock-based compensation expense related to this plan of $0.2 million and $0.3 million for of the years ended December 31, 2023 and 2022, respectively.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the accompanying Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023 and 2022 as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$4,758	$2,835
General and administrative	5,882	5,266
Total	$10,640	$8,101

11. Employee Benefit Plans

The Company has a 401(k)-retirement plan in which substantially all of our employees in the United States are eligible to participate in. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. During the years ended December 31, 2023 and 2022, the Company made discretionary plan contributions of $0.4 million and $0.3 million, respectively.

12. Income Taxes

The components of net loss before income tax benefit are as follows (in thousands):

	Year Ended December 31,
	2023	2022
U.S. operations	$(65,697)	$(72,750)
Non-U.S. operations	(22,750)	(12,160)
Net loss before income tax benefit	$(88,447)	$(84,910)

The components of the income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2023	2022
U.S. federal
Current	$—	$(144)
U.S. state and local
Current	—	(53)
Income tax expense (benefit)	$—	$(197)

Reconciliation between the effect of applying the federal statutory rate and the effective income tax rate used to calculate the Company’s income tax benefit is as follows:

	Year Ended December 31,
	2023	2022
Federal statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	8.74	(0.12)
Research and development tax credit	(3.74)	(2.22)
Acquired in process research and development	—	(0.02)
Rate change	—	1.29
Other	2.90	0.21
Change in valuation allowance	(28.90)	(19.91)
Effective tax rate	—%	0.23%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income and for tax carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$54,109	$44,606
Capitalized research and development costs	24,698	11,996
Stock compensation	2,787	2,193
Accrued expenses	757	523
Amortization	357	540
Lease liability	182	309
Depreciation	56	—
Other	110	107
Total deferred tax assets	83,056	60,274
Valuation allowance	(82,958)	(57,245)
Deferred tax assets, net	98	3,029
Deferred tax liabilities:
IPR&D assets	—	(2,847)
Right of use asset	(98)	(164)
Depreciation	—	(18)
Total deferred tax liabilities	(98)	(3,029)
Total deferred tax assets (liabilities), net	$—	$—

The Company assesses the need for a valuation allowance against our deferred tax assets and considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. This determination requires significant judgment, including assumptions about future taxable income that are based on historical and projected information. The increase in the valuation allowance during the year ended December 31, 2023 primarily relates to increases for current year losses in both the U.S. and foreign locations. The Company has recorded a valuation allowance against its net U.S. and net non-U.S. deferred tax assets which it believes are not more likely than not realizable. Deferred tax liabilities will be applied in the future to offset against net operating losses (“NOLs”) that have an indefinite life.

The Company has U.S. federal and state net operating loss carryforwards of approximately $152.7 million and $143.3 million, respectively, as of December 31, 2023, of which a portion of the federal and state amount of $7.1 million and $143.3 million, respectively, has a 20-year carry forward period that will expire at various dates beginning in 2024. Under current law, the remaining federal amount of $145.6 million has an indefinite life and amounts utilized in the future may not exceed 80% of taxable income. The Company also has foreign net operating loss carryforward of approximately $50.9 million which carryforward indefinitely.

Under Section 382 of the Internal Revenue Code of 1986 (“IRC 382”), as amended, substantial changes in the Company’s ownership may limit the amount of NOLs that can be utilized annually in the future to offset its U.S. federal and state taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within any three-year period. The amount of the annual limitation is determined based on the value of the Company immediately before the ownership change. The Company has reduced the NOL and related valuation allowance in historical periods for NOLs that cannot be utilized in the future because of IRC 382.

The Company has reviewed for any ownership changes as defined under IRC Section 382 from January 1, 2021 through November 3, 2023 and determined that the ownership change was less than 50% during that period. The Company’s existing NOLs are subject to limitations arising from previous ownership changes impacting the timing and amount, and the impact of such changes is reflected in the NOL amounts disclosed above. In addition, future changes in the Company’s stock ownership, many of which are outside of the Company’s control, could result in an ownership change.

Beginning January 1, 2022, pursuant to the Tax Cuts and Jobs Act of 2017 ("TCJA"), R&D costs in the current period are required to be capitalized and amortized over five or fifteen years, for domestic and foreign-incurred R&D, respectively.

Significant judgment is required in evaluating tax positions and determining the provision for income taxes. The Company establishes liabilities for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes may be due. These liabilities are established when the Company believes that its tax return positions are more-likely-than-not to be sustained upon audit by taxing authorities. The Company adjusts these liabilities in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of changes to these liabilities.

The amount of unrecognized tax benefits was $0.7 million as of both December 31, 2023 and 2022. Any changes in the next twelve months are not anticipated to have a significant impact on the results of operations, financial position or cash flows of the Company. All of the Company’s uncertain tax positions, if recognized, would affect its income tax expense, although the net impact would be zero due to the Company’s valuation allowance position.

The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the year ended December 31, 2022, the company recorded income tax benefit of $0.2 million related to interest received and receivable on income tax refunds. As of December 31, 2023, potential interest and penalties on unrecognized tax benefits were not significant.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits excluding related interest and penalties (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance	$711	$237
Increases for prior year tax positions	—	474
Ending balance	$711	$711

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

13. Net Loss Per Share

Because the Company has reported net loss attributable to common stockholders for the years ended December 31, 2023 and 2022, basic and diluted net loss per share attributable to common stockholders in each year are the same.

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

Potential common shares issuable upon conversion, vesting or exercise of unvested restricted stock, common stock warrants, and stock options that are excluded from the computation of diluted weighted-average shares outstanding, as they are anti-dilutive, are as follows:

	Year Ended December 31,
	2023	2022
Common stock warrants	50,000	145,600
Common stock options	5,105,169	3,397,998
Restricted stock units	604,167	414,485

14. Commitments and Contingencies

Spitfire Acquisition

In July 2019, the Company entered into the Spitfire merger agreement to acquire all of the equity interests of Spitfire Pharma, Inc. (“Spitfire”). Spitfire was a privately held, preclinical pharmaceutical company developing novel peptide products for pharmaceutical indications, including pemvidutide for the treatment of MASH. As part of the agreement, the Company is obligated to make payments of up to $80.0 million upon the achievement of specified worldwide net sales of all products developed using the technology acquired from Spitfire Pharma Inc. (the “Sales Milestone”) within ten years following the approval of a new drug application filed with the U.S. Food and Drug Administration (the “FDA”).

The contingent payments related to the Sales Milestones are predominately cash-based payments accounted for under FASB Accounting Standards Codification Topic 450, Contingencies. Accordingly, the Company will recognize the Sales Milestones when the contingency is probable and the amount can be reasonably estimated.

Litigation

The Company is not currently subject to any material legal proceedings. The Company is a party in various contracts and subject to disputes, litigation, and potential claims arising in the ordinary course of business none of which are currently reasonably possible or probable of material loss.

.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2023. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the year ended December 31, 2023, and has concluded that there was no change that occurred during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Item 9B. Other Information

Insider Trading Arrangements

On December 19, 2023, Dr. Vipin Garg, our President and Chief Executive Officer entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 80,000 shares of our common stock acquired pursuant to vesting of restricted awards granted to Dr. Garg. Dr. Garg’s plan will commence on the later of March 19, 2024 or two business days following the filing of our financial results on Form 10-K, and expires on March 19, 2025.

Other than the trading arrangement disclosed above, none of our officers or directors adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by us, directors, officers and employees.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Our directors are elected at each annual meeting of stockholders and hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. Our Bylaws provide that the number of Directors constituting the entire Board shall be not less than one nor more than nine as determined by resolution of the Board. Our Board currently has nine Directors, each of whom was elected at the Company’s 2023 annual meeting of stockholders.

The names and ages of our directors as of March 27, 2024 are set forth below:

Name	Age	Position
Vipin K. Garg, Ph.D.	66	President, Chief Executive Officer, and Director
Mitchel Sayare, Ph.D.	76	Chairman of the Board
David J. Drutz, M.D.	85	Director
John M. Gill	72	Director
Philip L. Hodges	55	Director
Wayne Pisano	69	Director
Diane Jorkasky, M.D.	72	Director
Klaus O. Schafer, M.D., MPH	74	Director
Catherine Sohn, Pharm D	71	Director

Vipin K. Garg, Ph.D. currently serves as our President and Chief Executive Officer and is a member of the Board of Directors. Dr. Garg joined Altimmune in November 2018 with over three decades of experience in the biotechnology and pharmaceutical industries. He has a proven track record of building and managing both private and publicly traded companies. Before joining Altimmune, from October 2013 to June 2018, he served as President and Chief Executive Officer of Neos Therapeutics, Inc. (since acquired by Aytu BioPharma, Inc. (Nasdaq: AYTU)), where he built a NASDAQ-listed commercial-stage biopharmaceutical company, launching three branded therapeutic products including Adzenys XR-ODTTM and Cotempla XR-ODTTM, the first ever XR-ODT medications for the treatment of ADHD. Prior to Neos, he served as president and Chief Executive Officer of Tranzyme Pharma where he progressed a discovery-stage, emerging biotech company to a Nasdaq-listed clinical-stage, drug development company. Prior to joining Tranzyme, Dr. Garg served as Chief Operating Officer of Apex Bioscience, Inc. (acquired by Curacyte AG of Munich, Germany), and held senior management positions at DNX Bio-Therapeutics, Inc. (until its acquisition by Baxter Healthcare Corporation), Sunovion Pharmaceuticals, Inc. (formerly known as Sepracor Inc., now a subsidiary of Sumitomo Dainippon Pharma), and Bio-Response Inc. (acquired by Baxter Healthcare Corporation). Dr. Garg received his Ph.D. in Biochemistry in 1982 from the University of Adelaide, Australia, and his M.S. from IARI Nuclear Research Laboratory, New Delhi, India in 1978. We believe that Dr. Garg’s extensive experience in the biotechnology and pharmaceutical industries makes him well qualified to serve as a member of our Board of Directors.

Mitchel Sayare, Ph.D. has been a member of the Board of Directors since April 2010. Dr. Sayare became Chairman of the Board in January 2018 and served as Executive Chairman from June 2018 to November 2018. Until 2010, Dr. Sayare served as the Chairman of the Board of public company ImmunoGen, Inc. (Nasdaq: IMGN) (a position he had held since 1989). In addition, he served as ImmunoGen’s Chief Executive Officer from 1986 to December 31, 2009, and as its President from 1986 to 1992, and from 1994 to July 2008. Prior to joining ImmunoGen, he served as Vice President of Development of Xenogen from 1982 to 1985. Prior to that he was Assistant Professor of Biophysics and Biochemistry at the University of Connecticut. Dr. Sayare earned a Ph.D. in biochemistry from Temple University School of Medicine. Dr. Sayare is chairman of the board of AutoIVF, Inc. and of MassPay Holdings, Inc., and is a director of Energesis, Inc. and Advanced Aesthetic Technologies, Inc., all privately-held companies. We believe that Dr. Sayare’s substantial experience as a board member and executive officer of biotechnology companies makes him well qualified to serve as a member of our Board of Directors.

David J. Drutz, M.D. has served as a member of our Board of Directors since May 2017, when he was appointed to the Board in connection with the completion of the Merger. Dr. Drutz was first elected to Private Altimmune’s Board of Directors in January 2010 and was elected Board Chairman in October 2011. Dr. Drutz is the President of Pacific Biopharma Associates, LLC, a biopharmaceutical consulting company that he founded in 1999. From 2008 to 2015, he held various positions at DARA BioSciences (Nasdaq: DARA), an oncology supportive care company which was acquired by Midatech Pharma plc, including Director, Chief Executive Officer, Executive Chairman and Chief Medical Officer. He also previously served as Chairman of Tranzyme Pharma (Nasdaq: TZYM) from 2000 to 2010; and Director of MethylGene (TSX: MYG) from 2000 to 2010 and Gentris Corporation from 2007 to 2014. From 1999 to 2008 he was a general partner with Pacific Rim Ventures, a Tokyo-based venture capital firm. Dr. Drutz’s management experience includes tenures as VP Biological Sciences and VP Clinical Research at Smith Kline & French Laboratories; VP Clinical Development at Daiichi Pharmaceutical Corporation; and CEO of Inspire Pharmaceuticals (1995 – 1998) and Sennes Drug Innovations (1994 – 1995). Earlier, Dr. Drutz was Professor of Medicine, Chief of the Division of Infectious Diseases, and the founder of the NSF Center for Cell Regulation at the UT Health Science Center, San Antonio. Dr. Drutz received his M.D. from the University of Louisville School of Medicine and postgraduate training in internal medicine and infectious diseases at Vanderbilt University School of Medicine, serving subsequently as a research medical officer in the U.S. Navy (LCDR, USNR). We believe Dr. Drutz’s significant experience in biotechnology investment and as a physician make him well qualified to serve as a member of our Board of Directors.

John M. Gill has served as a member of our Board of Directors since August 2004. Mr. Gill served as PharmAthene’s President and Chief Executive Officer from March 2015 until the completion of the Merger in May 2017. From 2003 to 2013, Mr. Gill served as the President, Chief Executive Officer, co-founder and a Director of TetraLogic Pharmaceuticals Corporation, a public biopharmaceutical company. Mr. Gill has previously held positions at 3 Dimensional Pharmaceuticals and SmithKline Beecham. After serving in the United States Marine Corps, Mr. Gill earned a B.A. in Accounting and Economics from Rutgers University. We believe Mr. Gill’s executive and board experience in the pharmaceutical industry and his substantial financial knowledge and expertise make him well qualified to serve as a member of our Board of Directors.

Philip L. Hodges has served as a member of our Board of Directors since May 2017, when he was appointed to the Board in connection with the completion of the Merger, and was first elected to Private Altimmune’s board of directors in September 2003. Mr. Hodges is Managing Partner of Redmont Capital, a private equity firm located in Birmingham, Alabama, which he joined at its inception in 1997. Redmont Capital is a co-founder of Private Altimmune. Mr. Hodges’ investment strategy is focused on high-growth small businesses within the health care, life science and technology sectors. He currently serves as a director for several of the firm’s portfolio companies. Mr. Hodges holds a Bachelor of Science in Business Administration from the Brock School of Business at Samford University. We believe Mr. Hodges’ experience as a life science investor makes him well qualified to serve as a member of our Board of Directors.

Wayne Pisano has served as a member of our Board of Directors since August 2018. Mr. Pisano also has served on the board of directors of Oncolytics Biotech Inc. (Nasdaq: ONCY), a biotechnology company, since May 2013. Mr. Pisano served on the board of directors of Provention Bio, Inc. (Nasdaq: PRVB), a biopharmaceutical company, from April 2018 until April 2023 when it was acquired by Sanofi, and IMV INC. (Nasdaq: IMV) a biopharmaceutical company from October 2011 until March 2021. Mr. Pisano served as president and Chief Executive Officer of VaxInnate Corporation, a biotechnology company, from January 2012 until November 2016. Mr. Pisano joined Sanofi Pasteur in 1997 and was promoted to President and Chief Executive Officer in 2007, the position he successfully held until his retirement in 2011. He has a Bachelor of Science in biology from St. John Fisher College, New York and an MBA from the University of Dayton, Ohio. We believe Mr. Pisano’s depth of experience across the spectrum of commercial operations, public immunization policies and pipeline development makes him well qualified to serve as a member of our Board of Directors.

Diane Jorkasky, M.D. has served as a member of our Board of Directors since May 2020. Dr. Jorkasky currently serves as a member of the board of directors of Alzheon, Inc., a private biopharmaceutical company, since 2016. She also served on the board of directors of Q Therapeutics, Inc. from September 2013 until August 2016. From June 2014 to August 2019, she served as Executive Vice President, Chief Medical Officer and Head of Development at Complexa Inc., a clinical stage biopharmaceutical company. Dr. Jorkasky received her M.D. in 1977 from the University of Pennsylvania School of Medicine and is board certified in internal medicine, nephrology and clinical pharmacology. She is a member of the Connecticut Academy of Science and Technology. Dr. Jorkasky is on the faculties of University of California, San Francisco, and Uniformed Service of Health Sciences Medical Schools, with previous faculty appointments at Yale University and the University of Pennsylvania Schools of Medicine. We believe Dr. Jorkasky’s executive and board experience in the pharmaceutical industry and as a physician make her well qualified to serve as a member of our Board of Directors.

Klaus O. Schafer, M.D., MPH has served as a member of our Board of Directors since May 2017, upon completion of the Merger. Dr. Schafer was first elected to Private Altimmune’s Board of Directors in 2012. Dr. Schafer has over 35 years of healthcare leadership experience, having held senior positions in government and industry. As former, Acting Deputy Assistant to the Secretary of Defense for chemical and biological defense, he oversaw the Department’s $1.0 billion program for vaccine, therapeutics, medical device and sensor development and was instrumental in advancing research into human immune response. As former U.S. Air Force Assistant Surgeon General, he managed all aspects of large integrated health care delivery systems, from clinical care, administration of clinics and hospitals, and oversaw large S&T portfolios, including clinical trials. Former CEO and co-founder of TessArae LLC, a biotech medical sequencing device company. Former Chief Medical Officer and client executive for health at CACI International. He has been an independent consultant since 2002 serving a number of biotech and health-related company advisory boards and Tadpole Ventures, a private venture capital firm. Dr. Schafer earned his M.D. degree at the University of Iowa, medical boards in family practice and aerospace medicine in the Air Force, Master of Public Health at the University of Texas, and a Master of Science at the Dwight D. Eisenhower School of National Security and Resource Strategy. Dr. Schafer is CERT certified in Cybersecurity Oversight from the Carnegie Mellon University Software Engineering Institute. We believe Dr. Schafer’s broad experience across multiple aspects of the healthcare, pharmaceutical development industries and government makes him well qualified to serve as a member of our Board of Directors.

Catherine Sohn, Pharm D. has served as a member of our Board of Directors since March 2023. Dr. Sohn also serves on the board of directors of Jazz Pharmaceuticals plc (Nasdaq: JAZZ), a commercial-stage biopharmaceutical company, since July 2012 and Maze Therapeutics, a private clinical-stage biopharmaceutical company, since January 2021. Dr. Sohn was formerly senior vice president of worldwide business development, and a member of the global executive committee at GlaxoSmithKline’s Consumer Healthcare division, where she led U.S. and global transactions and prior to that was Vice President of Strategic Product Development at SmithKline Beecham Pharmaceuticals. Since retiring from GlaxoSmithKline, Dr. Sohn has advised CEOs and boards of private life science companies on strategy, strategic product development, partnering, mergers and acquisitions, commercialization of new medicines and vaccines and culture, in her role as President of Sohn Health Strategies. Dr. Sohn received her Doctor of Pharmacy degree from the University of California, San Francisco, a Corporate Directors Certificate from Harvard Business School, a Certificate of Professional Development from Wharton, a Certificate from UC Berkeley Law for environmental, social and corporate governance, has attended Stanford Directors College and is a Certified Licensing Professional Emeritus. Dr. Sohn is also an Adjunct Professor at the University of California, San Francisco. We believe that Dr. Sohn’s extensive experience in the biopharmaceutical industry and as a pharmacist make her well qualified to serve as a member of our Board of Directors.

Executive Officers

The names and ages of our executive officers as of March 27, 2024 are set forth below:

Name	Age	Position
Vipin K. Garg, Ph.D.	66	President, Chief Executive Officer, and Director
Richard Eisenstadt, M.B.A.	65	Chief Financial Officer
M. Scot Roberts, Ph.D.	65	Chief Scientific Officer
M. Scott Harris, M.D.	70	Chief Medical Officer
Raymond M. Jordt	51	Chief Business Officer

Vipin K. Garg, Ph.D. is our President, Chief Executive Officer and a Director. See Item 10 - “Directors” for a discussion of Dr. Garg’s business experience.

Richard Eisenstadt, M.B.A. currently serves as our Chief Financial Officer. Mr. Eisenstadt has served as Chief Financial Officer of Altimmune since December 2021. He has served in senior financial leadership roles for over twenty-five years. Prior to joining Altimmune, he served as Chief Financial Officer at Aytu BioPharma, Inc. (Nasdaq: AYTU) following its merger with Neos Therapeutics, Inc. (Nasdaq: NEOS) in March 2021. While Chief Financial Officer at Neos, he raised over $340 million in private and public equity and debt financings and supported the transition of the company from clinical stage to commercial operations. Prior to Neos, Mr. Eisenstadt served as Chief Financial Officer at Arborgen,

Inc., a privately-held agriculture biotechnology company, and prior to that, Chief Financial Officer at Tranzyme, Inc. (Nasdaq: TZYM), where he was instrumental in its initial public offering, negotiating several licensing agreements, and financing the company through late-stage clinical development. Mr. Eisenstadt received an M.B.A. from James Madison University and a B.A. in Economics from the University of North Carolina at Chapel Hill.

M. Scot Roberts, Ph.D. currently serves as Chief Scientific Officer of the Company. Dr. Roberts joined Altimmune in December 2012 and has over 20 years of biologics development experience, most recently at ImQuest BioSciences, Inc., where as Chief Scientific Officer from November 2010 until November 2012, he was responsible for managing scientific operations. Dr. Roberts held key positions at Wellstat Biologics Corporation from August 1996 until October 2010, including Director of Research and Development where he was responsible for development of a portfolio of biologic candidates in oncology including a clinical stage oncolytic virus asset. He is an inventor on twelve patent and patent application families, and author of numerous publications in peer-reviewed journals. Dr. Roberts has been an invited speaker at international conferences where he chaired a variety of scientific sessions. Dr. Roberts received an M.S.in Chemistry from Illinois State University and a Ph.D. from the Johns Hopkins School of Medicine, Department of Pharmacology and Molecular Sciences.

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

Raymond M Jordt, M.B.A. currently serves as Chief Business Officer of the Company, which he joined in January 2023. Mr. Jordt is an accomplished executive with over twenty-five years of experience in the pharmaceutical industry. Prior to joining Altimmune, he spent nearly two decades in various corporate and business development roles, including most recently as Head of Transactions at Eli Lilly and Company from August 2020 through December 2022, and prior to that as Senior Director, Corporate and Business Development from 2016 through July 2020. During his tenure at Lilly, he led acquisitions, in/out-licensing, divestitures, collaborations, options and equity investments with biotech and pharmaceutical companies at all stages of development. He has worked across multiple therapeutic areas, including obesity, diabetes, CNS, immunology, dermatology and pain. His efforts led to four approved products and reshaped the portfolios of key business units. Mr. Jordt received an M.B.A. from Indiana University, an M.S. in Biomedical Engineering at the University of Memphis and a B.S. in Biomedical Engineering from Arizona State University.

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

The Nominating and Corporate Governance Committee of the Board selects nominees for director positions to be recommended by our Board for election as directors and for any vacancies in such positions, develops and recommends for our Board the Corporate Governance Guidelines of the Company and oversees the annual review of the performance of the Board, each director and each committee. The Nominating and Corporate Governance Committee currently consists of Messrs. Pisano (Chair) and Gill and Drs. Drutz and Sohn. The Board has determined that each member of the Nominating and Corporate Governance Committee is an independent director in accordance with NASDAQ listing standards.

Meetings and attendance

During the fiscal year ended December 31, 2023, the Board held 10 meetings and the Board Committees held a total of 8 meetings. Each director attended 75% or more of the total number of meetings of the Board and the Board Committees of which he or she was a member during the period he or she served as a director in fiscal year 2023. The Company has no specific policy regarding director attendance at our annual meeting of stockholders. Generally, however, a Board meeting is held on the same date as the annual meeting, with directors attending the annual meeting. Our 2023 annual meeting of stockholders was attended by all of the directors recommended for election.

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

The Board of Directors monitors management’s responsibility for risk oversight through regular reports from management to the Audit Committee and the full Board. Furthermore, the Audit Committee reports on the matters discussed at the committee level to the full Board. The Audit Committee and the full Board focus on the material risks facing the Company, including strategic, operational (including cybersecurity), legal and regulatory risks, to assess whether management has reasonable controls in place to address these risks. In addition, the Compensation Committee is charged with reviewing and discussing with management whether the Company’s compensation arrangements are consistent with effective controls and sound risk management. Finally, risk management is a factor that the Board and the Nominating and Corporate Governance Committee consider when determining who to nominate for election as a director of the Company and which directors serve on the Audit Committee. The Board believes this division of responsibilities provides an effective and efficient approach for addressing risk management.

Code of Business Conduct and Ethics and other governance documents

We have adopted a written Code of Business Conduct and Ethics that applies to our Board of Directors and all of our employees, including our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. A copy of our code of conduct can be found on our website, http://www.altimmune.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K and under the applicable NASDAQ Global Market rules by posting such information on our website in accordance with such requirements.

You may also obtain a copy of these documents by writing to Altimmune, Inc., 910 Clopper Road, Suite 201S, Gaithersburg, Maryland 20878, Attention: Investor Relations.

Copies of the charters of our Board’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as a copy of the Company’s Corporate Governance Guidelines, can be accessed in the Investor Relations — Corporate Governance section of our website. The information on, or that can be accessed through our website is not part of this Annual Report and is not incorporated by reference herein.

Communicating with our Board members

Although our Board of Directors has not adopted a formal process for stockholder communications with the Board, we make every effort to ensure that the views of stockholders are heard by the Board or by individual directors, as applicable, and we believe that this has been an effective process to date. Stockholders may communicate with the Board by sending a letter to the Altimmune, Inc. Board of Directors, c/o Corporate Secretary, 901 Clopper Road, Suite 201S, Gaithersburg, Maryland 20878. The Corporate Secretary will receive the correspondence and forward it to the Chairman of the Board, or to any individual director or directors to whom the communication is directed, as appropriate. Notwithstanding the above, the Corporate Secretary has the authority to discard or disregard any communication that is unduly hostile, threatening, illegal or otherwise inappropriate or to take any other appropriate actions with respect to such communications.

In addition, any person, whether or not an employee, who has a concern regarding the conduct of the Company or our employees, including with respect to our accounting, internal accounting controls or auditing issues, may, in a confidential or anonymous manner, communicate that concern in writing by addressing a letter to the Chairman of the Audit Committee, c/o Corporate Secretary, at the address of our corporate headquarters address, which is 910 Clopper Road, Suite 201S, Gaithersburg, Maryland 20878.

Section 16(a) beneficial ownership reporting compliance and Delinquent Section 16(a) Reports

The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which requires them to file reports with respect to their ownership of our Common Stock and their transactions in such Common Stock. Based solely upon a review of the copies of Section 16(a) reports that the Company has received from such persons for transactions in our Common Stock and their Common Stock holdings for the 2023 fiscal year, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its directors, executive officers and beneficial owners of more than 10% of its Common Stock, except that Mr. Gill was not timely in filing one Form 4 during the fiscal year ended December 31, 2023.

Item 11. Executive Compensation

Our named executive officers (“Named Executive Officers”) for the year ended December 31, 2023 are:

●	Vipin K. Garg, Ph.D., our Chief Executive Officer;
●	M. Scott Harris, M.D., our Chief Medical Officer; and
●	Raymond M. Jordt, our Chief Business Officer

Elements of Compensation

The compensation arrangement for each Named Executive Officer is intended to encourage performance and to align the Named Executive Officers’ interests with those of our stockholders. In setting compensation for our Named Executive Officers, the Compensation Committee and the Board take into account the relative amount of compensation that is delivered on a current and long-term basis and in the form of cash and equity. The combination of performance measures for annual bonuses and the equity compensation programs for executive officers, as well as the multi-year vesting schedules for equity awards encourage employees to maintain both a short-term and a long-term view with respect to Company performance.

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

Annual Performance-Based Bonus

The Named Executive Officers are entitled to receive annual performance-based cash bonuses, the amount of which is based on satisfaction of corporate objectives that are established by the Board of Directors and/or the Compensation Committee. The annual bonuses are intended to encourage the Named Executive Officers to promote the growth of the Company’s business.

At the beginning of the year, the Compensation Committee, after reviewing management’s self-assessment, evaluates specific achievements and our overall success in the prior year. The Compensation Committee considers our CEO’s recommendations, and independently reviews and recommends the total percentage achievement level for each of the executive officers to the Board of Directors for approval.

For the year ended December 31, 2023, upon recommendation of the Compensation Committee, our Board of Directors set broad-based corporate objectives that established the criteria for the funding of our annual bonus plan and focused on the following key objectives:

●	Advance candidate pipeline through generation of human clinical data and CMC development (60% weighting);
●	Complete strategic assessment of Company assets and define strategic goals (15% weighting);
●	Strategic partnerships to maximize program value and further advance pipeline (15% weighting); and
●	Manage operations to maximize resources and minimize risk (10% weighting).

For each of these corporate objectives, the Compensation Committee also established criteria for assessing performance in terms of what achievements would be below expectations, meet expectations or exceed expectations, with weighting assigned to each of these objectives as described above. Below expectations achievement of an objective results in payment between 0-80% of the weighting, meets expectations achievement of an objective results in payment between 80-120% of the weighting and exceeds expectations results in payment between 120-150% of the weighting. In January 2024, our Board of Directors, upon the recommendation of the Compensation Committee, completed its assessment of management’s achievement of these corporate objectives for 2023, and concluded that these core corporate objectives were achieved by the management team and determined achievement at approximately 100% of the target annual performance-based cash bonuses for our Named Executive Officers. This level was determined based upon, among other things, successful financing of our clinical programs, positive 48-week weight loss data from the obesity trial and initiating a second Phase 2 metabolic development program for metabolic dysfunction-associated steatohepatitis (“MASH”).

Equity Awards

The Named Executive Officers are eligible to receive equity awards under the Altimmune, Inc. 2017 Omnibus Incentive Plan (as amended, the “2017 Plan”). Awards under the 2017 Plan are intended to align the interests of the Named Executive Officers with those of our stockholders and to create a link between executive pay and the long-term performance of our Common Stock. During the year ended December 31, 2023, we granted our Named Executive Officers stock options and restricted stock units (“RSUs”), as described in more detail in the Outstanding Equity Awards at Fiscal Year-End table below.

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

Summary Compensation Table

The following table sets forth the total compensation that was paid to or earned by the Named Executive Officers for the 2023 and 2022 fiscal years.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(1)	($)	($)(2)	($)
Vipin K. Garg, Ph.D.	2023	620,154	—	1,379,448	3,116,499	334,950	31,038	5,482,089
Chief Executive Officer	2022	580,000	—	570,774	1,393,493	319,000	17,157	2,880,424
M. Scott Harris, M.D.	2023	487,569	—	477,848	1,080,331	191,520	2,720	2,239,988
Chief Medical Officer	2022	456,000	—	234,183	572,395	182,400	4,640	1,449,618
Raymond M. Jordt	2023	405,000	—	586,125	1,776,009	162,000	11,850	2,940,984
Chief Business Officer	2022	—	—	—	—	—	—	—
(1)	Amounts in this column reflect the aggregate grant date fair value of stock awards and/or stock options granted during the covered year computed in accordance with the provisions of FASB ASC Topic 718. The assumptions used to calculate the amounts for fiscal years 2023 and 2022 are discussed in Item 8, Financial Statements and Supplementary Data.
(2)	All other compensation consisted of the following:

		401(k)		HSA	Commuting	Total Other
		Match	Benefits	Match	Expense	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)
Vipin K. Garg, Ph.D.	2023	1,934	8,967	2,400	17,737	31,038
Chief Executive Officer
M. Scott Harris, M.D.	2023	1,520	—	1,200	—	2,720
Chief Medical Officer
Raymond M. Jordt	2023	9,450	—	2,400	—	11,850
Chief Business Officer

Narrative to Summary Compensation Table

Agreements with Named Executive Officers

We have entered into employment agreements with each of Dr. Garg, Dr. Harris and Mr. Jordt. The material terms of such agreements are summarized below.

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

The agreement provided Dr. Harris with an initial base salary of $370,000. In addition, Dr. Harris is eligible to receive an annual discretionary incentive bonus of up to 40% of base salary based as determined by the Compensation Committee. In addition, Dr. Harris would be granted incentive stock options to purchase 107,000 shares of the Company’s common stock, and Dr. Harris is eligible to participate in the Company’s employee benefit plans made available to its similarly situated senior executives.

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

Employment Agreement with Raymond M. Jordt

On January 1, 2023, the Company entered into an employment agreement with Raymond M. Jordt, the Chief Business Officer. The agreement provided that Mr. Jordt would be employed so long as mutually agreeable to Mr. Jordt and the Company.

The agreement provided Mr. Jordt with an initial base salary of $405,000. In addition, Mr. Jordt was paid a signing bonus of $85,000, and is eligible to receive an annual discretionary incentive bonus of up to 40% of base salary based as determined by the Compensation Committee. In addition, Mr. Jordt would be granted incentive stock options to purchase 125,000 shares of the Company’s common stock and 37,500 RSUs. Mr. Jordt is eligible to participate in the Company’s employee benefit plans made available to its similarly situated senior executives.

If, prior to a “change in control” (as defined in the employment agreement), the Company terminates the employment of Mr. Jordt without “cause” or if he resigns for “good reason” (as defined below), in addition to accrued benefits (to which he is entitled on any termination of employment), Mr. Jordt will be entitled to receive severance equal to 12 months of base salary continuation payments, 12 months of continued coverage under the health insurance plans in which the executive participated at the time of the termination and payment of any unpaid prior year’s annual bonus. If such employment termination or resignation occurs within the one-year period following a change in control, he would be entitled to receive a severance amount equal to the sum of 12 months of his base salary plus his target annual discretionary incentive bonus for the year of termination, 12 months of continued coverage under the health insurance plans in which he participates at the time of termination, payment of any unpaid prior year’s annual bonus and, all of his outstanding unvested equity awards will become vested. The agreement also provides that if any payments, whether under the agreement or otherwise, payable to him would be subject to the golden parachute excise tax under Section 4999 of the Code, such payments will be reduced to the extent necessary to avoid the excise tax if doing so would result in a greater net after tax payment to him. Mr. Jordt is required to execute and not revoke a release of claims in Altimmune’s favor in order to be eligible to receive the severance payments and benefits.

Under the agreement with Mr. Jordt, “cause” generally means his (i) material breach of his fiduciary duties, (ii) material breach of the agreement, (iii) willful failure or refusal to follow Altimmune’s written policies, (iv) conviction of, or plea of guilty or nolo contendere to, a felony or (v) continuing and willful failure to act as directed by Altimmune’s board of directors or its chief executive officer. Under the agreement, “good reason” generally means (i) a reduction in Mr. Jordt’s base salary or target annual bonus opportunity, (ii) a material diminution in authority, duties or responsibilities or (iii) a relocation of his principal place of employment more than 50 miles from Fishers, Indiana.

Under the agreement, Mr. Jordt is subject to restrictive covenants during the term of his employment and for a period of six months following termination of employment. In particular, he is prohibited from soliciting the Company’s customers, clients and employees and from engaging in sales, marketing or related activities on the executive’s behalf or another entity that directly competes with the Company.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards of our Named Executive Officers as of December 31, 2023.

		Option Awards						Stock Awards
		Number of	Number of		Number of
		Securities	Securities		Securities			Number of		Market Value
		Underlying	Underlying		Underlying			Shares or		of Shares or
		Unexercised	Unexercised		Unexercised	Option	Option	Units of Stock		Units of Stock
		Options (#)	Options (#)		Unearned	Exercise	Expiration	That Have Not		That Have
Name	Grant Date	Exercisable	Unexercisable		Options (#)	Price ($)	Date	Vested (#)		Not Vested ($)(12)
Vipin K. Garg, Ph.D.	11/30/2018	322,907	—	(1)	—	3.59	11/30/2028	—		—
	1/2/2020	146,385	3,115	(2)	—	1.92	1/2/2030	—		—
	2/1/2021	171,063	70,437	(3)	—	16.71	2/1/2031	—		—
	2/1/2021	—	—		—	—	—	33,090	(4)	372,263
	2/2/2022	102,209	120,791	(5)	—	7.53	2/2/2032	—		—
	2/2/2022	—	—		—	—	—	56,850	(6)	639,563
	1/30/2023	—	302,900	(7)	—	12.88	1/30/2033	—		—
	1/30/2023	—	—		—	—	—	107,100	(8)	1,204,875

M. Scott Harris, M.D.	9/9/2019	107,000	—	(9)	—	2.13	9/9/2029	—		—
	1/2/2020	30,121	1,279	(2)	—	1.92	1/2/2030	—		—
	2/1/2021	63,750	26,250	(3)	—	16.71	2/1/2031	—		—
	2/1/2021	—	—		—	—	—	12,332	(4)	138,735
	2/2/2022	41,984	49,616	(5)	—	7.53	2/2/2032	—		—
	2/2/2022	—	—		—	—	—	23,325	(6)	262,406
	1/30/2023	—	105,000	(7)		12.88	1/30/2033	—		—
	1/30/2023	—	—		—	—	—	37,100	(8)	417,375

Raymond M. Jordt	1/3/2023	—	125,000	(10)	—	15.63	1/3/2033	—		—
	1/3/2023	—	—		—	—	—	37,500	(11)	421,875
(1)	This option was granted on November 30, 2018 and 25% became vested and exercisable on the first anniversary of the grant date. The aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36-month period commencing on January 1, 2020.
(2)	On January 2, 2020, Dr. Garg and Dr. Harris were granted an option to purchase 149,500 and 61,400, respectively, shares of Common Stock of the Company at an exercise price of $1.92 per share. 25% of the option vests and becomes exercisable on the first anniversary of the grant date and the aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36-month period commencing on February 2, 2021.
(3)	On February 1, 2021, Dr. Garg and Dr. Harris were granted an option to purchase 241,500 and 90,000, respectively, shares of Common Stock of the Company at an exercise price of $16.71 per share. 25% of the option vests and becomes exercisable on the first anniversary of the grant date and the aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36-month period commencing on March 1, 2022.
(4)	On February 1, 2021, Dr. Garg and Dr. Harris were granted 66,181 and 24,664 RSUs, respectively. The RSUs vest equally over a four-year period commencing on February 1, 2022.
(5)	On February 2, 2022, Dr. Garg and Dr. Harris were granted an option to purchase 223,000 and 91,600, respectively, shares of Common Stock of the Company at an exercise price of $7.53 per share. 25% of the option vests and becomes exercisable on the first anniversary of the grant date and the aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36-month period commencing on February 2, 2023.

(6)	On February 2, 2022, Dr. Garg and Dr. Harris were granted 75,800 and 31,100 RSUs, respectively. The RSUs vest equally over a four-year period commencing on February 2, 2023.
(7)	On January 30, 2023, Dr. Garg and Dr. Harris were granted an option to purchase 302,900 and 105,000, respectively, shares of Common Stock of the Company at an exercise price of $12.88 per share. 25% of the option vests and becomes exercisable on the first anniversary of the grant date and the aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36-month period commencing on January 30, 2024.
(8)	On January 30, 2023, Dr. Garg and Dr. Harris were granted 107,100 and 37,100 RSUs, respectively. The RSUs vest equally over a four-year period commencing on January 30, 2024.
(9)	This option was granted on September 9, 2019, and 25% became vested and exercisable on the first anniversary of the grant date. The aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36-month period commencing on September 9, 2020.
(10)	On January 3, 2023, Mr. Jordt was granted an option to purchase 125,000 shares of Common Stock of the Company at an exercise price of $15.63 per share. 25% of the option vests and becomes exercisable on the first anniversary of the grant date and the aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36-month period commencing on January 1, 2024.
(11)	On January 3, 2023, Mr. Jordt was granted 37,500 RSUs. The RSUs vest equally over a four-year period commencing on January 1, 2024.
(12)	Represents the fair market value of the shares underlying unvested RSUs as of December 31, 2023, based upon the closing price of our Common Stock on December 29, 2023 (the last trading day of fiscal year 2023) of $11.25.

Director Compensation

In September 2022, the Company’s Board approved an update to the then-existing non-employee director compensation policy effective as of January 1, 2023. Accordingly, the Board increased the cash compensation for Audit Committee Members from $7,500 in 2022 to $9,000 in 2023 and for the Compensation Committee Chairperson from $12,000 in 2022 to $15,000 in 2023. Under the program, non-employee directors that qualify under the program receive the cash compensation set forth below, and an additional annual payment of an option to purchase a number of shares of the Company’s Common Stock equal to 62 ½ percentile of the Company’s peer group based on percentage ownership (the “Annual Director Option Grant Amount”), which will be granted immediately following the date of each annual meeting of stockholders. Any such option will vest in substantially equal monthly installments for 11 months after the date of grant, with the remaining one-twelfth vesting on the earlier of the one-year anniversary of the date of the grant or the date of the next annual meeting of the Company’s stockholders. In addition, new non-employee directors that qualify under the program receive an initial award in the form of an option to purchase shares of the Company’s Common Stock equal to two times the Annual Director Option Grant Amount upon their election to the board. Any such option shall vest in equal monthly installments during the 36 months following the date upon which the director is first elected to the Board. The vesting of any option grants to our non-employee directors under our non-employee director compensation policy is subject to such non-employee director’s continued service as a director and will accelerate in full upon a change in control of our company.

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

Under our non-employee director compensation program, each non-employee director that qualifies under the program is eligible to receive compensation for his or her service on our board of directors or committees thereof consisting of annual cash retainers paid quarterly in arrears, as follows:

Position	Retainer
Board Member	$40,000
Chairperson of the Board	$30,000
Audit Committee Chairperson	$20,000
Audit Committee Member	$9,000
Compensation Committee Chairperson	$15,000
Compensation Committee Member	$6,000
Nominating and Corporate Governance Committee Chairperson	$10,000
Nominating and Corporate Governance Committee Member	$5,000

The table below sets forth the compensation received by each of our non-employee directors for the fiscal year ended December 31, 2023.

	Fees earned	Stock	Option
	or paid in	Awards	Awards	Total
Name	cash ($)	($)	($)(1)	($)
Mitchel Sayare, Ph.D.(2)	70,000	—	49,680	119,680
David J. Drutz, M.D.(3)	60,000	—	49,680	109,680
John M Gill(4)	54,000	—	49,680	103,680
Philip L. Hodges(5)	66,000	—	49,680	115,680
Wayne Pisano(6)	59,000	—	49,680	108,680
Diane K. Jorkasky, M.D.(7)	46,000	—	49,680	95,680
Klaus O. Schafer, M.D., MPH(8)	55,000	—	49,680	104,680
Catherine Sohn, Pharm D(9)	32,250	—	241,215	273,465
(1)	Amounts reflect the aggregate grant date fair value of stock options granted during the covered year computed in accordance with the provisions of FASB ASC Topic 718. The assumptions used to calculate the amounts for fiscal years 2022 are discussed in Item 13, Financial Statements and Supplementary Data.
(2)	As of December 31, 2023, Dr. Sayare held unexercised options to purchase an aggregate of 131,034 shares of the Common Stock of the Company.
(3)	As of December 31, 2023, Dr. Drutz held unexercised options to purchase an aggregate of 119,867 shares of the Common Stock of the Company.
(4)	As of December 31, 2023, Mr. Gill held unexercised options to purchase an aggregate of 119,867 shares of the Common Stock of the Company.
(5)	As of December 31, 2023, Mr. Hodges held unexercised options to purchase an aggregate of 119,867 shares of the Common Stock of the Company.
(6)	As of December 31, 2023, Mr. Pisano held unexercised options to purchase an aggregate of 99,200 shares of the Common Stock of the Company.
(7)	As of December 31, 2023, Dr. Jorkasky held unexercised options to purchase an aggregate of 105,590 shares of the Common Stock of the Company.
(8)	As of December 31, 2023, Dr. Schafer held unexercised options to purchase an aggregate of 119,867 shares of the Common Stock of the Company.
(9)	As of December 31, 2023, Dr. Sohn held unexercised options to purchase an aggregate of 73,100 shares of the Common Stock of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of March 22, 2024 by (i) each person or group of persons known by us to beneficially own more than five percent of our Common Stock, (ii) each of our named executive officers, (iii) each of our directors and nominees for director and (iv) all of our directors and executive officers as a group.

The following table gives effect to the shares of Common Stock issuable within 60 days of March 22, 2024 upon the exercise of all options and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under Section 13 of the Securities Exchange Act of 1934, as amended, and includes voting and investment power with respect to shares. Percentage of beneficial ownership is based on 70,895,286 shares of Common Stock outstanding at the close of business on March 22, 2024. Except as otherwise noted below, each person or entity named in the following table has sole voting and investment power with respect to all shares of our Common Stock that he, she or it beneficially owns.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o Altimmune, Inc., 910 Clopper Road, Suite 201S, Gaithersburg, Maryland 20878.

	Number of	Percentage of
	Shares	Shares
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned
5% or Greater Stockholders:
Ameriprise Financial, Inc.(1)	4,183,682	5.9%
BlackRock, Inc.(2)	4,044,707	5.7
The Vanguard Group(3)	3,571,972	5.0
Directors and Named Executive Officers:
Vipin K. Garg(4)	1,180,748	1.6%
M. Scott Harris(5)	349,496	*
Raymond M. Jordt(6)	55,409	*
Mitchel Sayare, Ph.D.(7)	146,522	*
David J. Drutz, M.D.(8)	138,777	*
John M. Gill(9)	111,763	*
Philip L. Hodges(10)	135,571	*
Klaus O. Schafer, M.D., MPH(11)	118,171	*
Wayne Pisano(12)	96,823	*
Diane K. Jorkasky, M.D.(13)	94,715	*
Catherine Sohn, Pharm D(14)	32,197	*
All Executive Officers and Directors as a Group (13 persons)(15)	2,888,480	4.0%
*	Represents beneficial ownership of less than one percent of Altimmune’s outstanding Common Stock.
(1)	This information is based solely on information reported on a Schedule 13G filed with the SEC on February 14, 2024 on behalf of Ameriprise Financial, Inc., TAM UK International Holdings Limited, Threadneedle Holdings Limited, TAM UK Holdings Limited, Threadneedle Asset Management Holdings Limited, TC Financing Ltd, Threadneedle Asset Management Limited and Threadneedle Investment Services Limited, collectively (“Ameriprise Entities”). Ameriprise Financial, Inc., as the parent company of the other Ameriprise Entities, may be deemed to beneficially own the shares reported herein by other Ameriprise Entities. Each of the Ameriprise Entities disclaims beneficial ownership of any shares reported on this Schedule 13G filing. According to the report, Ameriprise Financial, Inc. has shared voting power with respect to 4,183,439 shares of Common Stock of the Company and shared dispositive power with respect to 4,183,682 shares of the Common Stock of the Company. The principal business address of Ameriprise Financial, Inc is 145 Ameriprise Financial Center. Minneapolis, MN 55474.
(2)	This information is based solely on information reported on a Schedule 13G filed with the SEC on January 26, 2024 on behalf of BlackRock, Inc. According to the report, BlackRock has sole voting power with respect to 3,976,066 shares of the Common Stock of the Company and sole dispositive power with respect to 4,044,707 shares of the

Common Stock of the Company. The principal business address of BlackRock is 50 Hudson Yards, New York, NY 10001.
(3)	This information is based solely on information reported on a Schedule 13G/A filed with the SEC on February 13, 2024 on behalf of The Vanguard Group - 23-1945930. According to the report, The Vanguard Group - 23-1945930 has shared voting power with respect to 24,114 shares of Common Stock of the Company, sole dispositive power with respect to 3,529,736 shares of Common Stock of the Company, and shared dispositive power with respect to 42,236 shares of Common Stock of the Company. The principal business address of The Vanguard Group - 23-1945930 is 100 Vanguard Blvd. Malvern, PA 19355.
(4)	Consists of 292,028 shares of Common Stock, and 888,720 shares of Common Stock which can be acquired upon exercise of outstanding options or vesting of restricted stock within 60 days of March 22, 2024.
(5)	Consists of 53,633 shares of Common Stock and 295,863 shares of Common Stock which can be acquired upon exercise of outstanding options or vesting of restricted stock within 60 days of March 22, 2024.
(6)	Consists of 13,743 shares of Common Stock and 41,666 shares of Common Stock that can be acquired upon the exercise of outstanding options or vesting of restricted stock within 60 days of March 22, 2024.
(7)	Consists of 26,363 shares of Common Stock and 120,159 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days of March 22, 2024
(8)	Consists of 29,785 shares of Common Stock held by Pacific Biopharma Associates, LLC, of which Mr. Drutz is the President and 108,992 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days of March 22, 2024.
(9)	Consists of 2,771 shares of Common Stock and 108,992 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days of March 22, 2024.
(10)	Consists of 8,731 shares of Common Stock, 17,848 shares of Common Stock held by Paradigm Venture Partners, L.P., of which Mr. Hodges is deemed to be the beneficial owner of these securities and 108,992 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days of March 22, 2024.
(11)	Consists of 9,179 shares of Common Stock and 108,992 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days of March 22, 2024.
(12)	Consists of 8,498 shares of Common Stock and 88,325 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days of March 22, 2024.
(13)	Consists of 94,715 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days of March 22, 2024.
(14)	Consists of 32,197 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days of March 22, 2024.
(15)	Includes 550,266 shares of Common Stock held by the Company’s current directors and executive officers and 2,338,214 shares of Common Stock that can be acquired by the Company’s current directors and executive officers upon the exercise of outstanding options or vesting of restricted stock within 60 days of March 22, 2024.

Equity Compensation Plan Information

The following table provides information regarding the number of securities to be issued under our equity plans, the weighted-average exercise price of options issued under our equity plans and the number of securities remaining available for future issuance under our equity plans, in each case as of December 31, 2023:

	Number of		Number of
	securities to be	Weighted	securities
	issued upon	average	remaining
	exercise	exercise price of	available
	of outstanding	outstanding options,	for future
	options,	warrants and	issuance under equity
	warrants	rights	compensation
Plan category	and rights	($)	plans
Equity compensation plans approved by security holders	5,304,942	8.54	1,605,642
Equity compensation plans not approved by security holders	342,818	5.06	1,309,275
Total	5,647,760	8.33	2,914,917

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

Review and approval of related party transactions

Our related parties include our directors, executive officers, holders of more than five percent of the outstanding shares of our Common Stock and the foregoing persons’ immediate family members. We review relationships and transactions in which the Company and our related parties are participants to determine whether such related persons have a direct or indirect material interest. Our Related Party Transaction Policy requires our Audit Committee to review any related party transactions in which the amount involved will, or may be, expected to exceed $50,000. Additionally, as required under SEC rules, transactions since January 1, 2023 that are determined to be directly or indirectly material to a related party are disclosed below. In addition, the Audit Committee reviews and approves any related party transaction that is required to be disclosed.

Except as described below and other than Board or employment relationships and compensation resulting from those employment relationships, no director, executive officer, holder or more than five percent of the outstanding shares of our Common Stock or immediate family member of any of the foregoing, was a party to any transaction or series of transactions since January 1, 2023, or is to be a party to any currently proposed transaction or series of proposed transactions, in which (i) the Company (including any of its subsidiaries) was, is, or will be a participant, (ii) the amount involved will, or may be, expected to exceed $50,000 for any related party group within the combined periods required to be presented in the financial statements, and (iii) any related party had, has, or will have a direct or indirect interest other than solely as a result of being a director of another entity.

On August 24, 2023, we entered into a Master Services Agreement and on August 28, 2023, a Statement of Work with Inizio Evoke Communications (“Inizio Evoke”) (formerly a/k/a Evoke Canale, Inc. (“Evoke”)), pursuant to which Inizio Evoke will provide to the Company twelve months of communications planning, which includes strategy planning and account management, media relations and data communications, and social media services. We agreed to pay Inizio Evoke approximately $175,000 per year. Dr. Sohn’s daughter, Jennifer Gallo, is an Executive Vice President at Evoke Kyne, a division of Inizio Evoke which may be involved in the services provided. During the year ended December 31, 2023, we paid $55,000 to Inizio Evoke.

Indemnification agreements

We have entered into an indemnification agreement with each of our officers and outside directors. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Company for services during the fiscal years ended December 31, 2023 and 2022 by our independent registered public accounting firm, Ernst & Young LLP (“E&Y”):

Fee Category	2023	2022
Audit Fees (1)	$870,936	$857,960
Tax Fees (2)	46,278	54,570
Total	$917,214	$912,530
(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements included in the Company’s Annual Report and review of the interim consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services that are normally provided by independent registered public accountants in connection with statutory and regulatory filings or engagements.
(2)	Tax Fees were billed for services including assistance with tax compliance and the preparation of tax returns, tax consultation services, assistance in connection with tax audits and tax advice.

Pre-Approval Policies

The Audit Committee, or a designated member thereof, pre-approves all audit, audit-related, tax and other services rendered by the independent registered public accounting firm to the Company or its subsidiaries.

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

3.4	Amended and Restated Bylaws of Altimmune, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on October 18, 2017)

3.5	Certificate of Designations of the Series B Convertible Preferred Stock, dated August 21, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 21, 2017)

4.1	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on March 11, 2019)

4.2*	Description of Registrant’s Securities

10.1†	Altimmune, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 8, 2017)

10.2†	Amendment No. 1 to the Altimmune, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A filed on July 26, 2018)

10.3†	Altimmune, Inc. 2001 Employee Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed on May 10, 2017)

10.4†	Altimmune, Inc. 2001 Non-Employee Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-8 filed on May 10, 2017)

10.5†	Altimmune, Inc. 2018 Inducement Grant Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on December 3, 2018)

10.6†	Altimmune, Inc. 2019 Employee Stock Purchase Plan (incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement, filed on August 22, 2019)

Exhibit No.	Description
10.7†	Altimmune, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed on February 28, 2023)

10.8§

Amended and Restated License Agreement, dated July 12, 2019, by and between Mederis Diabetes, LLC and Spitfire Pharma, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on November 13, 2019)

10.9	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q filed on August 14, 2017)

10.10†	Employment Agreement, dated November 16, 2018 between Dr. Vipin K. Garg and Altimmune, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 27, 2018)

10.11†	Employment Agreement, dated September 9, 2019, by and between Altimmune, Inc. and M. Scott Harris (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on November 13, 2019)

10.12†	Employment Agreement, dated January 1, 2023, by and between Altimmune, Inc. and Raymond M. Jordt (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10-K filed on February 28, 2023)

10.13

Equity Distribution Agreement, dated February 25, 2021, by and among Altimmune, Inc. and Piper Sandler & Co., Evercore Group L.L.C. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed on February 25, 2021)

10.14

Equity Distribution Agreement, dated February 28, 2023 among the Registrant and Evercore Group L.L.C., JMP Securities LLC and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.2 to the Registrant’s Form S-3ASR filed on February 28, 2023)

21*	Subsidiaries

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24*	Power of Attorney

31.1*	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

97*	Policy Relating to Recovery of Erroneously Awarded Compensation

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.
§	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment.

Financial Statements and Schedules of Subsidiaries and Affiliates

None.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Gaithersburg, State of Maryland, on the 27th day of March 2024.

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

Signature	Title	Date

/s/ Vipin K. Garg Vipin K. Garg	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2024

/s/ Richard Eisenstadt Richard Eisenstadt	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer)	March 27, 2024

/s/ Mitchel Sayare, Ph.D. Mitchel Sayare, Ph.D.	Chairman of the Board	March 27, 2024

/s/ John Gill John Gill	Director	March 27, 2024

/s/ Philip Hodges Philip Hodges	Director	March 27, 2024

/s/ David Drutz, M.D. David Drutz, M.D.	Director	March 27, 2024

/s/ Klaus O. Schafer, M.D. Klaus O. Schafer, M.D.	Director	March 27, 2024

/s/ Wayne Pisano Wayne Pisano	Director	March 27, 2024

/s/ Diane Jorkasky, M.D. Diane Jorkasky, M.D.	Director	March 27, 2024

/s/ Catherine Sohn, Pharm D. Catherine Sohn, Pharm D.	Director	March 27, 2024