Form 10-Q
period 2024-03-31
Altimmune, Inc.
filed 2024-05-09
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 3, 2024 there were 70,902,191 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

ALTIMMUNE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALTIMMUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share amounts)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,978	$135,117
Restricted cash	41	41
Total cash, cash equivalents and restricted cash	79,019	135,158
Short-term investments	103,046	62,698
Accounts and other receivables	307	1,111
Income tax and R&D incentive receivables	2,272	3,742
Prepaid expenses and other current assets	2,871	6,917
Total current assets	187,515	209,626
Property and equipment, net	544	651
Other assets	299	363
Total assets	$188,358	$210,640
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,760	$2,070
Accrued expenses and other current liabilities	7,573	10,073
Total current liabilities	11,333	12,143
Noncurrent liabilities	4,088	4,398
Total liabilities	15,421	16,541
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 70,899,134 and 70,677,400 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	7	7
Additional paid-in capital	668,816	665,427
Accumulated deficit	(490,725)	(466,331)
Accumulated other comprehensive loss, net	(5,161)	(5,004)
Total stockholders’ equity	172,937	194,099
Total liabilities and stockholders’ equity	$188,358	$210,640

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per-share amounts)

	Three Months Ended
	March 31,
	2024	2023
Revenues	$5	$21
Operating expenses:
Research and development	21,487	17,249
General and administrative	5,312	4,531
Total operating expenses	26,799	21,780
Loss from operations	(26,794)	(21,759)
Other income (expense):
Interest expense	(1)	(2)
Interest income	2,413	1,668
Other income (expense), net	(12)	19
Total other income (expense), net	2,400	1,685
Net loss	(24,394)	(20,074)
Other comprehensive income — unrealized (loss) gain on short-term investments	(157)	126
Comprehensive loss	$(24,551)	$(19,948)
Net loss per share, basic and diluted	$(0.34)	$(0.40)
Weighted-average common shares outstanding, basic and diluted	70,801,713	50,125,685

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2023	70,677,400	$7	$665,427	$(466,331)	$(5,004)	$194,099
Stock-based compensation	—	—	3,650	—	—	3,650
Exercise of stock options	1,250	—	9	—	—	9
Vesting of restricted stock awards including withholding, net	107,875	—	(600)	—	—	(600)
Issuance of common stock from Employee Stock Purchase Plan	62,609	—	169	—	—	169
Issuance of common stock upon exercise of warrants	50,000	—	161	—	—	161
Unrealized (loss) gain on short-term investments	—	—	—	—	(157)	(157)
Net loss	—	—	—	(24,394)	—	(24,394)
Balance at March 31, 2024	70,899,134	$7	$668,816	$(490,725)	$(5,161)	$172,937

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

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,394)	$(20,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,650	2,675
Depreciation of property and equipment	107	125
Accretion of discounts on short-term investments	(983)	(481)
Loss (gain) on foreign currency exchange	8	(18)
Changes in operating assets and liabilities:
Accounts receivable	804	(80)
Prepaid expenses and other assets	4,046	1,589
Accounts payable	1,690	434
Accrued expenses and other liabilities	(2,755)	(2,827)
Income tax and R&D incentive receivables	1,470	(750)
Net cash used in operating activities	(16,357)	(19,407)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	14,000	34,565
Purchases of short-term investments	(53,521)	(21,212)
Purchases of property and equipment, net	—	(51)
Net cash (used in) provided by investing activities	(39,521)	13,302
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	—	(13)
Proceeds from exercises of warrants	161	—
Proceeds from issuance of common stock from Employee Stock Purchase Plan	169	135
Proceeds from exercises of stock options	9	61
Payments for tax withholding in share-based compensation	(600)	(485)
Net cash used in financing activities	(261)	(302)
Net decrease in cash and cash equivalents and restricted cash	(56,139)	(6,407)
Cash, cash equivalents and restricted cash at beginning of period	135,158	111,131
Cash, cash equivalents and restricted cash at end of period	$79,019	$104,724

SUPPLEMENTAL NON-CASH ACTIVITIES:
Deferred offering costs in accrued expenses and other current liabilities	$—	$182

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

The Company is focused on developing treatments for obesity and liver diseases. The Company’s lead product candidate,  pemvidutide (formerly known as ALT-801), is a novel, investigational, peptide-based GLP-1/glucagon dual receptor agonist in development for the treatment of obesity and metabolic dysfunction-associated steatohepatitis (“MASH”), previously termed non-alcoholic steatohepatitis (“NASH”). Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff and raising capital, and has financed its operations through the issuance of common and preferred stock, long-term debt and proceeds from research grants and government contracts. The Company has not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales.

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 included in the Annual Report on Form 10-K which was filed with the SEC on March 27, 2024. In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on the same basis as the audited consolidated financial statements, and these consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2024 or any future years or periods.

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

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2024, there have been no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 27, 2024.

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

Income Taxes

Due to a full valuation allowance, the Company did not record an income tax expense (benefit) for either of the three months ended March 31, 2024 or 2023. The Company calculates its quarterly income tax provision based on estimated, annual effective tax rates applied to ordinary income (or loss) and other known items computed and recognized as they occur. The Company’s total provision is based on the United States statutory rate, increased by state and foreign taxes and reduced by a full valuation allowance on the Company’s deferred tax assets.

3. Fair Value Measurements

The Company’s assets measured at fair value on a recurring basis as of March 31, 2024 consisted of the following (in thousands):

	Fair Value Measurement at March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$64,938	$64,938	$—	$—
Short-term investments	103,046	—	103,046	—
Total	$167,984	$64,938	$103,046	$—

The Company’s assets measured at fair value on a recurring basis as of December 31, 2023 consisted of the following (in thousands):

	Fair Value Measurement at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$123,233	$123,233	$—	$—
Short-term investments	62,698	—	62,698	—
Total	$185,931	$123,233	$62,698	$—

Short-term investments have been initially valued at the transaction price and subsequently valued at the end of each reporting period utilizing third party pricing services or other market observable data (Level 2). The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value.

Short-term investments with quoted prices as of March 31, 2024 as shown below (in thousands):

	March 31, 2024
	Amortized Cost	Unrealized (Loss) Gain	Credit loss	Market Value
United States treasury securities	$20,583	$(28)	$—	$20,555
Commercial paper and corporate debt securities	63,275	(83)	—	63,192
Asset backed securities	8,439	(9)	—	8,430
Agency debt securities	10,870	(1)	—	10,869
Total	$103,167	$(121)	$—	$103,046

Short-term investments with quoted prices as of December 31, 2023 as shown below (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized (Loss) Gain	Credit Loss	Market Value
United States treasury securities	$19,472	$12	$—	$19,484
Commercial paper and corporate debt securities	31,301	24	—	31,325
Asset backed securities	2,966	(4)	—	2,962
Agency debt securities	8,923	4	—	8,927
Total	$62,662	$36	$—	$62,698

As of March 31, 2024 and December 31, 2023, none of the unrealized losses on the Company’s short-term investments are a result of credit loss, and therefore, any unrealized losses were recognized in OCI.

As of March 31, 2024 and December 31, 2023, the Company had $0.2 million and $0.1 million, respectively, accrued interest on short-term investments included in “Accounts and other receivables” on the accompanying Consolidated Balance Sheets.

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. Assets recorded at fair value on a non-recurring basis, such as property and equipment and intangible assets are recognized at fair value when they are impaired. During the three months ended March 31, 2024 and year ended December 31, 2023, the Company had no significant assets or liabilities that were measured at fair value on a non-recurring basis.

4. Operating Leases

The Company’s operating leases consist of leases for office and laboratory space in the United States, which expire in April 2025. Rent expense under these leases during each of the three months ended March 31, 2024 and 2023 was $0.2 million. Rent expense includes short-term leases and variable lease costs that are not included in the lease obligation.

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

The cash paid for operating lease liabilities for each of the three months ended March 31, 2024 and 2023 was $0.1 million.

Supplemental other information related to the operating leases balance sheet information is as follows (in thousands):

	March 31, 2024	December 31, 2023
Operating lease obligations (see Note 5 and 6)	$552	$671
Operating lease right-of-use assets (included in "Other assets" in Balance Sheet)	$300	$363
Weighted-average remaining lease term (years)	1.1	1.3
Weighted-average discount rate	7.2%	7.2%

5. Accrued Expenses

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued professional services	$305	$293
Accrued payroll and employee benefits	1,038	3,315
Accrued research and development	5,656	5,845
Lease obligation, current portion (see Note 4)	508	496
Accrued interest and other	66	124
Total accrued expenses and other current liabilities	$7,573	$10,073

6. Noncurrent Liabilities

The Company’s noncurrent liabilities are summarized as follows (in thousands):

	March 31, 2024	December 31, 2023
Research and development incentive credit	$3,847	$4,023
Lease obligation, long-term portion (see Note 4)	44	175
Conditional economic incentive grants	160	160
Other	37	40
Total noncurrent liabilities	$4,088	$4,398

7. Stockholders’ Equity

The Amended and Restated Certificate of Incorporation, as amended (“Charter”), authorizes the Company to issue 200,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2024, the Company had 70,899,134 shares of common stock issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

The Charter also authorizes the Company to issue 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2024, the Company had no shares of preferred stock issued and outstanding.

At-the-Market Offerings

On February 28, 2023, the Company entered into an Equity Distribution Agreement (the “2023 Agreement”) with Evercore Group L.L.C., JMP Securities LLC and B. Riley Securities, Inc., serving as sales agents (the “Sales Agents”) with respect to an at-the-market offerings program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $150.0 million (the “Shares”) through the Sales Agents (the “2023 Offering”). All Shares offered and sold in the 2023 Offering will be issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on February 28, 2023, which was declared effective immediately, the prospectus supplement relating to the 2023 Offering filed with the SEC on February 28, 2023 and any applicable additional prospectus supplements related to the 2023 Offering that form a part of the Registration Statement. The Company capitalized approximately $0.2 million of other offering costs which will offset the proceeds received from the shares sold under the 2023 Agreement. Since inception through March 31, 2024, the Company has sold 20,454,516 shares of common stock under the 2023 Agreement resulting in approximately $86.6 million in proceeds, net of $2.8 million commission and other offering costs. No shares were sold under the 2023 Agreement during the three months ended March 31, 2024, and as of March 31, 2024, $60.6 million remained available to be sold under the 2023 Agreement. As of March 31, 2024, there was $0.1 million deferred offering costs included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.

Warrants

On March 5, 2024, warrant holders exercised 50,000 warrants with an exercise price of $3.21, resulting in the issuance of 50,000 shares of common stock. As of March 31, 2024, the Company had no outstanding warrants.

8. Stock-Based Compensation

2017 Omnibus Incentive Plan (Omnibus Plan)

The Company’s Omnibus Plan provides for an annual increase on January 1 of each year commencing in 2019 and ending on and including January 1, 2027 up to an amount equal to the lowest of (i) 4% of the total number of shares of common stock outstanding on a fully diluted basis as of December 31 of the immediately preceding calendar year, and (ii) such number of shares of common stock, if any, determined by the Company’s board of directors. Accordingly, on January 1, 2024, the number of shares of Common Stock reserved and available for issuance under the Omnibus Plan increased by 3,055,006 shares of common stock.

Stock Options

The Company’s stock option awards generally vest over four years and typically have a contractual life of ten years. As of March 31, 2024, there was $24.2 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 3.0 years. During the three months ended March 31, 2024, the Company granted 1,566,575 stock options with a weighted average exercise price of $9.32 and per share weighted average grant date fair value of $7.55.

Information related to stock options outstanding as of March 31, 2024 is as follows (in thousands, except share, exercise price and contractual term):

			Weighted-Average
		Weighted-	Remaining
	Number of	Average	Contractual Term	Aggregate Intrinsic
	Stock Options	Exercise Price	(Years)	Value (In thousands)
Outstanding, December 31, 2023	5,043,593	$9.33	5.9	$16,919
Granted	1,566,575	$9.32
Exercised	(1,250)	$7.05
Forfeited or expired	(68,211)	$7.06
Outstanding, March 31, 2024	6,540,707	$9.35	6.0	$15,079
Exercisable, March 31, 2024	2,943,720	$9.18	5.9	$9,115
Vested and expected to vest, March 31, 2024	6,216,978	$9.34	6.0	$14,542

Restricted Stock Units (RSUs)

During the three months ended March 31, 2024, the Company granted 484,600 shares of RSUs with a weighted average grant date fair value of $9.32 which vest over four years. As of March 31, 2024, the Company had unvested RSUs of 902,952 shares with total unrecognized compensation expense of $7.9 million, which the Company expects to recognize over a weighted average period of approximately 3.1 years. During the three months ended March 31, 2024, the Company issued 107,875 shares of unrestricted common stock as a result of the vesting of 169,315 RSUs net of 61,440 shares of common stock withheld to satisfy tax withholding obligations.

2019 Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 62,609 shares for $0.2 million during the three months ended March 31, 2024.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the unaudited consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023 as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Research and development	$1,675	$1,187
General and administrative	1,975	1,488
Total	$3,650	$2,675

9. Net Loss Per Share

Because the Company has reported net loss attributable to common stockholders for the three months ended March 31, 2024 and 2023, basic and diluted net loss per share attributable to common stockholders in each period are the same.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average numbers of shares of common stock outstanding for the period.

Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. As such, all unvested restricted stock, RSUs, common stock and stock options have been excluded from the computation of diluted weighted average shares outstanding because such securities would have an anti-dilutive impact for all periods presented.

Potential common shares issuable upon conversion, vesting or exercise of unvested restricted stock, RSUs, common stock warrants, and stock options that are excluded from the computation of diluted weighted-average shares outstanding, as they are anti-dilutive, are as follows:

	Three Months Ended
	March 31,
	2024	2023
Common stock warrants	—	145,600
Common stock options	6,589,116	4,494,994
Restricted stock units	902,952	629,793

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

Litigation

On May 6, 2024, a class action complaint was filed in federal district court in the District of Maryland, Southern Division, naming as defendants, the Company and three of the Company’s current executive officers, captioned Mogan v. Altimmune, Inc., et al., No. 24-cv-01315 (D. Md.). The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact to the investing public including the plaintiff and class members, who purchased or otherwise acquired the Company’s common stock between December 1, 2023 and April 26, 2024. The plaintiff and class members seek to have the action maintained as a class action under Rule 23 of the Federal Rules of Civil Procedure and for the defendants to pay damages, interest, and an award of costs, including attorneys’ fees. The Company intends to vigorously defend against the lawsuit.

The Company is a party in various contracts and subject to disputes, litigation, and potential claims arising in the ordinary course of business none of which are currently reasonably possible or probable of material loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes for the year ended December 31, 2023 included in our Annual Report on Form 10-K, which was filed with the SEC on March 27, 2024.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “may,” “will,” “should,” “could,” “target,” “strategy,” “intend,” “project,” “guidance,” “likely,” “usually,” “potential,” or the negative of these words or variations of such words, similar expressions, or comparable terminology are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. A further list and description of risks, uncertainties and other factors that could cause actual results or events to differ materially from the forward-looking statements that we make is included in the cautionary statements herein and in our other filings with the SEC, including those set forth under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

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

Overview

Altimmune, Inc. is a clinical stage biopharmaceutical company focused on developing treatments for obesity and liver diseases. Our lead product candidate, pemvidutide (formerly known as ALT-801), is a novel, investigational, peptide-based GLP-1/glucagon dual receptor agonist in development for the treatment of obesity and metabolic dysfunction-associated steatohepatitis (“MASH”), previously termed non-alcoholic steatohepatitis (“NASH”). Except where the context indicates otherwise, references to “we,” “us,” “our,” “Altimmune” or the “Company” refer to the company and its subsidiaries.

Recent Business Update

Pemvidutide

On March 27, 2024, the Company announced results of the body composition analysis from its 48-week MOMENTUM Phase 2 obesity trial of pemvidutide.

As  announced on November 30, 2023, the trial enrolled 391 subjects with obesity or overweight with at least one co-morbidity and without diabetes. Subjects were randomized 1:1:1:1 to 1.2 mg, 1.8 mg, 2.4 mg pemvidutide or placebo administered weekly for 48 weeks in conjunction with diet and exercise. The 1.2 mg and 1.8 mg doses were administered without dose titration, while a short 4-week titration period was employed for the 2.4 mg dose. At baseline, subjects had a mean age of approximately 50 years, mean body mass index (BMI) of approximately 37 kg/m2 and mean body weight of approximately 104 kg. Approximately 75% of subjects were female.

The body composition analysis showed that 74.5% of weight loss was derived from adipose tissue and only 25.5% from lean mass, comparable to the effects historically associated with weight loss from diet and exercise programs.

HepTcell

On March 27, 2024, we announced that the overall response in the Phase 2 trial was deemed to be insufficient to warrant further advancement in clinical trials. As a result, any further development related to HepTcell has been stopped.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Increase (Decrease)
Revenue	$5	$21	$(16)	76%
Operating expenses:
Research and development	21,487	17,249	4,238	25%
General and administrative	5,312	4,531	781	17%
Total operating expenses	26,799	21,780	5,019	23%
Loss from operations	(26,794)	(21,759)	(5,035)	23%
Other income (expense):
Interest expense	(1)	(2)	1	(50)%
Interest income	2,413	1,668	745	45%
Other income (expense), net	(12)	19	(31)	163%
Total other income (expense), net	2,400	1,685	715	42%
Net loss	$(24,394)	$(20,074)	$(4,320)	22%

Revenue

We have not generated any revenues from the sale of any products to date. Our revenue in previous years consisted primarily of government and foundation grants and contracts that supported our efforts on specific research projects. We recently closed out one of the remaining such contracts and any revenue reported during the three months ended March 31, 2024 and 2023 were for the final indirect rate adjustments.

Research and development expenses

Research and development expenses consisted primarily of expenses related to product candidate development. Research and development expenses for the three months ended March 31, 2024 and 2023 are summarized as follows:

	Three Months Ended March 31,
Product candidates	2024	2023	Increase (Decrease)
Pemvidutide	$13,527	$8,904	$4,623	52%
HepTcell	1,025	2,118	(1,093)	(52)%
Non-project costs	6,935	6,227	708	11%
Total research and development expenses	$21,487	$17,249	$4,238	25%

The increase in research and development expenses for pemvidutide was primarily due to an $8.1 million increase related to the ramp up of the IMPACT Phase 2b trial in MASH, a $0.5 million increase for other clinical analysis and a $1.9 million increase in net manufacturing expenses for production of Good Manufacturing Practice drug substance materials. These increases were partially offset by a $3.8 million reduction in expense associated with the MOMENTUM Phase 2 trial in obesity, which was ongoing during the three months ended March 31, 2023 and wound down in the year ended December 31, 2023, and a $1.5 million reduction in expenses associated with the metabolic dysfunction-associated steatotic liver disease (“MASLD”) trials and a $0.6 million reduction in expenses associated with Phase 1 safety trials, both of which were substantially completed by March 31, 2023.

The decrease in research and development expenses for HepTcell was primarily due to the winddown and completion of the in-life portion of the Phase 2 trial in 2023. The research and development expenses for the three months ended March 31, 2024 was due to program winddown activities. In the coming months, we expect to have some additional wrap up costs as we finalize these activities.

The increase in other non-project specific research and development expenses was primarily due to a $0.5 million increase in stock compensation expense.

General and administrative expenses

General and administrative expenses increased by $0.8 million, or 17%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase is due primarily to a $0.6 million increase in stock compensation and other labor related expense and a $0.1 million increase in professional fees.

Total other income (expense), net

Total other income (expense), net increased by $0.7 million, or 42%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The net increase is primarily due to a $0.7 million increase in interest income earned on our cash equivalents and short-term investments.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the three months ended March 31, 2024 were from equity transactions, interest and dividends from our money market funds and short-term investments, and proceeds from maturity of our short-term investments. Our cash, cash equivalents, restricted cash and short-term investments were $182.1 million as of March 31, 2024. We believe, based on the operating cash requirements and capital expenditures expected for 2024 and 2025, our cash on hand as of March 31, 2024, together with expected cash receipts from our R&D incentives, are sufficient to fund operations for at least a twelve-month period from the issuance date of our March 31, 2024 consolidated financial statements.

We have not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales. We have incurred significant losses since we commenced operations. As of March 31, 2024, we had an accumulated deficit of $490.7 million. In addition, we have not generated positive cash flows from operations. We have had to rely on a variety of financing sources, including the issuance of debt and equity securities. As capital resources are consumed to fund our research and development activities, we may require additional capital beyond our currently anticipated amounts. In order to address our capital needs, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

Sources of Liquidity

Shelf Registrations

On February 28, 2023, we filed a shelf registration statement on Form S-3ASR, which was declared effective immediately. This shelf registration allows us to offer and sell any amount of our common stock, preferred stock, debt securities, warrants, rights and units (the “2023 Shelf”) for a period of 3 years from effectiveness.

At-the-Market Offerings

On February 28, 2023, we entered into the 2023 Agreement with Sales Agents with respect to an at-the-market offerings program under which we may offer and sell, from time to time at our sole discretion, the Shares through the Sales Agents from the 2023 Shelf. Since inception through March 31, 2024, the Company has sold 20,454,516 shares of common stock under the 2023 Agreement resulting in approximately $86.6 million in proceeds. During the three months ended March 31, 2024, we did not sell any shares of common stock under the 2023 Agreement, and as of March 31, 2024, $60.6 million remained available to be sold under the 2023 Shelf.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023	Increase (Decrease)
Net cash (used in) provided by:
Operating activities	$(16,357)	$(19,407)	$3,050
Investing activities	(39,521)	13,302	(52,823)
Financing activities	(261)	(302)	41
Net decrease in cash and cash equivalents and restricted cash	$(56,139)	$(6,407)	$(49,732)

Operating Activities

Net cash used in operating activities was $16.4 million for the three months ended March 31, 2024 compared to $19.4 million during the three months ended March 31, 2023. The primary uses of cash from our operating activities include payments for labor and labor-related costs, professional fees, research and development costs associated with our clinical trials, and other general corporate expenditures. The decrease in cash used in operations of $3.0 million year over year is due to changes in working capital accounts of $6.9 million, partially offset by an increase in net loss as adjusted for non-cash items of $3.9 million.

Investing Activities

Net cash used in investing activities was $39.5 million, for the three months ended March 31, 2024 compared to $13.3 million net cash provided by during the three months ended March 31, 2023. The cash used in investing activities during the three months ended March 31, 2024 was primarily due to purchase of $53.5 million of short-term investments, partially offset by $14.0 million proceeds from sale and maturities of short-term investments. The cash provided by investing activities during the three months ended March 31, 2023 was primarily due to $34.6 million proceeds from sale and maturities of short-term investments, partially offset by $21.2 million purchase of short-term investments.

Financing Activities

Net cash used in financing activities during each of the three months ended March 31, 2024 and 2023 was $0.3 million. The net cash used in financing activities during the three months ended March 31, 2024 was primarily due to $0.6 million net payment for tax withholding obligations related to share-based compensation, partially offset by $0.2 million in proceeds from proceeds from employee stock purchase plan and $0.2 million proceeds from exercise of stock warrants. The net cash used by financing activities during the three months ended March 31, 2023 was primarily due to $0.5 million payment for tax withholding obligations related to share-based compensation, partially offset by $0.1 million in proceeds from proceeds from employee stock purchase plan and $0.1 million proceeds from exercise of stock options.

Current Resources

We have financed our operations to date principally through our equity offerings and proceeds from issuances of our preferred stock, common stock and warrants. As of March 31, 2024, we had $79.0 million of cash, cash equivalents and restricted cash and $103.0 million of short-term investments. Accordingly, management believes that we have sufficient capital to fund our plan of operations for at least a twelve-month period from the issuance date of our March 31, 2024 financial statements. However, in order to address our capital needs in the long-term, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

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

There have been no changes in our critical accounting policies and significant judgment and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 6, 2024, a class action complaint was filed in federal district court in the District of Maryland, Southern Division, naming as defendants, the Company and three of the Company’s current executive officers, captioned Mogan v. Altimmune, Inc., et al., No. 24-cv-01315 (D. Md.). The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact to the investing public including the plaintiff and class members, who purchased or otherwise acquired the Company’s common stock between December 1, 2023 and April 26, 2024. The plaintiff and class members seek to have the action maintained as a class action under Rule 23 of the Federal Rules of Civil Procedure and for the defendants to pay damages, interest, and an award of costs, including attorneys’ fees. The Company intends to vigorously defend against the lawsuit.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 27, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, none of our officers or directors adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

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

ALTIMMUNE, INC.

Dated: May 9, 2024	By:	/s/ Vipin K. Garg
	Name:	Vipin K. Garg
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2024	By:	/s/ Richard Eisenstadt
	Name:	Richard Eisenstadt
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)