Form 10-Q
period 2024-06-30
Altimmune, Inc.
filed 2024-08-08
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 2, 2024 there were 71,070,951 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

ALTIMMUNE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALTIMMUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share amounts)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,128	$135,117
Restricted cash	41	41
Total cash, cash equivalents and restricted cash	57,169	135,158
Short-term investments	107,780	62,698
Accounts and other receivables	424	1,111
Income tax and R&D incentive receivables	2,588	3,742
Prepaid expenses and other current assets	3,225	6,917
Total current assets	171,186	209,626
Property and equipment, net	483	651
Other assets	1,677	363
Total assets	$173,346	$210,640
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,688	$2,070
Accrued expenses and other current liabilities	12,467	10,073
Total current liabilities	15,155	12,143
Noncurrent liabilities	5,660	4,398
Total liabilities	20,815	16,541
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 71,046,267 and 70,677,400 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	7	7
Additional paid-in capital	673,081	665,427
Accumulated deficit	(515,365)	(466,331)
Accumulated other comprehensive loss, net	(5,192)	(5,004)
Total stockholders’ equity	152,531	194,099
Total liabilities and stockholders’ equity	$173,346	$210,640

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues	$5	$6	$10	$27
Operating expenses:
Research and development	21,155	13,253	42,642	30,502
General and administrative	5,595	4,760	10,907	9,291
Total operating expenses	26,750	18,013	53,549	39,793
Loss from operations	(26,745)	(18,007)	(53,539)	(39,766)
Other income (expense):
Interest expense	(1)	(2)	(2)	(4)
Interest income	2,182	1,835	4,595	3,503
Other income (expense), net	(76)	113	(88)	132
Total other income (expense), net	2,105	1,946	4,505	3,631
Net loss	(24,640)	(16,061)	(49,034)	(36,135)
Other comprehensive income — unrealized (loss) gain on short-term investments	(31)	(79)	(188)	47
Comprehensive loss	$(24,671)	$(16,140)	$(49,222)	$(36,088)
Net loss per share, basic and diluted	$(0.35)	$(0.32)	$(0.69)	$(0.72)
Weighted-average common shares outstanding, basic and diluted	70,924,371	50,691,558	70,863,042	50,410,184

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2023	70,677,400	$7	$665,427	$(466,331)	$(5,004)	$194,099
Stock-based compensation	—	—	3,650	—	—	3,650
Exercise of stock options	1,250	—	9	—	—	9
Vesting of restricted stock awards including withholding, net	107,875	—	(600)	—	—	(600)
Issuance of common stock from Employee Stock Purchase Plan	62,609	—	169	—	—	169
Issuance of common stock upon exercise of warrants	50,000	—	161	—	—	161
Unrealized (loss) gain on short-term investments	—	—	—	—	(157)	(157)
Net loss	—	—	—	(24,394)	—	(24,394)
Balance at March 31, 2024	70,899,134	$7	$668,816	$(490,725)	$(5,161)	$172,937
Stock-based compensation	—	$—	$4,311	$—	$—	$4,311
Exercise of stock options	64,433	—	198	—	—	198
Vesting of restricted stock awards including withholding, net	82,700	—	(244)	—	—	(244)
Unrealized (loss) gain on short-term investments	—	—	—	—	(31)	(31)
Net loss	—	—	—	(24,640)	—	(24,640)
Balance at June 30, 2024	71,046,267	$7	$673,081	$(515,365)	$(5,192)	$152,531

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

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,034)	$(36,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,961	5,461
Depreciation of property and equipment	168	246
Accretion of discounts on short-term investments	(2,052)	(1,107)
Loss (gain) on foreign currency exchange	81	(132)
Changes in operating assets and liabilities:
Accounts receivable	687	37
Prepaid expenses and other assets	3,692	(250)
Accounts payable	618	(769)
Accrued expenses and other liabilities	2,260	(4,930)
Income tax and R&D incentive receivables	1,154	(1,211)
Net cash used in operating activities	(34,465)	(38,790)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	33,500	60,565
Purchases of short-term investments	(76,717)	(43,229)
Purchases of property and equipment, net	—	(47)
Net cash (used in) provided by investing activities	(43,217)	17,289
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	—	(195)
Proceeds from exercises of warrants	161	—
Proceeds from issuance of common stock in at-the-market offerings, net	—	13,352
Payment of conditional economic incentive	—	(90)
Proceeds from issuance of common stock from Employee Stock Purchase Plan	169	135
Proceeds from exercises of stock options	207	61
Payments for tax withholding in share-based compensation	(844)	(500)
Net cash used in financing activities	(307)	12,763
Net decrease in cash and cash equivalents and restricted cash	(77,989)	(8,738)
Cash, cash equivalents and restricted cash at beginning of period	135,158	111,131
Cash, cash equivalents and restricted cash at end of period	$57,169	$102,393

SUPPLEMENTAL NON-CASH ACTIVITIES:
Operating lease liability and right-of-use asset addition	$1,409	$—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023, included in the Annual Report on Form 10-K which was filed with the SEC on March 27, 2024. In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on the same basis as the audited consolidated financial statements, and these consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2024 or any future years or periods.

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

2. Summary of Significant Accounting Policies

During the six months ended June 30, 2024, there have been no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 27, 2024.

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

Income Taxes

Due to a full valuation allowance, the Company did not record an income tax expense (benefit) for either of the three and six months ended June 30, 2024 or 2023. The Company calculates its quarterly income tax provision based on estimated, annual effective tax rates applied to ordinary income (or loss) and other known items computed and recognized as they occur. The Company’s total provision is based on the United States statutory rate, increased by state and foreign taxes and reduced by a full valuation allowance on the Company’s deferred tax assets.

3. Fair Value Measurements

The Company’s assets measured at fair value on a recurring basis as of June 30, 2024 consisted of the following (in thousands):

	Fair Value Measurement at June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$52,131	$52,131	$—	$—
Short-term investments	107,780	—	107,780	—
Total	$159,911	$52,131	$107,780	$—

The Company’s assets measured at fair value on a recurring basis as of December 31, 2023 consisted of the following (in thousands):

	Fair Value Measurement at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$123,233	$123,233	$—	$—
Short-term investments	62,698	—	62,698	—
Total	$185,931	$123,233	$62,698	$—

Short-term investments have been initially valued at the transaction price and subsequently valued at the end of each reporting period utilizing third party pricing services or other market observable data (Level 2). The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value.

Short-term investments with quoted prices as of June 30, 2024 as shown below (in thousands):

	June 30, 2024
	Amortized Cost	Unrealized (Loss) Gain	Credit loss	Market Value
United States treasury securities	$22,625	$(32)	$—	$22,593
Commercial paper and corporate debt securities	64,062	(95)	—	63,967
Asset backed securities	5,494	(11)	—	5,483
Agency debt securities	15,751	(14)	—	15,737
Total	$107,932	$(152)	$—	$107,780

Short-term investments with quoted prices as of December 31, 2023 as shown below (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized (Loss) Gain	Credit Loss	Market Value
United States treasury securities	$19,472	$12	$—	$19,484
Commercial paper and corporate debt securities	31,301	24	—	31,325
Asset backed securities	2,966	(4)	—	2,962
Agency debt securities	8,923	4	—	8,927
Total	$62,662	$36	$—	$62,698

As of June 30, 2024 and December 31, 2023, none of the unrealized losses on the Company’s short-term investments are a result of credit loss; therefore, any unrealized losses were recognized in OCI.

As of June 30, 2024 and December 31, 2023, the Company had $0.3 million and $0.1 million, respectively, accrued interest on short-term investments included in “Accounts and other receivables” on the accompanying Consolidated Balance Sheets.

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. Assets recorded at fair value on a non-recurring basis, such as property and equipment and intangible assets are recognized at fair value when they are impaired. During the six months ended June 30, 2024 and year ended December 31, 2023, the Company had no significant assets or liabilities that were measured at fair value on a non-recurring basis.

4. Operating Leases

The Company’s operating lease for office and laboratory space in the United States was set to expire on April 30, 2025. On May 20, 2024, the Company exercised its one-time 60-month renewal option to renew its lease for an additional 60 months. As of May 1, 2024, the Company remeasured its lease liability and recorded $1.4 million additional lease liability and right-of-use asset using an updated incremental borrowing rate of 9.5%. The renewed lease has a term of 72 months and expires on April 30, 2030. The Company reassessed that the renewed lease remains an operating lease under Topic 842.

Rent expense under the Company’s operating leases was $0.1 million and $0.3 million during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, rent expense under the Company’s operating leases was $0.1 million and $0.3 million, respectively. Rent expense includes short-term leases and variable lease costs that are not included in the lease obligation.

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

The cash paid for operating lease liabilities for each of the six months ended June 30, 2024 and 2023 was $0.3 million.

Supplemental other information related to the operating leases balance sheet information is as follows (in thousands):

	June 30, 2024	December 31, 2023	Balance Sheet Classification
Operating lease obligations, current (see Note 5)	$345	$496	Accrued expenses and other current liabilities
Operating lease obligations, noncurrent (see Note 6)	$1,517	$175	Noncurrent liabilities
Operating lease right-of-use assets	$1,677	$363	Other assets
Weighted-average remaining lease term (years)	5.8	1.3
Weighted-average discount rate	9.5%	7.2%

Maturities of operating lease liabilities as of June 30, 2024 are as follows (in thousands):

2024 - remainder of the year	$264
2025	422
2026	376
2027	387
2028	398
2029	410
2030	138
Total operating lease payments	2,395
Less: imputed interest	(533)
Total operating lease liabilities	$1,862

5. Accrued Expenses

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued professional services	$357	$293
Accrued payroll and employee benefits	2,029	3,315
Accrued research and development	9,667	5,845
Lease obligation, current portion (see Note 4)	345	496
Accrued interest and other	69	124
Total accrued expenses and other current liabilities	$12,467	$10,073

6. Noncurrent Liabilities

The Company’s noncurrent liabilities are summarized as follows (in thousands):

	June 30, 2024	December 31, 2023
Research and development incentive credit	$3,952	$4,023
Lease obligation, long-term portion (see Note 4)	1,517	175
Conditional economic incentive grants	160	160
Other	31	40
Total noncurrent liabilities	$5,660	$4,398

7. Stockholders’ Equity

The Amended and Restated Certificate of Incorporation, as amended (“Charter”), authorizes the Company to issue 200,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2024, the Company had 71,046,267 shares of common stock issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

The Charter also authorizes the Company to issue 1,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2024, the Company had no shares of preferred stock issued and outstanding.

At-the-Market Offerings

On February 28, 2023, the Company entered into an Equity Distribution Agreement (the “2023 Agreement”) with Evercore Group L.L.C., JMP Securities LLC and B. Riley Securities, Inc., serving as sales agents (the “Sales Agents”), with respect to an at-the-market offerings program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $150.0 million (the “Shares”) through the Sales Agents (the “2023 Offering”). All Shares offered and sold in the 2023 Offering will be issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on February 28, 2023, which was declared effective immediately, the prospectus supplement relating to the 2023 Offering filed with the SEC on February 28, 2023, and any applicable additional prospectus supplements related to the 2023 Offering that form a part of the Registration Statement. The Company capitalized approximately $0.2 million of other offering costs which will offset the proceeds received from the shares sold under the 2023 Agreement. Since inception through June 30, 2024, the Company has sold 20,454,516 shares of common stock under the 2023 Agreement, resulting in approximately $86.6 million in proceeds, net of $2.8 million commission and other offering costs. No shares were sold under the 2023 Agreement during the six months ended June 30, 2024, and as of June 30, 2024, $60.6 million remained available to be sold under the 2023 Agreement. As of June 30, 2024, there was $0.1 million deferred offering costs included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.

Warrants

On March 5, 2024, warrant holders exercised 50,000 warrants with an exercise price of $3.21, resulting in the issuance of 50,000 shares of common stock. As of June 30, 2024, the Company had no outstanding warrants.

8. Stock-Based Compensation

2017 Omnibus Incentive Plan (Omnibus Plan)

The Company’s Omnibus Plan provides for an annual increase on January 1 of each year, commencing in 2019 and ending on and including January 1, 2027, up to an amount equal to the lowest of (i) 4% of the total number of shares of common stock outstanding on a fully diluted basis as of December 31 of the immediately preceding calendar year, and (ii) such number of shares of common stock, if any, determined by the Company’s board of directors. Accordingly, on January 1, 2024, the number of shares of Common Stock reserved and available for issuance under the Omnibus Plan increased by 3,055,006 shares of common stock.

Stock Options

The Company’s stock option awards generally vest over four years and typically have a contractual life of ten years. As of June 30, 2024, there was $19.8 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.8 years. During the six months ended June 30, 2024, the Company granted 1,566,575 stock options with a weighted average exercise price of $9.32 and per share weighted average grant date fair value of $7.55.

Information related to stock options outstanding as of June 30, 2024 is as follows (in thousands, except share, exercise price and contractual term):

			Weighted-Average
		Weighted-	Remaining
	Number of	Average	Contractual Term	Aggregate Intrinsic
	Stock Options	Exercise Price	(Years)	Value
Outstanding, December 31, 2023	5,043,593	$9.33	5.9	$16,919
Granted	1,566,575	$9.32
Exercised	(65,683)	$3.16
Forfeited or expired	(260,825)	$8.36
Outstanding, June 30, 2024	6,283,660	$9.43	6.0	$5,199
Exercisable, June 30, 2024	3,302,235	$9.30	5.9	$4,182
Vested and expected to vest, June 30, 2024	6,015,332	$9.42	6.0	$5,108

Restricted Stock Units (RSUs)

During the six months ended June 30, 2024, the Company granted 484,600 shares of RSUs with a weighted average grant date fair value of $9.32 which vest over four years. As of June 30, 2024, the Company had unvested RSUs of 786,102 shares with total unrecognized compensation expense of $6.3 million, which the Company expects to recognize over a weighted average period of approximately 2.9 years. During the six months ended June 30, 2024, the Company issued 190,575 shares of unrestricted common stock as a result of the vesting of 286,165 RSUs net of 95,590 shares of common stock withheld to satisfy tax withholding obligations.

2019 Employee Stock Purchase Plan (ESPP)

Under the ESPP, employees purchased 62,609 shares for $0.2 million during the six months ended June 30, 2024. During each of the three and six months ended June 30, 2024, the Company recognized compensation expense of $0.1 million. During the three and six months ended June 30, 2023, the Company recognized compensation expense of $0.1 million and $0.2 million, respectively.

Stock-Based Compensation Expense

During the three months ended June 30, 2024, the Company recorded $1.0 million incremental stock-based compensation expense as a result of the modifications of stock awards upon termination of the former Chief Financial Officer. The modification changed the vesting conditions of the awards by accelerating the vesting of certain unvested awards that would have otherwise been forfeited upon termination. The incremental costs are included in the Statements of Operations and Comprehensive Loss under general and administrative expense.

Stock-based compensation expense is classified in the unaudited consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024 and 2023 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development	$1,574	$1,209	$3,249	$2,396
General and administrative	2,737	1,577	4,712	3,065
Total	$4,311	$2,786	$7,961	$5,461

9. Net Loss Per Share

Because the Company has reported net loss attributable to common stockholders for the three and six months ended June 30, 2024 and 2023, basic and diluted net loss per share attributable to common stockholders in each period are the same.

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

Potential common shares, issuable upon conversion, vesting, or exercise of unvested RSUs, common stock warrants, and stock options, that are excluded from the computation of diluted weighted-average shares outstanding, as they are anti-dilutive, are as follows:

	Three and Six Months Ended
	June 30,
	2024	2023
Common stock warrants	—	145,600
Common stock options	6,328,463	4,838,961
Restricted stock units	786,102	620,417

10. Commitments and Contingencies

Spitfire Acquisition

In July 2019, the Company entered into the Spitfire merger agreement to acquire all of the equity interests of Spitfire Pharma, Inc. (“Spitfire”). Spitfire was a privately held, preclinical pharmaceutical company developing novel peptide products for pharmaceutical indications, including pemvidutide for the treatment of MASH. As part of the agreement, the Company is obligated to make payments of up to $80.0 million upon the achievement of specified worldwide net sales of all products developed using the technology acquired from Spitfire Pharma, Inc. (the “Sales Milestone”) within ten years following the approval of a new drug application filed with the U. S. Food and Drug Administration (the “FDA”).

Litigation

On May 6, 2024, a class action complaint was filed in federal district court in the District of Maryland, Southern Division, naming as defendants the Company and three of the Company’s executive officers, captioned Mogan v. Altimmune, Inc., et al., No. 24-cv-01315 (D. Md.) (the “Class Action”). The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact to the investing public including the plaintiff and class members, who purchased or otherwise acquired the Company’s common stock between December 1, 2023 and April 26, 2024. The plaintiff and class members seek to have the action maintained as a class action under Rule 23 of the Federal Rules of Civil Procedure and for the defendants to pay damages, interest, and an award of costs, including attorneys’ fees. On June 14, 2024, the Court entered an order stating that defendants were not required to answer, move to dismiss, or otherwise respond to the initial complaint filed on May 6, 2024, and that within 14 days of the Court’s entry of an order appointing a lead plaintiff the parties are to confer and submit a proposed schedule to the court for the filing of an amended complaint (if any) and the filing of a motion to dismiss or other response to the amended complaint. A substantially similar complaint, captioned Campanile v. Altimmune, Inc., et al., No. 8:24-cv-01918 (D. Md.), was also filed in the same court by another plaintiff on July 1, 2024 against the Company and three of its executive officers, based upon the same general set of allegations and class period. On July 5, 2024, two movants moved to consolidate the two actions and to be appointed lead plaintiff. On July 12, 2024, these movants filed a stipulation and proposed order to consolidate the related actions, and to be appointed co-lead plaintiffs. The Company intends to vigorously defend against this class action litigation.

On June 4, 2024, a shareholder derivative complaint was filed in federal district court in the District of Delaware, purportedly on behalf of the Company, naming as defendants three of the Company’s executive officers and eight of the Company’s board members, captioned Stourbridge Investments LLC v. Garg, et al., No. 1:24-cv-669-GBW (D. Del.). The complaint is based upon allegations that are similar to those alleged in the Class Action and alleges claims for contribution, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets based on the defendants purportedly making or causing to be made false and misleading statements and omissions of material fact between December 1, 2023 and April 26, 2024. The complaint seeks unspecified monetary relief, exemplary damages, restitution, contribution, and costs, as well as equitable relief. A similar shareholder derivative complaint was filed in the same court by another plaintiff on July 1, 2024, based upon substantially similar allegations, and alleges claims for contribution, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The complaint, captioned Alaraidah v. Garg, et al., No. 1:24-cv-00772-GBW (D. Del.), seeks unspecified monetary relief, restitution, costs, and equitable relief. These actions were consolidated on July 18, 2024 into case no. 1:24-cv-669-GBW (the “Derivative Action”). The Company intends to vigorously defend against the Derivative Action.

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

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “may,” “will,” “should,” “could,” “target,” “strategy,” “intend,” “project,” “guidance,” “likely,” “usually,” “potential,” or the negative of these words or variations of such words, similar expressions, or comparable terminology are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. A further list and description of risks, uncertainties, and other factors that could cause actual results or events to differ materially from the forward-looking statements that we make is included in the cautionary statements herein and in our other filings with the SEC, including those set forth under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments that we may make.

We have based the forward-looking statements included in this Quarterly Report on Form 10-Q on information available to us on the date of this quarterly report, and we assume no obligation to update any such forward-looking statements, other than as required by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events, or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Overview

Altimmune, Inc. is a clinical stage biopharmaceutical company focused on developing treatments for obesity and liver diseases. Our lead product candidate, pemvidutide (formerly known as ALT-801), is a novel, investigational, peptide-based GLP-1/glucagon dual receptor agonist in development for the treatment of obesity and metabolic dysfunction-associated steatohepatitis (“MASH”), previously termed non-alcoholic steatohepatitis (“NASH”). Except where the context indicates otherwise, references to “we,” “us,” “our,” “Altimmune”, or the “Company” refer to the company and its subsidiaries.

Recent Business Update

Pemvidutide

On June 23, 2024, we presented the full results of the body composition analysis from our 48-week MOMENTUM Phase 2 obesity trial of pemvidutide at the American Diabetes Association’s 84th Annual Scientific Sessions. The body composition analysis showed that 78.1% of weight loss was derived from adipose tissue and only 21.9% from lean mass. Historically, lean mass loss has been shown to be approximately 25% from diet and exercise programs.

As announced on November 30, 2023, the trial enrolled 391 subjects with obesity or overweight with at least one co-morbidity and without diabetes. Subjects were randomized 1:1:1:1 to 1.2 mg, 1.8 mg, 2.4 mg pemvidutide or placebo administered weekly for 48 weeks in conjunction with diet and exercise. The 1.2 mg and 1.8 mg doses were administered without dose titration, while a short 4-week titration period was employed for the 2.4 mg dose. At baseline, subjects had a mean age of approximately 50 years, mean body mass index (BMI) of approximately 37 kg/m2, and mean body weight of approximately 104 kg. Approximately 75% of subjects were female.

HepTcell

On March 27, 2024, we announced that the overall response in the Phase 2 trial was deemed to be insufficient to warrant further advancement in clinical trials. As a result, any further development related to HepTcell has been stopped.

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Increase (Decrease)
Revenues	$5	$6	$(1)	17%
Operating expenses:
Research and development	21,155	13,253	7,902	60%
General and administrative	5,595	4,760	835	18%
Total operating expenses	26,750	18,013	8,737	49%
Loss from operations	(26,745)	(18,007)	(8,738)	49%
Other income (expense):
Interest expense	(1)	(2)	1	(50)%
Interest income	2,182	1,835	347	19%
Other income (expense), net	(76)	113	(189)	167%
Total other income (expense), net	2,105	1,946	159	8%
Net loss	$(24,640)	$(16,061)	$(8,579)	53%

Revenue

We have not generated any revenues from the sale of any products to date. Our revenues in previous years consisted primarily of government and foundation grants and contracts that supported our efforts on specific research projects. We recently closed out one of the remaining such contracts, and any revenues reported during the three months ended June 30, 2024 and 2023 were for the final indirect rate adjustments.

Research and development expenses

Research and development expenses consisted primarily of expenses related to product candidate development. Research and development expenses for the three months ended June 30, 2024 and 2023 are summarized as follows:

	Three Months Ended June 30,
Product candidates	2024	2023	Increase (Decrease)
Pemvidutide	$13,762	$5,571	$8,191	147%
HepTcell	1,000	1,778	(778)	(44)%
Non-project costs	6,393	5,904	489	8%
Total research and development expenses	$21,155	$13,253	$7,902	60%

The increase in research and development expenses for pemvidutide was primarily due to an $8.7 million increase related to the ramp up of the IMPACT Phase 2b trial in MASH, a $0.2 million increase for other clinical analysis and a $1.5 million increase in net manufacturing expenses for production of Good Manufacturing Practice drug substance materials. These increases were partially offset by a $1.9 million reduction in expense associated with the MOMENTUM Phase 2 trial in obesity, which was ongoing during the three months ended June 30, 2023 and wound down in the year ended December 31, 2023, and a $0.3 million reduction in expenses associated with Phase 1 safety trial which was substantially completed in 2023.

The decrease in research and development expenses for HepTcell was primarily due to the winddown and completion of the in-life portion of the Phase 2 trial in 2023. The research and development expenses for the three months ended June 30, 2024 were due to program winddown activities. In the coming months, we expect to have some additional wrap up costs as we finalize these activities.

The increase in other non-project specific research and development expenses was primarily due to a $0.5 million initial cost for a new research and discovery project.

General and administrative expenses

General and administrative expenses increased by $0.8 million, or 18%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to a $1.3 million increase in stock compensation and other labor related expense, including the $1.0 million incremental stock-based compensation expense because of modifications of stock awards (see Note 8).

Total other income (expense), net

Total other income (expense), net increased by $0.2 million, or 8%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The net increase is primarily due to a $0.3 million increase in interest income earned on our cash equivalents and short-term investments.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Increase (Decrease)
Revenues	$10	$27	$(17)	63%
Operating expenses:
Research and development	42,642	30,502	12,140	40%
General and administrative	10,907	9,291	1,616	17%
Total operating expenses	53,549	39,793	13,756	35%
Loss from operations	(53,539)	(39,766)	(13,773)	35%
Other income (expense):
Interest expense	(2)	(4)	2	(50)%
Interest income	4,595	3,503	1,092	31%
Other income (expense), net	(88)	132	(220)	167%
Total other income (expense), net	4,505	3,631	874	24%
Net loss	$(49,034)	$(36,135)	$(12,899)	36%

Revenues

We have not generated any revenues from the sale of any products to date. Our revenues in previous years consisted primarily of government and foundation grants and contracts that supported our efforts on specific research projects. We recently closed out one of the remaining such contracts, and any revenues reported during the six months ended June 30, 2024 and 2023 were for the final indirect rate adjustments.

Research and development expenses

Research and development expenses consisted primarily of expenses related to product candidate development. Research and development expenses for the six months ended June 30, 2024 and 2023 are summarized as follows:

	Six Months Ended June 30,
Product candidates	2024	2023	Increase (Decrease)
Pemvidutide	$27,289	$15,023	$12,266	82%
HepTcell	2,025	3,896	(1,871)	(48)%
Non-project costs	13,328	11,583	1,745	15%
Total research and development expenses	$42,642	$30,502	$12,140	40%

The increase in research and development expenses for pemvidutide was primarily due to a $16.3 million increase related to the ramp up of the IMPACT Phase 2b trial in MASH, a $0.7 million increase for other clinical analysis, a $2.3 million increase in net manufacturing expenses for production of Good Manufacturing Practice drug substance materials, and a $1.1 million increase in nonclinical studies. These increases were partially offset by a $5.7 million reduction in expense associated with the MOMENTUM Phase 2 trial in obesity, which was ongoing during the six months ended June 30, 2023 and wound down in the year ended December 31, 2023, and a $1.7 million reduction in expenses associated with the metabolic dysfunction-associated steatotic liver disease (“MASLD”) trials and a $0.7 million reduction in expenses associated with Phase 1 safety trials, both of which were substantially completed in 2023.

The decrease in research and development expenses for HepTcell was primarily due to the winddown and completion of the in-life portion of the Phase 2 trial in 2023. The research and development expenses for the six months ended June 30, 2024 were due to program winddown activities. In the coming months, we expect to have some additional wrap up costs as we finalize these activities.

The increase in other non-project specific research and development expenses was primarily due to a $0.9 million increase in stock compensation expense and a $0.5 million initial cost for a new research and discovery project.

General and administrative expenses

General and administrative expenses increased by $1.6 million, or 17%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to a $2.0 million increase in stock compensation and other labor related expense, including the $1.0 million incremental stock-based compensation expense because of modifications of stock awards (see Note 8).

Total other income (expense), net

Total other income (expense), net increased by $0.9 million, or 24%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The net increase is primarily due to a $1.1 million increase in interest income earned on our cash equivalents and short-term investments.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the six months ended June 30, 2024 were from equity transactions, interest and dividends from our money market funds and short-term investments, and proceeds from maturities of our short-term investments. Our cash, cash equivalents, restricted cash, and short-term investments were $164.9 million as of June 30, 2024. We believe, based on the operating cash requirements and capital expenditures expected for 2024 and 2025, our cash on hand as of June 30, 2024, together with expected cash receipts from our R&D incentives, is sufficient to fund operations for at least a twelve-month period from the issuance date of our June 30, 2024 consolidated financial statements.

We have not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales. We have incurred significant losses since we commenced operations. As of June 30, 2024, we had an accumulated deficit of $515.4 million. In addition, we have not generated positive cash flows from operations. We have had to rely on a variety of financing sources, including the issuance of debt and equity securities. As capital resources are consumed to fund our research and development activities, we may require additional capital beyond our currently anticipated amounts. In order to address our capital needs, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

Sources of Liquidity

Shelf Registrations

On February 28, 2023, we filed a shelf registration statement on Form S-3ASR, which was declared effective immediately. This shelf registration allows us to offer and sell any amount of our common stock, preferred stock, debt securities, warrants, rights and units (the “2023 Shelf”) for a period of 3 years from effectiveness.

At-the-Market Offerings

On February 28, 2023, we entered into the 2023 Agreement with Sales Agents with respect to an at-the-market offerings program under which we may offer and sell, from time to time at our sole discretion, the Shares through the Sales Agents from the 2023 Shelf. Since inception through June 30, 2024, we have sold 20,454,516 shares of common stock under the 2023 Agreement, resulting in approximately $86.6 million in net proceeds. During the six months ended June 30, 2024, we did not sell any shares of common stock under the 2023 Agreement, and as of June 30, 2024, $60.6 million remained available to be sold under the 2023 Shelf.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023	Increase (Decrease)
Net cash (used in) provided by:
Operating activities	$(34,465)	$(38,790)	$4,325
Investing activities	(43,217)	17,289	(60,506)
Financing activities	(307)	12,763	(13,070)
Net decrease in cash and cash equivalents and restricted cash	$(77,989)	$(8,738)	$(69,251)

Operating Activities

Net cash used in operating activities was $34.5 million for the six months ended June 30, 2024 compared to $38.8 million during the six months ended June 30, 2023. The primary uses of cash from our operating activities include payments for labor and labor-related costs, professional fees, research and development costs associated with our clinical trials, and other general corporate expenditures. The decrease in cash used in operations of $4.3 million year over year is due to changes in working capital accounts of $15.5 million, partially offset by an increase in net loss as adjusted for non-cash items of $11.2 million.

Investing Activities

Net cash used in investing activities was $43.2 million for the six months ended June 30, 2024 compared to $17.3 million net cash provided by during the six months ended June 30, 2023. The net cash used in investing activities during the six months ended June 30, 2024 was primarily due to purchases of $76.7 million of short-term investments, partially offset by $33.5 million proceeds from sales and maturities of short-term investments. The net cash provided by investing activities during the six months ended June 30, 2023 was primarily due to $60.6 million proceeds from sales and maturities of short-term investments, partially offset by $43.2 million purchases of short-term investments.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2024 was $0.3 million compared to $12.8 million cash provided by financing activities during the six months ended June 30, 2023. The net cash used in financing activities during the six months ended June 30, 2024 was primarily due to $0.8 million net payments for tax withholding obligations related to share-based compensation, partially offset by $0.2 million in proceeds from the employee stock purchase plan, $0.2 million proceeds from exercises of stock options, and $0.2 million proceeds from exercises of stock warrants. The net cash provided by financing activities during the six months ended June 30, 2023 was primarily the result of the receipt of $13.2 million in net proceeds from the issuance of common stock from our at-the-market offerings program, partially offset by $0.5 million net payments for tax withholding obligations related to share-based compensation.

Current Resources

We have financed our operations to date principally through our equity offerings and proceeds from issuances of our preferred stock, common stock, and warrants. As of June 30, 2024, we had $57.2 million of cash, cash equivalents, and restricted cash, and $107.8 million of short-term investments. Accordingly, management believes that we have sufficient capital to fund our plan of operations for at least a twelve-month period from the issuance date of our June 30, 2024 financial statements. However, in order to address our capital needs in the long-term, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 6, 2024, a class action complaint was filed in federal district court in the District of Maryland, Southern Division, naming as defendants us and three of our executive officers, captioned Mogan v. Altimmune, Inc., et al., No. 24-cv-01315 (D. Md.) (the “Class Action”). The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact to the investing public including the plaintiff and class members, who purchased or otherwise acquired our common stock between December 1, 2023 and April 26, 2024. The plaintiff and class members seek to have the action maintained as a class action under Rule 23 of the Federal Rules of Civil Procedure and for the defendants to pay damages, interest, and an award of costs, including attorneys’ fees. On June 14, 2024, the Court entered an order stating that defendants were not required to answer, move to dismiss, or otherwise respond to the initial complaint filed on May 6, 2024, and that within 14 days of the Court’s entry of an order appointing a lead plaintiff the parties are to confer and submit a proposed schedule to the court for the filing of an amended complaint (if any) and the filing of a motion to dismiss or other response to the amended complaint. A substantially similar complaint, captioned Campanile v. Altimmune, Inc., et al., No. 8:24-cv-01918 (D. Md.), was also filed in the same court by another plaintiff on July 1, 2024 against the Company and three of its executive officers, based upon the same general set of allegations and class period. On July 5, 2024, two movants moved to consolidate the two actions and to be appointed lead plaintiff. On July 12, 2024, these movants filed a stipulation and proposed order to consolidate the related actions, and to be appointed co-lead plaintiffs. We intend to vigorously defend against this class action litigation.

On June 4, 2024, a shareholder derivative complaint was filed in federal district court in the District of Delaware, purportedly on behalf of us, naming as defendants three of our executive officers and eight of our board members, captioned Stourbridge Investments LLC v. Garg, et al., No. 1:24-cv-669-GBW (D. Del.). The complaint is based upon allegations that are similar to those alleged in the Class Action and alleges claims for contribution, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets based on the defendants purportedly making or causing to be made false and misleading statements and omissions of material fact between December 1, 2023 and April 26, 2024. The complaint seeks unspecified monetary relief, exemplary damages, restitution, contribution, and costs, as well as equitable relief. A similar shareholder derivative complaint was filed in the same court by another plaintiff on July 1, 2024, based upon substantially similar allegations, and alleges claims for contribution, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The complaint, captioned Alaraidah v. Garg, et al., No. 1:24-cv-00772-GBW (D. Del.), seeks unspecified monetary relief, restitution, costs, and equitable relief. These actions were consolidated on July 18, 2024 into case no. 1:24-cv-669-GBW (the “Derivative Action”). We intend to vigorously defend against the Derivative Action.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the six months ended June 30, 2024, none of our officers or directors adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

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

ALTIMMUNE, INC.

Dated: August 8, 2024	By:	/s/ Vipin K. Garg
	Name:	Vipin K. Garg
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2024	By:	/s/ Andrew Shutterly
	Name:	Andrew Shutterly
	Title:	Acting Chief Financial Officer (Principal Financial and Accounting Officer)