Form 10-Q
period 2024-09-30
Altimmune, Inc.
filed 2024-11-12
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 8, 2024 there were 71,124,625 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

ALTIMMUNE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALTIMMUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share amounts)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,474	$135,117
Restricted cash	42	41
Total cash, cash equivalents and restricted cash	31,516	135,158
Short-term investments	107,906	62,698
Accounts and other receivables	428	1,111
Income tax and R&D incentive receivables	2,912	3,742
Prepaid expenses and other current assets	2,997	6,917
Total current assets	145,759	209,626
Property and equipment, net	446	651
Other assets	1,659	363
Total assets	$147,864	$210,640
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,133	$2,070
Accrued expenses and other current liabilities	7,505	10,073
Total current liabilities	8,638	12,143
Noncurrent liabilities	5,849	4,398
Total liabilities	14,487	16,541
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 71,124,407 and 70,677,400 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	7	7
Additional paid-in capital	676,425	665,427
Accumulated deficit	(538,210)	(466,331)
Accumulated other comprehensive loss, net	(4,845)	(5,004)
Total stockholders’ equity	133,377	194,099
Total liabilities and stockholders’ equity	$147,864	$210,640

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues	$5	$362	$15	$389
Operating expenses:
Research and development	19,803	18,388	62,445	48,890
General and administrative	4,969	4,514	15,876	13,805
Total operating expenses	24,772	22,902	78,321	62,695
Loss from operations	(24,767)	(22,540)	(78,306)	(62,306)
Other income (expense):
Interest expense	(6)	(29)	(8)	(33)
Interest income	1,910	1,884	6,505	5,387
Other income (expense), net	18	14	(70)	146
Total other income (expense), net	1,922	1,869	6,427	5,500
Net loss	(22,845)	(20,671)	(71,879)	(56,806)
Other comprehensive income — unrealized gain on short-term investments	347	56	159	103
Comprehensive loss	$(22,498)	$(20,615)	$(71,720)	$(56,703)
Net loss per share, basic and diluted	$(0.32)	$(0.39)	$(1.01)	$(1.10)
Weighted-average common shares outstanding, basic and diluted	71,084,787	53,633,354	70,927,222	51,495,957

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2023	70,677,400	$7	$665,427	$(466,331)	$(5,004)	$194,099
Stock-based compensation	—	—	3,650	—	—	3,650
Exercise of stock options	1,250	—	9	—	—	9
Vesting of restricted stock awards including withholding, net	107,875	—	(600)	—	—	(600)
Issuance of common stock from Employee Stock Purchase Plan	62,609	—	169	—	—	169
Issuance of common stock upon exercise of warrants	50,000	—	161	—	—	161
Unrealized (loss) gain on short-term investments	—	—	—	—	(157)	(157)
Net loss	—	—	—	(24,394)	—	(24,394)
Balance at March 31, 2024	70,899,134	$7	$668,816	$(490,725)	$(5,161)	$172,937
Stock-based compensation	—	$—	$4,311	$—	$—	$4,311
Exercise of stock options	64,433	—	198	—	—	198
Vesting of restricted stock awards including withholding, net	82,700	—	(244)	—	—	(244)
Unrealized (loss) gain on short-term investments	—	—	—	—	(31)	(31)
Net loss	—	—	—	(24,640)	—	(24,640)
Balance at June 30, 2024	71,046,267	$7	$673,081	$(515,365)	$(5,192)	$152,531
Stock-based compensation	—	$—	$3,078	$—	$—	$3,078
Exercise of stock options	52,584	—	139	—	—	139
Vesting of restricted stock awards including withholding, net	1,308	—	(4)	—	—	(4)
Issuance of common stock from Employee Stock Purchase Plan	24,248	—	131	—	—	131
Unrealized (loss) gain on short-term investments	—	—	—	—	347	347
Net loss	—	—	—	(22,845)	—	(22,845)
Balance at September 30, 2024	71,124,407	$7	$676,425	$(538,210)	$(4,845)	$133,377

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2022	49,199,845	$5	$568,399	$(377,884)	$(5,227)	$185,293
Stock-based compensation	—	—	2,675	—	—	2,675
Exercise of stock options	19,303	—	61	—	—	61
Vesting of restricted stock awards including withholding, net	54,347	—	(484)	—	—	(484)
Issuance of common stock from Employee Stock Purchase Plan	13,215	—	135	—	—	135
Unrealized (loss) gain on short-term investments	—	—	—	—	126	126
Net loss	—	—	—	(20,074)	—	(20,074)
Balance at March 31, 2023	49,286,710	$5	$570,786	$(397,958)	$(5,101)	$167,732
Stock-based compensation	—	$—	$2,786	$—	$—	$2,786
Vesting of restricted stock awards including withholding, net	6,320	—	(16)	—	—	(16)
Issuance of common stock in at-the-market offerings, net	3,364,631	—	13,352	—	—	13,352
Unrealized (loss) gain on short-term investments	—	—	—	—	(79)	(79)
Net loss	—	—	—	(16,061)	—	(16,061)
Balance at June 30, 2023	52,657,661	$5	$586,908	$(414,019)	$(5,180)	$167,714
Stock-based compensation	—	$—	$2,710	$—	$—	$2,710
Vesting of restricted stock awards including withholding, net	1,261	—	(2)	—	—	(2)
Issuance of common stock in at-the-market offerings, net	171,653	—	510	—	—	510
Issuance of common stock from Employee Stock Purchase Plan	28,345	—	80	—	—	80
Unrealized (loss) gain on short-term investments	—	—	—	—	56	56
Net loss	—	—	—	(20,671)	—	(20,671)
Balance at September 30, 2023	52,858,920	$5	$590,206	$(434,690)	$(5,124)	$150,397

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,879)	$(56,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,039	8,171
Depreciation of property and equipment	205	363
Accretion of discounts on short-term investments	(3,031)	(1,776)
Loss (gain) on foreign currency exchange	69	(134)
Changes in operating assets and liabilities:
Accounts receivable	683	(704)
Prepaid expenses and other assets	3,920	(2,043)
Accounts payable	(937)	(1,758)
Accrued expenses and other liabilities	(2,482)	(3,306)
Income tax and R&D incentive receivables	830	(1,284)
Net cash used in operating activities	(61,583)	(59,277)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	60,500	76,544
Purchases of short-term investments	(102,518)	(54,806)
Purchases of property and equipment, net	—	(47)
Net cash (used in) provided by investing activities	(42,018)	21,691
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	—	(195)
Proceeds from exercises of warrants	161	—
Proceeds from issuance of common stock in at-the-market offerings, net	—	13,862
Payment of conditional economic incentive	—	(90)
Proceeds from issuance of common stock from Employee Stock Purchase Plan	300	215
Proceeds from exercises of stock options	346	61
Payments for tax withholding in share-based compensation	(848)	(502)
Net cash (used in) provided by financing activities	(41)	13,351
Net decrease in cash and cash equivalents and restricted cash	(103,642)	(24,235)
Cash, cash equivalents and restricted cash at beginning of period	135,158	111,131
Cash, cash equivalents and restricted cash at end of period	$31,516	$86,896

SUPPLEMENTAL NON-CASH ACTIVITIES:
Operating lease liability and right-of-use asset addition	$1,409	$—

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

2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2024, there have been no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 27, 2024.

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

Income Taxes

Due to a full valuation allowance, the Company did not record an income tax expense (benefit) for either of the three and nine months ended September 30, 2024 or 2023. The Company calculates its quarterly income tax provision based on estimated, annual effective tax rates applied to ordinary income (or loss) and other known items computed and recognized as they occur. The Company’s total provision is based on the United States statutory rate, increased by state and foreign taxes and reduced by a full valuation allowance on the Company’s deferred tax assets.

3. Fair Value Measurements

The Company’s assets measured at fair value on a recurring basis as of September 30, 2024 consisted of the following (in thousands):

	Fair Value Measurement at September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$23,127	$23,127	$—	$—
Short-term investments	107,906	—	107,906	—
Total	$131,033	$23,127	$107,906	$—

The Company’s assets measured at fair value on a recurring basis as of December 31, 2023 consisted of the following (in thousands):

	Fair Value Measurement at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$123,233	$123,233	$—	$—
Short-term investments	62,698	—	62,698	—
Total	$185,931	$123,233	$62,698	$—

Short-term investments have been initially valued at the transaction price and subsequently valued at the end of each reporting period utilizing third party pricing services or other market observable data (Level 2). The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value.

Short-term investments with quoted prices as of September 30, 2024 as shown below (in thousands):

	September 30, 2024
	Amortized Cost	Unrealized (Loss) Gain	Credit loss	Market Value
United States treasury securities	$26,772	$41	$—	$26,813
Commercial paper and corporate debt securities	57,605	87	—	57,692
Asset backed securities	8,497	22	—	8,519
Agency debt securities	14,837	45	—	14,882
Total	$107,711	$195	$—	$107,906

Short-term investments with quoted prices as of December 31, 2023 as shown below (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized (Loss) Gain	Credit Loss	Market Value
United States treasury securities	$19,472	$12	$—	$19,484
Commercial paper and corporate debt securities	31,301	24	—	31,325
Asset backed securities	2,966	(4)	—	2,962
Agency debt securities	8,923	4	—	8,927
Total	$62,662	$36	$—	$62,698

As of September 30, 2024 and December 31, 2023, none of the unrealized losses on the Company’s short-term investments are a result of credit loss; therefore, any unrealized losses were recognized in OCI.

As of September 30, 2024 and December 31, 2023, the Company had $0.3 million and $0.1 million, respectively, accrued interest on short-term investments included in “Accounts and other receivables” on the accompanying Consolidated Balance Sheets.

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. Assets recorded at fair value on a non-recurring basis, such as property and equipment and intangible assets are recognized at fair value when they are impaired. During the nine months ended September 30, 2024 and year ended December 31, 2023, the Company had no significant assets or liabilities that were measured at fair value on a non-recurring basis.

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

Rent expense under the Company’s operating leases was $0.1 million and $0.4 million during the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2023, rent expense under the Company’s operating leases was $0.1 million and $0.4 million, respectively. Rent expense includes short-term leases and variable lease costs that are not included in the lease obligation.

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

The cash paid for operating lease liabilities for each of the nine months ended September 30, 2024 and 2023 was $0.4 million.

Supplemental other information related to the operating leases balance sheet information is as follows (in thousands):

	September 30, 2024	December 31, 2023	Balance Sheet Classification
Operating lease obligations, current (see Note 5)	$313	$496	Accrued expenses and other current liabilities
Operating lease obligations, noncurrent (see Note 6)	$1,460	$175	Noncurrent liabilities
Operating lease right-of-use assets	$1,659	$363	Other assets
Weighted-average remaining lease term (years)	5.6	1.3
Weighted-average discount rate	9.5%	7.2%

Maturities of operating lease liabilities as of September 30, 2024 are as follows (in thousands):

2024 - remainder of the year	$133
2025	422
2026	376
2027	387
2028	398
2029	410
2030	138
Total operating lease payments	2,264
Less: imputed interest	(491)
Total operating lease liabilities	$1,773

5. Accrued Expenses

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued professional services	$327	$293
Accrued payroll and employee benefits	2,314	3,315
Accrued research and development	4,497	5,845
Lease obligation, current portion (see Note 4)	313	496
Accrued interest and other	54	124
Total accrued expenses and other current liabilities	$7,505	$10,073

6. Noncurrent Liabilities

The Company’s noncurrent liabilities are summarized as follows (in thousands):

	September 30, 2024	December 31, 2023
Research and development incentive credit	$4,203	$4,023
Lease obligation, long-term portion (see Note 4)	1,460	175
Conditional economic incentive grants	160	160
Other	26	40
Total noncurrent liabilities	$5,849	$4,398

7. Stockholders’ Equity

The Amended and Restated Certificate of Incorporation, as amended (“Charter”), authorizes the Company to issue 200,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2024, the Company had 71,124,407 shares of common stock issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

The Charter also authorizes the Company to issue 1,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2024, the Company had no shares of preferred stock issued and outstanding.

At-the-Market Offerings

On February 28, 2023, the Company entered into an Equity Distribution Agreement (the “2023 Agreement”) with Evercore Group L.L.C., JMP Securities LLC and B. Riley Securities, Inc., serving as sales agents (the “Sales Agents”), with respect to an at-the-market offerings program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $150.0 million (the “Shares”) through the Sales Agents (the “2023 Offering”). All Shares offered and sold in the 2023 Offering will be issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on February 28, 2023, which was declared effective immediately, the prospectus supplement relating to the 2023 Offering filed with the SEC on February 28, 2023, and any applicable additional prospectus supplements related to the 2023 Offering that form a part of the Registration Statement. The Company capitalized approximately $0.2 million of other offering costs which will offset the proceeds received from the shares sold under the 2023 Agreement. Since inception through September 30, 2024, the Company has sold 20,454,516 shares of common stock under the 2023 Agreement, resulting in approximately $86.6 million in proceeds, net of $2.8 million commission and other offering costs. No shares were sold under the 2023 Agreement during the nine months ended September 30, 2024, and as of September 30, 2024, $60.6 million remained available to be sold under the 2023 Agreement. As of September 30, 2024, there was $0.1 million deferred offering costs included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.

Warrants

On March 5, 2024, warrant holders exercised 50,000 warrants with an exercise price of $3.21, resulting in the issuance of 50,000 shares of common stock. As of September 30, 2024, the Company had no outstanding warrants.

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

Stock Options

The Company’s stock option awards generally vest over four years and typically have a contractual life of ten years. As of September 30, 2024, there was $18.4 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.5 years. During the nine months ended September 30, 2024, the Company granted 1,821,375 stock options with a weighted average exercise price of $8.96 and per share weighted average grant date fair value of $7.24.

Information related to stock options outstanding as of September 30, 2024 is as follows (in thousands, except share, exercise price and contractual term):

			Weighted-Average
		Weighted-	Remaining
	Number of	Average	Contractual Term	Aggregate Intrinsic
	Stock Options	Exercise Price	(Years)	Value
Outstanding, December 31, 2023	5,043,593	$9.33	5.9	$16,919
Granted	1,821,375	$8.96
Exercised	(118,267)	$2.93
Forfeited or expired	(348,533)	$8.34
Outstanding, September 30, 2024	6,398,168	$9.40	5.9	$4,160
Exercisable, September 30, 2024	3,492,598	$9.35	5.9	$3,687
Vested and expected to vest, September 30, 2024	6,136,667	$9.39	5.9	$4,118

Restricted Stock Units (RSUs)

During the nine months ended September 30, 2024, the Company granted 484,600 shares of RSUs with a weighted average grant date fair value of $9.32 which vest over four years. As of September 30, 2024, the Company had unvested RSUs of 784,227 shares with total unrecognized compensation expense of $5.6 million, which the Company expects to recognize over a weighted average period of approximately 2.6 years. During the nine months ended September 30, 2024, the Company issued 191,883 shares of unrestricted common stock as a result of the vesting of 288,040 RSUs net of 96,157 shares of common stock withheld to satisfy tax withholding obligations.

2019 Employee Stock Purchase Plan (ESPP)

Under the ESPP, employees purchased 86,857 shares for $0.3 million during the nine months ended September 30, 2024. For the three months ended September 30, 2024 and 2023, compensation expense was negligible. During each of the nine months ended September 30, 2024 and 2023, the Company recognized compensation expense of $0.1 million.

Stock-Based Compensation Expense

During the nine months ended September 30, 2024, the Company recorded $1.0 million incremental stock-based compensation expense as a result of the modifications of stock awards upon termination of the former Chief Financial Officer. The modification changed the vesting conditions of the awards by accelerating the vesting of certain unvested awards that would have otherwise been forfeited upon termination. The incremental costs are included in the Statements of Operations and Comprehensive Loss under general and administrative expense.

Stock-based compensation expense is classified in the unaudited consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development	$1,545	$1,164	$4,794	$3,560
General and administrative	1,533	1,546	6,245	4,611
Total	$3,078	$2,710	$11,039	$8,171

9. Net Loss Per Share

Because the Company has reported net loss attributable to common stockholders for the three and nine months ended September 30, 2024 and 2023, basic and diluted net loss per share attributable to common stockholders in each period are the same.

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

Potential common shares, issuable upon conversion, vesting, or exercise of unvested RSUs, common stock warrants, and stock options, that are excluded from the computation of diluted weighted-average shares outstanding, as they are anti-dilutive, are as follows:

	Three and Nine Months Ended
	September 30,
	2024	2023
Common stock warrants	—	145,600
Common stock options	6,435,016	5,144,429
Restricted stock units	784,227	618,543

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

Litigation

On May 6, 2024, a class action complaint was filed in federal district court in the District of Maryland, Southern Division, naming as defendants the Company and three of the Company’s executive officers, which is now captioned In re Altimmune, Inc. Securities Litigation, No. 24-cv-01315 (D. Md.) (the “Class Action”). The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact to the investing public including the plaintiff and class members, who purchased or otherwise acquired the Company’s common stock between December 1, 2023 and April 26, 2024. The plaintiff and class members seek to have the action maintained as a class action under Rule 23 of the Federal Rules of Civil Procedure and for the defendants to pay damages, interest, and an award of costs, including attorneys’ fees. A substantially similar complaint, captioned Campanile v. Altimmune, Inc., et al., No. 8:24-cv-01918 (D. Md.), was also filed in the same court by another plaintiff on July 1, 2024 against the Company and three of its executive officers, based upon the same general set of allegations and class period. On October 2, 2024, the court consolidated the Campanile action with the Class Action for all purposes and appointed lead plaintiffs for the consolidated litigation. On October 18, 2024, the court entered a scheduling order for the filing of an amended complaint on or by December 16, 2024 and any response to that amended complaint, including motions to dismiss, to follow thereafter. The Company intends to vigorously defend against this class action litigation.

On June 4, 2024, a shareholder derivative complaint was filed in federal district court in the District of Delaware, purportedly on behalf of the Company, naming as defendants three of the Company’s executive officers and eight of the Company’s board members, which is now captioned In re Altimmune, Inc. Stockholder Derivative Litigation, No. 1:24-cv-669 (D. Del.) (the “Derivative Action”). The complaint is based upon allegations that are similar to those alleged in the Class Action and alleges claims for contribution, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets based on the defendants purportedly making or causing to be made false and misleading statements and omissions of material fact between December 1, 2023 and April 26, 2024. The complaint seeks unspecified monetary relief, exemplary damages, restitution, contribution, and costs, as well as equitable relief. A similar shareholder derivative complaint, captioned Alaraidah v. Garg, et al., No. 1:24-cv-00772 (D. Del.), was filed in the same court by another plaintiff on July 1, 2024, based upon substantially similar allegations, and alleges claims for contribution, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets and seeks unspecified monetary relief, restitution, costs, and equitable relief. These actions were consolidated for all purposes on July 18, 2024 into the Derivative Action. On September 12, 2024, the court stayed the Derivative Action until the earlier of the following: (a) the Class Action is dismissed with prejudice, and all appeals related thereto have been exhausted; or (b) defendants file an answer to any complaint in the Class Action. The Company intends to vigorously defend against the Derivative Action.

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

Recent Business Update

Pemvidutide

On November 7, 2024, we announced the successful completion of its End-of-Phase 2 Meeting with the U.S. Food and Drug Administration (the “FDA”) and agreement on the design of a Phase 3 registrational program for its product candidate, pemvidutide, in the treatment of obesity.

The interaction with the FDA included an extensive review of the preclinical and clinical data generated to date, including data from six completed clinical trials of pemvidutide. The planned registrational program will include four Phase 3, randomized, double-blind, placebo-controlled, parallel-group trials, each evaluating treatment with pemvidutide over a 60-week period. The Phase 3 program is expected to enroll approximately 5,000 subjects across the four trials. The safety and efficacy of pemvidutide doses of 1.2 mg, 1.8 mg, and 2.4 mg will be evaluated with the intention of obtaining approval for all three doses.

The Phase 3 program is designed to leverage the key attributes of pemvidutide, including the effects of balanced GLP-1/glucagon dual agonism in subjects with overweight and obesity.

On September 30, 2024, we announced the completion of patient enrollment in IMPACT, our Phase 2b biopsy-driven trial evaluating Pemvidutide in MASH, and expect top-line efficacy data in the second quarter of 2025.

On September 10, 2024, we presented results of MRI-based body composition sub-study from our 48-week MOMENTUM Phase 2 obesity trial of pemvidutide in subjects with overweight and obesity at the 60th annual meeting of the European Association for the Study of Diabetes. In an MRI sub-study of 67 subjects from the MOMENTUM Phase 2 obesity trial, 50 of whom were treated with pemvidutide for 48 weeks, the lean loss ratio, defined as the change in lean mass compared to the change in total mass, was 21.9%. Lean mass preservation was greater in subjects aged 60 years and older, in whom the lean loss ratio was only 19.9%. In addition to lean mass preservation, there was a preferential reduction of visceral adipose tissue (VAT), the adipose tissue associated with cardiovascular risk. At the 2.4mg dose of pemvidutide, VAT was reduced by 28.3% at week 48 compared to a 19.5% loss in subcutaneous adipose tissue.

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

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Increase (Decrease)
Revenues	$5	$362	$(357)	99%
Operating expenses:
Research and development	19,803	18,388	1,415	8%
General and administrative	4,969	4,514	455	10%
Total operating expenses	24,772	22,902	1,870	8%
Loss from operations	(24,767)	(22,540)	(2,227)	10%
Other income (expense):
Interest expense	(6)	(29)	23	(79)%
Interest income	1,910	1,884	26	1%
Other income (expense), net	18	14	4	(29)%
Total other income (expense), net	1,922	1,869	53	3%
Net loss	$(22,845)	$(20,671)	$(2,174)	11%

Revenues

We have not generated any revenues from the sale of any products to date. Our revenues in previous years consisted primarily of government and foundation grants and contracts that supported our efforts on specific research projects. We recently closed out one of the remaining such contracts, and the revenue reported during the three months ended September 30, 2023 was primarily from the final indirect rate adjustments.

Research and development expenses

Research and development expenses consisted primarily of expenses related to product candidate development. Research and development expenses for the three months ended September 30, 2024 and 2023 are summarized as follows:

	Three Months Ended September 30,
Product candidates	2024	2023	Increase (Decrease)
Pemvidutide	$12,376	$10,441	$1,935	19%
HepTcell	334	1,585	(1,251)	(79)%
Non-project costs	7,093	6,362	731	11%
Total research and development expenses	$19,803	$18,388	$1,415	8%

The increase in research and development expenses for pemvidutide was primarily due to a $5.9 million increase related to the ramp up of the IMPACT Phase 2b trial in MASH and a $0.7 million increase for other nonclinical studies. These increases were partially offset by a $2.7 million reduction in expense associated with the MOMENTUM Phase 2 trial in obesity, which was ongoing during the three months ended September 30, 2023 and wound down in the year ended December 31, 2023, and a $2.0 million decrease in net manufacturing expenses for production of Good Manufacturing Practice drug substance materials.

The decrease in research and development expenses for HepTcell was primarily due to the winddown and completion of the in-life portion of the Phase 2 trial in 2023. The research and development expenses for the three months ended September 30, 2024 were due to program winddown activities. In the coming months, we expect to have some additional wrap up costs as we finalize these activities.

The increase in other non-project specific research and development expenses was primarily due to a $0.8 million initial cost for additional research and discovery projects.

General and administrative expenses

General and administrative expenses increased by $0.5 million, or 10%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to a $0.4 million increase in professional fees.

Total other income (expense), net

Total other income (expense), net increased by $0.1 million, or 3%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The net increase is primarily due to a $0.1 million increase in interest income earned on our cash equivalents and short-term investments.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Increase (Decrease)
Revenues	$15	$389	$(374)	96%
Operating expenses:
Research and development	62,445	48,890	13,555	28%
General and administrative	15,876	13,805	2,071	15%
Total operating expenses	78,321	62,695	15,626	25%
Loss from operations	(78,306)	(62,306)	(16,000)	26%
Other income (expense):
Interest expense	(8)	(33)	25	(76)%
Interest income	6,505	5,387	1,118	21%
Other income (expense), net	(70)	146	(216)	148%
Total other income (expense), net	6,427	5,500	927	17%
Net loss	$(71,879)	$(56,806)	$(15,073)	27%

Revenues

We have not generated any revenues from the sale of any products to date. Our revenues in previous years consisted primarily of government and foundation grants and contracts that supported our efforts on specific research projects. We recently closed out one of the remaining such contracts, and the revenue reported during the nine months ended September 30, 2023 was primarily from the final indirect rate adjustments.

Research and development expenses

Research and development expenses consisted primarily of expenses related to product candidate development. Research and development expenses for the nine months ended September 30, 2024 and 2023 are summarized as follows:

	Nine Months Ended September 30,
Product candidates	2024	2023	Increase (Decrease)
Pemvidutide	$39,665	$25,464	$14,201	56%
HepTcell	2,359	5,481	(3,122)	(57)%
Non-project costs	20,421	17,945	2,476	14%
Total research and development expenses	$62,445	$48,890	$13,555	28%

The increase in research and development expenses for pemvidutide was primarily due to a $22.7 million increase related to the ramp up of the IMPACT Phase 2b trial in MASH, a $1.3 million increase for other clinical analysis, and a $1.9 million increase in nonclinical studies. These increases were partially offset by a $9.0 million reduction in expense associated with the MOMENTUM Phase 2 trial in obesity, which was ongoing during the nine months ended September 30, 2023 and wound down in the year ended December 31, 2023, and a $2.7 million reduction in expenses associated with Phase 1 safety trials, which was substantially completed in 2023.

The decrease in research and development expenses for HepTcell was primarily due to the winddown and completion of the in-life portion of the Phase 2 trial in 2023. The research and development expenses for the nine months ended September 30, 2024 were due to program winddown activities. In the coming months, we expect to have some additional wrap up costs as we finalize these activities.

The increase in other non-project specific research and development expenses was primarily due to a $1.2 million increase in stock compensation expense and a $1.3 million initial cost for additional research and discovery projects.

General and administrative expenses

General and administrative expenses increased by $2.1 million, or 15%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to a $2.1 million increase in stock compensation and other labor-related expense, including the $1.0 million incremental stock-based compensation expense because of modifications of stock awards (see Note 8).

Total other income (expense), net

Total other income (expense), net increased by $0.9 million, or 17%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The net increase is primarily due to a $1.1 million increase in interest income earned on our cash equivalents and short-term investments, partially offset by a $0.2 million increase in foreign currency exchange losses.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the nine months ended September 30, 2024 were from equity transactions, interest and dividends from our money market funds and short-term investments, and proceeds from maturities of our short-term investments. Our cash, cash equivalents, restricted cash, and short-term investments were $139.4 million as of September 30, 2024. We believe, based on the operating cash requirements and capital expenditures expected for 2024 and 2025, our cash on hand as of September 30, 2024, together with expected cash receipts from our R&D incentives, is sufficient to fund operations for at least a twelve-month period from the issuance date of our September 30, 2024 consolidated financial statements.

We have not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales. We have incurred significant losses since we commenced operations. As of September 30, 2024, we had an accumulated deficit of $538.2 million. In addition, we have not generated positive cash flows from operations. We have had to rely on a variety of financing sources, including the issuance of debt and equity securities. As capital resources are consumed to fund our research and development activities, we may require additional capital beyond our currently anticipated amounts. In order to address our capital needs, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

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

At-the-Market Offerings

On February 28, 2023, we entered into the 2023 Agreement with Sales Agents with respect to an at-the-market offerings program under which we may offer and sell, from time to time at our sole discretion, the Shares through the Sales Agents from the 2023 Shelf. Since inception through September 30, 2024, we have sold 20,454,516 shares of common stock under the 2023 Agreement, resulting in approximately $86.6 million in net proceeds. During the nine months ended September 30, 2024, we did not sell any shares of common stock under the 2023 Agreement, and as of September 30, 2024, $60.6 million remained available to be sold under the 2023 Shelf.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023	Increase (Decrease)
Net cash (used in) provided by:
Operating activities	$(61,583)	$(59,277)	$(2,306)
Investing activities	(42,018)	21,691	(63,709)
Financing activities	(41)	13,351	(13,392)
Net decrease in cash and cash equivalents and restricted cash	$(103,642)	$(24,235)	$(79,407)

Operating Activities

Net cash used in operating activities was $61.6 million for the nine months ended September 30, 2024 compared to $59.3 million during the nine months ended September 30, 2023. The primary uses of cash from our operating activities include payments for labor and labor-related costs, professional fees, research and development costs associated with our clinical trials, and other general corporate expenditures. The increase in cash used in operations of $2.3 million year over year is due to changes in working capital accounts of $11.1 million, offset by an increase in net loss as adjusted for non-cash items of $13.4 million.

Investing Activities

Net cash used in investing activities was $42.0 million for the nine months ended September 30, 2024 compared to $21.7 million net cash provided by during the nine months ended September 30, 2023. The net cash used in investing activities during the nine months ended September 30, 2024 was primarily due to purchases of $102.5 million of short-term investments, partially offset by $60.5 million proceeds from sales and maturities of short-term investments. The net cash provided by investing activities during the nine months ended September 30, 2023 was primarily due to $76.5 million proceeds from sales and maturities of short-term investments, partially offset by $54.8 million purchases of short-term investments.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2024 was negligible compared to $13.4 million cash provided by financing activities during the nine months ended September 30, 2023. The net cash used in financing activities during the nine months ended September 30, 2024 was primarily due to $0.8 million net payments for tax withholding obligations related to share-based compensation, partially offset by $0.3 million in proceeds from the employee stock purchase plan, $0.3 million proceeds from exercises of stock options, and $0.2 million proceeds from exercises of stock warrants. The net cash provided by financing activities during the nine months ended September 30, 2023 was primarily the result of the receipt of $13.7 million in net proceeds from the issuance of common stock from our at-the-market offerings program, partially offset by $0.5 million net payments for tax withholding obligations related to share-based compensation.

Current Resources

We have financed our operations to date principally through our equity offerings and proceeds from issuances of our preferred stock, common stock, and warrants. As of September 30, 2024, we had $31.5 million of cash, cash equivalents, and restricted cash, and $107.9 million of short-term investments. Accordingly, management believes that we have sufficient capital to fund our plan of operations for at least a twelve-month period from the issuance date of our September 30, 2024 financial statements. However, in order to address our capital needs in the long-term, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 6, 2024, a class action complaint was filed in federal district court in the District of Maryland, Southern Division, naming as defendants us and three of our executive officers, which is now captioned In re Altimmune, Inc. Securities Litigation, No. 24-cv-01315 (D. Md.) (the “Class Action”). The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact to the investing public including the plaintiff and class members, who purchased or otherwise acquired our common stock between December 1, 2023 and April 26, 2024. The plaintiff and class members seek to have the action maintained as a class action under Rule 23 of the Federal Rules of Civil Procedure and for the defendants to pay damages, interest, and an award of costs, including attorneys’ fees. A substantially similar complaint, captioned Campanile v. Altimmune, Inc., et al., No. 8:24-cv-01918 (D. Md.), was also filed in the same court by another plaintiff on July 1, 2024 against the Company and three of its executive officers, based upon the same general set of allegations and class period. On October 2, 2024, the court consolidated the Campanile action with the Class Action for all purposes and appointed lead plaintiffs for the consolidated litigation. On October 18, 2024, the court entered a scheduling order for the filing of an amended complaint on or by December 16, 2024 and any response to that amended complaint, including motions to dismiss, to follow thereafter. We intend to vigorously defend against this class action litigation.

On June 4, 2024, a shareholder derivative complaint was filed in federal district court in the District of Delaware, purportedly on behalf of us, naming as defendants three of our executive officers and eight of our board members, which is now captioned In re Altimmune, Inc. Stockholder Derivative Litigation, No. 1:24-cv-669 (D. Del.) (the “Derivative Action”). The complaint is based upon allegations that are similar to those alleged in the Class Action and alleges claims for contribution, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets based on the defendants purportedly making or causing to be made false and misleading statements and omissions of material fact between December 1, 2023 and April 26, 2024. The complaint seeks unspecified monetary relief, exemplary damages, restitution, contribution, and costs, as well as equitable relief. A similar shareholder derivative complaint, captioned Alaraidah v. Garg, et al., No. 1:24-cv-00772 (D. Del.), was filed in the same court by another plaintiff on July 1, 2024, based upon substantially similar allegations, and alleges claims for contribution, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets and seeks unspecified monetary relief, restitution, costs, and equitable relief. These actions were consolidated for all purposes on July 18, 2024 into the Derivative Action. On September 12, 2024, the court stayed the Derivative Action until the earlier of the following: (a) the Class Action is dismissed with prejudice, and all appeals related thereto have been exhausted; or (b) defendants file an answer to any complaint in the Class Action. We intend to vigorously defend against the Derivative Action.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the nine months ended September 30, 2024, none of our officers or directors adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

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

ALTIMMUNE, INC.

Dated: November 12, 2024	By:	/s/ Vipin K. Garg
	Name:	Vipin K. Garg
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2024	By:	/s/ Greg Weaver
	Name:	Greg Weaver
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)