Form 10-K
period 2024-12-31
Altimmune, Inc.
filed 2025-02-27
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of voting and non-voting common equity held by non-affiliates, based upon the closing price of the registrant’s common stock on the NASDAQ Global Market on June 30, 2024, was approximately $469.0 million.

As of February 24, 2025, there were 77,013,658 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

ALTIMMUNE, INC.

ANNUAL REPORT ON FORM 10-K

Forward-looking statements

This Annual Report on Form 10-K for the year ended December 31, 2024 (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “may,” “will,” “should,” “could,” “target,” “strategy,” “intend,” “project,” “guidance,” “likely,” “usually,” “potential,” or the negative of these words or variations of such words, similar expressions, or comparable terminology are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, risks associated with the following:

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

All forward-looking statements included herein are expressly qualified in their entirety by the foregoing cautionary statements. Unless otherwise indicated, the information in this Annual Report is as of December 31, 2024.

Note regarding trademarks

“Altimmune,” our logo and other trademarks, trade names or service marks of the Company appearing in this Annual Report, including, NasoVAX, EuPort and RespirVec are the property of the Company. The other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners. We do not intend our use or display of other companies’ trademarks, trade names or service marks to imply an endorsement or sponsorship of us by such companies, or any relationship with such companies. Solely for convenience, trademarks and trade names referred to in this Annual Report may appear without the ® or TM symbol.

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

Risks Related to Our Business, Financing Requirements, Product Development and Clinical Trials

●	we have incurred significant losses since our founding and anticipate that we will continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability
●	our profitability depends on our ability to develop and commercialize our current and future product candidates
●	our ability to raise capital may be limited by applicable laws and regulations
●	our reliance on third parties to manufacture our product candidates for our clinical trials and preclinical studies
●	we may encounter substantial delays in our clinical trials, or our clinical trials may fail to demonstrate the safety and efficacy of our product candidates to the satisfaction of applicable regulatory authorities
●	we may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of our product candidates
●	it may be difficult to predict the time and cost of product development for our product candidates, and unforeseen problems may prevent further development or approval of our product candidates
●	we rely, and expect to continue to rely, on third parties to conduct preclinical studies and clinical trials for our product candidates, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for our product candidates
●	we face substantial competition from other pharmaceutical and biotechnology companies, which may result in others discovering, developing or commercializing products before, or more successfully, than we do
●	we are heavily dependent on the success of our leading product candidate, pemvidutide. If we ultimately are unable to develop, obtain regulatory approval for or commercialize pemvidutide, or any other product candidate, our business will be substantially harmed
●	labor shortages and constraints in the supply chain could adversely affect our results of operations
●	our overall performance depends in part on worldwide economic conditions and uncertainties

Risks Related to the Regulatory Approval Process

●	our product candidates may have undesirable side effects or have other properties that delay or prevent their regulatory approval or limit their commercial potential
●	our ability and the timeline to obtain required regulatory approvals, including in non-U.S. jurisdictions
●	the expense and uncertainty of the marketing approval process and ongoing regulatory review if our product candidates ever receive regulatory approval

Risks Related to Our Intellectual Property

●	the cost and difficulty of protecting our proprietary rights and the potential that our intellectual property rights do not adequately protect our product candidates
●	our ability to protect our intellectual property rights throughout the world
●	the adequacy of our patent terms to protect our competitive position on our products for an adequate amount of time
●	third-party claims of intellectual property infringement or misappropriation, including circumstances involving our employees, independent contractors or consultants

Risks Related to Commercialization of the Company’s Product Candidates

●	our ability to attain significant market acceptance of our product candidates, if approved, among physicians, patients, third-party payers and others in the medical community
●	our reliance on third parties to manufacture our products in sufficient quantities to meet commercial demand the ability of our contract manufacturers to manufacture any such product to the specifications and the quantities that are needed along the timelines that are specified

Risks Related to Reimbursement and Government Regulation

●	our ability to obtain coverage and reimbursement in certain market segments for our product candidates, if they are approved
●	the imposition of price controls
●	our ability to comply with federal and state health care and other laws, and the complexity of our regulatory compliance obligations
●	the unknown impact of recent health care reform legislation and other changes in the health care industry and in health care spending

Risks Related to our Securities

●	the volatility of the trading price of our common stock and substantial price fluctuations on heavy volume

PART I

Item 1. Business

Overview

Altimmune, Inc. is a clinical stage biopharmaceutical company focused on developing treatments for obesity, metabolic and liver diseases. Our lead product candidate, pemvidutide (formerly known as ALT-801), is a novel, investigational, peptide-based GLP-1/glucagon dual receptor agonist. Pemvidutide is currently in clinical development for obesity and metabolic associated steatohepatitis (“MASH”). We also expect to pursue additional indications for pemvidutide that leverage the differentiated clinical profile of pemvidutide. Except where the context indicates otherwise, references to “we,” “us,” “our,” “Altimmune”, or the “Company” refer to the company and its subsidiaries.

Pemvidutide

Pemvidutide is a novel, investigational, peptide-based GLP-1/glucagon dual receptor agonist currently in clinical development for the treatment of obesity and MASH. Activation of the GLP-1 and glucagon receptors is believed to mimic the complementary effects of diet and exercise on weight loss, with GLP-1 suppressing appetite and glucagon increasing energy expenditure. Glucagon is also recognized as having direct effects on hepatic fat metabolism, which is believed to lead to rapid reductions in levels of liver fat and serum lipids.

Pemvidutide mechanism of action: Optimized for obesity and MASH

Over 500 subjects have received pemvidutide to date in 6 completed clinical trials. In those trials pemvidutide appear safe and demonstrated what we believe to be a favorable safety profile, compelling weight loss, class-leading lean mass preservation, and robust reductions in triglycerides, low density lipoprotein (“LDL”), liver fat content, measures of liver inflammation, and blood pressure. Our clinical development has always focused on the comorbidities of obesity and MASH as these often drive the outcomes of these diseases. Based on the clinical data we have accumulated, we believe pemvidutide may be able to address the most common comorbidities associated with both obesity and MASH as shown below.

U.S. prevalence of comorbidities in obesity and MASH

Obesity

Obesity is a significant burden to the global healthcare systems and is implicated in two-thirds of the leading causes of death from non-communicable diseases worldwide. Some of the leading risk factors or comorbidities of obesity include elevated LDL cholesterol (“LDL-C”) and other serum lipids, high liver fat content, hypertension, Type 2 diabetes, ischemic heart disease, cerebrovascular events, gallbladder disease, osteoarthritis, sleep apnea and breathing problems, certain cancers and MASH. According to the Center for Disease Control and Prevention, the estimated annual medical cost of obesity in the U.S. was nearly $173.0 billion in 2019 dollars. Globally, the market size for weight loss alone was $2.4 billion in 2022 and it is estimated that it will reach $54.0 billion by 2030. Previous approaches to the treatment of obesity were associated with safety concerns, limiting the success of those approaches; however, the new class of incretin-based therapeutics has demonstrated both substantial weight loss and beneficial cardiovascular effects in clinical outcome studies.

MOMENTUM Phase 2 Obesity Trial – 48-Week Analyses

On November 30, 2023, we announced topline results from our 48-week MOMENTUM Phase 2 obesity trial of pemvidutide. The trial enrolled 391 subjects with obesity or overweight with at least one co-morbidity and without diabetes. Subjects were randomized 1:1:1:1 to 1.2 mg, 1.8 mg, 2.4 mg pemvidutide or placebo administered weekly for 48 weeks in conjunction with diet and exercise. The 1.2 mg and 1.8 mg doses were administered without dose titration, while a short 4-week titration period was employed for the 2.4 mg dose. At baseline, subjects had a mean age of approximately 50 years, mean body mass index (“BMI”) of approximately 37 kg/m2 and mean body weight of approximately 104 kg. Approximately 75% of the subjects were female.

At Week 48, subjects receiving pemvidutide achieved mean weight loss of 10.3%, 11.2%, 15.6% at the 1.2 mg, 1.8 mg, and 2.4 mg doses, respectively, compared to weight loss of 2.2% for placebo. A near-linear trajectory of continued weight loss was observed on the 2.4 mg dose at the end of treatment. Over 50% of subjects achieved at least 15% weight loss and over 30% of subjects achieved at least 20% weight loss on the 2.4 mg dose. As in prior clinical trials, pemvidutide resulted in robust reductions in serum lipids and improvements in blood pressure without imbalances in cardiac events, arrhythmias or clinically meaningful increases in heart rate. Glucose homeostasis was maintained. Below is a summary of the efficacy findings:

Weight loss of 15.6% achieved at Week 48 on 2.4 mg pemvidutide

On September 10, 2024, we presented additional results of an MRI-based body composition sub-study from the 48-week MOMENTUM Phase 2 obesity trial of pemvidutide in subjects with overweight and obesity. The body composition analyses included 67 subjects, 50 of whom were treated with pemvidutide, and calculated of the lean loss ratio, defined as the change in lean mass compared to the change in total mass, and the percent change in amount of body fat in the subcutaneous and visceral fat compartments. The results demonstrated that treatment with pemvidutide resulted in only 21.9% of the total weight loss was associated with lean mass. These results compare favorably to results obtained with other weight loss agents in the class where up to 40% of weight loss came from lean mass. Lean mass preservation was greater in subjects aged 60 years and older, in whom the lean loss ratio was only 19.9%. In addition to lean mass preservation, there was a preferential reduction of visceral adipose tissue (“VAT”), the fat compartment most clearly associated with cardiovascular risk. At the 2.4mg dose of pemvidutide, VAT was reduced by 28.3% at week 48 compared to a 19.5% loss in subcutaneous adipose tissue.

Pemvidutide class leading lean mass preservation

One of the most prevalent comorbidities associated with obesity is dyslipidemia, including elevated serum triglycerides, total cholesterol and LDL-C. In the MOMENTUM obesity trial, patients with mildly elevated serum lipids at baseline pemvidutide treatment realized significant reductions in each of these lipid classes at 48-weeks. We believe the reduction in LDL-C is insightful for two reasons; first, high levels of LDL-C are known to increase the risk of cardiovascular disease, and second, the decreases in LDL-C were also observed in subjects already on statins, causing a further decrease in serum LDL-C over that achieved by statin therapy.

Greater lipid reductions in subjects with elevated baseline levels

Regarding safety and tolerability, more subjects receiving pemvidutide stayed on study compared to those receiving placebo, with 74.1% of pemvidutide subjects completing the trial compared to 61.9% of placebo subjects. Nausea and vomiting comprised the majority of the adverse events (“AEs”), which were predominantly mild to moderate in severity with 25.5%, 59.6% and 51.5% of patients reporting nausea at the 1.2 mg, 1.8 mg and 2.4 mg doses, respectively, compared to 11.3% receiving placebo, and 6.2%, 27.3% and 27.8% of subjects reporting vomiting at the 1.2 mg, 1.8 mg and 2.4 mg doses, respectively, compared to 3.1% on placebo, and 8.2%, 10.1% and 18.6% reporting diarrhea at the 1.2 mg, 1.8 mg and 2.4 mg doses, respectively, compared to 5.2% on placebo. Rates of AEs leading to treatment discontinuation were 6.2% in subjects receiving placebo and 5.1%, 19.2%, and 19.6% in subjects receiving 1.2 mg, 1.8 mg and 2.4 mg of pemvidutide, respectively. Study discontinuations related to study drug occurred in 2.1% of placebo subjects and 4.1%, 16.2% and 15.5% in subjects receiving 1.2 mg, 1.8 mg and 2.4 mg of pemvidutide, respectively, with most discontinuations due to AEs in the pemvidutide groups occurring in the first 16 weeks of treatment. It is important to note that unlike other obesity studies with GLP-1 based agents, dose-reduction was not allowed in MOMENTUM. Only one subject experienced a drug-related serious adverse event (“SAE”), a case of vomiting at the 2.4 mg dose. No AEs of special interest or major adverse cardiac events (“MACE”) were observed, and there were low rates of cardiac AEs, including arrhythmias, with no imbalance across pemvidutide or placebo groups.

MASH

MASH is caused by multiple metabolic pathways that lead to an abnormal accumulation of liver fat, toxic lipid metabolites, and inflammation, that leads to liver fibrosis and increased risk of death due to cardiovascular disease and liver failure. Metabolic associated steatotic liver disease (“MASLD”), the precursor to MASH, is characterized by excess liver fat and is present in up to 75% of patients with obesity. Up to 20% of MASLD patients progress to MASH. Accumulating clinical evidence suggests that reduction in liver fat is associated with resolution of liver inflammation and improvement in liver fibrosis, and that the magnitude of liver fat reduction is proportional to the improvement in these indices. As 80-90% of individuals with MASH also have overweight or obesity we believe that combining a reduction in liver fat content with weight loss could be a compelling solution for treating MASH. The U.S. Food and Drug Administration (“FDA”) has granted Fast Track designation to pemvidutide for the treatment of MASH.

Clinical Trial Results –Data from a Phase 1b trial of pemvidutide in MASLD

We studied the effects of pemvidutide in subjects with MASLD in two clinical trials, an initial 12-week trial followed by a 12-week extension trial in the majority of the same subjects. In the parent trial, 94 subjects were randomized 1:1:1:1 to 1.2 mg, 1.8 mg, 2.4 mg pemvidutide or placebo administered weekly for 12 weeks. In the extension trial, 64 subjects who completed the parent trial and consented to the extension trial were enrolled and remained in their original treatment group and the trial remained double-blinded. Both trials were conducted without adjunctive diet and exercise interventions. Identical endpoints were evaluated in the 12-week parent trial and the 12-week extension trial, with the primary efficacy endpoint as percent (%) reduction in relative liver fat content, and key secondary endpoints including liver inflammation, as measured by serum alanine aminotransferase (“ALT”) levels and corrected T1 (“cT1”), and percent weight loss.

In December 2022, we announced the topline results from the extension trial where subjects received a total of 24 weeks of treatment with either pemvidutide or placebo.

The population of the 12-week extension trial had similar baseline characteristics as the population of the parent, 12-week Phase 1b MASLD trial. At baseline, across all treatment groups in the extension trial, mean BMI was 36.7 kg/m2 and mean LFC, as measured by MRI-PDFF, was 22.2%. Type 2 diabetes was present in 26.6% of subjects and 73.4% of study subjects were of Hispanic ethnicity.

Both the parent and extension trials met the primary endpoint in all pemvidutide treatment groups. For the extension trial, in subjects receiving 1.8 mg and 2.4 mg pemvidutide, mean relative reduction of liver fat content was 75.2% and 76.4%, respectively, compared to 14% in subjects receiving placebo; 92.3% and 100% of subjects at the 1.8 mg and 2.4 mg doses, respectively, achieved a 30% reduction in liver fat, compared to 5.6% on placebo; and 53.8% and 45.5% of subjects, respectively, achieved normalization of liver fat content to below 5%, compared to none of subjects receiving placebo.

Reductions in Liver Fat Content

Statistically significant declines in mean serum ALT levels were observed in all pemvidutide-treated subjects, and in subjects with baseline serum ALT ≥30 IU/L. Subjects receiving placebo saw a 2.2% decline in ALT that was not significant. In subjects with ALT levels above 30 IU/L at baseline, a statistically significant 17 IU/L or greater reduction in ALT was observed at all pemvidutide dose levels, compared to a 3.1 IU/L reduction in the placebo group that was not significant. In a subset of subjects evaluated for cT1 response, 75.0% and 100% of subjects receiving 1.8 mg or 2.4 mg pemvidutide, respectively, achieved an 80 millisecond (ms) decrease in cT1 relaxation time, compared to none of the subjects receiving placebo. cT1 is an MRI-based quantitative metric for assessing a composite of liver inflammation. Elevated cT1 relaxation times have been associated with increased risk of MACE and major adverse liver outcomes, and an 80 ms reduction in cT1 relaxation time has been associated with a 2-point reduction of NAFLD Activity Score.

Pemvidutide was generally well tolerated in this MASLD population. As typical of GLP-1 based agents, AEs occurred primarily in months of dosing and occurred more frequently in the 12-week parent MASLD trial compared to the 12-week extension trial. In the parent trial of 94 randomized subjects, nausea and vomiting comprised the majority of AEs, which were predominantly mild to moderate in severity with 17.4%, 52.2% and 37.5% of patients reporting nausea at the 1.2 mg, 1.8 mg and 2.4 mg doses, respectively, compared 12.5% receiving placebo, and 13.0%, 8.7% and 8.3% of subjects reporting vomiting at the 1.2 mg, 1.8 mg and 2.4 mg doses, respectively, compared to no subjects on placebo, and 13.0%, 21.7% and 4.2% reporting diarrhea at the 1.2 mg, 1.8 mg and 2.4 mg doses, respectively, compared to 16.7% on placebo. Dose reduction for intolerability was not allowed in the parent or extension trials. There were no drug-related SAEs, and rates of drug-related AEs leading to treatment discontinuation were 0.0% in subjects receiving placebo and 0.0%, 4.3%, and 4.2% in subjects receiving 1.2 mg, 1.8 mg and 2.4 mg of pemvidutide, respectively.

The incidence of AEs was markedly reduced in the 12-week extension trial of 64 subjects with 0.0%, 20.0% and 7.1% of patients reporting nausea at the 1.2 mg, 1.8 mg and 2.4 mg doses, respectively, compared to 0.0% receiving placebo; no reported cases of vomiting in any treatment group; and 6.3%, 6.7% and 0.0% reporting diarrhea at the 1.2 mg, 1.8 mg and 2.4 mg doses, respectively, compared to 5.3% on placebo. Study discontinuations related to AEs occurred in 0.0% of placebo subjects and 12.5%, 6.7% and 0.0% in subjects receiving 1.2 mg, 1.8 mg and 2.4 mg of pemvidutide, respectively. Three serious or severe AEs occurred in the extension trial; and were the same events, one (5.3%) occurred in the placebo group for chest pain following elective coronary stent placement, one (6.3%) at 1.2 mg pemvidutide for Salmonella infection, and one (6.7%) at 1.8 mg pemvidutide for hypotension occurring greater than 3 weeks post-pemvidutide dosing, all unrelated to study drug. No AEs of special interest or MACE were observed, and there were low rates of cardiac AEs, including arrhythmias, with no imbalance across pemvidutide or placebo groups. Meaningful reductions in systolic blood pressure were observed, and increases in heart rate, typical of the incretin class of agents, were minimal at 0 to 4 beats per minute and independent of dose.

Significant Reductions in cT1 Response Rates and ALT

Two independent indicators of reduced liver inflammation

cT1 Responder Rates[1] at 24 Weeks

Proportion of Subjects (%)
100
90
80
70
60
50
40
30
20
10
0
0.0%
**
85.7%
*
75.0%
*
100.0%
placebo N=6
1.2 mg N=7
1.8 mg N=4
2.4 mg N=2
pemvidutide

* p < 0.05, ** p < 0.005 vs. placebo (Fisher's Exact Test)

80ms reduction in cT1 relaxation time has been associated with a 2-point reduction of MASH Activity Score[2]

[1]80ms reduction from baseline; [2]Dennis A. Front Endocrinol 2021

All Subjects
Subjects w/ Baseline ALT ≥ 30 IU/L
ALT - Mean Change from Baseline (IU/L)
0
-10
-20
-30
-40
-2.2
-13.3 **
-13.7 **
-15.2 **
-3.1
-17.0 *
-17.7 *
-20.6 *
placebo N=19
1.2 mg N=16
1.8 mg N=15
2.4 mg N=14
pemvidutide
placebo N=13
1.2 mg N=7
1.8 mg N=10
2.4 mg N=9
pemvidutide

* p < 0.05, ** p < 0.005 vs. placebo

Additional Pemvidutide Indications

In addition to obesity and MASH, we intend to develop pemvidutide for additional indications which may leverage the clinical profile of pemvidutide in indications where there are few to no effective therapies.

Pemvidutide Differentiation and Target Profile

We believe the unique molecular structure of pemvidutide is responsible for the diverse and differentiated clinical profile of the compound. With respect to obesity and MASH, pemvidutide has been demonstrated in clinical trials to date to achieve key clinical endpoints that, in the aggregate, may differentiate it from other incretin-based approaches to these diseases. We have shown the important clinical endpoints listed below in our clinical trials to date.

Pemvidutide Target Profile

Pemvidutide Clinical Development Plan

In August 2023 we initiated a 48-week Phase 2b trial, IMPACT, to evaluate the safety and efficacy of pemvidutide in subjects with MASH. The biopsy-driven trial enrolled 212 subjects with and without diabetes randomized 1:2:2 to receive 1.2 mg, 1.8 mg pemvidutide or placebo weekly for 48 weeks. The key efficacy endpoints are MASH resolution and fibrosis improvement after 24 weeks of treatment, with subjects to be followed for an additional 24 weeks to a total of 48 weeks for assessment of safety and additional biomarker responses. Patient enrollment in the IMPACT Phase 2b trial was completed in September 2024. Top-line efficacy data is expected in the second quarter of 2025.

In November 2024, we successfully completed our End-of-Phase 2 Meeting with the FDA and agreed on the design of a Phase 3 registrational program for pemvidutide in the treatment of obesity.

The interaction with the FDA included an extensive review of the preclinical and clinical data generated to date, including data from six completed clinical trials of pemvidutide. The planned registrational program will include four Phase 3, randomized, double-blind, placebo-controlled, parallel-group trials, each evaluating treatment with pemvidutide over a 60-week period. The Phase 3 program is expected to enroll approximately 5,000 subjects across the four trials. The safety and efficacy of pemvidutide doses of 1.2 mg, 1.8 mg, and 2.4 mg will be evaluated with the intention of seeking approval for all three doses.

The Phase 3 program is designed to leverage the key attributes of pemvidutide, including the effects of balanced GLP-1/glucagon dual agonism in subjects with overweight and obesity.

●	VELOCITY-1: This trial will assess the effects of pemvidutide on body weight in patients with obesity or overweight without diabetes. Other endpoints will include reductions in waist circumference, serum lipids, and blood pressure.
●	VELOCITY-2: This trial will assess the effects of pemvidutide on body weight and serum lipids in subjects with obesity or overweight and elevated LDL cholesterol levels. The study population will include a subset of subjects with elevated LDL cholesterol levels despite ongoing statin therapy. A large proportion of patients taking statins fail to achieve target LDL levels, and in a previous Phase 2 clinical trial in subjects with overweight or obesity, pemvidutide appeared to enhance LDL-lowering effects in subjects receiving concomitant statin therapy.
●	VELOCITY-3: This trial will assess the effects of pemvidutide on body weight in subjects with obesity or overweight and elevated liver fat. Excess liver fat is highly prevalent in patients with obesity and is associated with an increased risk of cardiovascular disease.
●	VELOCITY-4: This trial will assess the effects of pemvidutide on body weight and body composition, including in an elderly population, with emphasis on individuals entering the study with sarcopenia at baseline. Functional measures and activities of daily living will also be assessed in this patient population.

The FDA agreed that a committed study of subjects with Type 2 diabetes was not required and agreed that the number of these subjects in the VELOCITY-2, VELOCITY-3 and VELOCITY-4 trials was sufficient to assess the safety of pemvidutide in this population. No cardiovascular safety signals were identified, and the FDA did not indicate a requirement for committed cardiovascular safety trial designed to demonstrate the absence of cardiac harm relative to placebo.

HepTcell

On March 27, 2024, we announced that the overall response in the Phase 2 trial was deemed to be insufficient to warrant further advancement in clinical trials. As a result, we have stopped any further development related to HepTcell.

Our Strategy

Key elements of our strategy include the following:

●	Develop pemvidutide for MASH as well as other indications that benefit from the dual activity of GLP-1 and glucagon;
●	Pursue partnering of pemvidutide to advance the obesity program and indication;
●	Continue to build our experience and capabilities to support the development and commercialization of pemvidutide;
●	Research and develop alternative formulations, doses, and presentations of pemvidutide for the benefit of patients; and
●	Leverage our knowledge in liver and cardiometabolic disease by developing, acquiring, or in-licensing additional investigational candidates.

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

Large and established companies such as Eli Lilly, Roche,, Novo Nordisk, Pfizer, AstraZeneca, Amgen, Boehringer Ingelheim and Merck, among others, compete in the same market as our product candidates. These companies compete with us with their greater experience and resources to support their research and development efforts, conduct testing and clinical trials, obtain regulatory approvals to market products, manufacture such products on a broad scale and market approved products. These companies also compete with us by having significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development and have collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the products that we develop obsolete. We also face competition from smaller companies who, like us, rely on investors to fund research and development and compete for co-development and licensing opportunities from large and established pharmaceutical companies.

We face competition for pemvidutide, our dual GLP-1/glucagon dual agonist for the treatment of obesity and MASH. For obesity, we face competition from companies such as Novo Nordisk, whose GLP-1 agonist, brand named Wegovy, or compound name semaglutide, was approved for weight loss in June 2021 and Eli Lilly, whose GLP-1/glucose-dependent insulinotropic polypeptide receptor (“GIP”) dual agonist, brand named Zepbound, or compound name tirzepatide, was approved for obesity in November 2023. Other companies with potentially competitive product candidates include Roche and Viking Therapeutics with GLP-1/GIP dual agonists; Boehringer Ingelheim, AstraZeneca, D&D Pharmatech, and Innovent Biologics/Eli Lilly, with GLP-1/glucagon receptor dual agonists; Hanmi Pharmaceutical and Eli Lilly with GLP-1/glucagon/GIP triple agonists; Amgen with its GLP-1 agonist/GIP antagonist antibody; and Novo Nordisk with Amylin and Amylin-GLP-1 combination candidates. Other companies have been developing oral candidates for the treatment of obesity with GLP-1 monoagonist or GLP-1/GIP dual receptor agonists including Pfizer, Lilly, Structure Therapeutics, AstraZeneca, Viking Therapeutics, and Roche. In addition, Novo Nordisk has an FDA-approved oral GLP-1 therapy, Rybelsus or compound name semaglutide. We face competition in MASH from companies such as Madrigal Pharmaceuticals, Terns, Aligos and Viking Therapeutics, which are developing orally administered, thyroid hormone receptor (“THR”) β-selective agonists; Akero Therapeutics, 89Bio, Novo Nordisk and Boston Pharmaceuticals, which are developing fibroblast growth factor 21 (“FGF-21”) analogs; Novo Nordisk, which is developing a GLP-1 agonist; Merck/Hanmi Pharmaceutical and Boehringer Ingelheim, which are developing GLP-1/glucagon dual agonists, Eli Lilly, which is developing a GLP-1/GIP dual agonist, Inventiva, which is developing a pan-peroxisome proliferator-activated receptor (“PPAR”) agonist; Sagimet which is developing a fatty acid synthetase inhibitor, HEC Pharma which is developing a GLP-1/FGF-21dual agonist; and Pfizer and Eli Lilly, which are developing small molecule GLP-1 agonists. In addition, many other small companies are developing other new technologies directed towards obesity or MASH.

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

We have relied upon certain proprietary trade secrets, know-how and continuing technological advances to develop a competitive position. In efforts to maintain confidentiality and ownership of trade secrets, proprietary information and developments, all of our employees are required to execute agreements regarding confidentiality and assign to us all rights to any inventions and processes they develop while they are employed by us. We have and may in the future use license agreements to access external products and technologies, and may in the future use license agreements to convey our own intellectual property to others. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

Patent Rights Related to EuPort Technology

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

Clinical trials involve the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain AEs should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND during applicable phases of development. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations and GCP requirements, which establish standards for conducting, recording data from, and reporting the results of clinical trials, with the goals of assuring that the data and results are credible and accurate and that study participants’ rights, safety, and well-being are protected. GCP requirements include the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials, not only from the investigational product itself but also from any required procedures or study visits to be conducted during the trial, are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

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

In addition, quality control and manufacturing procedures must continue to conform to cGMP regulations and practices, as well as the manufacturing conditions of approval set forth in the NDA or BLA. Drug manufacturers and their subcontractors and those supplying products, ingredients, and components are required to register their establishments with the FDA and certain state agencies, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes certain procedural, substantive and recordkeeping requirements. Manufacturers and other parties involved in the drug supply chain for prescription drug products also must comply with product tracking and tracing requirements and notify the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. If, after receiving approval, a company makes a material change in manufacturing equipment, location, or process (all of which are, to some degree, incorporated in the NDA or BLA), additional regulatory review and approval may be required.

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

From time to time, legislation is drafted, introduced, passed in Congress and signed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidance, and policies can be revised or reinterpreted by the agency in ways that may significantly affect the manner in which pharmaceutical products are regulated and marketed.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, significantly strengthened the FCA and federal Anti-Kickback Law provisions, which could lead to the possibility of increased whistleblower or relator suits, and among other things, made clear that a federal Anti-Kickback Law violation can be a basis for federal FCA liability. The bringing of any FCA or other enforcement investigation or action, even if unsuccessful, could require us to devote resources to investigate and defend the action, as well as result in reputational harm. Failure to comply with fraud and abuse laws could result in significant civil and criminal penalties and costs, including the loss of licenses and the ability to participate in federal and state health care programs, and could have a material adverse effect on our business. In addition, many of these laws are vague, subject to modification, and are subject to evolving interpretation by prosecutorial and regulatory authorities, increasing the risk of noncompliance. We cannot predict whether changes in applicable law, or interpretation of laws, or changes in our services or marketing practices in response to changes in applicable law or interpretation of laws, could have a material adverse effect on our business.

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

Privacy Laws

In the U.S., we may be subject to data privacy and security laws and regulations by both the federal government and the states in which we conduct our business. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. Numerous federal and state laws and regulations, including state data breach notification laws, health information and/or genetic privacy laws and federal and state consumer protection laws (including Section 5 of the FTC Act, HIPPA and the California Consumer Privacy Act (“CCPA”)), govern the collection, use, disclosure, and protection of health-related and other personal information. Many of these laws differ from each other in significant ways and may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, thus complicating compliance efforts. Compliance with these laws is difficult, constantly evolving, and time consuming. Federal regulators, state attorneys general, and plaintiffs’ attorneys, including class action attorneys, have been and will likely continue to be active in this space. Any failure or perceived failure by us to comply with such laws may result in governmental enforcement actions, litigation, fines and penalties and/or adverse publicity, and could have an adverse effect on our reputation and business.

The CCPA, for example establishes certain requirements for data use and sharing transparency, and provides California residents certain rights concerning their personal data. Other states, including Virginia, Colorado, Utah, Connecticut, Texas, Oregon, Tennessee, Delaware, Iowa, have recently passed or enacted similarly comprehensive privacy and data protection legislation which differ from each other in significant ways. It is not yet fully clear how such laws will be enforced and interpreted. In addition to these comprehensive consumer privacy laws and proposals, a number of other states have passed or proposed more limited privacy laws that focus on specific privacy issues such as biometric data and the privacy of health and medical information, such as Washington state’s My Health My Data Act, which has a private right of action that further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and New York’s new health privacy law is awaiting that state’s governor’s signature.

The existence of new comprehensive and health privacy laws in different states adds additional complexity, variation in requirements, restrictions and potential legal risk. Such new laws also require additional investment of resources in compliance programs, impact strategies regarding and the availability of personal data, and may result in increased compliance costs and/or changes in business practices and policies.

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

Regulators and legislators in the U.S. and other countries are also increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, Executive Order 14117 of February 28, 2024, on Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

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

Another provision of the Health Care Reform Law, generally referred to as the Physician Payments Sunshine Act or Open Payments Program, requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to direct or indirect payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), to certain non-physician providers such as physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives, and to teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations have been extended to include transfers of value made. CMS publishes information from these reports on a publicly available website. Our compliance with these rules may also impose additional costs and may impact our relationships with physicians, teaching hospitals and the other non-physician health care providers.

In addition, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. For example, the Budget Control Act of 2011 and subsequent legislation led to aggregate reductions in Medicare payments for all items and services, including prescription drugs and biologics, to service providers of, on average, 2% per fiscal year through 2031.

As another example, the Inflation Reduction Act of 2022 (“IRA”) includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new mandatory discounts from manufacturers under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost single-source drugs and biologics without generic or biosimilar competition, and require companies to pay rebates to Medicare for drug prices that increase faster than inflation. The IRA provides a five-year temporary increase in Medicare Part B payment for certain qualifying biosimilars, and it also delays the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known.

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

European Union Drug Development

Our products will also be subject to extensive regulatory requirements in the European Union (“EU”). As in the United States, medicinal products can only be marketed if a marketing authorization from the competent regulatory agencies has been obtained. See “European Marketing Authorization” below.

In the EU, the Clinical Trials Regulation 536/2014 has been applicable since January 31, 2022. The Clinical Trials Regulation repealed and replaced the Clinical Trials Directive, and introduced a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU, including a new coordinated procedure for authorization of clinical trials that will be conducted in multiple EU Member States, and increased obligations on sponsors to publish clinical trial results. The Regulation is directly applicable in all EU Member States (and so does not require national implementing legislation in each EU Member State) and aims at simplifying and streamlining the approval of clinical studies in the EU. The main characteristics of the Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part

II is assessed separately by each Member State concerned. Strict deadlines have also been established for the assessment of clinical trial applications.

Similar to the FDA, the European Medicines Agency’s Committee for Medicinal Products for Human Use (“CHMP”) has adopted ICH S6 (R1) as a guideline governing preclinical testing of biologics. Sponsors usually must conduct pharmacodynamic (“PD”) studies, such as in vitro binding assays and in vivo studies that assess the product’s pharmacologic activity and define its mechanism of action. Biologics typically undergo single- and repeat-dose toxicity studies using relevant species. Safety pharmacology studies, which evaluate the product’s functional effects on major body systems and specific organs, and local tolerance testing can be done separately or subsumed in toxicity testing. Sponsors also usually conduct single- and multiple-dose pharmacokinetic (“PK”) and/or toxicokinetic studies to assess absorption, disposition, exposure and clearance (in particular, antibody-mediated clearance), and explore dose-response relationships. This information is used to predict margins of safety for human studies. Immunogenicity testing might include screening and mechanistic studies.

Good Clinical Practices and Other Considerations for Clinical Trials

Clinical trials of medical products (including biologics) must comply with GCP, as described in Directive 2005/28/EC on Good Clinical Practice and the ICH E6 (R3) guideline, which the CHMP has adopted. The Directive and guideline describe general governing principles for clinical trials. The rights, safety and well-being of trial subjects must prevail over the interests of science and society. Investigators must obtain freely given informed consent from every trial subject before each subject is enrolled. Clinical trial information must be handled, recorded and stored with respect for relevant confidentiality and privacy rules. Trials must comply with the ethical principles of the World Medical Association’s Declaration of Helsinki. Specific GCP guidelines apply to trials of advanced therapy medicinal products (i.e. gene therapy, somatic-cell therapy and tissue-engineered medicines). These guidelines regulate issues such as the donation, procurement and testing of human tissues and cells; the implementation of a traceability system; and specific rules on safety reporting and long-term follow-up. Under the Clinical Trials Regulation, special requirements apply to clinical trials conducted on minors and other persons not able to give informed legal consent. These requirements are intended to preserve the dignity of the trial subjects, confirm that the benefits of the trial outweigh the risks and ensure that subjects’ representatives give consent with as much involvement of the subject as possible. CHMP has also issued a guideline on quality requirements during the clinical trial period for investigational medicinal products containing biological or biotechnology-derived substances. The guideline describes quality documentation that should be submitted to the competent authority as part of the sponsor’s investigational medicinal product dossier (“IMPD”). The IMPD should include, among other things, (i) an adequate description of the process and process controls, including a flow chart of all successive steps and details of in-process testing and (ii) a description and justification of “any reprocessing during manufacture of the drug substance”. The guideline also recognizes that sponsors will improve and optimize their manufacturing processes during clinical development and describes the steps sponsors should take following these changes. Specifically, the sponsor must compare the quality attributes of the pre- and post-change biological active substances and relevant intermediates and conduct a comparability exercise where necessary. For first-in-human clinical trials, sponsors should use product representative of the material used during the non-clinical testing phase. Finally, with regard to characterization, the guideline requires details on the biological activity to be provided, recognizing that the extent of characterization data will further increase in later phases.

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

To ensure that clinical trials in all three phases of development will be adequate to support a marketing authorization application (“MAA”), sponsors should design these trials with the MAA requirements in mind. Certain biologics products need to comply with the requirements set out in Part III of the Annex I to Directive 2003/63/EC (which amends the core EU medicines legislation, Directive 2001/83/EC), and advanced therapy medicinal products need to comply with the requirements described in Part IV of the Annex I to Directive 2003/63/EC.

Consultation with the European Medicines Agency

A sponsor may obtain, from the EMA, scientific advice regarding the development of a medicinal product. Although this advice does not bind the EMA and is not binding for purposes of a future MAA, it can be useful to guide developers generally in performing the appropriate preclinical and clinical tests for the product, or on more specific aspects such as guiding revisions to a clinical trial protocol. The EMA’s remarks will only address scientific issues and will generally focus on matters such as the selection of endpoints and comparators, the duration of treatment or follow-up and the design of pivotal studies. Advice also might address a sponsor’s proposal to deviate from a CHMP guideline. If the applicant decides not to follow the EMA’s advice, it should justify this decision in its MAA. EMA guidance details the procedures for requesting scientific advice. The fact that an applicant requests advice from EMA does not preclude it from also seeking advice from national competent authorities or from foreign regulators, such as the FDA. The process of obtaining advice from the national competent authorities is often less formal than requesting advice from the EMA, and such advice can prove helpful. Consequently, seeking such advice is a common choice among marketing authorization applicants. Generally, the parallel scientific advice procedure (a program shared by the EMA and FDA) is available for “important medicinal products”, that is, products that the EMA and FDA have identified as falling within therapeutic areas of overlapping interest (e.g., oncology products, vaccines and blood products) or products being developed for indications lacking development guidelines. The goal of these meetings is to provide clarity regarding the regulatory requirements of each region and the reasons for any differences between them. A sponsor requesting parallel scientific advice should authorize the agencies to exchange all information about the product, including trade secrets. After the parallel scientific advice procedure, each agency will provide its own independent advice on the questions at issue. There is no guarantee of harmonized advice or identical regulatory decisions on the approvability of the product.

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

technical innovation or which are in the interest of public health in the EU. To find out whether a product can be evaluated via the centralized procedure, applicants should submit an eligibility request to the EMA, including by a justification of eligibility for evaluation under the centralized procedure.
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

Data and Market Exclusivity in the European Union

In the EU, new chemical entities (including both small molecules and biological medicinal products), sometimes referred to as new active substances, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity if granted, prevents generic or biosimilar applicants from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization, for a period of eight years from the date on which the reference product was first authorized in the EU. After such eight year period, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed for a further two years. The overall ten-year period may be extended to a maximum of 11 years if, during the period of data exclusivity, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if an innovative medicinal product gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained a marketing authorization based on an application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Orphan Designation in the European Union

The European Commission is also able to grant orphan designation in respect of medicinal products. To qualify the medicinal product must be intended for the diagnosis, prevention or treatment of (i) a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the EU or (ii) a life-threatening, seriously debilitating or serious and chronic condition in the EU where without incentives it is unlikely that the marketing of the medicinal product in the EU would generate sufficient return to justify the necessary investment in its development. Further, no satisfactory method of diagnosis, prevention or treatment of the condition in question must exist in the EU or, if such method exists, the medicinal product must be of significant benefit to those affected by the condition.

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

Where a marketing authorization in respect of an orphan medicinal product is granted, the European Commission, EMA and the competent authorities of the EU member states shall not, for a period of ten years, accept another application for a marketing authorization or grant a marketing authorization or accept an application to extend an existing authorization, for the same therapeutic indication, in respect of a similar medicinal product, to an authorized orphan product unless: (i) the holder of the marketing authorization for the original orphan medicinal product has given its consent to the second applicant; (ii) the holder of the marketing authorization for the original orphan medicinal product is unable to supply sufficient quantities of the medicinal product; or (iii) the second applicant can establish the its product is safer, more effective or otherwise clinically superior than the authorized orphan product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication.

All of the aforementioned EU rules are generally applicable in the EEA.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval, and, in April 2024, the European Parliament proposed amendments to the legislative proposals. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020. As a result of the Northern Ireland protocol, following Brexit, the EMA remained responsible for approving novel medicines for supply in Northern Ireland under the EU centralized procedure, and a separate authorization was required to supply the same medicine in Great Britain (England, Wales and Scotland). On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA is now responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products destined for Northern Ireland under the EU centralized procedure. A single UK-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require all medicines placed on the UK market to be labelled “UK only”, indicating they are not for sale in the EU. However, although a separate authorization is now required to market medicinal products in the UK, under an international recognition procedure which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a UK marketing authorization.

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

EU Directive 2001/83/EC allows for clinical trials conducted outside the EU to be taken into consideration during the review of a marketing authorization in the EU if such trials have been designed, implemented and reported based on principles equivalent to those of the Clinical Trials Regulation, including with regard to good clinical practice and ethical principles. Moreover, they should comply with the ethical principles outlined in the Declaration of Helsinki. The applicant must submit a statement declaring such compliance as part of the marketing authorization. In April 2012, the EMA published a reflection paper on ethical and GCP aspects of clinical trials of medicinal products conducted outside the EU/EEA and submitted in MAAs to EU regulatory authorities. The EMA has called for increased cooperation between international regulatory authorities involved in the supervision of clinical trials and has put forth other proposals to address these issues.

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

Employees and Human Capital Management

As of December 31, 2024, we had 59 full-time employees, 19 of whom hold M.D. or Ph.D. degrees and 40 of whom hold other advanced degrees. Of our total workforce, 39 are engaged primarily in research and development activities and 20 are engaged primarily in executive, finance and accounting, and administrative functions. As of December 31, 2024, 57 employees are located in the United States and 2 employees in the United Kingdom. Of our employees, 49% are female and 51% are male. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

We are a clinical-stage biotechnology company and have not yet generated revenues from product sales. To date, substantially all of our revenues have been derived from past grants and contracts with governmental agencies. We have incurred net losses in most periods since our inception, including a net loss of $95.1 million and $88.4 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we have an accumulated deficit of $561.4 million. To date, we have not received regulatory approvals for any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate product revenues or become profitable.

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

We review our long-lived tangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Significant write-downs of our long-lived assets in the future could adversely affect our balance sheet and results of operations.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed would force us to delay, limit, reduce or terminate our product development or commercialization efforts.

We do not expect to generate revenue from product sales, licensing fees, royalties, milestones, contract research or other sources in an amount sufficient to fully fund our operations for the foreseeable future, if ever. Therefore, we will use our existing cash resources, and will require additional funds to maintain our operations, continue our research and development programs, commence future preclinical studies and clinical trials, seek regulatory approvals and manufacture and market our products. As of December 31, 2024, our cash, cash equivalents, restricted cash and short-term investments were $131.9 million. Based on our current operating plan, we believe that our existing cash will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least a twelve-month period from the issuance date of our December 31, 2024 financial statements. However, we do not expect that these funds will be sufficient to enable us to complete the clinical trials needed to seek marketing approval or commercialize any of our product candidates. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned.

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

Clinical trials are expensive, time consuming and uncertain as to outcome, and we cannot guarantee that any of these activities will be successful. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates, if we do not meet our clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for our product candidates, or we may determine to suspend development of or abandon specific product candidates. For example, in 2015, we suspended the development of a Densigen platform-based product candidate, Flunisyn, which was being developed as a T-cell vaccine for the treatment of influenza, in favor of NasoVAX. Clinical trials with this product candidate showed that it was generally well-tolerated and able to induce robust T-cell responses against the viral sequences represented, but a comparison of the entire study population in later-stage clinical trials showed no statistical differences between the vaccinated and placebo groups for several measures of protection.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming and uncertain as to outcome. We cannot guarantee that clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

●	delays or failure in reaching a consensus with regulatory agencies on trial design;
●	delays or failure in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites;
●	delays or failure in obtaining required approvals from the IRB or other similar committees or bodies at each clinical trial site;
●	imposition of a clinical hold by regulatory agencies for any reason, including safety concerns raised by other clinical trials of similar product candidates that may reflect an unacceptable risk with the patient population, technology platform, product stability or after an inspection of clinical operations or trial sites;
●	failure to perform clinical trials in accordance with the FDA’s GCP or applicable regulatory guidelines in other relevant countries;
●	delays or failure in the testing, validation, manufacturing and delivery of the product candidates to the clinical sites, including as a result of supply chain delays in obtaining materials for the manufacture of our clinical trial materials;
●	the number of patients required for our clinical trials may be larger than we anticipate, enrollment in our clinical trials may be slower than we anticipate or participants may withdraw from our clinical trials, fail to complete dosing or fail to return for post-treatment follow-up at higher rates than we anticipate, any of which could result in significant delay;
●	withdrawal of clinical trial sites from our clinical trials, including as a result of changing standards of care or the ineligibility of a site to participate;
●	occurrence of serious adverse events in clinical trials that are associated with the product candidate that are viewed to outweigh its potential benefits;
●	our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators or funders may require us, to conduct additional preclinical testing or clinical trials or to abandon projects that we expected to be promising;
●	our third-party contractors (such as CROs, product manufacturers, or investigators) may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;
●	fraudulent activity by a clinical researcher, if discovered, could preclude the submission of clinical data prepared by that researcher and/or lead to the suspension of substantive scientific review of one or more of our marketing applications by regulatory agencies;
●	the cost of our clinical trials may be greater than we anticipate;
●	additional trials may be necessary, including trials to analyze different dose strengths or dosing schemes;

●	the regulatory requirements for product approval may not be explicit, may evolve over time and may diverge by jurisdiction;
●	evolution in the standard of care that require amendments to ongoing clinical trials and/or the conduct of additional preclinical studies or clinical trials; or
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

Because our product candidates involve novel therapeutic approaches, it may be difficult to predict the time and cost of product development. Unforeseen problems with our approaches to therapies may prevent further development or approval of our product candidates. Because of the novelty of our approaches, there may be unknown safety risks associated with the therapies that we develop or the clinical endpoints that we establish in trials may not be generally accepted by regulatory agencies, which may therefore require us to perform large field studies to demonstrate efficacy. There can be no assurance that any development problems we may experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be solved.

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

Large and established companies such as Eli Lilly, Roche,, Novo Nordisk, Pfizer, AstraZeneca, Amgen, Boehringer Ingelheim and Merck, among others, compete in the same market as our product candidates. These companies compete with us with their greater experience and resources to support their research and development efforts, conduct testing and clinical trials, obtain regulatory approvals to market products, manufacture such products on a broad scale and market approved products. These companies also compete with us by having significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development and have collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-

license novel compounds that could make the products that we develop obsolete. We also face competition from smaller companies who, like us, rely on investors to fund research and development and compete for co-development and licensing opportunities from large and established pharmaceutical companies.

We face competition for pemvidutide, our dual GLP-1/glucagon dual agonist for the treatment of obesity and MASH. For obesity, we face competition from companies such as Novo Nordisk, whose GLP-1 agonist, brand named Wegovy, or compound name semaglutide, was approved for weight loss in June 2021 and Eli Lilly, whose GLP-1/glucose-dependent insulinotropic polypeptide receptor (“GIP”) dual agonist, brand named Zepbound, or compound name tirzepatide, was approved for obesity in November 2023. Other companies with potentially competitive product candidates include Roche and Viking Therapeutics with GLP-1/GIP dual agonists; Boehringer Ingelheim, AstraZeneca, D&D Pharmatech, and Innovent Biologics/Eli Lilly, with GLP-1/glucagon receptor dual agonists; Hanmi Pharmaceutical and Eli Lilly with GLP-1/glucagon/GIP triple agonists; Amgen with its GLP-1 agonist/GIP antagonist antibody; and Novo Nordisk with Amylin and Amylin-GLP-1 combination candidates. Other companies have been developing oral candidates for the treatment of obesity with GLP-1 monoagonist or GLP-1/GIP dual receptor agonists including Pfizer, Lilly, Structure Therapeutics, AstraZeneca, Viking Therapeutics, and Roche. In addition, Novo Nordisk has an FDA-approved oral GLP-1 therapy, Rybelsus or compound name semaglutide. We face competition in MASH from companies such as Madrigal Pharmaceuticals, Terns, Aligos and Viking Therapeutics, which are developing orally administered, thyroid hormone receptor (“THR”) β-selective agonists; Akero Therapeutics, 89Bio, Novo Nordisk and Boston Pharmaceuticals, which are developing fibroblast growth factor 21 (“FGF-21”) analogs; Novo Nordisk, which is developing a GLP-1 agonist; Merck/Hanmi Pharmaceutical and Boehringer Ingelheim, which are developing GLP-1/glucagon dual agonists, Eli Lilly, which is developing a GLP-1/GIP dual agonist, Inventiva, which is developing a pan-peroxisome proliferator-activated receptor (“PPAR”) agonist; Sagimet which is developing a fatty acid synthetase inhibitor, HEC Pharma which is developing a GLP-1/FGF-21dual agonist; and Pfizer and Eli Lilly, which are developing small molecule GLP-1 agonists. In addition, many other small companies are developing other new technologies directed towards obesity or MASH.

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

We are highly dependent on members of our senior management, including Dr. Vipin Garg, our President and Chief Executive Officer, Gregory Weaver, our Chief Financial Officer, Dr. Scott Harris, our Chief Medical Officer, Dr. M. Scot Roberts, our Chief Scientific Officer and Raymond Jordt, our Chief Business Officer. Although we have entered into employment agreements with each of these members of senior management and key employees, the loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as COVID-19. Such risks include significant volatility, uncertainty and worldwide economic disruption which resulted in an economic slowdown of potentially extended duration. Similar events in the future could impact our operations, including the potential interruption of our clinical trial activities, regulatory reviews and our supply chain. For example, future outbreaks of infectious disease, and any future variants or subvariants that may emerge, may delay preclinical testing and enrollment in our clinical trials due to prioritization of laboratory and hospital resources toward the outbreak or other factors, and some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results and could delay our ability to obtain regulatory approval and commercialize our product candidates.

The spread of an infectious disease may affect the operations of key governmental agencies, such as the FDA, which may delay the development of our product candidates or also result in the inability of our suppliers to deliver components or raw materials on a timely basis or at all. In addition, hospitals may reduce staffing and reduce or postpone certain treatments in response to the spread of an infectious disease. Third parties and CROs on which we rely may also reduce staffing which could impact our ability to continue preclinical testing and clinical trials on expected timeframes. Such events may result in a period of business disruption, and in reduced operations, or doctors and medical providers may be unwilling to participate in our clinical trials, any of which could materially affect our business, financial condition and results of operations.

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

Global inflation rates have increased to levels not seen in several decades, which may result in increases in our operating costs, including our labor costs, constrained credit and liquidity, reduced government spending and volatility in financial markets which may adversely affect the Company’s business and financial condition. Additionally, the transition to a new administration under President Trump could cause additional legal, political and economic uncertainty. The Federal Reserve and other international government agencies have raised, and may again raise, interest rates in response to concerns over inflation risk. Increases in interest rates on credit and debt that would increase the cost of any borrowing that we may make from time to time and could impact our ability to access the capital markets.

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

We had U.S. federal and state net operating loss carryforwards of approximately $186.6 million and $184.8 million, respectively, as of December 31, 2024, of which a portion of the federal and state amount of $7.1 million and $184.8 million, respectively, has a 20-year carry forward period that will expire at various dates beginning in 2024. Under current law, the remaining federal amount of $179.5 million has an indefinite life and generally may not be carried back to prior taxable years. For net operating losses arising in taxable years beginning after December 31, 2017, we are permitted a net operating loss deduction that is limited to 80% of our taxable income in such year. The net operating loss carryforwards are subject to a 382-limitation related to ownership changes. Under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its net operating losses (“NOLs”), to offset U.S. federal and state taxable income. For these purposes, an ownership change generally occurs in the event of a cumulative change in ownership of the Company of more than 50% within any three-year period. We have reviewed our stock ownership for any ownership changes as defined under IRC Section 382 from January 1, 2021 through November 3, 2023 and determined that the ownership change was less than 50% during that period. Our existing NOLs are subject to limitations arising from previous ownership changes impacting the timing and amount, and the impact of such changes is reflected in the NOL amounts disclosed above. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change. Accordingly, we may not be able to utilize a material portion of our NOLs and this could harm our future operating results by effectively increasing our future tax obligations.

As of December 31, 2024, we have recorded a valuation allowance of $106.4 million against our net deferred tax asset.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to conditions of approval. We may also be required to conduct post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product potentially over many years. If the FDA or other regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP, and compliance with cGMP and GCP for any clinical trials that we conduct post-

approval. Manufacturers and manufacturers’ facilities are also required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. Any such restrictions may result in significant additional expense or could limit sales of the approved product. If we, or any of the third parties on which we rely, fail to meet those requirements, the FDA or comparable regulatory authorities outside the United States could initiate enforcement action. Other consequences include the issuance of fines, warning letters, untitled letters or holds on clinical trials, product seizure or detention or refusal to permit the import or export of our product candidates, and permanent injunctions and consent decrees, including the imposition of civil or criminal penalties, among other consequences, that could significantly impair our ability to successfully commercialize a given product.

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

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and we or any of our existing or future collaboration partners may not be able to obtain approvals for the commercialization of our current product candidates and any other product candidate we develop.

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

We may also be subject to competition from biosimilar products in the EU. To date, many biosimilar products have been authorized by the European Commission, after application to the EMA for a centralized marketing authorization. As in the United States the regulatory approval pathway for biosimilar products in the EU is abbreviated. A biosimilar sponsor must however still provide all of the preclinical and clinical data required to demonstrate the similarity of their product with the reference product. The level of data required is assessed on a case-by-case basis, but it will be less than that required for an original biological product. The pathway is more complex than the abridged procedure that may be followed to obtain authorization of a generic version of a non-biological product, but it would still allow the biosimilar product to be brought to market more quickly and less expensively than our original product. That said, in the EU, applications for marketing authorizations in relation to biosimilar products are subject to the same data and market exclusivity rules that apply to generic non-biologic products, so no biosimilar product can reference our original product data in order to be approved or placed on the market during the period such exclusivity applies to our product. The EMA and Heads of Medicines Agencies have published a joint statement emphasizing that biosimilars authorized in the EU are considered, from a scientific perspective, to be interchangeable with the reference product and other biosimilars of the same reference product. However, decisions on how to implement interchangeability are managed by individual member states of the EU. Any biosimilar product authorized in the EU may therefore be treated as interchangeable with our reference product, although this may vary between member states of the EU.

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

Patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued. We cannot be certain that our licensors were the first to satisfy the requirements necessary to secure patent rights relating to any particular invention. Furthermore, if third parties have filed such patent applications, there are pre-grant and post-grant proceedings before the USPTO whereby a third party can challenge a patent grant.

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

We are a party to a number of license agreements that are important to our business, and we may enter into additional license agreements in the future. Certain of our in-licensed intellectual property covers, or may cover, certain of our product candidates including pemvidutide. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other of our obligations. If there is any conflict, dispute, disagreement or issue of non-performance between the Company and our licensing partners regarding our rights or obligations under the license agreements, including any such conflict, dispute or disagreement arising from our failure to satisfy payment obligations under any such agreement, we may owe damages, our licensor may have a right to terminate the affected license, and our ability to utilize the affected intellectual property in our product discovery and development efforts and our ability to enter into collaboration or marketing agreements for an affected product candidate may be adversely affected.

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

We do not have any manufacturing facilities or personnel, and we rely on, and expect to continue to rely on, third-party manufacturers and suppliers to manufacture and supply vaccines, drug substance and drug product for our preclinical studies and clinical trials, and on related materials, such as pemvidutide. We rely on a small number of third-party manufacturers and suppliers to manufacture and supply bulk drug substance and drug product and fill finished vaccines for our initial clinical trials. This reliance on a small number of third parties increases the risk that we will not have sufficient quantities of our product candidates or other products needed for our preclinical studies and clinical trials, or that such quantities will be manufactured for us at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Certain provisions of the Health Care Reform Law have been subject to judicial challenges, as well as efforts to repeal, replace or otherwise modify them or to alter their interpretation or implementation. For example, the Tax Cuts and Jobs Act of 2017, eliminated the tax-based payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, as amended, commonly referred to as the “individual mandate,” effective January 1, 2019. Further, the Bipartisan Budget Act of 2018 among other things, amended the Medicare statute, effective January 1, 2019, to reduce the coverage gap in most Medicare prescription drug plans, commonly known as the “donut hole,” by raising the manufacturer discount under the Medicare Part D coverage gap discount program from 50% to 70%. Additional legislative changes, regulatory changes and judicial challenges related to the Health Care Reform Law remain possible. It is unclear how the Health Care Reform Law and its implementation, as well as efforts to repeal, replace or otherwise modify, or invalidate, the Health Care Reform Law, or portions thereof, will affect our business. We cannot predict what affect further changes to the Health Care Reform Law would have on our business, especially including under the Trump administration.

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

Additional legislative changes, regulatory changes or guidance could be adopted, which may impact the marketing approvals and reimbursement for our product candidates. For example, on July 9, 2021, President Biden issued an executive order directing the FDA to, among other things, continue to clarify and improve the approval framework for biosimilars, including the standards for interchangeability of biological products, facilitate the development and approval of biosimilar and interchangeable products, clarify existing requirements and procedures related to the review and submission of BLAs, and identify and address any efforts to impede biosimilar competition. We cannot predict further changes under the Trump administration.

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

Changes in funding for the FDA and other domestic and foreign government authorities could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA and other domestic and foreign government authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government authorities that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other domestic and foreign authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government authorities, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory authorities, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Our business depends upon the ability of the FDA to accept and review our potential regulatory filings. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our ability to advance clinical development of our drug candidates. Further, future shutdowns of other government authorities, such as the U.S. Securities and Exchange Commission, may also impact our business through review of our public filings and our ability to access the public markets.

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

In the U.S., we may be subject to data privacy and security laws and regulations by both the federal government and the states in which we conduct our business, including, for example, state data breach notification laws, state health information and/or genetic privacy laws and federal and state consumer protection laws (including Section 5 of the FTC Act and the California Consumer Privacy Act (“CCPA”)), which govern the collection, use, disclosure, and protection of health-related and other personal information. Many of these laws and regulations differ from each other in significant ways and the impact of such laws may vary, thus potentially complicating compliance efforts. Compliance with these laws is difficult, constantly evolving, and time consuming, thus we may be required to incur substantial costs and expenses in order to comply with them. Federal regulators, state attorneys general, and plaintiffs’ attorneys, including class action attorneys, have been and will likely continue to be active in this space.

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

The CCPA, for example, establishes data privacy rights for individuals located in California and imposes certain requirements for how businesses can collect and use personal data about them. The California Privacy Rights Act, or CPRA, significantly modified the CCPA and imposed additional obligations on covered businesses, including by expanding consumers’ rights with respect to their personal data and established a state agency vested with the authority to enforce the CCPA. The CCPA provides for civil penalties for violations, as well as a private right of action for certain types of data breaches which may lead to an increased risk of data breach litigation and associated penalties. Other states, including Virginia, Colorado, Utah, Connecticut, Texas, Oregon, Tennessee, Delaware, Iowa, have recently passed or enacted similarly comprehensive privacy and data protection legislation which differ from each other in significant ways. It is not yet fully clear how such laws will be enforced and interpreted. The obligations to comply with the CCPA and other U.S. state privacy laws may require us, among other things, to regularly update our notices and develop new processes internally and with our partners.

In Europe, the collection and use of personal information, including health data, is governed by the EU’s General Data Protection Regulation and the United Kingdom’s implementation of the same (collectively, the “GDPR”). The GDPR is wide-ranging in scope and imposes numerous requirements on covered companies, including requirements related to individual notice regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S. and permits data protection authorities to impose large penalties for violations of the GDPR. Noncompliance can result in penalties of up to the greater of EUR 20 million, or 4% of annual global company revenues. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

While we expect to have substantially compliant programs and controls in place to comply with GDPR requirements, our efforts toward maintaining compliance with the regulation will likely impose additional costs on us and we cannot accurately predict whether the interpretations of the requirements, or changes in our practices will result in a material adverse effect on our business. We may be subject to fines and penalties, litigation, and reputational harm in connection with any complaints, investigations or charges by European data protection authorities or data subjects which could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical collaboration partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to do business with us due to the potential risk of exposure as a result of the current and future data protection obligations imposed on them by certain data protection authorities in interpretation of European privacy and data protection laws, including the GDPR. Such clients or partners may view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to continue their relationship with us. Any of the foregoing could materially harm our business, prospects, financial condition and results of operations and prospects, and we may be required to incur substantial costs and expenses in an effort to comply with our legal and regulatory obligations.

While data generally flows freely between the U.K. and the EEA and vice versa as a result of adequacy decisions and regulations, to enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with the GDPR. The European Commission issued updates to its forms of standard contractual clauses (“SCCs”) for data transfers from controllers or processors in the EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EEA (and not subject to the GDPR). The UK is not subject to the European Commission’s SCCs, and instead adopted the UK International Data Transfer Agreement (“IDTA”) and the International Data Transfer Addendum to the SCCs (“Addendum”), which enable transfers from the UK. For new transfers, the IDTA (or SCCs and Addendum) must be in place for all new and existing transfers from the U.K. as of March 21, 2024. Companies relying on SCCs or the IDTA to govern transfers of personal data to third countries will also need to assess whether the data importer can ensure sufficient guarantees for safeguarding the personal data under GDPR, including an analysis of the laws in the recipient’s country. When conducting restricted data transfers, including to the U.S., under the GDPR in the EEA and the U.K., we must ensure these safeguards are in place.

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

Our stock price has been and, in the future, may be subject to substantial volatility. Since our common stock began trading on a post-reverse stock split basis on September 14, 2018 and through December 31, 2024, our stock has traded in a range with a low of $1.51 and a high of $36.25.

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

In the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. For example, in 2024, purported stockholders filed complaints in federal court alleging, among other things, securities laws violations, breaches of fiduciary duty, and other claims relating to alleged false and misleading statements and omissions of material fact. Any such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

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

We can give no assurances that we will ever pay dividends.

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

Our Chief Financial Officer has overall responsibility for our cybersecurity and has over 30 years of experience managing information technology, or IT, departments at biotechnology and pharmaceutical companies. Our Senior Director of Information Technology is responsible for the development and implementation of IT department controls, policies, infrastructure, and day-to-day operations, in addition to managing security risk, evaluating safeguards and recommending security improvements, and has over eight years of experience managing IT departments for a biotechnology company. We utilize third-party vendors to help strengthen our information security risk management by conducting evaluations of our security controls on at least a quarterly basis.

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

Item 2. Properties

Our principal executive offices are located in Gaithersburg, Maryland, where we occupy approximately 19,699 square feet of laboratory and office space. For additional information, see Note 5. Leases to our consolidated financial statements. Management believes that these facilities are suitable and adequate to meet our anticipated needs.

Item 3. Legal Proceedings

On May 6, 2024, a class action complaint was filed in federal district court in the District of Maryland, Southern Division, naming as defendants us and three of our executive officers, which is now captioned In re Altimmune, Inc. Securities Litigation, No. 24-cv-01315 (D. Md.) (the “Class Action”). The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact to the investing public including the plaintiff and class members, who purchased or otherwise acquired our common stock between December 1, 2023 and April 26, 2024. The plaintiff and class members seek to have the action maintained as a class action under Rule 23 of the Federal Rules of Civil Procedure and for the defendants to pay damages, interest, and an award of costs, including attorneys’ fees. A substantially similar complaint, captioned Campanile v. Altimmune, Inc., et al., No. 8:24-cv-01918 (D. Md.), was also filed in the same court by another plaintiff on July 1, 2024 against the Company and three of its executive officers, based upon the same general set of allegations and class period. On October 2, 2024, the court consolidated the Campanile action with the Class Action for all purposes and appointed lead plaintiffs for the consolidated litigation. On December 16, 2024, the lead plaintiffs filed a notice of voluntary dismissal of the Class Action without prejudice, and on December 30, 2024, the court ordered that the Class Action be dismissed without prejudice, and the case was closed.

On June 4, 2024, a shareholder derivative complaint was filed in federal district court in the District of Delaware, purportedly on behalf of us, naming as defendants three of our executive officers and eight of our board members, which is now captioned In re Altimmune, Inc. Stockholder Derivative Litigation, No. 1:24-cv-669 (D. Del.) (the “Derivative Action”). The complaint is based upon allegations that are similar to those alleged in the Class Action and alleges claims for contribution, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets based on the defendants purportedly making or causing to be made false and misleading statements and omissions of material fact between December 1, 2023 and April 26, 2024. The complaint seeks unspecified monetary relief, exemplary damages, restitution, contribution, and costs, as well as equitable relief. A similar shareholder derivative complaint, captioned Alaraidah v. Garg, et al., No. 1:24-cv-00772 (D. Del.), was filed in the same court by another plaintiff on July 1, 2024, based upon substantially similar allegations, and alleges claims for contribution, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets and seeks unspecified monetary relief, restitution, costs, and equitable relief. These actions were consolidated for all purposes on July 18, 2024 into the Derivative Action. On February 3, 2025, pursuant to a joint stipulation of the parties, the court ordered that the Derivative Action be dismissed without prejudice and the case was closed.

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

Holders

As of February 24, 2025, we had 187 record holders of our common stock. The number of record holders is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Overview

Altimmune, Inc. is a clinical stage biopharmaceutical company focused on developing treatments for obesity, metabolic and liver diseases. Our lead product candidate, pemvidutide (formerly known as ALT-801), is a novel, investigational, peptide-based GLP-1/glucagon dual receptor agonist. Pemvidutide is currently in clinical development for obesity and metabolic associated steatohepatitis (MASH). We also expect to pursue additional indications for pemvidutide that leverage the differentiated clinical profile of pemvidutide. Except where the context indicates otherwise, references to “we,” “us,” “our,” “Altimmune”, or the “Company” refer to the company and its subsidiaries.

Fiscal Year 2024 Business Update

End-of-Phase 2 Meeting

On November 7, 2024, we announced the successful completion of our End-of-Phase 2 Meeting with the U.S. Food and Drug Administration (the “FDA”) and agreement on the design of a Phase 3 registrational program for its product candidate, pemvidutide, in the treatment of obesity.

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

Pemvidutide – 12-Week Phase 1b trial

On November 15, 2024, we presented new data derived from an analysis of plasma samples from subjects who completed a randomized placebo-controlled Phase 1b trial of pemvidutide in subjects with overweight or obesity and MASLD. In the Phase 1b clinical trial, 94 subjects with obesity or overweight and liver fat content (LFC) ≥10% were dosed 1:1:1:1 to pemvidutide (1.2mg, 1.8mg and 2.4mg) or placebo administered once-weekly subcutaneously for 12 weeks. In this study, pemvidutide reduced LFC relative to baseline by up to 68.5% and decreased total cholesterol and triglycerides by up to 12.2% and 44.6%, respectively, after 12 weeks of treatment.

Pemvidutide – IMPACT trial

On September 30, 2024, we announced the completion of patient enrollment in IMPACT, our Phase 2b biopsy-driven trial evaluating Pemvidutide in MASH, and we expect top-line data in the second quarter of 2025.

Pemvidutide – MOMENTUM trial

On September 10, 2024, we presented additional results of MRI-based body composition sub-study from our 48-week MOMENTUM Phase 2 obesity trial of pemvidutide in subjects with overweight and obesity at the 60th annual meeting of the European Association for the Study of Diabetes. The lean loss ratio, defined as the change in lean mass compared to the change in total mass, was 21.9%. Lean mass preservation was greater in subjects aged 60 years and older, in whom the lean loss ratio was only 19.9%. In addition to lean mass preservation, there was a preferential reduction of visceral adipose tissue (VAT), the adipose tissue associated with cardiovascular risk. At the 2.4mg dose of pemvidutide, VAT was reduced by 28.3% at week 48 compared to a 19.5% loss in subcutaneous adipose tissue.

On June 23, 2024, we presented the full results of the body composition analysis from our 48-week MOMENTUM Phase 2 obesity trial of pemvidutide at the American Diabetes Association’s 84th Annual Scientific Sessions. In an MRI sub-study of 67 subjects from the MOMENTUM Phase 2 obesity trial, 50 of whom were treated with pemvidutide for 48 weeks, 78.1% of weight loss was derived from adipose tissue and only 21.9% from lean mass. Historically, lean mass loss has been shown to be approximately 25% from diet and exercise programs.

As announced in November 2023, the trial enrolled 391 subjects with obesity or overweight with at least one comorbidity and without diabetes. Subjects were randomized 1:1:1:1 to 1.2 mg, 1.8 mg, 2.4 mg pemvidutide or placebo administered weekly for 48 weeks in conjunction with diet and exercise. The 1.2 mg and 1.8 mg doses were administered without dose titration, while a short 4-week titration period was employed for the 2.4 mg dose. At baseline, subjects had a mean age of approximately 50 years, mean body mass index (BMI) of approximately 37 kg/m2, and mean body weight of approximately 104 kg. Approximately 75% of subjects were female.

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

Revenue

We have not generated any revenue from the sale of any products to date. Our revenues in previous years consisted primarily of government and foundation grants and contracts that supported our efforts on specific research projects. These grants and contracts generally provided for reimbursement of approved costs as those costs were incurred by us. Research grants and contracts and the related accounts receivable were recognized as earned when reimbursable expenses were incurred and the performance obligation was complete. Payments received in advance of services being provided were recorded as deferred revenue. We recently closed out one of the remaining such contracts, and the revenue reported during the year ended December 31, 2023 was primarily from the final indirect rate adjustments.

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

We plan to increase our research and development expenses for the foreseeable future as we continue the development of clinical and preclinical candidates. Our current active and planned research and development activities include the following:

●	completion of data analysis of a Phase 2 clinical trial for pemvidutide in obesity;
●	conduct of a Phase 2 clinical trial for pemvidutide in MASH;
●	conduct of clinical trials and nonclinical safety studies for pemvidutide;
●	conduct of additional research and discovery projects; and
●	manufacture of clinical trial materials in support of our clinical trials.

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

Results of Operations

Comparison of years ended December 31, 2024 and December 31, 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Increase (Decrease)
Revenues	$20	$426	$(406)	(95)%
Operating expenses:
Research and development	82,226	65,799	16,427	25%
General and administrative	20,966	18,137	2,829	16%
Impairment loss on intangible asset	—	12,419	(12,419)	(100)%
Total operating expenses	103,192	96,355	6,837	7%
Loss from operations	(103,172)	(95,929)	7,243	8%
Other income (expense):
Interest expense	(9)	(35)	(26)	(74)%
Interest income	8,074	7,351	723	10%
Other income (expense), net	48	166	(118)	(71)%
Total other income (expense), net	8,113	7,482	631	8%
Net loss	$(95,059)	$(88,447)	$6,612	7%

Revenue

We have not generated any revenues from the sale of any products to date. Our revenues in previous years consisted primarily of government and foundation grants and contracts that supported our efforts on specific research projects. We recently closed out one of the remaining such contracts, and the revenue reported during the year ended December 31, 2023 was primarily from the final indirect rate adjustments.

Research and development expenses

Research and development expenses for the years ended December 31, 2024 and 2023 consisted primarily of expenses related to product candidate development. Research and development expenses for the years ended December 31, 2024 and 2023 are summarized as follows:

	Year Ended December 31,
Product candidates	2024	2023	Increase (Decrease)
Pemvidutide	$53,274	$35,768	$17,506	49%
HepTcell	2,695	7,380	(4,685)	(63)%
Non-project costs	26,257	22,651	3,606	16%
Total research and development expenses	$82,226	$65,799	$16,427	25%

The increase in research and development expenses for pemvidutide was primarily due to a $27.4 million increase related to the ramp up of the IMPACT Phase 2b trial in MASH, a $1.5 million increase for other clinical analysis, and a $2.2 million increase in nonclinical studies. These increases were partially offset by a $10.8 million reduction in expense associated with the MOMENTUM Phase 2 trial in obesity, which was ongoing during most of 2023 and wound down in the year ended December 31, 2023, and a $2.8 million reduction in expenses associated with the Phase 1 safety trial, which was substantially completed in 2023.

The decrease in research and development expenses for HepTcell was primarily due to the winddown and completion of the in-life portion of the Phase 2 trial in 2023. The research and development expenses for the year ended December 31, 2024 were due to program winddown activities. In the coming months, we expect to have some additional wrap up costs as we finalize these activities.

The increase in other non-project specific research and development expenses was primarily due to a $1.6 million increase in stock compensation expense and a $1.3 million initial cost for additional research and discovery projects.

General and administrative expenses

General and administrative expenses increased by $2.8 million, or 16%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to a $2.7 million increase in stock compensation and other labor-related expenses, including the $1.0 million incremental stock-based compensation expense because of modifications of stock awards (see Note 9).

Impairment loss on intangible asset

Impairment loss on intangible asset of $12.4 million reported during the year ended December 31, 2023 represents a non-cash impairment charge recorded for the in-process research and development (“IPR&D”) asset associated with HepTcell (See Note 2. Summary of Significant Accounting Policies). There was no impairment charge reported during the year ended December 31, 2024.

Total other income (expense), net

Total other income (expense), net increased by $0.6 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to a $0.7 million increase in interest income earned on our cash equivalents and short-term investments.

Liquidity and Capital Resources

Overview

Our primary sources of cash for the year ended December 31, 2024 were from equity transactions, interest and dividends from our money market funds and short-term investments, and proceeds from maturity of our short-term investments. Our cash, cash equivalents, restricted cash and short-term investments were $131.9 million as of December 31, 2024. We believe, based on the operating cash requirements and capital expenditures expected for 2025 and 2026, our cash on hand as of December 31, 2024, together with expected cash receipts from our equity transactions and research and development incentives, are sufficient to fund operations for at least a twelve-month period from the issuance date of our December 31, 2024 consolidated financial statements.

We have not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales. We have incurred significant losses since we commenced operations. As of December 31, 2024, we had an accumulated deficit of $561.4 million. In addition, we have not generated positive cash flows from operations. We have had to rely on a variety of financing sources, including the issuance of debt and equity securities. As capital resources are consumed to fund our research and development activities, we may require additional capital beyond our currently anticipated amounts. In order to address our capital needs, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding, and monetization of our existing programs through partnership arrangements or sales to third parties.

Sources of Liquidity

Shelf Registrations

On February 28, 2023, we filed a shelf registration statement on Form S-3ASR, which was declared effective immediately. This shelf registration allowed us to offer and sell any amount of our common stock, preferred stock, debt securities, warrants, rights and units (the “2023 Shelf”).

At-the-Market Offerings

On February 28, 2023, we entered an Equity Distribution Agreement (the “2023 Agreement”) with Evercore Group L.L.C., JMP Securities LLC and B. Riley Securities, Inc., serving as sales agents, with respect to an at-the-market offerings program under which we offered and sold shares of our common stock having an aggregate offering price of up to $150.0 million through the Sale Agents from the 2023 Shelf. Since inception through December 31, 2024, we raised approximately $96.6 million in net proceeds.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023	Increase (Decrease)
Net cash (used in) provided by:
Operating activities	$(79,848)	$(75,810)	$4,038
Investing activities	(28,386)	13,732	(42,118)
Financing activities	10,044	86,105	(76,061)
Net decrease (increase) in cash and cash equivalents and restricted cash	$(98,190)	$24,027	$(122,217)

Operating Activities

Net cash used in operating activities was $79.8 million for the year ended December 31, 2024 compared to $75.8 million during the year ended December 31, 2023. Our sources of cash provided by operations during the year ended December 31, 2024 were primarily cash receipts of research and development incentive credits. The primary uses of cash from our operating activities include payments for labor and labor-related costs, professional fees, research and development costs associated with our clinical trials and other general corporate expenditures. The increase in cash used in operating activities of $4.0 million was due to a $16.8 million increase in net loss as adjusted for noncash items, partially offset by a $12.8 million change in working capital accounts.

Investing Activities

Net cash used in investing activities was $28.4 million for the year ended December 31, 2024 compared to $13.7 million net cash provided by investing activities during the year ended December 31, 2023. The net cash used in investing activities during the year ended December 31, 2024 was primarily due to $115.7 million purchase of short-term investments, partially offset by $87.3 million proceeds from sale and maturities of short-term investments. The net cash provided by investing activities during the year ended December 31, 2023 was primarily due to $102.4 million proceeds from sale and maturities of short-term investments, partially offset by $88.6 million purchase of short-term investments.

Financing Activities

Net cash provided by financing activities was $10.0 million for the year ended December 31, 2024 compared to $86.1 million during the year ended December 31, 2023. The net cash provided by financing activities during the year ended December 31, 2024 was primarily the result of the receipt of $10.0 million in net proceeds from the issuance of common stock from our at-the-market offerings program, $0.4 million in proceeds from exercise of stock options, $0.3 million in proceeds from our employee stock purchase plan and $0.2 million proceeds from exercises of stock warrants, partially offset by a $0.9 million payment for tax withholding obligations related to share-based compensation. The net cash provided by financing activities during the year ended December 31, 2023 was primarily the result of the receipt of $86.4 million in net proceeds from the issuance of common stock from our at-the-market offerings program, $0.1 million in proceeds from exercise of stock options and $0.2 million in proceeds from employee stock purchase plan, partially offset by $0.5 million payment for tax withholding obligations related to share-based compensation.

Capital Resources

We have financed our operations to date principally through our equity offerings and proceeds from issuances of our preferred stock, common stock and warrants. As of December 31, 2024, we had $131.9 million of cash, cash equivalents, restricted cash and short-term investments. Accordingly, management believes that we have sufficient capital to fund our plan of operations for at least a twelve-month period from the issuance date of our December 31, 2024 consolidated financial statements. However, in order to address our capital needs in the long-term, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, government funding and monetization of our existing programs through partnership arrangements or sales to third parties.

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

Clinical trial costs are a significant component of research and development expenses, and we outsource a significant portion of these costs to third parties. Third-party clinical trial expenses include investigator fees, site and patient costs, CRO costs, costs for central laboratory testing, data management and CMO costs. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, and other pass-through costs. These inputs are required to be estimated due to a lag in receiving the actual clinical information from third parties. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the Consolidated Balance Sheets as a prepaid asset or accrued expenses. These third-party agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. Material advance payments for goods or services that will be used or rendered for future research and development activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. When evaluating the adequacy of the accrued expenses, we analyze progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the prepaid and accrued balances at the end of any reporting period.

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

The actual expense recognized over the vesting period is only for those options that vest. For the years ended December 31, 2024 and 2023, forfeiture rates were approximately 9% and 11% respectively.

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

Modification of stock awards are evaluated and recorded based on the fair value of the award on the modification date. Depending on the type of modifications, we estimate the fair value of modified stock options using the Black Scholes option pricing model. The fair value of modified restricted stock units is determined based on our stock price at the modification date.

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

Item 8. Financial Statements and Supplementary Data

ALTIMMUNE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Altimmune, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altimmune, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

As disclosed in Note 6, the Company’s total accrued research and development expenses were $6.4 million as of December 31, 2024, which represents the estimated obligation for research and development expenses incurred as of December 31, 2024 but not paid as of that date. In addition, the Company’s total prepaid expenses and other current assets were $2.2 million as of December 31, 2024, which included amounts that were paid in advance of services incurred pursuant to research and development activities. As discussed in Note 2 of the consolidated financial statements, material advance payments for goods or services that will be used or rendered for future research and development activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. When evaluating the adequacy of the accrued expenses, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs.

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

To evaluate the Company’s estimate of services incurred as of period end pursuant to its research and development activities, our audit procedures included, among others, testing the completeness and accuracy of the underlying data used in the estimates and evaluating the significant assumptions stated above that are used by management to estimate the recorded amounts. To assess the reasonableness of the significant assumptions, we obtained information regarding the nature and extent of progress of clinical trials and other activities from the Company’s research and development personnel that oversee the clinical trials. To evaluate the valuation of the accrued research and development expenses, we compared invoices received by the Company subsequent to December 31, 2024 to the amounts recognized by the Company as of that date. To evaluate the valuation of the prepaid research and development expenses, we inspected the Company’s contracts with third parties to assess the impact to the amounts recorded.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Iselin, New Jersey

February 27, 2025

ALTIMMUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$36,926	$135,117
Restricted cash	42	41
Total cash, cash equivalents and restricted cash	36,968	135,158
Short-term investments	94,965	62,698
Accounts and other receivables	544	1,111
Income tax and R&D incentive receivables	2,573	3,742
Prepaid expenses and other current assets	2,204	6,917
Total current assets	137,254	209,626
Property and equipment, net	413	651
Other assets	1,639	363
Total assets	$139,306	$210,640
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$211	$2,070
Accrued expenses and other current liabilities	10,257	10,073
Total current liabilities	10,468	12,143
Noncurrent liabilities	5,330	4,398
Total liabilities	15,798	16,541
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 72,352,701 and 70,677,400 shares issued and outstanding as of December 31, 2024 and 2023, respectively	7	7
Additional paid-in capital	689,864	665,427
Accumulated deficit	(561,390)	(466,331)
Accumulated other comprehensive loss, net	(4,973)	(5,004)
Total stockholders’ equity	123,508	194,099
Total liabilities and stockholders’ equity	$139,306	$210,640

The accompanying notes are an integral part of the consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per-share amounts)

	Year Ended December 31,
	2024	2023
Revenues	$20	$426
Operating expenses:
Research and development	82,226	65,799
General and administrative	20,966	18,137
Impairment loss on intangible asset	—	12,419
Total operating expenses	103,192	96,355
Loss from operations	(103,172)	(95,929)
Other income (expense):
Interest expense	(9)	(35)
Interest income	8,074	7,351
Other income (expense), net	48	166
Total other income (expense), net	8,113	7,482
Net loss	(95,059)	(88,447)
Other comprehensive income — unrealized gain on short-term investments	31	223
Comprehensive loss	$(95,028)	$(88,224)
Net loss per share, basic and diluted	$(1.34)	$(1.66)
Weighted-average common shares outstanding, basic and diluted	71,003,399	53,246,937

The accompanying notes are an integral part of the consolidated financial statements

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2022	49,199,845	$5	$568,399	$(377,884)	$(5,227)	$185,293
Stock-based compensation	—	—	10,640	—	—	10,640
Exercise of stock options	39,303	—	113	—	—	113
Vesting of restricted stock awards including withholding, net	72,646	—	(539)	—	—	(539)
Issuance of common stock from Employee Stock Purchase Plan	41,560	—	215	—	—	215
Issuance of common stock in at-the-market offerings, net	20,454,516	2	86,599	—	—	86,601
Issuance of common stock upon cashless exercise of warrants	869,530	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	—	223	223
Net loss	—	—	—	(88,447)	—	(88,447)
Balance at December 31, 2023	70,677,400	7	665,427	(466,331)	(5,004)	194,099
Stock-based compensation	—	—	14,393	—	—	14,393
Exercise of stock options	138,386	—	439	—	—	439
Vesting of restricted stock awards including withholding, net	192,537	—	(850)	—	—	(850)
Issuance of common stock from Employee Stock Purchase Plan	86,857	—	300	—	—	300
Issuance of common stock in at-the-market offerings, net	1,207,521	—	9,994	—	—	9,994
Issuance of common stock upon exercise of warrants	50,000	—	161	—	—	161
Unrealized gain on short-term investments	—	—	—	—	31	31
Net loss	—	—	—	(95,059)	—	(95,059)
Balance at December 31, 2024	72,352,701	$7	$689,864	$(561,390)	$(4,973)	$123,508

The accompanying notes are an integral part of the consolidated financial statement

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(95,059)	$(88,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on intangible asset	—	12,419
Stock-based compensation expense	14,393	10,640
Depreciation of property and equipment	238	477
Accretion of discounts on short-term investments	(3,850)	(2,471)
Loss (gain) on foreign currency exchange	(48)	(154)
Changes in operating assets and liabilities:
Accounts receivable	567	(938)
Prepaid expenses and other assets	4,713	(1,345)
Accounts payable	(1,859)	(2,734)
Accrued expenses and other liabilities	(112)	(1,883)
Income tax and R&D incentive receivables	1,169	(1,374)
Net cash used in operating activities	(79,848)	(75,810)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	87,345	102,410
Purchases of short-term investments	(115,731)	(88,631)
Purchases of property and equipment, net	—	(47)
Net cash (used in) provided by investing activities	(28,386)	13,732
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	—	(195)
Proceeds from exercises of warrants	161	—
Proceeds from issuance of common stock in at-the-market offerings, net	9,994	86,601
Payment of conditional economic incentive	—	(90)
Proceeds from issuance of common stock from Employee Stock Purchase Plan	300	215
Proceeds from exercises of stock options	439	113
Payments for tax withholding in share-based compensation	(850)	(539)
Net cash provided by financing activities	10,044	86,105
Net (decrease) increase in cash and cash equivalents and restricted cash	(98,190)	24,027
Cash, cash equivalents and restricted cash at beginning of period	135,158	111,131
Cash, cash equivalents and restricted cash at end of period	$36,968	$135,158

SUPPLEMENTAL NON-CASH ACTIVITIES:
Operating lease liability and right-of-use asset addition	$1,409	$—

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

The Company is a clinical stage biopharmaceutical company focused on developing treatments for obesity, metabolic and liver diseases. The Company’s lead product candidate, pemvidutide (formerly known as ALT-801), is a novel, investigational, peptide-based GLP-1/glucagon dual receptor agonist. Pemvidutide is currently in clinical development for obesity and metabolic associated steatohepatitis (MASH). The Company also expects to pursue additional indications for pemvidutide that leverage the differentiated clinical profile of pemvidutide. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital, and has financed its operations through the issuance of common and preferred stock, long-term debt, and proceeds from research grants and government contracts. The Company has not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, the valuation of share-based awards, income taxes, prepaids and accruals for R&D activities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. However, actual results could differ from those estimates.

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

Restricted Cash

The Company had restricted cash of $42,000 and $41,000 as of December 31, 2024 and 2023, respectively, held in money market savings accounts as collateral. The restricted cash as of December 31, 2024 and 2023 is for the Company’s facility lease obligation. Restricted cash is classified as a component of cash, cash equivalents, and restricted cash in the accompanying Consolidated Balance Sheets and Consolidated Statements of Cash Flows.

Short-term Investments

The Company’s short-term investments are comprised of U.S. Treasuries, corporate debt securities and certificates of deposit that have original maturities less than or equal to one year and are classified as available-for-sale (“AFS”) securities. Such securities are carried at estimated fair value, net of allowance for credit loss determined based on the Current Expected Credit Loss. Any unrealized holding gains or losses are reported as accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. In the event that the AFS security's fair value is below the amortized cost and (i) the Company intends to sell the AFS security and (ii) the AFS security is required to be sold before recovery of the loss, the AFS security's amortized cost base will be written down to its fair value and the loss will be recognized in the income statement. If the Company intends not to sell the AFS security and the AFS security is not required to be sold before recovery of the loss, the Company evaluates whether a portion of the unrealized loss is a result of credit loss. The portion of unrealized loss related to credit loss will be recorded as allowance for credit loss in the balance sheet with the corresponding credit loss in the income statement and the portion of unrealized loss not related to credit loss will be recognized in other comprehensive income (“OCI”). Dividend and interest income are recognized in other income when earned. The cost of securities sold is calculated using the specific identification method. The Company places all investments with government agencies, or corporate institutions whose debt is rated as investment grade. As of December 31, 2024 and 2023, none of the unrealized losses on the Company’s short-term investments are a result of credit loss, and therefore, any unrealized losses were recognized in OCI.

As of December 31, 2024 and 2023, the Company had $0.4 million and $0.1 million, respectively, accrued interest on short-term investments included in “Accounts and other receivables” on the accompanying Consolidated Balance Sheets.

Accounts and Other Receivables

Accounts and other receivables include both billed and unbilled amounts, interest and other receivables. The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. The Company’s receivables represent billings for rate adjustment under a government contract that was closed out recently, as well as interest and other receivables. The Company believes that the credit risks associated with these receivables are not significant. To date, the Company has not experienced any losses associated with accounts and other receivables and does not maintain an allowance for credit loss.

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment that the Company exercises in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2024 and 2023.

Financial Instruments

The Company’s financial instruments consist of cash, cash equivalents, restricted cash, accounts receivable, short-term investments, accounts payable, accrued expenses, and common stock warrants classified as equity. The carrying amounts of cash, cash equivalents, restricted cash, accounts and other receivables, accounts payables, and accrued expenses approximate their fair value due to the short-term nature of those financial instruments. Short-term investments are recorded at fair value, with any unrealized holding gains or losses reported as accumulated other comprehensive income or loss.

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

Impairment or Disposal of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 360, Property, Plant and Equipment (“ASC 360”). The Company’s long-lived assets include properties and equipment and right of use (“ROU”) assets. For long-lived assets, impairment is recognized when the undiscounted cash flows used in the test for recoverability is less than their carrying value. In the event impairment exists, the long-lived asset will be written down to its fair value, and an impairment loss is recorded as the difference between the carrying value and fair value. For the years ended December 31, 2024 and 2023, the Company did not identify indicators of impairment.

Impairment of Indefinite-lived Intangible Assets

Indefinite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with the guidance in FASB Accounting Standard Codification Topic 350, Intangibles—Goodwill and Other (“ASC 350”).

The Company had one IPR&D asset, HepTcell, that it acquired in 2015. This candidate was a viral pathogen immunotherapy product for the treatment of chronic HBV. Since 2020, the Company had been conducting a Phase 2 clinical trial. However, the overall response in Phase 2 clinical trial for HepTcell was deemed to be insufficient to warrant further advancement. As a result, the Company stopped all further development related to HepTcell and did not anticipate that there would be any third-party interest in the asset. This decision rendered the probability of success, which is one of the key inputs in the fair value measurement of this asset, to be effectively zero or close to zero. With no alternative use nor any anticipated interest from third parties for this asset, management determined that the fair value of the IPR&D asset was deemed di minimis as of December 31, 2023. Accordingly, the Company recorded a non-cash impairment charge of $12.4 million, which was the carrying value of the IPR&D asset, in the accompanying Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2023 under the caption “Impairment loss – intangible asset”. As of December 31, 2024 and 2023, the Company had no indefinite-lived intangible assets.

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

The expected stock price volatility for stock option awards is based on a weighted-average volatility rate of historical volatility from a representative peer group of comparable companies and the Company’s own stock price volatility. The average expected life of stock options was determined according to the “simplified method” as described in SAB 107, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was determined by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. We have not paid and do not anticipate paying cash dividends. Therefore, the expected dividend rate is assumed to be 0%.

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

Clinical trial costs are a significant component of R&D expenses, and the Company outsources a significant portion of these costs to third parties. Third party clinical trial expenses include investigator fees, site and patient costs, CRO costs, costs for central laboratory testing, data management and CMO costs. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations and other pass-through costs. These inputs are required to be estimated due to a lag in receiving the actual clinical information from third parties. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the Consolidated Balance Sheets as a prepaid asset or accrued expenses. These third-party agreements are generally cancelable, and related costs are recorded as R&D expenses as incurred. Material advance payments for goods or services that will be used or rendered for future R&D activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. When evaluating the adequacy of the accrued expenses, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the prepaid and accrued balances at the end of any reporting period.

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

The Company records qualifying U.K. R&D expenses as receivable and a corresponding reduction to R&D expense in the Consolidated Statement of Operations and Comprehensive Loss. During the years ended December 31,

2024 and 2023, the Company recognized $0.6 million and $1.2 million, respectively, of R&D credits as a reduction to R&D expense in the Consolidated Statement of Operations and Comprehensive Loss. As of December 31, 2024 and 2023, the Company had $1.8 million and $3.0 million, respectively, of R&D credits included in “Income tax and R&D incentive receivables” on the accompanying Consolidated Balance Sheets.

The Company records qualifying Australian R&D credits as receivable with a full valuation reserve. Cash receipts for Australia R&D credits are recorded as noncurrent liability until it either passes an audit performed by the ATO, or the statute of limitations ends, whichever occurs first. Upon successfully passing an audit or the expiration of the statute of limitations, the Company will clear the liability and a corresponding reduction to R&D expense unless recognition criteria is met in a later year, in which case the R&D credit will be recorded as other income in the Consolidated Statement of Operations and Comprehensive Loss. During the years ended December 31, 2024 and 2023, the Company received $0.1 million and $0.4 million in cash for R&D incentive, respectively. The 2024 incentive credit received is related to R&D costs that the Company incurred during the fiscal year 2023, whereas the 2023 incentive credit received is related to R&D costs that the Company incurred during the fiscal year 2022, both through the participation in the Australian R&D credit program, and is included in “Noncurrent liabilities” on the accompanying Consolidated Balance Sheets.

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

The Company computes diluted net loss per common share after giving consideration to all potentially dilutive common equivalents, including all unvested restricted stock, warrants, and stock options outstanding during the period except where the effect of such non-participating securities would be anti-dilutive.

Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods.

Recently issued accounting pronouncements

Recently Adopted:

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 requires public business entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. The amendments in ASU 2023-07 also clarify that entities with a single reportable segment are subject to both new and existing segment reporting requirements under Topic 280. The Company adopted this new accounting standard on this annual report on Form 10-K using a retrospective method (See Note 14. Segment Information).

Not Yet Adopted:

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income-Expense Disaggregation Disclosure (Subtopic 220-40). The amendments in ASU No. 2024-03 require that, at each interim and annual reporting period, public business entities disclose in a note to the financial statements the amount of (i) purchases of inventory, (ii) employee compensation, (iii) depreciation, (iv) intangible asset amortization, and (v) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (DD&A) (or other amounts of depletion expense) included in each relevant expense caption in the statements of operation and comprehensive income. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The amendments in this update are effective on the Company’s 2027 annual report, and interim reports thereafter. The Company is currently evaluating the impact of this amendment on its Consolidated Financial Statements.

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

The Company’s assets measured at fair value on a recurring basis as of December 31, 2024 consisted of the following (in thousands):

	Fair Value Measurement at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$27,279	$27,279	$—	$—
Short-term investments	94,965	—	94,965	—
Total	$122,244	$27,279	$94,965	$—

The Company’s assets measured at fair value on a recurring basis as of December 31, 2023 consisted of the following (in thousands):

	Fair Value Measurement at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$123,233	$123,233	$—	$—
Short-term investments	62,698	—	62,698	—
Total	$185,931	$123,233	$62,698	$—

Short-term investments have been initially valued at the transaction price and subsequently valued at the end of each reporting period utilizing third party pricing services or other market observable data (Level 2). The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value.

Short-term investments with quoted prices as of December 31, 2024 as shown below (in thousands):

	December 31, 2024
		Unrealized Gain	Unrealized Gain
	Amortized Cost	Unrealized (Loss) Gain	Credit loss	Market Value
United States treasury securities	$21,375	$16	$—	$21,391
Commercial paper and corporate debt securities	52,641	15	—	52,656
Asset backed securities	5,951	14	—	5,965
Agency debt securities	14,931	22	—	14,953
Total	$94,898	$67	$—	$94,965

Short-term investments with quoted prices as of December 31, 2023 as shown below (in thousands):

	December 31, 2023
		Unrealized Gain	Unrealized Gain
	Amortized Cost	Unrealized (Loss) Gain	Credit Loss	Market Value
United States treasury securities	$19,472	$12	$—	$19,484
Commercial paper and corporate debt securities	31,301	24	—	31,325
Asset backed securities	2,966	(4)	—	2,962
Agency debt securities	8,923	4	—	8,927
Total	$62,662	$36	$—	$62,698

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. Assets recorded at fair value on a non-recurring basis, such as property and equipment and intangible assets are recognized at fair value when they are impaired. During the years ended December 31, 2024 and 2023, the Company had no assets or liabilities that were measured at fair value on a non-recurring basis.

4. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2024	2023
Furniture, fixtures and equipment	$163	163
Laboratory equipment	342	342
Computers and telecommunications	194	194
Software	178	178
Leasehold improvements	1,749	1,749
Property and equipment, at cost	2,626	2,626
Less: accumulated depreciation and amortization	(2,213)	(1,975)
Property and equipment, net	$413	$651

Depreciation expense related to property and equipment for each of the years ended December 31, 2024 and 2023 was $0.2 million and $0.5 million, respectively.

5. Leases

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

Rent expense under the Company’s operating leases during each of the years ended December 31, 2024 and 2023 was $0.5 million. Rent expense includes short-term leases and variable lease costs that are not included in the lease obligation.

The cash paid for operating lease liabilities for each of the years ended December 31, 2024 and 2023 was $0.5 million.

Supplemental balance sheet information related to the operating leases is as follows (in thousands):

	December 31,
	2024	2023	Balance Sheet Classification
Operating lease obligations, current (see Note 6)	$279	$496	Accrued expenses and other current liabilities
Operating lease obligations, noncurrent (see Note 7)	1,402	175	Noncurrent liabilities
Operating lease right-of-use assets	$1,639	$363	Other assets
Weighted-average remaining lease term (years)	5.3	1.3
Weighted-average discount rate	9.5%	7.2%

Maturities of operating lease liabilities are as follows (in thousands):

2025	$422
2026	376
2027	387
2028	398
2029	410
2030	138
Total operating lease payments	2,131
Less: imputed interest	(450)
Total operating lease liabilities	$1,681

6. Accrued Expenses and Other Current Liabilities

Accrued expense and other current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Accrued professional services	$401	$293
Accrued payroll and employee benefits	3,079	3,315
Accrued research and development	6,443	5,845
Lease obligation, current portion (see Note 5)	279	496
Accrued interest and other	55	124
Total accrued expenses and other current liabilities	$10,257	$10,073

7. Noncurrent Liabilities

The Company’s noncurrent liabilities are summarized as follows (in thousands):

	December 31,
	2024	2023
Research and development incentive credit	$3,746	$4,023
Lease obligation, long-term portion (see Note 5)	1,402	175
Conditional economic incentive grants	160	160
Other	22	40
Total noncurrent liabilities	$5,330	$4,398

R&D incentive credit Program

During the years ended December 31, 2024 and 2023, the Company received a total of $0.1 million and $0.4 million in cash for R&D incentive credit, respectively. The 2024 incentive credit received is related to R&D costs that the Company incurred during the fiscal year 2023, whereas the 2023 incentive credit received is related to R&D costs that the Company incurred during the fiscal year 2022, both through the participation in the Australian R&D incentive credit program administered through the ATO. The Company recorded the receipt as noncurrent liability until there is reasonable assurance that the Company will comply with the conditions attached to the incentive credit.

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

8. Stockholders’ Equity

The Amended and Restated Certificate of Incorporation, as amended (“Charter”), authorized the Company to issue 200,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2024, the Company had 72,352,701 shares of common stock issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

The Charter also authorized the Company to issue 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2024, the Company had no shares of preferred stock issued and outstanding.

At-the-Market Offerings

On February 28, 2023, the Company entered into an Equity Distribution Agreement (the “2023 Agreement”) with Evercore Group L.L.C., JMP Securities LLC and B. Riley Securities, Inc., serving as sales agents (the “Sales Agents”), with respect to an at-the-market offerings program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $150.0 million (the “Shares”) through the Sales Agents (the “2023 Offering”). All Shares offered and sold in the 2023 Offering will be issued pursuant to the Company’s Registration Statement on Form S-3ASR filed with the SEC on February 28, 2023, which was declared effective immediately, the prospectus supplement relating to the 2023 Offering filed with the SEC on February 28, 2023 and any applicable additional prospectus supplements related to the 2023 Offering that form a part of the Registration Statement. The Company capitalized approximately $0.2 million of other offering costs which will offset the proceeds received from the shares sold under the 2023 Agreement. Since inception through December 31, 2024, the Company has sold 21,662,037 shares of common stock under the 2023 Agreement resulting in approximately $96.6 million in proceeds, net of $3.1 million commission and other offering costs. During the year ended December 31, 2024, we have sold 1,207,521 shares of common stock under the 2023 Agreement resulting in approximately $10.3 million in net proceeds, and as of December 31, 2024, $50.3 million remaining available to be sold under the 2023 Agreement. As of December 31, 2024, there was $0.1 million in deferred offering costs included in prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets.

Warrants

On March 5, 2024, warrant holders exercised 50,000 warrants with an exercise price of $3.21, resulting in the issuance of 50,000 shares of common stock. As of December 31, 2024, the Company had no outstanding warrants.

9. Stock-Based Compensation

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

The Company established the 2017 Omnibus Incentive Plan (the “Omnibus Plan”) to provide incentive stock options, non-qualified stock options, restricted stock, and other stock-based awards denominated in shares of the Company’s common stock, and performance-based cash awards to eligible employees, consultants and directors. In 2018, the Company’s shareholders approved an amendment to the Omnibus Plan to increase the number of shares reserved for issuance from 1,500,000 to 5,000,000. The aggregate share reserve will be increased on January 1 of each year commencing in 2019 and ending on and including January 1, 2027 up to an amount equal to the lowest of (i) 4% of the total number of shares of common stock outstanding on a fully diluted basis as of December 31 of the immediately preceding calendar year, and (ii) such number of shares of common stock, if any, determined by the Company’s board of directors. Accordingly, on January 1, 2025, the number of shares of Common Stock reserved and available for issuance under the Omnibus Plan increased by 3,193,659. The maximum number of shares of common stock that may be issued under the Omnibus Plan in respect of Incentive Stock Option (“ISO”) is 5,000,000 shares. The maximum number of shares of common stock that may be granted to non-employee directors under the Omnibus Plan during any fiscal year is 2,000,000 shares.

On November 29, 2018, the Board approved and adopted the Altimmune Inc. 2018 Inducement Grant Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity or equity-based awards in the form of non-qualified stock options, restricted stock awards and other stock-based awards. The Inducement Plan was adopted by the Board without stockholder approval pursuant to Rule 5635I(4) of the NASDAQ Listing Rules.

The Board has reserved 2,000,000 shares of the Company’s common stock for issuance pursuant to awards granted under the Inducement Plan (subject to customary adjustments in the event of a change in capital structure of the Company), and the Inducement Plan will be administered by the Compensation Committee. In accordance with Rule 5635I(4) of the NASDAQ Listing Rules, awards under the Inducement Plan may be only made to an employee who has not previously been an employee or member of the Board or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.

The 2001 Plans, the 2007 Plan, the Omnibus Plan and the Inducement Plan are collectively referred to as the “Plans.” During the year ended December 31, 2024 under the Plans, a total of 2,106,375 options to purchase shares of common stock were granted. As of December 31, 2024, there were 2,637,161 and 1,063,695 shares of common stock available for future grants under the Omnibus Plan and the Inducement Plan, respectively.

The fair value of stock option issued to employees was estimated at the date of grant using Black-Scholes with the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023
Expected volatility	101.4%	100.4%
Expected term (years)	6.0	6.0
Risk-free interest rate	4.0%	3.8%
Expected dividend yield	0.0%	0.0%

A summary of stock option activity under the Plans is presented below (in thousands, except share and per share data):

			Weighted-Average
		Weighted-	Remaining
	Number of	Average	Contractual Term	Aggregate Intrinsic
	Stock Options	Exercise Price	(Years)	Value
Outstanding, December 31, 2023	5,043,593	$9.33	5.9	$16,919
Granted	2,106,375	$8.73
Exercised	(138,386)	$3.18
Forfeited or expired	(381,105)	$8.45
Outstanding, December 31, 2024	6,630,477	$9.32	6.0	$5,839
Exercisable, December 31, 2024	3,688,283	$9.41	5.9	$5,029
Vested and expected to vest, December 31, 2024	6,365,680	$9.32	5.9	$5,766

The per share weighted-average grant date fair value of stock options granted during the years ended December 31, 2024 and 2023 were $7.07 and $7.86 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023 was $1.1 million and $0.2 million, respectively. The total fair value of options vested during the years ended December 31, 2024 and 2023 was $11.6 million and $7.0 million, respectively. As of December 31, 2024, there was $17.5 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Units (RSUs)

During the year ended December 2023, the Company granted 559,600 shares of RSUs with a weighted-average grant date fair value of $9.05 per share which vest over four years. During the year ended December 31, 2024, the Company issued 192,537 shares of common stock as a result of the vesting of 288,977 RSUs net of 96,440 shares of common stock withheld to satisfy tax withholding obligations. The total fair value of RSUs vested during the years ended December 31, 2024 and 2023 was $2.5 million and $1.4 million, respectively.

A summary of RSUs activities is presented below:

		Weighted-
		average
		Grant Date
	Shares	Fair Value
Unvested, December 31, 2023	604,167	$11.55
Granted	559,600	9.05
Vested	(288,977)	11.22
Forfeited or expired	(16,500)	6.91
Unvested, December 31, 2024	858,290	$10.12

As of December 31, 2024, total unrecognized compensation expense related to RSUs was $5.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.

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

During the year ended December 31, 2024, employees purchased 86,857 shares for $0.3 million under the 2019 ESPP. As of December 31, 2024, there were 131,927 shares of common stock available for future issuance under the 2019 ESPP Plan. The Company recognized stock-based compensation expense related to this plan of $0.2 million for each of the years ended December 31, 2024 and 2023.

Stock-based Compensation Expense

During the year ended December 31, 2024, the Company recorded $1.0 million incremental stock-based compensation expense as a result of the modifications of stock awards upon termination of the former Chief Financial Officer. The modification changed the vesting conditions of the awards by accelerating the vesting of certain unvested awards that would have otherwise been forfeited upon termination. The incremental costs are included in the Statements of Operations and Comprehensive Loss under general and administrative expense.

Stock-based compensation expense is classified in the accompanying Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023 as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$6,351	$4,758
General and administrative	8,042	5,882
Total	$14,393	$10,640

10. Employee Benefit Plans

The Company has a 401(k)-retirement plan in which substantially all of our employees in the United States are eligible to participate in. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. During each of the years ended December 31, 2024 and 2023, the Company made discretionary plan contributions of $0.4 million.

11. Income Taxes

The components of net loss before income tax benefit are as follows (in thousands):

	Year Ended December 31,
	2024	2023
U.S. operations	$(88,401)	$(65,697)
Non-U.S. operations	(6,658)	(22,750)
Net loss before income tax benefit	$(95,059)	$(88,447)

Due to a full valuation allowance, the Company did not record an income tax expense (benefit) for either of the year ended December 31, 2024 or 2023.

Reconciliation between the effect of applying the federal statutory rate and the effective income tax rate used to calculate the Company’s income tax benefit is as follows:

	Year Ended December 31,
	2024	2023
Federal statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	6.16	8.74
Research and development tax credit	(1.32)	(3.74)
Other	(0.76)	2.90
Change in valuation allowance	(25.08)	(28.90)
Effective tax rate	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income and for tax carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$64,779	$54,109
Capitalized research and development costs	37,043	24,698
Stock compensation	3,529	2,787
Accrued expenses	726	757
Amortization	199	357
Lease liability	463	182
Depreciation	67	56
Other	68	110
Total deferred tax assets	106,874	83,056
Valuation allowance	(106,423)	(82,958)
Deferred tax assets, net	451	98
Deferred tax liabilities:
Right of use asset	(451)	(98)
Total deferred tax liabilities	(451)	(98)
Total deferred tax assets (liabilities), net	$—	$—

The Company assesses the need for a valuation allowance against our deferred tax assets and considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. This determination requires significant judgment, including assumptions about future taxable income that are based on historical and projected information. The increase in the valuation allowance during the year ended December 31, 2024 primarily relates to increases for current year losses in both the U.S. and foreign locations. The Company has recorded a valuation allowance against its net U.S. and net non-U.S. deferred tax assets which it believes are not more likely than not realizable. Deferred tax liabilities will be applied in the future to offset against net operating losses (“NOLs”) that have an indefinite life.

The Company has U.S. federal and state net operating loss carryforwards of approximately $186.6 million and $184.8 million, respectively, as of December 31, 2024, of which a portion of the federal and state amount of $7.1 million and $184.8 million, respectively, has a 20-year carry forward period that will expire at various dates beginning in 2024. Under current law, the remaining federal amount of $179.5 million has an indefinite life and amounts utilized in the future may not exceed 80% of taxable income. The Company also has foreign net operating loss carryforward of approximately $52.8 million which carryforward indefinitely.

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

Beginning January 1, 2022, pursuant to the Tax Cuts and Jobs Act of 2017 (“TCJA”), R&D costs in the current period are required to be capitalized and amortized over five or fifteen years, for domestic and foreign-incurred R&D, respectively.

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

The amount of unrecognized tax benefits was $0.7 million as of both December 31, 2024 and 2023. Any changes in the next twelve months are not anticipated to have a significant impact on the results of operations, financial position or cash flows of the Company. All of the Company’s uncertain tax positions, if recognized, would affect its income tax expense, although the net impact would be zero due to the Company’s valuation allowance position.

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

12. Net Loss Per Share

Because the Company has reported net loss attributable to common stockholders for the years ended December 31, 2024 and 2023, basic and diluted net loss per share attributable to common stockholders in each year are the same.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average numbers of shares of common stock outstanding for the period.

Diluted net loss per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. As such, all unvested RSUs, common stock warrants, and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an anti-dilutive impact for all periods presented.

Potential common shares issuable upon conversion, vesting or exercise of unvested RSUs, common stock warrants, and stock options that are excluded from the computation of diluted weighted-average shares outstanding, as they are anti-dilutive, are as follows:

	Year Ended December 31,
	2024	2023
Common stock warrants	—	50,000
Common stock options	6,666,131	5,105,169
Restricted stock units	858,290	604,167

13. Commitments and Contingencies

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

Litigation

On May 6, 2024, a class action complaint was filed in federal district court in the District of Maryland, Southern Division, naming as defendants the Company and three of the Company’s executive officers, which is now captioned In re Altimmune, Inc. Securities Litigation, No. 24-cv-01315 (D. Md.) (the “Class Action”). The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact to the investing public including the plaintiff and class members, who purchased or otherwise acquired the Company’s common stock between December 1, 2023 and April 26, 2024. The plaintiff and class members seek to have the action maintained as a class action under Rule 23 of the Federal Rules of Civil Procedure and for the defendants to pay damages, interest, and an award of costs, including attorneys’ fees. A substantially similar complaint, captioned Campanile v. Altimmune, Inc., et al., No. 8:24-cv-01918 (D. Md.), was also filed in the same court by another plaintiff on July 1, 2024 against the Company and three of its executive officers, based upon the same general set of allegations and class period. On October 2, 2024, the court consolidated the Campanile action with the Class Action for all purposes and appointed lead plaintiffs for the consolidated litigation. On December 16, 2024, the lead plaintiffs filed a notice of voluntary dismissal of the Class Action without prejudice, and on December 30, 2024, the court ordered that the Class Action be dismissed without prejudice, and the case was closed.

On June 4, 2024, a shareholder derivative complaint was filed in federal district court in the District of Delaware, purportedly on behalf of the Company, naming as defendants three of the Company’s executive officers and eight of the Company’s board members, which is now captioned In re Altimmune, Inc. Stockholder Derivative Litigation, No. 1:24-cv-669 (D. Del.) (the “Derivative Action”). The complaint is based upon allegations that are similar to those alleged in the Class Action and alleges claims for contribution, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets based on the defendants purportedly making or causing to be made false and misleading statements and omissions of material fact between December 1, 2023 and April 26, 2024. The complaint seeks unspecified monetary relief, exemplary damages, restitution, contribution, and costs, as well as equitable relief. A similar shareholder derivative complaint, captioned Alaraidah v. Garg, et al., No. 1:24-cv-00772 (D. Del.), was filed in the same court by another plaintiff on July 1, 2024, based upon substantially similar allegations, and alleges claims for contribution, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets and seeks unspecified monetary relief, restitution, costs, and equitable relief. These actions were consolidated for all purposes on July 18, 2024 into the Derivative Action. On February 3, 2025, pursuant to a joint stipulation of the parties, the court ordered that the Derivative Action be dismissed without prejudice and the case was closed.

The Company is a party in various contracts and subject to disputes, litigation, and potential claims arising in the ordinary course of business none of which are currently reasonably possible or probable of material loss.

14. Segment Information

The Company is a clinical stage biopharmaceutical company focused on developing treatments for obesity, metabolic and liver diseases. The Company is developing pemvidutide, a GLP-1/glucagon dual receptor agonist for the treatment of obesity and MASH. To date, the Company has not generated any revenue from the sale of any products.

As described in Note 2, the Chief Executive Officer is the chief operating decision maker (CODM). The CODM assesses the performance of the Company and decides how to allocate resources based solely on net (loss) income, which is also reported on the consolidated statements of operations and consolidated loss as net (loss) income. The measure of segment assets is reported on the consolidated balance sheet as total assets.

15. Subsequent Events

The Company evaluated subsequent events through the issuance date of the financial statements. During January and February 2025, the Company raised $30.2 million in net proceeds through the issuance of 4,467,866 shares of common stock under the 2023 Shelf.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2024. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the year ended December 31, 2024, and has concluded that there was no change that occurred during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Item 9B. Other Information

Insider Trading Arrangements

On December 23, 2024, Dr. M. Scot Roberts, our Chief Scientific Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 269,831 shares of our common stock acquired pursuant to our Employee Stock Purchase Plan and the vesting and exercise of stock options and restricted stock units granted to Dr. Roberts. Dr. Robert’s plan will commence on the later of March 24, 2025 or two business days following the filing of our financial results on Form 10-K, and expires on March 24, 2026.

During the year ended December 31, 2024, other than the trading arrangement disclosed above, none of our officers or directors adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by us, directors, officers and employees.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Our directors are elected at each annual meeting of stockholders and hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. Our Bylaws provide that the number of Directors constituting the entire Board shall be not less than one nor more than ten as determined by resolution of the Board. Our Board currently has ten Directors, eight of whom were elected at the Company’s 2024 annual meeting of stockholders whereas Teri Lawver and Jerome Durso joined our Board in February 2025.

The names and ages of our directors as of February 27, 2025 are set forth below:

Name	Age	Position
Vipin K. Garg, Ph.D.	67	President, Chief Executive Officer, and Director
Mitchel Sayare, Ph.D.	77	Chairman of the Board
John M. Gill	73	Director
Philip L. Hodges	56	Director
Wayne Pisano	70	Director
Diane Jorkasky, M.D.	73	Director
Klaus O. Schafer, M.D., MPH	75	Director
Catherine Sohn, Pharm D	71	Director
Teri Lawver	58	Director
Jerome Durso	57	Director

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

Mitchel Sayare, Ph.D. has been a member of the Board of Directors since April 2010. Dr. Sayare became Chairman of the Board in January 2018 and served as Executive Chairman from June 2018 to November 2018. Until 2010, Dr. Sayare served as the Chairman of the Board of public company ImmunoGen, Inc. (Nasdaq: IMGN) (a position he had held since 1989). In addition, he served as ImmunoGen’s Chief Executive Officer from 1986 to December 31, 2009, and as its President from 1986 to 1992, and from 1994 to July 2008. Prior to joining ImmunoGen, he served as Vice President of Development of Xenogen from 1982 to 1985. Prior to that he was Assistant Professor of Biophysics and Biochemistry at the University of Connecticut. Dr. Sayare earned a Ph.D. in biochemistry from Temple University School of Medicine. Dr. Sayare is chairman of the board of directors of AutoIVF, Inc. and of MassPay Holdings, Inc., and is a director of Energesis, Inc. and Advanced Aesthetic Technologies, Inc., all privately-held companies. We believe that Dr. Sayare’s substantial experience as a board member and executive officer of biotechnology companies makes him well qualified to serve as a member of our Board of Directors.

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

Philip L. Hodges has served as a member of our Board of Directors since May 2017, when he was appointed to the Board in connection with the completion of the Merger, and was first elected to Private Altimmune’s board of directors in September 2003. Mr. Hodges is Managing Partner of Redmont & Company, a private investment bank based in Birmingham, Alabama, which he joined at its inception in 1997. Redmont & Company is a co-founder of Private Altimmune. Mr. Hodges’ focus is on investment and advisory services for emerging growth businesses within the health care, life science and technology sectors. He currently serves as a director for several of the firm’s portfolio companies. Mr. Hodges holds a Bachelor of Science in Business Administration from the Brock School of Business at Samford University. We believe Mr. Hodges’ experience as a life science investor makes him well qualified to serve as a member of our Board of Directors.

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

Klaus O. Schafer, M.D., MPH has served as a member of our Board of Directors since May 2017, upon completion of the Merger. Dr. Schafer was first elected to Private Altimmune’s Board of Directors in 2012. Dr. Schafer has over 35 years of healthcare leadership experience, having held senior positions in government and industry. As former, Acting Deputy Assistant to the Secretary of Defense for chemical and biological defense, Dr. Schafer oversaw the Department’s $1.0 billion program for vaccine, therapeutics, medical device and sensor development and was instrumental in advancing research into human immune response. As former U.S. Air Force Assistant Surgeon General, Dr. Schafer managed all aspects of large integrated health care delivery systems, from clinical care, administration of clinics and hospitals, and oversaw large S&T portfolios, including clinical trials. Dr. Schafer served as CEO and co-founder of TessArae LLC, a biotech medical sequencing device company and Chief Medical Officer and client executive for health at CACI International. Dr. Schafer has been an independent consultant since 2002 serving a number of biotech and health-related company advisory boards and Tadpole Ventures, a private venture capital firm. Dr. Schafer earned his M.D. degree at the University of Iowa, medical boards in family practice and aerospace medicine in the Air Force, Master of Public

Health at the University of Texas, and a Master of Science at the Dwight D. Eisenhower School of National Security and Resource Strategy. Dr. Schafer is CERT certified in Cybersecurity Oversight from the Carnegie Mellon University Software Engineering Institute. We believe Dr. Schafer’s broad experience across multiple aspects of the healthcare, pharmaceutical development industries and government makes him well qualified to serve as a member of our Board of Directors.

Catherine Sohn, Pharm D. has served as a member of our Board of Directors since March 2023. Dr. Sohn currently serves on the board of directors of Maze Therapeutics (NASDAQ: MAZE), a clinical-stage biopharmaceutical company, since 2021. Dr. Sohn has also served on the board of directors of Jazz Pharmaceuticals, a public biopharma company from 2012 until July 2024, Rubius Therapeutics, a public biopharmaceutical company from 2018 until 2023 and Axcella Health, a public biotechnology company from January 2019 until February 2023. Dr. Sohn was formerly senior vice president of worldwide business development, and a member of the global executive committee at GlaxoSmithKline’s Consumer Healthcare division, where she led U.S. and global transactions and prior to that was Vice President of Strategic Product Development at SmithKline Beecham Pharmaceuticals, Cardiovascular, Pulmonary and Metabolic Therapeutic Areas. As an entrepreneur in a larger pharmaceutical company, Dr. Sohn started the SmithKline Beecham U.S. Vaccine Business, built the team, and led the pre-launch planning and commercialization of SB’s first vaccine in the U.S. and helped shape the global vaccine portfolio pipeline as a member of the International Vaccine Steering Committee. Subsequently, she led pre-launch planning and the U.S. commercialization of the company’s billion-dollar neuroscience product and was a member of the Global CNS Product Strategy Team. Since retiring from GlaxoSmithKline, Dr. Sohn has advised CEOs and boards of life science companies on strategy, strategic product development, partnering, mergers and acquisitions, commercialization of new medicines and vaccines and culture, in her role as President of Sohn Health Strategies. Dr. Sohn received her Doctor of Pharmacy degree from the University of California, San Francisco, a Corporate Directors Certificate from Harvard Business School, a Certificate of Professional Development from Wharton, a Certificate from UC Berkeley Law for environmental, social and corporate governance, has attended Stanford Directors College and is a Certified Licensing Professional Emeritus. Dr. Sohn is also an Adjunct Professor at the University of California, San Francisco. We believe that Dr. Sohn’s extensive experience in the biopharmaceutical industry, including business development, pre-commercialization and product launch experience and as a pharmacist, make her well qualified to serve as a member of our Board of Directors.

Teri Lawver joined our Board of Directors in February 2025. Ms. Lawver most recently served as Executive Vice President and Chief Commercial Officer at Dexcom (Nasdaq: DXCM) from January 2023 until December 2024, where she led global commercial strategy and operations. Prior to Dexcom, Ms. Lawver held a variety of leadership roles at Johnson & Johnson Corporation from 2002 to 2023, including Worldwide Vice President, Immunology from 2017 to 2023, and Global Vice President, Cardiovascular & Metabolism from 2013 to 2017. Prior to joining Johnson & Johnson, Ms. Lawver was a Consultant and Associate Principal at McKinsey & Company from 1994 to 2002. Ms. Lawver holds an M.B.A. from Duke University’s Fuqua School of Business, and a Bachelor of Science degree from Georgetown University.

Jerome Durso joined our Board of Directors in February 2025. Mr. Durso most recently served as President and Chief Executive Officer and a director of Intercept Pharmaceuticals, Inc. (formerly Nasdaq: ICPT), from January 2021 until November 2023. Prior to becoming Chief Executive Officer of Intercept, Mr. Durso served as Chief Operating Officer of Intercept since February 2017. Beginning in 1993, Mr. Durso spent over two decades at Sanofi, a global pharmaceutical company, where he most recently served as SVP, Chief Commercial Officer of the Global Diabetes Division from June 2011 to April 2015. From 2010 to 2011, Mr. Durso was Senior Vice President, Chief Commercial Officer of Sanofi’s U.S. pharmaceuticals business. Mr. Durso earned his bachelor’s degree in marketing from the University of Notre Dame.

Executive Officers

The names and ages of our executive officers as of February 27, 2025 are set forth below:

Name	Age	Position
Vipin K. Garg, Ph.D.	67	President, Chief Executive Officer, and Director
Gregory Weaver, M.B.A.	68	Chief Financial Officer
M. Scot Roberts, Ph.D.	66	Chief Scientific Officer
M. Scott Harris, M.D.	71	Chief Medical Officer
Raymond M. Jordt	52	Chief Business Officer

Vipin K. Garg, Ph.D. is our President, Chief Executive Officer and a Director. See Item 10 - “Directors” for a discussion of Dr. Garg’s business experience.

Gregory Weaver, M.B.A. currently serves as our Chief Financial Officer of the Company, which he joined in November 2024. He has served in senior financial leadership roles for over twenty-five years. Prior to joining Altimmune, he served as a Chief Financial Officer consultant since July 2024. Prior to that, Mr. Weaver served as Chief Financial Officer of Cognito Therapeutics from September 2023 through June 2024, and as interim Chief Financial Officer of Atossa Therapeutics, Inc. (NASDAQ: ATOS) from June 2023 to September 2023. Prior to that, Mr. Weaver served as Chief Financial Officer of BiointelliSense from October 2022 through May 2023, Chief Financial Officer of Atai Life Sciences N.V. (NASDAQ: ATAI) from September 2020 through September 2022, and as Chief Financial Officer of Eloxx Pharmaceuticals, Inc. (NASDAQ: ELOX) from September 2017 through March 2020. He previously held Chief Financial Officer positions at several biotech and medtech companies earlier in his career. Mr. Weaver currently serves as a director at BioIntelliSense, a commercial-stage patient monitoring technology company and a director at HarborPath, a non-profit organization focused on providing patients with access to life-saving medications, and a director at Rejuveron, a Zurich private biotech focusing on developing therapies to treat diseases associated with aging. Mr. Weaver is a United States Air Force veteran and received his M.B.A. from Boston College and his B.S. in Accounting and Finance from Trinity University.

M. Scot Roberts, Ph.D. currently serves as Chief Scientific Officer of the Company. Dr. Roberts joined Altimmune in December 2012 and has over 25 years of biologics development experience, most recently at ImQuest BioSciences, Inc., where as Chief Scientific Officer from November 2010 until November 2012, he was responsible for managing scientific operations. Dr. Roberts held key positions at Wellstat Biologics Corporation from August 1996 until October 2010, including Director of Research and Development where he was responsible for development of a portfolio of biologic candidates in oncology including a clinical stage oncolytic virus asset. He is an inventor on more than 20 patent and patent application families, and author of numerous publications in peer-reviewed journals. Dr. Roberts has been an invited speaker at international conferences where he chaired a variety of scientific sessions. Dr. Roberts received an M.S.in Chemistry from Illinois State University and a Ph.D. from the Johns Hopkins School of Medicine, Department of Pharmacology and Molecular Sciences.

M. Scott Harris, M.D. currently serves as Chief Medical Officer of the Company. Dr. Harris joined Altimmune in July 2019, a seasoned medical professional with extensive experience in hepatology and gastroenterology and broad expertise in managing clinical trials from early-stage development through successful Phase 3 trials. He has led multidisciplinary forums on drug development and clinical trial design at national and international scientific meetings, and fostered collaborations between professional medical societies and the FDA. Previously, he was co-founder and chief medical officer of Lyric Pharmaceuticals, helping raise a $21 million Series A round in 2014. He has also served as chief medical officer of Avaxia Biologics, interim chief medical officer of Tranzyme Pharma, and chief medical officer of Ocera Therapeutics. Dr. Harris was also chief medical officer and vice president of Clinical Affairs at Napo Pharmaceuticals where he authored the pivotal clinical study that led to the approval of crofelemer (Mytesi®), the first Phase 2/3 adaptive trial design resulting in a drug approval. Earlier in his career he held senior roles in global clinical development and medical affairs at Otsuka Pharmaceuticals and Abbott. He sits on the faculty of Georgetown University School of Medicine as an Adjunct Professor, where he directs a course on drug development under a grant from the NIH. Dr. Harris has been a consultant on third-world drug development for the Bill and Melinda Gates Foundation and a speaker at national and international forums on drug development. Dr. Harris has an M.D. from Harvard Medical School and an MS in Administrative Medicine and Population Health from the University of Wisconsin Medical School. His postgraduate training includes residencies at John Hopkins Hospital and the University of Pennsylvania, and a Gastroenterology and Hepatology Fellowship at the Yale University School of Medicine.

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

The Compensation Committee of the Board oversees, reviews, and makes recommendations to the Board for executive salaries, benefits and equity awards, and the incentive plans for our employees, consultants, directors (other than non-employee directors) and other individuals whom we compensate with recommendations from the CEO and input from an independent consultant with life science compensation resources and expertise. The Compensation Committee also administers our compensation plans. The Compensation Committee currently consists of Drs. Sohn (Chair), Jorkasky and Schafer and Mr. Hodges. The Board has determined that each member of the Compensation Committee is an “independent director” in accordance with NASDAQ listing standards, a “non-employee director” under the applicable SEC rules and regulations and an “outside director” under the applicable tax rules. The Compensation Committee may form subcommittees and delegate authority to such subcommittees or individuals as it deems appropriate.

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

Meetings and attendance

During the fiscal year ended December 31, 2024, the Board held 10 meetings and the Board Committees held a total of 11 meetings. Each director attended 75% or more of the total number of meetings of the Board and the Board Committees of which he or she was a member during the period he or she served as a director in fiscal year 2024. The Company has no specific policy regarding director attendance at our annual meeting of stockholders. Generally, however, a Board meeting is held on the same date as the annual meeting, with directors attending the annual meeting. Our 2024 annual meeting of stockholders was attended by all of the directors recommended for election.

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

Code of Business Conduct and Ethics and other governance documents

We have adopted a written Code of Business Conduct and Ethics that applies to our Board of Directors and all of our employees, including our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. A copy of our code of conduct can be found on our website, http://www.altimmune.com/investors/governance/documents-and-charters. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K and under the applicable NASDAQ Global Market rules by posting such information on our website in accordance with such requirements.

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

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our securities by directors, officers, and employees and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of our insider trading policy is filed with this Annual Report as Exhibit 19. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and applicable exchange listing requirements.

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

Section 16(a) beneficial ownership reporting compliance and Delinquent Section 16(a) Reports

The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which requires them to file reports with respect to their ownership of our Common Stock and their transactions in such Common Stock. Based solely upon a review of the copies of Section 16(a) reports that the Company has received from such persons for transactions in our Common Stock and their Common Stock holdings for the 2024 fiscal year, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its directors, executive officers and beneficial owners of more than 10% of its Common Stock.

Item 11. Executive Compensation

Our named executive officers (“Named Executive Officers”) for the year ended December 31, 2024 are:

●	Vipin K. Garg, Ph.D., our Chief Executive Officer;
●	M. Scott Harris, M.D., our Chief Medical Officer; and
●	M. Scot Roberts, Ph.D., our Chief Scientific Officer

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

For the year ended December 31, 2024, upon recommendation of the Compensation Committee, our Board of Directors set broad-based corporate objectives that established the criteria for the funding of our annual bonus plan and focused on the following key objectives:

●	Strategic partnerships to maximize program value (40% weighting);
●	Advance development of pemvidutide for metabolic dysfunction-associated steatohepatitis (“MASH”) (30% weighting);
●	Additional programs for pemvidutide (15% weighting); and
●	Manage operations to maximize resources and minimize risk (15% weighting).

For each of these corporate objectives, the Compensation Committee also established criteria for assessing performance in terms of what achievements would be below expectations, meet expectations or exceed expectations, with weighting assigned to each of these objectives as described above. Below expectations achievement of an objective results in payment between 0-80% of the weighting, meets expectations achievement of an objective results in payment between 80-120% of the weighting and exceeds expectations results in payment between 120-150% of the weighting. In January 2025, our Board of Directors, upon the recommendation of the Compensation Committee, completed its assessment of management’s achievement of these corporate objectives for 2024, and concluded that these core corporate objectives were achieved by the management team and determined achievement at approximately 95% of the target annual performance-based cash bonuses for our Named Executive Officers. This level was determined based upon, among other things, successful financing of our clinical programs, completed enrollment in Phase 2 biopsy development program for MASH ahead of target and completed a successful obesity End-of-Phase 2 Meeting with the FDA.

Equity Awards

The Named Executive Officers are eligible to receive equity awards under the Altimmune, Inc. 2017 Omnibus Incentive Plan (as amended, the “2017 Plan”). Awards under the 2017 Plan are intended to align the interests of the Named Executive Officers with those of our stockholders and to create a link between executive pay and the long-term performance of our Common Stock. During the year ended December 31, 2024, we granted our Named Executive Officers stock options and restricted stock units (“RSUs”), as described in more detail in the Outstanding Equity Awards at Fiscal Year-End table below.

We generally grant annual equity awards, to our NEOs, in the first quarter of each fiscal year. In addition, new hires receive equity grants at the time of their hiring. During 2024, the Compensation Committee did not take into account any material nonpublic information when determining the timing and terms of equity incentive awards, and we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During 2024, we did not grant stock options to our Named Executive Officers during any period beginning four business days before and ending one business day after the filing or furnishing of a Form 10-Q, 10-K or 8-K that discloses material nonpublic information.

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

Summary Compensation Table

The following table sets forth the total compensation that was paid to or earned by the Named Executive Officers for the 2024 and 2023 fiscal years.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(1)	($)	($)(2)	($)
Vipin K. Garg, Ph.D.	2024	633,360	—	1,560,896	3,536,567	330,931	28,708	6,090,462
Chief Executive Officer	2023	620,154	—	1,379,448	3,116,499	334,950	31,038	5,482,089
M. Scot Roberts, Ph.D.	2024	468,563	—	541,952	1,228,016	178,054	2,343	2,418,928
Chief Scientific Officer
M. Scott Harris, M.D.	2024	497,952	—	541,952	1,228,016	189,222	3,563	2,460,705
Chief Medical Officer	2023	487,569	—	477,848	1,080,331	191,520	2,720	2,239,988
(1)	Amounts in this column reflect the aggregate grant date fair value of stock awards and/or stock options granted during the covered year computed in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). The assumptions used to calculate the amounts for fiscal years 2024 and 2023 are discussed in Item 8, Financial Statements and Supplementary Data.

(2)	All other compensation consisted of the following:

		401(k)		HSA	Commuting	Total Other
		Match	Benefits	Match	Expense	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)
Vipin K. Garg, Ph.D.	2024	2,030	18,955	1,938	5,785	28,708
Chief Executive Officer
M. Scot Roberts, Ph.D.	2024	2,343	—	—	—	2,343
Chief Scientific Officer
M. Scott Harris, M.D.	2024	2,490	—	1,073	—	3,563
Chief Medical Officer

Narrative to Summary Compensation Table

Agreements with Named Executive Officers

We have entered into employment agreements with each of Drs. Garg, Roberts and Harris. The material terms of such agreements are summarized below.

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

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards of our Named Executive Officers as of December 31, 2024.

		Option Awards						Stock Awards
		Number of	Number of		Number of
		Securities	Securities		Securities			Number of		Market Value
		Underlying	Underlying		Underlying			Shares or		of Shares or
		Unexercised	Unexercised		Unexercised	Option	Option	Units of Stock		Units of Stock
		Options (#)	Options (#)		Unearned	Exercise	Expiration	That Have Not		That Have
Name	Grant Date	Exercisable	Unexercisable		Options (#)	Price ($)	Date	Vested (#)		Not Vested ($)(17)
Vipin K. Garg, Ph.D.	11/30/2018	322,907	—	(1)	—	3.59	11/30/2028	—		—
	1/2/2020	149,500	—	(2)	—	1.92	1/2/2030	—		—
	2/1/2021	231,438	10,062	(3)	—	16.71	2/1/2031	—		—
	2/1/2021	—	—		—	—	—	16,545	(4)	119,289
	2/2/2022	157,959	65,041	(5)	—	7.53	2/2/2032	—		—
	2/2/2022	—	—		—	—	—	37,900	(6)	273,259
	1/30/2023	145,140	157,760	(7)	—	12.88	1/30/2033	—		—
	1/30/2023	—	—		—	—	—	80,325	(8)	579,143
	1/25/2024	—	470,000	(9)	—	9.28	1/25/2034	—		—
	1/25/2024	—	—		—	—	—	168,200	(10)	1,212,722

M. Scot Roberts, Ph.D.	4/8/2016	375	—	(11)	—	401.10	4/8/2026	—		—
	9/22/2017	1,667	—	(12)	—	74.40	9/22/2027	—		—
	5/21/2018	1,667	—	(13)	—	13.35	5/21/2028	—		—
	1/2/2019	8,750	—	(14)	—	2.60	1/2/2029	—		—
	3/26/2019	14,250	—	(15)	—	2.95	3/26/2029	—		—
	1/2/2020	35,817	—	(2)	—	1.92	1/2/2030	—		—
	2/1/2021	86,250	3,750	(3)	—	16.71	2/1/2031	—		—
	2/1/2021	—	—		—	—	—	6,166	(4)	44,457
	2/2/2022	64,884	26,716	(5)	—	7.53	2/2/2032	—		—
	2/2/2022	—	—		—	—	—	15,550	(6)	112,116
	1/30/2023	50,313	54,687	(7)		12.88	1/30/2033	—		—
	1/30/2023	—	—		—	—	—	27,825	(8)	200,618
	1/25/2024	—	163,200	(9)		9.28	1/25/2034	—		—
	1/25/2024	—	—		—	—	—	58,400	(10)	421,064

M. Scott Harris, M.D.	9/9/2019	107,000	—	(16)	—	2.13	9/9/2029	—		—
	1/2/2020	31,400	—	(2)	—	1.92	1/2/2030	—		—
	2/1/2021	86,250	3,750	(3)	—	16.71	2/1/2031	—		—
	2/1/2021	—	—		—	—	—	6,166	(4)	44,457
	2/2/2022	64,884	26,716	(5)	—	7.53	2/2/2032	—		—
	2/2/2022	—	—		—	—	—	15,550	(6)	112,116
	1/30/2023	50,313	54,687	(7)		12.88	1/30/2033	—		—
	1/30/2023	—	—		—	—	—	27,825	(8)	200,618
	1/25/2024	—	163,200	(9)		9.28	1/25/2034	—		—
	1/25/2024	—	—		—	—	—	58,400	(10)	421,064
(1)	This option was granted on November 30, 2018 and 25% became vested and exercisable on the first anniversary of the grant date. The aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36-month period commencing on January 1, 2020.
(2)	On January 2, 2020, Drs. Garg, Roberts and Harris were granted an option to purchase 149,500, 61,400 and 61,400, respectively, shares of Common Stock of the Company at an exercise price of $1.92 per share. 25% of the option vests and becomes exercisable on the first anniversary of the grant date and the aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36-month period commencing on February 2, 2021. These options are fully vested.
(3)	On February 1, 2021, Drs. Garg, Roberts and Harris were granted an option to purchase 241,500, 90,000 and 90,000, respectively, shares of Common Stock of the Company at an exercise price of $16.71 per share. 25% of the option vests and becomes exercisable on the first anniversary of the grant date and the aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36-month period commencing on March 1, 2022.
(4)	On February 1, 2021, Drs. Garg, Roberts and Harris were granted 66,181, 24,664 and 24,664 RSUs, respectively. The RSUs vest equally over a four-year period commencing on February 1, 2022.
(5)	On February 2, 2022, Drs. Garg, Roberts and Harris were granted an option to purchase 223,000, 91,600 and 91,600, respectively, shares of Common Stock of the Company at an exercise price of $7.53 per share. 25% of the option vests and becomes exercisable on the first anniversary of the grant date and the aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36-month period commencing on February 2, 2023.
(6)	On February 2, 2022, Drs. Garg, Roberts and Harris were granted 75,800, 31,100 and 31,100 RSUs, respectively. The RSUs vest equally over a four-year period commencing on February 2, 2023.
(7)	On January 30, 2023, Drs. Garg, Roberts and Harris were granted an option to purchase 302,900, 105,000 and 105,000, respectively, shares of Common Stock of the Company at an exercise price of $12.88 per share. 25% of the option vests and becomes exercisable on the first anniversary of the grant date and the aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36-month period commencing on January 30, 2024.
(8)	On January 30, 2023, Drs. Garg, Roberts and Harris were granted 107,100, 37,100 and 37,100 RSUs, respectively. The RSUs vest equally over a four-year period commencing on January 30, 2024.
(9)	On January 25, 2024, Drs. Garg, Roberts and Harris were granted an option to purchase 470,000, 163,200 and 163,200, respectively, shares of Common Stock of the Company at an exercise price of $9.28 per share. 25% of the option vests and becomes exercisable on the first anniversary of the grant date and the aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36-month period commencing on January 25, 2025.
(10)	On January 25, 2024, Drs. Garg, Roberts and Harris were granted 168,200, 58,400 and 58,400 RSUs, respectively. The RSUs vest equally over a four-year period commencing on January 25, 2025.
(11)	These options were acquired pursuant to the Merger Agreement on May 4, 2017. These options are fully vested.
(12)	This option was granted on September 22, 2017, and 25% became vested and exercisable on the first anniversary of the grant date. The aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36 month period commencing on September 22, 2018. This option was fully vested.
(13)	This option was granted on May 21, 2018, and 25% became vested and exercisable on March 1, 2019. The aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36 month period commencing on April 1, 2019. This option was fully vested.
(14)	This option was granted on January 2, 2019, and 25% became vested and exercisable on the first anniversary of the grant date. The aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36 month period commencing on January 2, 2020. This option was fully vested.
(15)	This option was granted on March 26, 2019, and 25% became vested and exercisable on the first anniversary of the grant date. The aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36 month period commencing on March 26, 2020. This option was fully vested.
(16)	This option was granted on September 9, 2019, and 25% became vested and exercisable on the first anniversary of the grant date. The aggregate remaining unvested portion will vest and become exercisable in equal monthly installments over the 36-month period commencing on September 9, 2020. This option was fully vested.
(17)	Represents the fair market value of the shares underlying unvested RSUs as of December 31, 2024, based upon the closing price of our Common Stock on December 31, 2024 of $7.21.

Director Compensation

In September 2024, the Company’s Board approved an update to the then-existing non-employee director compensation policy effective as of January 1, 2025. Accordingly, the Board increased the cash compensation for Audit Committee Members from $9,000 in 2024 to $10,000 in 2025, for the Compensation Committee Members from $6,000 in 2024 to $7,500 in 2025, for the Nominating Committee Members from $5,000 in 2024 to $6,000 in 2025 and for the Nominating Committee Chairperson from $10,000 in 2024 to $12,000 in 2025. Under the program, non-employee directors that qualify under the program receive the cash compensation set forth below, and an additional annual payment of an option to purchase a number of shares of the Company’s Common Stock equal to 62 ½ percentile of the Company’s peer group based on percentage ownership (the “Annual Director Option Grant Amount”), which will be granted immediately following the date of each annual meeting of stockholders. Any such option will vest in substantially equal monthly installments for 11 months after the date of grant, with the remaining one-twelfth vesting on the earlier of the one-year anniversary of the date of the grant or the date of the next annual meeting of the Company’s stockholders. In addition, new non-employee directors that qualify under the program to receive an initial award in the form of an option to purchase shares of the Company’s Common Stock equal to two times the Annual Director Option Grant Amount upon their election to the board. Any such option shall vest in equal monthly installments during the 36 months following the date upon which the director is first elected to the Board. The vesting of any option grants to our non-employee directors under our non-employee director compensation policy is subject to such non-employee director’s continued service as a director and will accelerate in full upon a change in control of our company.

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

Under our non-employee director compensation program, each non-employee director that qualifies under the program is eligible to receive compensation for his or her service on our board of directors or committees thereof consisting of annual cash retainers paid quarterly in arrears, as follows:

	2024	2025
Position	Retainer	Retainer
Board Member	$40,000	$40,000
Chairperson of the Board	$30,000	$30,000
Audit Committee Chairperson	$20,000	$20,000
Audit Committee Member	$9,000	$10,000
Compensation Committee Chairperson	$15,000	$15,000
Compensation Committee Member	$6,000	$7,500
Nominating and Corporate Governance Committee Chairperson	$10,000	$12,000
Nominating and Corporate Governance Committee Member	$5,000	$6,000

The table below sets forth the compensation received by each of our non-employee directors for the fiscal year ended December 31, 2024.

	Fees earned	Stock	Option
	or paid in	Awards	Awards	Total
Name	cash ($)	($)	($)(1)	($)
Mitchel Sayare, Ph.D.(2)	70,000	—	185,239	255,239
David J. Drutz, M.D.(3)	45,000	—	—	45,000
John M Gill(4)	54,000	—	185,239	239,239
Philip L. Hodges(5)	66,000	—	185,239	251,239
Wayne Pisano(6)	59,000	—	185,239	244,239
Diane K. Jorkasky, M.D.(7)	46,000	—	185,239	231,239
Klaus O. Schafer, M.D., MPH(8)	55,000	—	185,239	240,239
Catherine Sohn, Pharm D(9)	48,750	—	185,239	233,989
Teri Lawver(10)	—	—	—	—
Jerome Durso(11)	—	—	—	—
(1)	Amounts reflect the aggregate grant date fair value of stock options granted during the covered year computed in accordance with the provisions of FASB ASC Topic 718. The assumptions used to calculate the amounts for fiscal years 2024 are discussed in Item 13, Financial Statements and Supplementary Data.
(2)	As of December 31, 2024, Dr. Sayare held unexercised options to purchase an aggregate of 165,934 shares of the Common Stock of the Company.
(3)	Dr. Drutz’s service as a director ended on September 26, 2024.
(4)	As of December 31, 2024, Mr. Gill held unexercised options to purchase an aggregate of 154,767 shares of the Common Stock of the Company.
(5)	As of December 31, 2024, Mr. Hodges held unexercised options to purchase an aggregate of 154,767 shares of the Common Stock of the Company.
(6)	As of December 31, 2024, Mr. Pisano held unexercised options to purchase an aggregate of 134,100 shares of the Common Stock of the Company.
(7)	As of December 31, 2024, Dr. Jorkasky held unexercised options to purchase an aggregate of 140,490 shares of the Common Stock of the Company.
(8)	As of December 31, 2024, Dr. Schafer held unexercised options to purchase an aggregate of 154,767 shares of the Common Stock of the Company.
(9)	As of December 31, 2024, Dr. Sohn held unexercised options to purchase an aggregate of 108,000 shares of the Common Stock of the Company.
(10)	Ms. Lawver joined our Board in February 2025.
(11)	Mr. Durso Joined our Board in February 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of February 24, 2025 by (i) each person or group of persons known by us to beneficially own more than five percent of our Common Stock, (ii) each of our named executive officers, (iii) each of our directors and nominees for director and (iv) all of our directors and executive officers as a group.

The following table gives effect to the shares of Common Stock issuable within 60 days of February 24, 2025 upon the exercise of all options and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under Section 13 of the Securities Exchange Act of

1934, as amended, and includes voting and investment power with respect to shares. Percentage of beneficial ownership is based on 77,013,658 shares of Common Stock outstanding at the close of business on February 24, 2025. Except as otherwise noted below, each person or entity named in the following table has sole voting and investment power with respect to all shares of our Common Stock that he, she or it beneficially owns.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o Altimmune, Inc., 910 Clopper Road, Suite 201S, Gaithersburg, Maryland 20878.

	Number of	Percentage of
	Shares	Shares
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned
5% or Greater Stockholders:
BlackRock, Inc.(1)	6,159,305	8.0
Ameriprise Financial, Inc.(2)	5,254,898	6.8%
Directors and Named Executive Officers:
Vipin K. Garg(3)	1,556,475	2.0%
M. Scot Roberts(4)	406,137
M. Scott Harris(5)	490,647	*
Mitchel Sayare, Ph.D.(6)	174,847	*
John M. Gill(7)	140,088	*
Philip L. Hodges(8)	163,896	*
Klaus O. Schafer, M.D., MPH(9)	146,496	*
Wayne Pisano(10)	125,148	*
Diane K. Jorkasky, M.D.(11)	123,040	*
Catherine Sohn, Pharm D(12)	76,189	*
Teri Lawver(13)	3,878	*
Jerome Durso(14)	3,878	*
All Executive Officers and Directors as a Group (14 persons)(15)	3,566,933	4.5%
*	Represents beneficial ownership of less than one percent of Altimmune’s outstanding Common Stock.
(1)	This information is based solely on information reported on a Schedule 13G/A filed with the SEC on February 5, 2025 on behalf of BlackRock, Inc. According to the report, BlackRock has sole voting dispositive and power with respect to 6,159,305 shares of the Common Stock of the Company. The principal business address of BlackRock is 50 Hudson Yards, New York, NY 10001
(2)	This information is based solely on information reported on a Schedule 13G/A filed with the SEC on February 14, 2025 on behalf of Ameriprise Financial, Inc., TAM UK International Holdings Limited, Threadneedle Holdings Limited, TAM UK Holdings Limited, Threadneedle Asset Management Holdings Limited, TC Financing Ltd, Threadneedle Asset Management Limited and Threadneedle Investment Services Limited, collectively (“Ameriprise Entities”). Ameriprise Financial, Inc., as the parent company of the other Ameriprise Entities, may be deemed to beneficially own the shares reported herein by other Ameriprise Entities. Each of the Ameriprise Entities disclaims beneficial ownership of any shares reported on this Schedule 13G/A filing. According to the report, Ameriprise Financial, Inc. has shared voting power with respect to 5,240,321 shares of Common Stock of the Company and shared dispositive power with respect to 5,254,898 shares of the Common Stock of the Company. The principal business address of Ameriprise Financial, Inc is 145 Ameriprise Financial Center. Minneapolis, MN 55474.
(3)	Consists of 355,082 shares of Common Stock, and 1,201,393 shares of Common Stock which can be acquired upon exercise of outstanding options or vesting of restricted stock within 60 days of February 24, 2025.
(4)	Consists of 73,220 shares of Common Stock and 332,917 shares of Common Stock which can be acquired upon exercise of outstanding options or vesting of restricted stock within 60 days of February 24, 2025.
(5)	Consists of 81,856 shares of Common Stock and 408,791 shares of Common Stock which can be acquired upon exercise of outstanding options or vesting of restricted stock within 60 days of February 24, 2025.

(6)	Consists of 26,363 shares of Common Stock and 148,484 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days of February 24, 2025
(7)	Consists of 2,771 shares of Common Stock and 137,317 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days of February 24, 2025.
(8)	Consists of 8,731 shares of Common Stock, 17,848 shares of Common Stock held by Paradigm Venture Partners, L.P., of which Mr. Hodges is deemed to be the beneficial owner of these securities and 137,317 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days of February 24, 2025.
(9)	Consists of 9,179 shares of Common Stock and 137,317 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days of February 24, 2025.
(10)	Consists of 8,498 shares of Common Stock and 116,650 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days of February 24, 2025.
(11)	Consists of 123,040 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days of February 24, 2025.
(12)	Consists of 76,189 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days of February 24, 2025.
(13)	Consists of 3,878 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days of February 24, 2025.
(14)	Consists of 3,878 shares of Common Stock that can be acquired upon the exercise of outstanding options within 60 days of February 24, 2025.
(15)	Includes 618,450 shares of Common Stock held by the Company’s current directors and executive officers and 2,948,483 shares of Common Stock that can be acquired by the Company’s current directors and executive officers upon the exercise of outstanding options or vesting of restricted stock within 60 days of February 24, 2025.

Equity Compensation Plan Information

The following table provides information regarding the number of securities to be issued under our equity plans, the weighted-average exercise price of options issued under our equity plans and the number of securities remaining available for future issuance under our equity plans, in each case as of December 31, 2024:

	Number of		Number of
	securities to be	Weighted	securities
	issued upon	average	remaining
	exercise	exercise price of	available
	of outstanding	outstanding options,	for future
	options,	warrants and	issuance under equity
	warrants	rights	compensation
Plan category	and rights	($)	plans
Equity compensation plans approved by security holders	6,925,369	8.49	2,637,161
Equity compensation plans not approved by security holders(1)	563,398	5.30	1,063,695
Total	7,488,767	8.25	3,700,856

(1)	Represents shares underlying awards issued pursuant to the Company’s 2018 Inducement Grant Plan and shares remaining available for issuance thereunder. Please see Note 9 Stock-Based Compensation to our Annual Report on Form 10-K for the year ended December 31, 2024, for additional information regarding the Inducement Plan.

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

In making its independence determinations, the Board considered transactions occurring since the beginning of 2018 between the Company and entities associated with the independent directors or members of their immediate family, including the transaction whereby Catherine Sohn entered into a consulting agreement with the Company on February 6, 2025. In each case, the Board determined that, because of the nature of the director’s relationship with the entity and/or the amount involved, the relationship did not impair the director’s independence.

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

Review and approval of related party transactions

Our related parties include our directors, executive officers, holders of more than five percent of the outstanding shares of our Common Stock and the foregoing persons’ immediate family members. We review relationships and transactions in which the Company and our related parties are participants to determine whether such related persons have a direct or indirect material interest. Our Related Party Transaction Policy requires our Audit Committee to review any related party transactions in which the amount involved will, or may be, expected to exceed $50,000. Additionally, as required under SEC rules, transactions since January 1, 2024 that are determined to be directly or indirectly material to a related party are disclosed below. In addition, the Audit Committee reviews and approves any related party transaction that is required to be disclosed.

Except as described below and other than Board or employment relationships and compensation resulting from those employment relationships, no director, executive officer, holder or more than five percent of the outstanding shares of our Common Stock or immediate family member of any of the foregoing, was a party to any transaction or series of transactions since January 1, 2024, or is to be a party to any currently proposed transaction or series of proposed transactions, in which (i) the Company (including any of its subsidiaries) was, is, or will be a participant, (ii) the amount involved will, or may be, expected to exceed $120,000 for any related party group within the combined periods required to be presented in the financial statements, and (iii) any related party had, has, or will have a direct or indirect interest other than solely as a result of being a director of another entity.

In August 2023, we entered into a Master Services Agreement and a Statement of Work with Inizio Evoke Communications (“Inizio Evoke”) (formerly a/k/a Evoke Canale, Inc. (“Evoke”)), pursuant to which Inizio Evoke will provide to the Company twelve months of communications planning, which includes strategy planning and account management, media relations and data communications, and social media services. Dr. Sohn’s daughter, Jennifer Gallo, is an Executive Vice President at Evoke Kyne, a division of Inizio Evoke which may be involved in the services provided. During the year ended December 31, 2024, we paid $300,000 to Inizio Evoke.

Indemnification agreements

We have entered into an indemnification agreement with each of our officers and outside directors. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Company for services during the fiscal years ended December 31, 2024 and 2023 by our independent registered public accounting firm, Ernst & Young LLP (“E&Y”):

Fee Category	2024	2023
Audit Fees (1)	$812,243	$870,936
Tax Fees (2)	71,310	46,278
Total	$883,553	$917,214
(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements included in the Company’s Annual Report and review of the interim consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services that are normally provided by independent registered public accountants in connection with statutory and regulatory filings or engagements.
(2)	Tax Fees were billed for services including assistance with tax compliance and the preparation of tax returns, tax consultation services, assistance in connection with tax audits and tax advice.

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

3.4	Amended and Restated Bylaws of Altimmune, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on October 18, 2017)

3.5	Certificate of Designations of the Series B Convertible Preferred Stock, dated August 21, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 21, 2017)

4.1*	Description of Registrant’s Securities

10.1†	Altimmune, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 8, 2017)

10.2†	Amendment No. 1 to the Altimmune, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A filed on July 26, 2018)

10.3†	Altimmune, Inc. 2001 Employee Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed on May 10, 2017)

10.4†	Altimmune, Inc. 2001 Non-Employee Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-8 filed on May 10, 2017)

10.5†	Altimmune, Inc. 2018 Inducement Grant Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on December 3, 2018)

10.6†	Altimmune, Inc. 2019 Employee Stock Purchase Plan (incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement, filed on August 22, 2019)

10.7*†	Altimmune, Inc. Non-Employee Director Compensation Policy

Exhibit No.	Description
10.8§

Amended and Restated License Agreement, dated July 12, 2019, by and between Mederis Diabetes, LLC and Spitfire Pharma, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on November 13, 2019)

10.9	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q filed on August 14, 2017)

10.10†	Employment Agreement, dated November 16, 2018 between Dr. Vipin K. Garg and Altimmune, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 27, 2018)

10.11†	Employment Agreement, dated September 9, 2019, by and between Altimmune, Inc. and M. Scott Harris (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on November 13, 2019)

10.12†	Employment Agreement, dated January 1, 2023, by and between Altimmune, Inc. and Raymond M. Jordt (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10-K filed on February 28, 2023)

10.12†	Employment Agreement, dated November 6, 2024, by and between Altimmune, Inc. and Gregory Weaver (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 12, 2024)

10.14

Equity Distribution Agreement, dated February 28, 2023 among the Registrant and Evercore Group L.L.C., JMP Securities LLC and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.2 to the Registrant’s Form S-3ASR filed on February 28, 2023)

10.15*	Consulting Agreement, dated February 6, 2025, by and between Altimmune, Inc. and Catherine Sohn

19*	Insider Trading Policies and Procedures

21*	Subsidiaries

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24*	Power of Attorney

31.1*	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

97	Policy Relating to Recovery of Erroneously Awarded Compensation

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.
§	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment.

Financial Statements and Schedules of Subsidiaries and Affiliates

None.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Gaithersburg, State of Maryland, on the 27th day of February 2025.

ALTIMMUNE, INC.

By:	/s/ Vipin K. Garg
Vipin K. Garg
Chief Executive Officer

POWER OF ATTORNEY

BY THESE PRESENTS, each person whose signature appears below constitutes and appoints Vipin K. Garg and Gregory Weaver his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vipin K. Garg Vipin K. Garg	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2025

/s/ Gregory Weaver Gregory Weaver	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer)	February 27, 2025

/s/ Mitchel Sayare, Ph.D. Mitchel Sayare, Ph.D.	Chairman of the Board	February 27, 2025

/s/ John Gill John Gill	Director	February 27, 2025

/s/ Philip Hodges Philip Hodges	Director	February 27, 2025

/s/ Klaus O. Schafer, M.D. Klaus O. Schafer, M.D.	Director	February 27, 2025

/s/ Wayne Pisano Wayne Pisano	Director	February 27, 2025

/s/ Diane Jorkasky, M.D. Diane Jorkasky, M.D.	Director	February 27, 2025

/s/ Catherine Sohn, Pharm D. Catherine Sohn, Pharm D.	Director	February 27, 2025

/s/ Teri Lawver Teri Lawver	Director	February 27, 2025

/s/ Jerome Durso Jerome Durso	Director	February 27, 2025