Form 10-Q
period 2025-03-31
Altimmune, Inc.
filed 2025-05-13
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 9, 2025 there were 81,106,973 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

ALTIMMUNE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALTIMMUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share amounts)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,104	$36,926
Restricted cash	42	42
Total cash, cash equivalents and restricted cash	49,146	36,968
Short-term investments	100,722	94,965
Accounts and other receivables	507	544
Income tax and R&D incentive receivables	1,957	2,573
Prepaid expenses and other current assets	2,930	2,204
Total current assets	155,262	137,254
Property and equipment, net	384	413
Other assets	1,617	1,639
Total assets	$157,263	$139,306
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,077	$211
Accrued expenses and other current liabilities	8,721	10,257
Total current liabilities	9,798	10,468
Noncurrent liabilities	5,303	5,330
Total liabilities	15,101	15,798
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 77,825,450 and 72,352,701 shares issued and outstanding as of March 31, 2025 and December 31 2024, respectively	8	7
Additional paid-in capital	728,122	689,864
Accumulated deficit	(580,965)	(561,390)
Accumulated other comprehensive loss, net	(5,003)	(4,973)
Total stockholders’ equity	142,162	123,508
Total liabilities and stockholders’ equity	$157,263	$139,306

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per-share amounts)

	Three Months Ended
	March 31,
	2025	2024
Revenues	$5	$5
Operating expenses:
Research and development	15,827	21,487
General and administrative	5,993	5,312
Total operating expenses	21,820	26,799
Loss from operations	(21,815)	(26,794)
Other income (expense):
Interest expense	(1)	(1)
Interest income	1,545	2,413
Other income (expense), net	15	(12)
Total other income (expense), net	1,559	2,400
Net loss before income taxes	(20,256)	(24,394)
Income tax expense (benefit)	(681)	—
Net loss	(19,575)	(24,394)
Other comprehensive income — unrealized gain on short-term investments	(30)	(157)
Comprehensive loss	$(19,605)	$(24,551)
Net loss per share, basic and diluted	$(0.26)	$(0.34)
Weighted-average common shares outstanding, basic and diluted	75,547,746	70,801,713

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2024	72,352,701	$7	$689,864	$(561,390)	$(4,973)	$123,508
Stock-based compensation	—	—	4,015	—	—	4,015
Exercise of stock options	1,250	—	4	—	—	4
Vesting of restricted stock awards including withholding, net	165,259	—	(678)	—	—	(678)
Issuance of common stock from Employee Stock Purchase Plan	32,872	—	170	—	—	170
Issuance of common stock in at-the-market offerings, net	5,273,368	1	34,747	—	—	34,748
Unrealized (loss) gain on short-term investments	—	—	—	—	(30)	(30)
Net loss	—	—	—	(19,575)	—	(19,575)
Balance at March 31, 2025	77,825,450	$8	$728,122	$(580,965)	$(5,003)	$142,162

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

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,575)	$(24,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,015	3,650
Depreciation of property and equipment	29	107
Accretion of discounts on short-term investments	(686)	(983)
Loss (gain) on foreign currency exchange	(15)	8
Deferred income tax benefit	(681)	—
Changes in operating assets and liabilities:
Accounts receivable	37	804
Prepaid expenses and other assets	(428)	4,046
Accounts payable	866	1,690
Accrued expenses and other liabilities	(1,699)	(2,755)
Income tax and R&D incentive receivables	1,297	1,470
Net cash used in operating activities	(16,840)	(16,357)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	38,040	14,000
Purchases of short-term investments	(43,141)	(53,521)
Net cash used in investing activities	(5,101)	(39,521)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	(125)	—
Proceeds from exercises of warrants	—	161
Proceeds from issuance of common stock in at-the-market offerings, net	34,748	—
Proceeds from issuance of common stock from Employee Stock Purchase Plan	170	169
Proceeds from exercises of stock options	4	9
Payments for tax withholding in share-based compensation	(678)	(600)
Net cash provided by (used in) financing activities	34,119	(261)
Net increase (decrease) in cash and cash equivalents and restricted cash	12,178	(56,139)
Cash, cash equivalents and restricted cash at beginning of period	36,968	135,158
Cash, cash equivalents and restricted cash at end of period	$49,146	$79,019

SUPPLEMENTAL NON-CASH ACTIVITIES:
Deferred offering costs in accrued expenses and other current liabilities	$173	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business

Altimmune, Inc., headquartered in Gaithersburg, Maryland, United States, together with its subsidiaries (collectively, the “Company” or “Altimmune”) is a late clinical stage biopharmaceutical company incorporated under the laws of the State of Delaware.

The Company is a late clinical-stage biopharmaceutical company focused on developing novel peptide-based therapeutics for liver and cardiometabolic diseases. The Company’s lead program is pemvidutide (formerly known as ALT-801), a GLP-1/glucagon dual receptor agonist for the treatment of metabolic dysfunction-associated steatohepatitis (“MASH”), obesity, Alcohol Use Disorder (“AUD”) and Alcohol Liver Disease (“ALD”). The Company may also pursue additional indications for pemvidutide that leverage its differentiated clinical profile. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital, and has financed its operations through the issuance of common and preferred stock, long-term debt, and proceeds from research grants and government contracts. The Company has not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales.

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024, included in the Annual Report on Form 10-K, which was filed with the SEC on February 27, 2025. In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on the same basis as the audited consolidated financial statements, and these consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2025 or any future years or periods.

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

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2025, there have been no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, the valuation of share-based awards, income taxes, prepaids, and accruals for research and development activities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. However, actual results could differ from those estimates.

Income Taxes

During the three months ended March 31, 2025, the Company has recorded a discrete tax benefit of approximately $0.7 million, related to a portion of carryback claims with the State of Maryland of which the Company previously held an uncertain tax position against. Other than the discrete tax benefit discussed above, due to a full valuation allowance, the Company did not record an income tax expense (benefit) for either of the three months ended March 31, 2025 and 2024. The Company calculates its quarterly income tax provision based on estimated, annual effective tax rates applied to ordinary income (or loss) and other known items computed and recognized as they occur. The Company’s total provision is based on the United States statutory rate, increased by state and foreign taxes and reduced by a full valuation allowance on the Company’s deferred tax assets.

3. Fair Value Measurements

The Company’s assets measured at fair value on a recurring basis as of March 31, 2025, consisted of the following (in thousands):

	Fair Value Measurement at March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$22,880	$22,880	$—	$—
Short-term investments	100,722	—	100,722	—
Total	$123,602	$22,880	$100,722	$—

The Company’s assets measured at fair value on a recurring basis as of December 31, 2024, consisted of the following (in thousands):

	Fair Value Measurement at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$27,279	$27,279	$—	$—
Short-term investments	94,965	—	94,965	—
Total	$122,244	$27,279	$94,965	$—

Short-term investments have been initially valued at the transaction price and subsequently valued at the end of each reporting period utilizing third party pricing services or other market observable data (Level 2). The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. The Company’s short-term investments have a maturity date of one year or less.

Short-term investments with quoted prices as of March 31, 2025, as shown below (in thousands):

	March 31, 2025
		Unrealized Gain	Unrealized Gain
	Amortized Cost	Unrealized (Loss) Gain	Credit loss	Market Value
United States treasury securities	$32,218	$19	$—	$32,237
Commercial paper and corporate debt securities	59,500	8	—	59,508
Asset backed securities	2,976	4	—	2,980
Agency debt securities	5,991	6	—	5,997
Total	$100,685	$37	$—	$100,722

Short-term investments with quoted prices as of December 31, 2024, as shown below (in thousands):

	December 31, 2024
		Unrealized Gain	Unrealized Gain
	Amortized Cost	Unrealized (Loss) Gain	Credit Loss	Market Value
United States treasury securities	$21,375	$16	$—	$21,391
Commercial paper and corporate debt securities	52,641	15	—	52,656
Asset backed securities	5,951	14	—	5,965
Agency debt securities	14,931	22	—	14,953
Total	$94,898	$67	$—	$94,965

As of March 31, 2025 and December 31, 2024, none of the unrealized losses on the Company’s short-term investments are a result of credit loss, therefore, any unrealized losses were recognized in OCI.

As of March 31, 2025 and December 31, 2024, the Company had $0.4 million accrued interest on short-term investments included in “Accounts and other receivables” on the accompanying Consolidated Balance Sheets.

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. Assets recorded at fair value on a non-recurring basis, such as property and equipment and intangible assets are recognized at fair value when they are impaired. During the three months ended March 31, 2025 and year ended December 31, 2024, the Company had no assets or liabilities that were measured at fair value on a non-recurring basis.

4. Accrued Expenses

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued professional services	$451	$401
Accrued payroll and employee benefits	1,004	3,079
Accrued research and development	6,965	6,443
Lease obligation, current portion	245	279
Accrued interest and other	56	55
Total accrued expenses and other current liabilities	$8,721	$10,257

5. Noncurrent Liabilities

The Company’s noncurrent liabilities are summarized as follows (in thousands):

	March 31, 2025	December 31, 2024
Research and development incentive credit	$3,785	$3,746
Lease obligation, long-term portion	1,342	1,402
Conditional economic incentive grants	160	160
Other	16	22
Total noncurrent liabilities	$5,303	$5,330

6. Stockholders’ Equity

The Amended and Restated Certificate of Incorporation, as amended (“Charter”), authorized the Company to issue 200,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2025, the Company had 77,825,450 shares of common stock issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

The Charter also authorized the Company to issue 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2025, the Company had no shares of preferred stock issued and outstanding.

At-the-Market Offerings

On February 27, 2025, the Company entered into an Equity Distribution Agreement (the “2025 Agreement”) with Leerink Partners LLC, Piper Sandler & Co. and Stifel, Nicolaus & Company, Incorporated, serving as sales agents (the “2025 Sales Agents”) with respect to an at-the-market offerings program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $150.0 million (the “2025 Shares”) through the 2025 Sales Agents (the “2025 Offering”). All Shares offered and sold in the 2025 Offering will be issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on February 27, 2025, which was declared effective on March 13, 2025, and the prospectus supplements related to the 2025 Offering that form a part of the Registration Statement. The Company capitalized approximately $0.3 million of other offering costs which will offset the proceeds received from the shares sold under the 2025 Agreement. During the three months ended March 31, 2025, the Company has sold 805,502 shares of common stock under the 2025 Agreement resulting in approximately $4.6 million in proceeds, net of $0.2 million commission and other offering costs, and as of March 31, 2025, $145.3 million remained available to be sold under the 2025 Agreement. As of March 31, 2025, there was $0.3 million deferred offering costs included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.

On February 28, 2023, the Company entered into an Equity Distribution Agreement (the “2023 Agreement”) with Evercore Group L.L.C., JMP Securities LLC and B. Riley Securities, Inc., serving as sales agents (the “2023 Sales Agents”), with respect to an at-the-market offerings program under which the Company offered and sold shares of its common stock, having an aggregate offering price of up to $150.0 million (the “2023 Shares”) through the 2023 Sales Agents (the “2023 Offering”). All 2023 Shares offered and sold in the 2023 Offering were issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on February 28, 2023. During the three months ended March 31, 2025, the Company has sold 4,467,866 shares of common stock under the 2023 Agreement resulting in approximately $30.2 million in proceeds, net of $1.0 million commission and other offering costs. Since inception through the expiration of the 2023 Agreement in February 2025, the Company sold a total of 26,129,903 shares of common stock resulting in approximately $126.8 million in net proceeds. As of March 31, 2025, there were no remaining shares available under the 2023 Agreement as the 2023 Agreement was terminated.

7. Stock-Based Compensation

2017 Omnibus Incentive Plan (Omnibus Plan)

The Company’s Omnibus Plan provides for an annual increase on January 1 of each year commencing in 2019 and ending on and including January 1, 2027, up to an amount equal to the lowest of (i) 4% of the total number of shares of common stock outstanding on a fully diluted basis as of December 31 of the immediately preceding calendar year, and (ii) such number of shares of common stock, if any, determined by the Company’s board of directors. Accordingly, on January 1, 2025, the number of shares of Common Stock reserved and available for issuance under the Omnibus Plan increased by 3,193,659 shares of common stock.

Stock Options

The Company’s stock option awards generally vest over four years and typically have a contractual life of ten years. As of March 31, 2025, there was $23.9 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 3.0 years. During the three months ended March 31, 2025, the Company granted 1,842,450 stock options with a weighted average exercise price of $6.71 and per share weighted average grant date fair value of $5.48.

Information related to stock options outstanding as of March 31, 2025, is as follows (in thousands, except share, exercise price, and contractual term):

			Weighted-Average
		Weighted-	Remaining
	Number of	Average	Contractual Term	Aggregate Intrinsic
	Stock Options	Exercise Price	(Years)	Value
Outstanding, December 31, 2024	6,630,477	$9.32	6.0	$5,839
Granted	1,842,450	$6.71
Exercised	(1,250)	$3.05
Forfeited or expired	(42,679)	$12.28
Outstanding, March 31, 2025	8,428,998	$8.73	5.9	$2,503
Exercisable, March 31, 2025	4,327,180	$9.37	5.7	$2,383
Vested and expected to vest, March 31, 2025	8,059,834	$8.76	5.9	$2,493

Restricted Stock Units (RSUs)

During the three months ended March 31, 2025, the Company granted 466,700 shares of RSUs with a weighted average grant date fair value of $6.88 which vest over four years. As of March 31, 2025, the Company had unvested RSUs of 1,053,337 shares with total unrecognized compensation expense of $7.6 million, which the Company expects to recognize over a weighted average period of approximately 3.1 years. During the three months ended March 31, 2025, the Company issued 165,259 shares of unrestricted common stock as a result of the vesting of 264,153 RSUs, net of 98,894 shares of common stock withheld to satisfy tax withholding obligations.

2019 Employee Stock Purchase Plan (“ESPP”)

Under the ESPP, employees purchased 32,872 shares for $0.2 million during the three months ended March 31, 2025.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the unaudited consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024 as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Research and development	$1,776	$1,675
General and administrative	2,239	1,975
Total	$4,015	$3,650

8. Net Loss Per Share

Because the Company has reported net loss attributable to common stockholders for the three months ended March 31, 2025 and 2024, basic and diluted net loss per share attributable to common stockholders in each period are the same.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average numbers of shares of common stock outstanding for the period.

Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. As such, all unvested RSUs and stock options have been excluded from the computation of diluted weighted average shares outstanding because such securities would have an anti-dilutive impact for all periods presented.

Potential common shares issuable upon conversion, vesting, or exercise of unvested RSUs and stock options that are excluded from the computation of diluted weighted-average shares outstanding, as they are anti-dilutive, are as follows:

	Three Months Ended
	March 31,
	2025	2024
Common stock options	8,460,569	6,589,116
Restricted stock units	1,053,337	902,952

9. Commitments and Contingencies

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

Litigation

On June 4, 2024, a shareholder derivative complaint was filed in federal district court in the District of Delaware, purportedly on behalf of the Company, naming as defendants three of the Company’s executive officers and eight of the

Company’s board members, which is now captioned In re Altimmune, Inc. Stockholder Derivative Litigation, No. 1:24-cv-669 (D. Del.) (the “Derivative Action”). The complaint is based upon allegations that are similar to those alleged in a class action complaint previously filed against us In re Altimmune, Inc. Securities Litigation, No. 24-cv-01315 (D. Md.) (the “Class Action”) and alleges claims for contribution, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets based on the defendants purportedly making or causing to be made false and misleading statements and omissions of material fact between December 1, 2023 and April 26, 2024. The complaint seeks unspecified monetary relief, exemplary damages, restitution, contribution, and costs, as well as equitable relief. A similar shareholder derivative complaint, captioned Alaraidah v. Garg, et al., No. 1:24-cv-00772 (D. Del.), was filed in the same court by another plaintiff on July 1, 2024, based upon substantially similar allegations, and alleges claims for contribution, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets and seeks unspecified monetary relief, restitution, costs, and equitable relief. These actions were consolidated for all purposes on July 18, 2024 into the Derivative Action. On February 3, 2025, pursuant to a joint stipulation of the parties, the court ordered that the Derivative Action be dismissed without prejudice and the case was closed.

The Company is a party in various contracts and subject to disputes, litigation, and potential claims arising in the ordinary course of business none of which are currently reasonably possible or probable of material loss.

10. Segment Information

The Company is a late clinical stage biopharmaceutical company focused on developing novel peptide-based therapeutics for liver and cardiometabolic diseases. The Company’s lead program is pemvidutide, a GLP-1/glucagon dual receptor agonist for the treatment of MASH, obesity, AUD and ALD. To date, the Company has not generated any revenue from the sale of any products.

The chief operating decision maker assesses the performance of the Company and decides how to allocate resources based solely on net (loss) income, which is also reported on the consolidated statements of operations and consolidated loss as net (loss) income. The measure of segment assets is reported on the consolidated balance sheet as total assets.

11. Subsequent Events

The Company evaluated subsequent events through the issuance date of the financial statements on this quarterly report on Form 10-Q.

During April 2025 and through the date of the issuance of the financial statements, the Company raised $16.3 million in net proceeds through the issuance of 3,278,902 shares of common stock pursuant to the 2025 Offering.

On May 13, 2025 (“Closing Date”), the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) and the lenders party thereto, pursuant to which the lenders will make available up to four tranches of term loans in an aggregate principal amount of $100.0 million (the “Term Loan”), subject to certain terms and conditions. The first Term Loan tranche was made on the Closing Date in an aggregate principal amount of $15.0 million. Upon the achievement of certain milestones and subject to other terms and conditions set out in the Loan Agreement, (i) the second Term Loan tranche will be made available in an aggregate principal amount of up to $25.0 million and (ii) the third Term Loan tranche will be made available in an aggregate principal amount of up to $15.0 million. The fourth Term Loan tranche will be made available in an aggregate principal amount of up to $45.0 million subject to the approval of the lenders. The Term Loan will mature on June 1, 2029 (the “Maturity Date”). The Term Loan bears interest equal to the greater of (a) the prime rate as reported in The Wall Street Journal plus 2.45% and (b) (i) 9.95% until December 31, 2025, and (ii) 9.45% thereafter. The Company may make interest-only payments for an initial period of up to 24 months from the Closing Date, which may be extended up to 42 months upon achievement of certain milestones and subject to other terms and conditions set out in the Loan Agreement (the “Interest-Only Period”). After the Interest-Only Period, the Company will be required to repay in equal monthly installments the principal and interest until the Maturity Date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes for the year ended December 31, 2024 included in our Annual Report on Form 10-K, which was filed with the SEC on February 27, 2025.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “may,” “will,” “should,” “could,” “target,” “strategy,” “intend,” “project,” “guidance,” “likely,” “usually,” “potential,” or the negative of these words or variations of such words, similar expressions, or comparable terminology are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. A further list and description of risks, uncertainties and other factors that could cause actual results or events to differ materially from the forward-looking statements that we make is included in the cautionary statements herein and in our other filings with the SEC, including those set forth under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

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

Overview

Altimmune, Inc. is a late clinical stage biopharmaceutical company focused on developing novel peptide-based therapeutics for liver and cardiometabolic diseases. Our lead program is pemvidutide (formerly known as ALT-801), a GLP-1/glucagon dual receptor agonist for the treatment of MASH, obesity, AUD and ALD. We may also pursue additional indications for pemvidutide that leverage our differentiated clinical profile. Except where the context indicates otherwise, references to “we,” “us,” “our,” “Altimmune”, or the “Company” refer to the company and its subsidiaries.

Recent Business Update

On March 13, 2025, we announced that we are pursuing two additional indications for our lead product candidate, pemvidutide. The new indications are Alcohol Use Disorder (“AUD”) and Alcohol-Associated Liver Disease (“ALD”), also known as Alcohol Liver Disease and Alcohol-Related Liver Disease.

AUD is a chronic disease characterized by uncontrolled drinking. In addition to the underlying alcohol misuse by AUD patients, AUD patients have comorbidities that pose significant treatment and management challenges (including steatosis, obesity, hypertension and hyperlipidemia). We expect to begin a Phase 2 AUD trial for pemvidutide in the second quarter of 2025. The planned trial will be a randomized, double-blind, placebo-controlled trial of approximately 100 subjects with moderate to severe AUD over a 24-week period. Endpoints will include change in heavy drinking days, change in biomarkers of alcohol consumption and weight loss.

ALD is a condition that damages the liver due to excessive, chronic alcohol use. ALD progression (like metabolic dysfunction-associated steatohepatitis (“MASH”) progression), begins with liver steatosis, which may lead to fibrosis, and ultimately to cirrhosis. We expect to begin a Phase 2 ALD trial for pemvidutide in the third quarter of 2025. The planned trial will be a randomized, double-blind, placebo-controlled trial of approximately 100 subjects with obesity and ALD over a 48-week period. Endpoints will include change in liver stiffness, change in alcohol consumption, and biomarkers of steatosis and liver fibrosis and inflammation.

Recent Global Events

Tariff

The United States recently imposed reciprocal and additional tariffs on many countries around the world. Such tariffs and counter tariffs by other countries against the U.S. have been causing uncertainties in the global markets. If the tariffs and counter tariffs continue or escalate, they could have a significant negative effect on the global economy or on our operations, including continued inflationary pressures on raw materials, supply chain and logistics disruptions, and volatility in the capital markets, foreign exchange rates and interest rates.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Increase (Decrease)
Revenues	$5	$5	$—	—%
Operating expenses:
Research and development	15,827	21,487	(5,660)	(26)%
General and administrative	5,993	5,312	681	13%
Total operating expenses	21,820	26,799	(4,979)	(19)%
Loss from operations	(21,815)	(26,794)	(4,979)	(19)%
Other income (expense):
Interest expense	(1)	(1)	—	—%
Interest income	1,545	2,413	(868)	(36)%
Other income (expense), net	15	(12)	27	(225)%
Total other income (expense), net	1,559	2,400	(841)	(35)%
Net loss before income taxes	(20,256)	(24,394)	4,138	(17)%
Income tax expense (benefit)	(681)	—	(681)	100%
Net loss	$(19,575)	$(24,394)	$(4,819)	(20)%

Revenue

We have not generated any revenues from the sale of any products to date. Our revenue in previous years consisted primarily of government and foundation grants and contracts that supported our efforts on specific research projects.

Research and development expenses

Research and development expenses consisted primarily of expenses related to product candidate development. Research and development expenses decreased by $5.7 million, or 26%, for the three months ended March 31, 2025, as compared to the same period the three months ended March 31, 2024.

The $4.3 million decrease in research and development expenses for pemvidutide was primarily due to a $2.4 million reduction related to IMPACT Phase 2b trial in MASH, a $0.6 million reduction related to other clinical activities, a $0.4 million reduction in expense associated with the winddown of MOMENTUM Phase 2 trial in obesity and a $1.6 million decrease in manufacturing expenses for production of Good Manufacturing Practice drug substance materials. These decreases were partially offset by a $0.2 million increase in expense related to other nonclinical activities and a $0.4 million increase in expense associated the start of AUD and ALD trials.

The $1.0 million decrease in research and development expenses was related to the winddown and completion of the in-life portion of the Phase 2 trial in 2023, and subsequent termination of HepTcell in March 2024.

General and administrative expenses

General and administrative expenses increased by $0.7 million, or 13%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase is due primarily to a $0.5 million increase in stock compensation and other labor related expense and a $0.2 million increase in professional fees.

Total other income (expense), net

Total other income (expense), net decreased by $0.8 million, or 35%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The net decrease is primarily due to a $0.9 million decrease in interest income earned on our cash equivalents and short-term investments.

Income tax expense (benefit)

During the three months ended March 31, 2025, we have recorded a discrete tax benefit of approximately $0.7 million related to a portion of carryback claims with the State of Maryland of which we previously held an uncertain tax position against. Other then the discrete tax benefit discussed above, due to a full valuation allowance, the Company did not record an income tax expense (benefit) for either of the three months ended March 31, 2025 and 2024.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the three months ended March 31, 2025, were from equity transactions, interest from our money market funds and short-term investments, and proceeds from maturity of our short-term investments. Our cash, cash equivalents, restricted cash, and short-term investments were $149.9 million as of March 31, 2025. We believe, based on the operating cash requirements and capital expenditures expected for 2025 and 2026, our cash on hand as of March 31, 2025, together with expected cash receipts from our R&D incentives, are sufficient to fund operations for at least a twelve-month period from the issuance date of our March 31, 2025 consolidated financial statements.

We have not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales. We have incurred significant losses since we commenced operations. As of March 31, 2025, we had an accumulated deficit of $581.0 million. In addition, we have not generated positive cash flows from operations. We have had to rely on a variety of financing sources, including the issuance of debt and equity securities. As capital resources are consumed to fund our research and development activities, we may require additional capital beyond our currently anticipated amounts. In order to address our capital needs, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, and monetization of our existing programs through partnership arrangements or sales to third parties.

Sources of Liquidity

Loan Financing

On May 13, 2025 (“Closing Date”), we entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) and the lenders party thereto, pursuant to which the lenders will make available up to four tranches of term loans in an aggregate principal amount of $100.0 million (the “Term Loan”), subject to certain terms and conditions. The first Term Loan tranche was made on the Closing Date in an aggregate principal amount of $15.0 million. Upon the achievement of certain milestones and subject to other terms and conditions set out in the Loan Agreement, (i) the second Term Loan tranche will be made available in an aggregate principal amount of up to $25.0 million and (ii) the third Term Loan tranche will be made available in an aggregate principal amount of up to $15.0 million. The fourth Term Loan tranche will be made available in an aggregate principal amount of up to $45.0 million subject to the approval of the lenders. The Term Loan will mature on June 1, 2029 (the “Maturity Date”). The Term Loan bears interest equal to the greater of (a) the prime rate as reported in The Wall Street Journal plus 2.45% and (b) (i) 9.95% until

December 31, 2025, and (ii) 9.45% thereafter. We may make interest-only payments for an initial period of up to 24 months from the Closing Date, which may be extended up to 42 months upon achievement of certain milestones and subject to other terms and conditions set out in the Loan Agreement (the “Interest-Only Period”). After the Interest-Only Period, we will be required to repay in equal monthly installments the principal and interest until the Maturity Date.

Shelf Registrations

On February 27, 2025, we filed a shelf registration statement on Form S-3, which was declared effective on March 13, 2025. This shelf registration allows us to offer and sell up to $400.0 million of our common stock, preferred stock, debt securities, warrants, rights and units (the “2025 Shelf”) for a period of 3 years from effectiveness.

On February 28, 2023, we filed a shelf registration statement on Form S-3ASR, which was declared effective immediately. This shelf registration allowed us to offer and sell any amount of our common stock, preferred stock, debt securities, warrants, rights and units (the “2023 Shelf”). The 2023 Shelf expired on February 27, 2025.

At-the-Market Offerings

On February 27, 2025, we entered an Equity Distribution Agreement (the “2025 Agreement”) with Leerink Partners LLC, Piper Sandler & Co. and Stifel, Nicolaus & Company, Incorporated, serving as sales agents, with respect to an at-the-market offerings program under which we offered and sold shares of our common stock having an aggregate offering price of up to $150.0 million through the sale agents from the 2025 Shelf. During the three months ended March 31, 2025, we have sold 805,502 shares of common stock under the 2025 Agreement resulting in approximately $4.6 million in net proceeds, and as of March 31, 2025, $145.3 million remained available to be sold under the 2025 Agreement.

On February 28, 2023, we entered an Equity Distribution Agreement (the “2023 Agreement”) with Evercore Group L.L.C., JMP Securities LLC and B. Riley Securities, Inc., serving as sales agents, with respect to an at-the-market offerings program under which we offered and sold shares of our common stock having an aggregate offering price of up to $150.0 million through the sale agents from the 2023 Shelf. During the three months ended March 31, 2025, we have sold 4,467,866 shares of common stock under the 2023 Agreement, resulting in approximately $30.2 million in net proceeds. Since inception through the expiration of the 2023 Agreement in February 2025, we raised approximately $126.8 million in net proceeds through the issuance of 26,129,903 shares of our common stock. As of March 31, 2025, there were no remaining shares available under the 2023 Agreement as the 2023 Agreement was terminated.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024	Increase (Decrease)
Net cash (used in) provided by:
Operating activities	$(16,840)	$(16,357)	$483
Investing activities	(5,101)	(39,521)	34,420
Financing activities	34,119	(261)	34,380
Net increase (decrease) in cash and cash equivalents and restricted cash	$12,178	$(56,139)	$68,317

Operating Activities

Net cash used in operating activities was $16.8 million for the three months ended March 31, 2025, compared to $16.4 million during the three months ended March 31, 2024. The primary uses of cash from our operating activities include payments for labor and labor-related costs, professional fees, research and development costs associated with our clinical trials, and other general corporate expenditures. The increase in cash used in operations of $0.4 million year over year is due to changes in working capital accounts of $5.1 million, partially offset by a decrease in net loss as adjusted for non-cash items of $4.7 million.

Investing Activities

Net cash used in investing activities was $5.1 million, for the three months ended March 31, 2025 compared to $39.5 million net cash used in during the three months ended March 31, 2024. The cash used in investing activities during the three months ended March 31, 2025, was primarily due to the purchase of $43.1 million of short-term investments, partially offset by $38.0 million in proceeds from sale and maturities of short-term investments. The cash used in investing activities during the three months ended March 31, 2024, was primarily due to a $53.5 million purchase of short-term investments, partially offset by $14.0 million in proceeds from sale and maturities of short-term investments.

Financing Activities

Net cash provided by financing activities was $34.1 million during the three months ended March 31, 2025, compared to $0.3 million net cash used in financing activities during the three months ended March 31, 2024. The net cash provided by financing activities during the three months ended March 31, 2025, was primarily the result of the receipt of $34.6 million in net proceeds from the issuance of common stock from our at-the-market offerings program, $0.2 million in proceeds from proceeds from the ESPP, partially offset by $0.7 million net payment for tax withholding obligations related to share-based compensation. The net cash used by financing activities during the three months ended March 31, 2024, was primarily due to $0.6 million payment for tax withholding obligations related to share-based compensation, partially offset by $0.2 million in proceeds from proceeds from the ESPP and $0.2 million in proceeds from exercise of stock warrants.

Current Resources

We have financed our operations to date principally through our equity offerings and proceeds from issuances of our common stock. As of March 31, 2025, we had $49.2 million of cash, cash equivalents and restricted cash and $100.7 million of short-term investments. Accordingly, management believes that we have sufficient capital to fund our plan of operations for at least a twelve-month period from the issuance date of our March 31, 2025 financial statements. However, in order to address our capital needs in the long-term, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing and monetization of our existing programs through partnership arrangements or sales to third parties.

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

There have been no changes in our critical accounting policies and significant judgment and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 4, 2024, a shareholder derivative complaint was filed in federal district court in the District of Delaware, purportedly on behalf of us, naming as defendants three of our executive officers and eight of our board members, which is now captioned In re Altimmune, Inc. Stockholder Derivative Litigation, No. 1:24-cv-669 (D. Del.) (the “Derivative Action”). The complaint is based upon allegations that are similar to those alleged in a class action complaint previously filed against us In re Altimmune, Inc. Securities Litigation, No. 24-cv-01315 (D. Md.) (the “Class Action”) and alleges claims for contribution, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets based on the defendants purportedly making or causing to be made false and misleading statements and omissions of material fact between December 1, 2023 and April 26, 2024. The complaint seeks unspecified monetary relief, exemplary damages, restitution, contribution, and costs, as well as equitable relief. A similar shareholder derivative complaint, captioned Alaraidah v. Garg, et al., No. 1:24-cv-00772 (D. Del.), was filed in the same court by another plaintiff on July 1, 2024, based upon substantially similar allegations, and alleges claims for contribution, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets and seeks unspecified monetary relief, restitution, costs, and equitable relief. These actions were consolidated for all purposes on July 18, 2024 into the Derivative Action. On February 3, 2025, pursuant to a joint stipulation of the parties, the court ordered that the Derivative Action be dismissed without prejudice and the case was closed.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on February 27, 2025:

Risk Related to Our Business, Financing Requirements, Product Development and Clinical Trials

We are currently in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by a new U.S. presidential administration and accompanying regulatory activities and economic policies and events related thereto, ongoing military conflicts and geopolitical instability and inflation and interest rates.

U.S. and global markets have recently been experiencing volatility and disruption caused by economic uncertainty, including as a result international trade disputes and ongoing military disputes and related geopolitical uncertainty. International trade disputes, including threatened or implemented tariffs by the Trump administration and threatened or implemented tariffs by foreign countries in retaliation, could adversely impact our business. Trade disputes could also adversely impact supply chains which could now or in the future increase costs for us or delay delivery of key inventories and supplies. Trade disputes can also be highly disruptive to global financial markets. The length and impact of the ongoing trade disputes and military conflicts are highly unpredictable. We are continuing to monitor the trade disputes, inflation, interest rates and the military conflicts and the impacts to global capital markets and to our business.

Risk Related to Reimbursement and Government Regulation

Disruptions at the FDA, the SEC and other government agencies or comparable regulatory authorities caused by funding shortages or global health concerns, in addition to substantial uncertainty regarding the new U.S. presidential administration’s initiatives and staffing cuts and how these might impact the FDA, its implementation of laws, regulations, policies and guidance, and its personnel, could hinder government agencies’ ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which our business operations rely, including timely reviews, which could negatively impact our business.

The ability of the FDA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes that may otherwise affect the FDA’s or comparable foreign regulatory authorities’ ability to perform routine functions. In addition, government funding of the SEC and other government agencies or comparable foreign regulatory authorities on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would harm our business. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

Similar consequences would also result in the event of another significant shutdown of the federal government. For example, over the last several years, the U.S. federal government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could materially adversely affect our business, financial condition, results of operations and prospects. Such changes could significantly impact the ability of the FDA to timely review and take action on our regulatory submissions, which could have a material adverse effect on our business, including INDs placed on clinical holds or delayed new drug approvals. Further, in our operations as a public company, future government shutdowns or substantial leadership, personnel, and policy changes could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. If the FDA is constrained in its ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to whether and how the new Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Some of these efforts have manifested to date in the form of personnel cuts and measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. There remains general uncertainty regarding future activities. The new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the new administration, there could be a material adverse effect on our business.

Risk Related to Our Indebtedness

Our operating activities may be restricted as a result of covenants related to our term loan obligation, which we may be required to repay in an event of default, which could have a materially adverse effect on our business.

On May 13, 2025, we entered into the Loan Agreement with Hercules and the lenders party thereto, pursuant to which the lenders will make available up to four tranches of term loans in an aggregate principal amount of up to $100.0 million, subject to achievement of specified milestones. Until we have repaid such indebtedness, the Loan Agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance, restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property including intellectual property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, or to engage in transactions with affiliates, and to maintain liquidity of a specified amount. Our business may be adversely affected by these restrictions on our ability to operate our business. The Term Loan will be guaranteed by certain of our subsidiaries and secured by a lien on substantially all of our and the guarantors’ assets.

Additionally, we may be required to repay the outstanding indebtedness under the Term Loan if an event of default occurs under the Loan Agreement. Under the Loan Agreement, an event of default will occur if, among other things: we fail to make payments under the Loan Agreement; we breach any of our covenants under the Loan Agreement, subject to specified cure periods with respect to certain breaches; the Lender determines that a material adverse change has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit the holder of indebtedness to accelerate the maturity of such indebtedness or other material agreements. As a result of the occurrence of an event of default, Hercules could accelerate all of the obligations under the Loan Agreement or foreclose on the collateral securing the loan. In the event of an acceleration of amounts due under the Term Loan, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

The Term Loan with Hercules provides up to $100.0 million of debt financing and has interest-only payments until June 1, 2027, which will be extended to December 1, 2027, June 1, 2028, or December 1, 2028, if certain conditions described in the Loan Agreement are met. Thereafter, we are obligated to make payments that will include installments of principal and interest through the Maturity Date.

This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including the fact that:

●	we will need to repay our indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our research and development efforts, and other general corporate activities; and
●	our failure to comply with the restrictive covenants in the Loan Agreement could result in an event of default that, if not cured or waived, would accelerate our obligation to repay this indebtedness, and Hercules could seek to enforce its security interest in the assets securing such indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On March 26, 2025, Dr. Vipin Garg, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 80,000 shares of our common stock acquired pursuant to vesting of restricted awards granted to Dr. Garg. Dr. Garg’s plan will commence on the later of June 24, 2025 or two business days following the filing of our financial results on Form 10-Q, and expires on June 24, 2026.

Other than the trading arrangement disclosed above, none of our officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K during the three months ended March 31, 2025.

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

10.1

Equity Distribution Agreement, dated February 27, 2025 among the Registrant and Leerink Partners LLC, Piper Sandler & Co. and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.2 to the Registrant’s Form S-3 filed on February 27, 2025)

10.2	Consulting Agreement, dated February 6, 2025, by and between Altimmune, Inc. and Catherine Sohn (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K filed on February 27, 2025)

10.3*§	Loan and Security Agreement, dated May 13, 2025, by and between Altimmune, Inc. and Hercules Capital, Inc.

31.1 †	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2 †	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1 †	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2 †	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

§	Certain portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTIMMUNE, INC.

Dated: May 13, 2025	By:	/s/ Vipin K. Garg
	Name:	Vipin K. Garg
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2025	By:	/s/ Gregory Weaver
	Name:	Gregory Weaver
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)