Form 10-Q
period 2025-06-30
Altimmune, Inc.
filed 2025-08-12
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 8, 2025 there were 88,257,253 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

ALTIMMUNE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALTIMMUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share amounts)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$183,105	$36,926
Restricted cash	42	42
Total cash, cash equivalents and restricted cash	183,147	36,968
Short-term investments	—	94,965
Accounts and other receivables	321	544
Income tax and R&D incentive receivables	557	2,573
Prepaid expenses and other current assets	4,397	2,204
Total current assets	188,422	137,254
Property and equipment, net	364	413
Other assets	1,564	1,639
Total assets	$190,350	$139,306
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$851	$211
Accrued expenses and other current liabilities	8,369	10,257
Total current liabilities	9,220	10,468
Term loan, noncurrent	14,332	—
Other noncurrent liabilities	5,431	5,330
Total liabilities	28,983	15,798
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 85,076,300 and 72,352,701 shares issued and outstanding as of June 30, 2025 and December 31 2024, respectively	9	7
Additional paid-in capital	769,508	689,864
Accumulated deficit	(603,111)	(561,390)
Accumulated other comprehensive loss, net	(5,039)	(4,973)
Total stockholders’ equity	161,367	123,508
Total liabilities and stockholders’ equity	$190,350	$139,306

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$5	$5	$10	$10
Operating expenses:
Research and development	17,236	21,155	33,063	42,642
General and administrative	5,691	5,595	11,684	10,907
Total operating expenses	22,927	26,750	44,747	53,549
Loss from operations	(22,922)	(26,745)	(44,737)	(53,539)
Other income (expense):
Interest expense	(264)	(1)	(265)	(2)
Interest income	1,132	2,182	2,677	4,595
Other income (expense), net	(92)	(76)	(77)	(88)
Total other income (expense), net	776	2,105	2,335	4,505
Net loss before income taxes	(22,146)	(24,640)	(42,402)	(49,034)
Income tax expense (benefit)	—	—	(681)	—
Net loss	(22,146)	(24,640)	(41,721)	(49,034)
Other comprehensive income — unrealized loss on short-term investments	(36)	(31)	(66)	(188)
Comprehensive loss	$(22,182)	$(24,671)	$(41,787)	$(49,222)
Net loss per share, basic and diluted	$(0.27)	$(0.35)	$(0.53)	$(0.69)
Weighted-average common shares outstanding, basic and diluted	81,477,548	70,924,371	78,529,028	70,863,042

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2024	72,352,701	$7	$689,864	$(561,390)	$(4,973)	$123,508
Stock-based compensation	—	—	4,015	—	—	4,015
Exercise of stock options	1,250	—	4	—	—	4
Vesting of restricted stock awards including withholding, net	165,259	—	(678)	—	—	(678)
Issuance of common stock from Employee Stock Purchase Plan	32,872	—	170	—	—	170
Issuance of common stock in at-the-market offerings, net	5,273,368	1	34,747	—	—	34,748
Unrealized loss on short-term investments	—	—	—	—	(30)	(30)
Net loss	—	—	—	(19,575)	—	(19,575)
Balance at March 31, 2025	77,825,450	$8	$728,122	$(580,965)	$(5,003)	$142,162
Stock-based compensation	—	$—	$3,566	$—	$—	$3,566
Exercise of stock options	1,667	—	4	—	—	4
Vesting of restricted stock awards including withholding, net	2,621	—	(6)	—	—	(6)
Issuance of common stock in at-the-market offerings, net	7,246,562	1	37,822	—	—	37,823
Unrealized loss on short-term investments	—	—	—	—	(36)	(36)
Net loss	—	—	—	(22,146)	—	(22,146)
Balance at June 30, 2025	85,076,300	$9	$769,508	$(603,111)	$(5,039)	$161,367

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2023	70,677,400	$7	$665,427	$(466,331)	$(5,004)	$194,099
Stock-based compensation	—	—	3,650	—	—	3,650
Exercise of stock options	1,250	—	9	—	—	9
Vesting of restricted stock awards including withholding, net	107,875	—	(600)	—	—	(600)
Issuance of common stock from Employee Stock Purchase Plan	62,609	—	169	—	—	169
Issuance of common stock upon exercise of warrants	50,000	—	161	—	—	161
Unrealized loss on short-term investments	—	—	—	—	(157)	(157)
Net loss	—	—	—	(24,394)	—	(24,394)
Balance at March 31, 2024	70,899,134	$7	$668,816	$(490,725)	$(5,161)	$172,937
Stock-based compensation	—	$—	$4,311	$—	$—	$4,311
Exercise of stock options	64,433	—	198	—	—	198
Vesting of restricted stock awards including withholding, net	82,700	—	(244)	—	—	(244)
Unrealized loss on short-term investments	—	—	—	—	(31)	(31)
Net loss	—	—	—	(24,640)	—	(24,640)
Balance at June 30, 2024	71,046,267	$7	$673,081	$(515,365)	$(5,192)	$152,531

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,721)	$(49,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,581	7,961
Depreciation of property and equipment	59	168
Accretion of discounts on short-term investments	(1,117)	(2,052)
Amortization of debt discount and costs	58	—
Loss on foreign currency exchange	30	81
Deferred income tax benefit	(681)	—
Changes in operating assets and liabilities:
Accounts receivable	223	687
Prepaid expenses and other assets	(1,895)	3,692
Accounts payable	640	618
Accrued expenses and other liabilities	(2,064)	2,260
Income tax and R&D incentive receivables	2,697	1,154
Net cash used in operating activities	(36,190)	(34,465)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	143,589	33,500
Purchases of short-term investments	(47,573)	(76,717)
Purchases of property and equipment	(10)	—
Net cash provided by (used in) investing activities	96,006	(43,217)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	(298)	—
Proceeds from exercises of warrants	—	161
Proceeds from term loan	15,000	—
Payment for debt issuance costs	(404)	—
Proceeds from issuance of common stock in at-the-market offerings, net	72,571	—
Proceeds from issuance of common stock from Employee Stock Purchase Plan	170	169
Proceeds from exercises of stock options	8	207
Payments for tax withholding in share-based compensation	(684)	(844)
Net cash provided by (used in) financing activities	86,363	(307)
Net increase (decrease) in cash and cash equivalents and restricted cash	146,179	(77,989)
Cash, cash equivalents and restricted cash at beginning of period	36,968	135,158
Cash, cash equivalents and restricted cash at end of period	$183,147	$57,169

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$79	$—
Cash received from income tax refunds	$1,422	$—
SUPPLEMENTAL NON-CASH ACTIVITIES:
Debt issuance cost in accrued expenses and other current liabilities	$322	$—
Operating lease liability and right-of-use asset addition	$—	$1,409

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business

Altimmune, Inc., headquartered in Gaithersburg, Maryland, United States, together with its subsidiaries (collectively, the “Company” or “Altimmune”) is a late clinical-stage biopharmaceutical company incorporated under the laws of the State of Delaware.

The Company is a late clinical-stage biopharmaceutical company focused on developing novel peptide-based therapeutics for liver and cardiometabolic diseases. The Company’s lead program is pemvidutide (formerly known as ALT-801), a GLP-1/glucagon dual receptor agonist for the treatment of metabolic dysfunction-associated steatohepatitis (“MASH”), Alcohol Use Disorder (“AUD”), Alcohol-Associated Liver Disease (“ALD”) and obesity. The Company may also pursue additional indications for pemvidutide that leverage its differentiated clinical profile. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital, and has financed its operations through the issuance of common and preferred stock, long-term debt, and proceeds from research grants and government contracts. The Company has not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales.

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024, included in the Annual Report on Form 10-K which was filed with the SEC on February 27, 2025. In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on the same basis as the audited consolidated financial statements, and these consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2025 or any future years or periods.

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

2. Summary of Significant Accounting Policies

During the six months ended June 30, 2025, there have been no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025.

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

Income Taxes

During the six months ended June 30, 2025, the Company has recorded a discrete tax benefit of approximately $0.7 million, related to a portion of carryback claims with the State of Maryland of which the Company previously held an uncertain tax position against. Other than the discrete tax benefit discussed above, due to a full valuation allowance, the Company did not record an income tax expense (benefit) for either of the three and six months ended June 30, 2025 and 2024. The Company calculates its quarterly income tax provision based on estimated, annual effective tax rates applied to ordinary income (or loss) and other known items computed and recognized as they occur. The Company’s total provision is based on the United States statutory rate, increased by state and foreign taxes and reduced by a full valuation allowance on the Company’s deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on our consolidated financial statements; however, it does not expect the OBBBA Act to have a material impact on our estimated annual effective tax rate in 2025.

Debt discount and issuance costs

The Company accounts for fees paid to lenders, as compensation for services beyond their role as a creditor, and third parties whose costs are directly related to issuing debt as debt issuance cost. Amounts paid to the lender as a reduction in the proceeds received are considered a discount on the issuance. Debt issuance costs and discounts related to term loans are reported as a direct deduction from the outstanding debt and amortized over the term of the loan using the effective interest method as an additional interest expense.

3. Fair Value Measurements

During the six months ended June 30, 2025, the Company recognized approximately $0.1 million realized net loss from the sales of available-for-sale debt securities that were classified as short-term investments. These investments had an insignificant amount of unrealized net loss that was reclassified out of other comprehensive income. As of June 30, 2025, the Company had no assets and liabilities measured at fair value on a recurring basis.

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

As of December 31, 2024, none of the unrealized losses on the Company’s short-term investments were a result of credit loss; therefore, any unrealized losses were recognized in OCI.

As of December 31, 2024, the Company had $0.4 million accrued interest on short-term investments included in “Accounts and other receivables” on the accompanying Consolidated Balance Sheets. There was no such accrued interest on short-term investments as of June 30, 2025.

The carrying amounts of the Company’s debt approximate fair value because the rates are floating rates based on the prime lending rate, which approximates market rates (see Note 5). These represent Level 2 fair value measurement as the Company has determined the valuation of the liabilities can be obtained from readily available pricing sources via independent providers for market transactions involving similar liabilities.

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. Assets recorded at fair value on a non-recurring basis, such as property and equipment and intangible assets are recognized at fair value when they are impaired. During the six months ended June 30, 2025 and year ended December 31, 2024, the Company had no assets or liabilities that were measured at fair value on a non-recurring basis.

4. Accrued Expenses

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued professional services	$695	$401
Accrued payroll and employee benefits	1,828	3,079
Accrued research and development	5,424	6,443
Lease obligation, current portion	239	279
Accrued interest and other	183	55
Total accrued expenses and other current liabilities	$8,369	$10,257

5. Term Loan

On May 13, 2025 (“Closing Date”), the Company and certain of its subsidiaries entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) and the lenders party thereto, pursuant to which the lenders will make available up to four tranches of term loans in an aggregate principal amount of $100.0 million (the “Term Loan”), subject to certain terms and conditions.

Under the terms of the Loan Agreement, the first Term Loan tranche was drawn down on the Closing Date in an aggregate principal amount of $15.0 million. Upon the achievement of certain milestones and subject to other terms and conditions set out in the Loan Agreement, (i) the second Term Loan tranche will be made available in an aggregate principal amount of up to $25.0 million and (ii) the third Term Loan tranche will be made available in an aggregate principal amount of up to $15.0 million. The fourth Term Loan tranche will be made available in an aggregate principal amount of up to $45.0 million subject to the approval of the lenders.

The Term Loan will mature on January 1, 2029 (the “Maturity Date”). The Term Loan bears interest equal to the greater of (a) the prime rate as reported in The Wall Street Journal plus 2.45% and (b) (i) 9.95% until December 31, 2025, and (ii) 9.45% thereafter (the “Interest Rate”). The Company may make payments of interest only through June 1, 2027, which will be extended to December 1, 2027, June 1, 2028, or December 1, 2028, if certain conditions described in the Loan Agreement are met. Thereafter, the Company is obligated to make payments that will include installments of principal and interest through the Maturity Date.

The Loan Agreement includes customary representations and warranties and covenants associated with the Term Loan. Such terms include (1) covenants concerning financial and other reporting obligations, and (2) certain limitations on indebtedness, liens, investments, distributions (including dividends), collateral, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. Compliance with the financial covenant will be conditionally waived pursuant to the terms of the Loan Agreement when the Company’s market capitalization exceeds $800 million. The Loan Agreement includes customary events of default, including payment defaults, breaches of representations and warranties, breaches of covenants following any applicable cure period and the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Loan Agreement. As of June 30, 2025, the Company was in compliance with the covenants under the Loan Agreement.

The obligation under the Loan Agreement is secured by a security interest in substantially all of the Company’s assets and the assets of its subsidiaries that are co-borrowers or guarantors. Upon the occurrence of an event of default, Hercules will be entitled to exercise remedies, including acceleration of the Term Loan obligations and foreclosure on collateral.

The Loan Agreement provides for a prepayment charge equal to 3.0% of the outstanding principal balance of the Term Loan if prepayment is made within the twelve months after closing, 2.0% if within the twenty-four months after closing, 1.0% if within the thirty-six months after closing and 0.0% thereafter. The Loan Agreement provides for an end of term charge of 6.25% of the funded loan amount, due at the earlier of prepayment or maturity. Pro-rata payment of any earned end of term charge will be due upon any partial prepayment (the “End of Term Charge”). In addition, the Loan Agreement requires the Company to pay a facility charge of 1.0% of the Term Loan funded due at the Closing Date and of each subsequent Term Loan tranche at the time such tranche is funded.

The Company accounted for the End of Term Charge, Facility Charge, and other direct costs incurred in connection with the Loan Agreement as a debt discount and issuance costs, and they are being amortized over the term of the loan using the effective interest method. The effective interest rate on the Term Loan is 14.4%.

The Company incurred interest expense on the Term Loan, including debt discount and issuance costs amortization, of $0.3 million during the three and six months ended June 30, 2025.

The Term Loan consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Term loan principal amount	$15,000	$—
End of term charge	937	—
Unamortized discount and issuance costs	(1,605)	—
Total term loan	14,332	—
Less: current portion of term loan	—	—
Total term loan, net of current portion	$14,332	$—

Future principal loan payments on the currently outstanding Term Loan as of June 30, 2025 are as follows (in thousands):

2025 - remainder of the year	$—
2026	—
2027	4,449
2028	7,266
2029	3,285
Total future principal payments	15,000
Add: End of term charge	937
Less: Unamortized discount and issuance costs	(1,605)
Less: Current portion of term loan	—
Total term loan, net of current portion	$14,332

6. Other Noncurrent Liabilities

The Company’s other noncurrent liabilities are summarized as follows (in thousands):

	June 30, 2025	December 31, 2024
Research and development incentive credit	$3,981	$3,746
Lease obligation, long-term portion	1,278	1,402
Conditional economic incentive grants	160	160
Other	12	22
Total other noncurrent liabilities	$5,431	$5,330

7. Stockholders’ Equity

The Amended and Restated Certificate of Incorporation, as amended (“Charter”), authorized the Company to issue 200,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2025, the Company had 85,076,300 shares of common stock issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

The Charter also authorized the Company to issue 1,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2025, the Company had no shares of preferred stock issued and outstanding.

At-the-Market Offerings

On February 27, 2025, the Company entered into an Equity Distribution Agreement (the “2025 Agreement”) with Leerink Partners LLC, Piper Sandler & Co. and Stifel, Nicolaus & Company, Incorporated, serving as sales agents (the “2025 Sales Agents”) with respect to an at-the-market offerings program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $150.0 million (the “2025 Shares”) through the 2025 Sales Agents (the “2025 Offering”). All Shares offered and sold in the 2025 Offering will be issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on February 27, 2025, which was declared effective on March 13, 2025, and the prospectus supplements related to the 2025 Offering that form a part of the Registration Statement. The Company capitalized approximately $0.3 million of other offering costs which will offset the proceeds received from the shares sold under the 2025 Agreement. During the six months ended June 30, 2025, the Company has sold 8,052,064 shares of common stock under the 2025 Agreement resulting in approximately $42.4 million in proceeds, net of $1.4 million commission and other offering costs, and as of June 30, 2025, $106.2 million remained available to be sold under the 2025 Agreement. As of June 30, 2025, there was $0.2 million deferred offering costs included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.

On February 28, 2023, the Company entered into an Equity Distribution Agreement (the “2023 Agreement”) with Evercore Group L.L.C., JMP Securities LLC and B. Riley Securities, Inc., serving as sales agents (the “2023 Sales Agents”), with respect to an at-the-market offerings program under which the Company offered and sold shares of its common stock, having an aggregate offering price of up to $150.0 million (the “2023 Shares”) through the 2023 Sales Agents (the “2023 Offering”). All 2023 Shares offered and sold in the 2023 Offering were issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on February 28, 2023. During the six months ended June 30, 2025, the Company has sold 4,467,866 shares of common stock under the 2023 Agreement resulting in approximately $30.2 million in proceeds, net of $1.0 million commission and other offering costs. Since inception through the expiration of the 2023 Agreement in February 2025, the Company sold 26,129,903 shares of common stock under the 2023 Agreement, resulting in approximately $126.8 million in proceeds, As of June 30, 2025, there were no remaining shares available under the 2023 Agreement as the 2023 Agreement was terminated.

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

Stock Options

The Company’s stock option awards generally vest over four years and typically have a contractual life of ten years. As of June 30, 2025, there was $21.0 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.8 years. During the six months ended June 30, 2025, the Company granted 1,954,950 stock options with a weighted average exercise price of $6.61 and per share weighted average grant date fair value of $5.41.

Information related to stock options outstanding as of June 30, 2025 is as follows (in thousands, except share, exercise price, and contractual term):

			Weighted-Average
		Weighted-	Remaining
	Number of	Average	Contractual Term	Aggregate Intrinsic
	Stock Options	Exercise Price	(Years)	Value
Outstanding, December 31, 2024	6,630,477	$9.32	6.0	$5,839
Granted	1,954,950	$6.61
Exercised	(4,167)	$2.81
Forfeited or expired	(478,995)	$9.76
Outstanding, June 30, 2025	8,102,265	$8.64	5.4	$1,146
Exercisable, June 30, 2025	4,315,513	$9.25	5.7	$1,145
Vested and expected to vest, June 30, 2025	7,761,457	$8.67	5.4	$1,146

Restricted Stock Units (RSUs)

During the six months ended June 30, 2025, the Company granted 481,700 shares of RSUs with a weighted average grant date fair value of $6.85 which vest over four years. As of June 30, 2025, the Company had unvested RSUs of 1,039,950 shares with total unrecognized compensation expense of $6.8 million, which the Company expects to recognize over a weighted average period of approximately 2.9 years. During the six months ended June 30, 2025, the Company issued 167,880 shares of unrestricted common stock as a result of the vesting of 267,903 RSUs net of 100,023 shares of common stock withheld to satisfy tax withholding obligations.

2019 Employee Stock Purchase Plan (“ESPP”)

Under the ESPP, employees purchased 32,872 shares of the Company’s common stock for $0.2 million during the six months ended June 30, 2025.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the unaudited consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2025 and 2024 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development	$1,553	$1,574	$3,329	$3,249
General and administrative	2,013	2,737	4,252	4,712
Total	$3,566	$4,311	$7,581	$7,961

9. Net Loss Per Share

Because the Company has reported net loss attributable to common stockholders for the three and six months ended June 30, 2025 and 2024, basic and diluted net loss per share attributable to common stockholders in each period are the same.

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

Potential common shares, issuable upon conversion, vesting, or exercise of unvested RSUs and stock options, that are excluded from the computation of diluted weighted-average shares outstanding, as they are anti-dilutive, are as follows:

	Three and Six Months Ended
	June 30,
	2025	2024
Common stock options	8,128,505	6,328,463
Restricted stock units	1,039,950	786,102

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

On August 5, 2025, a class action complaint was filed in federal district court in the District of Maryland, Southern Division, naming as defendants the Company and two of the Company’s executive officers, captioned Collier v. Altimmune, Inc., et al., Case No. 8:25-cv-02581 (D. Md.) (the “Collier Class Action”). The Collier Class Action alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact to the investing public including the plaintiff and class members, who purchased or otherwise acquired the Company’s common stock between August 10, 2023 and June 25, 2025, including relating to pemvidutide and our IMPACT Phase 2b trial of pemvidutide in MASH. The plaintiff and class members seek, among other things, to have the action maintained as a class action under Rule 23 of the Federal Rules of Civil Procedure and for the defendants to pay damages, interest, and an award of costs, including attorneys’ fees. The Company intends to defend vigorously against this litigation.

The Company is a party in various contracts and subject to disputes, litigation, and potential claims arising in the ordinary course of business, none of which are currently reasonably possible or probable of material loss.

11. Segment Information

The Company is a late clinical-stage biopharmaceutical company focused on developing novel peptide-based therapeutics for liver and cardiometabolic diseases. The Company’s lead program is pemvidutide, a GLP-1/glucagon dual receptor agonist for the treatment of MASH, AUD, ALD and obesity. To date, the Company has not generated any revenue from the sale of any products.

The chief operating decision maker assesses the performance of the Company and decides how to allocate resources based solely on net (loss) income, which is also reported on the consolidated statements of operations and consolidated loss as net (loss) income. The measure of segment assets is reported on the consolidated balance sheet as total assets.

12. Subsequent Events

The Company evaluated subsequent events through the issuance date of the financial statements on this quarterly report on Form 10-Q.

During July 2025 and through the date of the issuance of the financial statements, the Company raised $12.8 million in net proceeds through the issuance of 3,141,233 shares of common stock pursuant to the 2025 Offering.

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

Overview

Altimmune, Inc. is a late clinical-stage biopharmaceutical company focused on developing novel peptide-based therapeutics for liver and cardiometabolic diseases. Our lead program is pemvidutide (formerly known as ALT-801), a GLP-1/glucagon dual receptor agonist for the treatment of MASH, AUD, ALD and obesity. We may also pursue additional indications for pemvidutide that leverage our differentiated clinical profile. Except where the context indicates otherwise, references to “we,” “us,” “our,” “Altimmune”, or the “Company” refer to the company and its subsidiaries.

Recent Business Update

MASH

On June 26, 2025, we released topline results from IMPACT, a Phase 2b trial in MASH. The Phase 2b trial enrolled 212 subjects with biopsy-confirmed MASH and fibrosis stages F2/F3 with and without diabetes randomized 1:2:2 to receive either weekly subcutaneous pemvidutide at 1.2 mg or 1.8 mg doses or placebo for 24 weeks.

In a rigorous intent-to-treat (“ITT”) analysis, in which subjects with missing biopsies were considered non-responders, the proportions of subjects achieving MASH resolution without worsening of fibrosis at 24 weeks were 59.1% and 52.1%, for pemvidutide 1.2 mg and 1.8 mg, respectively versus 19.1% for placebo (p< 0.0001 both doses). The effects on fibrosis improvement without worsening of MASH in an ITT analysis were 31.8% and 34.5% for pemvidutide 1.2 mg and 1.8 mg, respectively compared with 25.9% for placebo (differences not statistically significant). A supplemental AI-based analysis demonstrated statistically significant reductions in fibrosis, including 30.6% of subjects receiving pemvidutide 1.8 mg achieving a 60% or more reduction in fibrosis compared to 8.2% receiving placebo (p< 0.001).

Statistically significant changes in well-established non-invasive tests of fibrosis, including ELF score and VCTE were also observed compared with placebo at both doses. Together, this data suggests strong evidence of anti-fibrotic activity of pemvidutide in the MASH population. At 24 weeks, mean weight loss in pemvidutide-treated subjects was 5.0% and 6.2% at the 1.2 mg and 1.8 mg doses, respectively, versus 1.0% in the placebo arm (p< 0.001, both doses).

Pemvidutide also demonstrated favorable safety and tolerability, with a low overall treatment discontinuation rates and rates of discontinuations due to adverse events were also low at 0.0% and 1.2% in the pemvidutide 1.2 mg and 1.8 mg groups versus 2.4% in the placebo group, an important finding given that no dose titration was used in the trial. There were no serious adverse events related to study medication.

AUD and ALD

On March 13, 2025, we announced that we are pursuing two additional indications for our lead product candidate, pemvidutide. The new indications are Alcohol Use Disorder (“AUD”) and Alcohol-Associated Liver Disease (“ALD”), also known as Alcohol Liver Disease.

AUD is a chronic disease characterized by excessive drinking. In addition to the underlying alcohol misuse by AUD patients, AUD patients have comorbidities that pose significant treatment and management challenges (including liver steatosis, obesity, hypertension and hyperlipidemia). On May 19, 2025, we announced the enrollment of the first subject in the RECLAIM Phase 2 trial evaluating the efficacy and safety of pemvidutide in subjects with AUD. RECLAIM is a randomized, placebo-controlled trial conducted across approximately 15 sites in the United States, targeting enrollment of approximately 100 subjects. Subjects will be randomized 1:1 to receive either 2.4 mg pemvidutide or placebo weekly for 24 weeks. The trial’s primary endpoint is a change in alcohol consumption, measured by the change from baseline in the average number of heavy drinking days per week at Week 24, with the key secondary endpoints including the proportion of subjects achieving a 2-level reduction in World Health Organization (“WHO”) risk drinking level and the absolute change from baseline in average levels of phosphatidylethanol (“PEth”), a serum biomarker of alcohol intake.

ALD is a condition that damages the liver due to excessive and chronic alcohol use. ALD progression (like MASH progression) begins with liver steatosis, which may lead to inflammation, fibrosis and, ultimately, to cirrhosis. On July 9, 2025, we announced the enrollment of the first patient in the RESTORE Phase 2 trial evaluating the efficacy and safety of pemvidutide in subjects with ALD. RESTORE is a randomized, placebo-controlled trial enrolling approximately 100 patients across 34 sites in the United States. Subjects will be randomized 1:1 to receive either 2.4mg pemvidutide or placebo weekly for 48 weeks. The trial’s primary endpoint is the change from baseline in liver stiffness measurement (“LSM”) by Vibration Controlled Transient Elastography (“VCTE”) at Week 24. Key secondary endpoints include the change from baseline in LSM by VCTE at Week 48, changes in Enhanced Liver Fibrosis (“ELF”) score at Weeks 24 and 48, and changes in alcohol consumption and body weight at the same time points.

Recent Global Events

Tariffs

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

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Increase (Decrease)
Revenues	$5	$5	$—	—%
Operating expenses:
Research and development	17,236	21,155	(3,919)	(19)%
General and administrative	5,691	5,595	96	2%
Total operating expenses	22,927	26,750	(3,823)	(14)%
Loss from operations	(22,922)	(26,745)	(3,823)	(14)%
Other income (expense):
Interest expense	(264)	(1)	263
Interest income	1,132	2,182	(1,050)	(48)%
Other income (expense), net	(92)	(76)	(16)	21%
Total other income (expense), net	776	2,105	(1,329)	(63)%
Net loss	$(22,146)	$(24,640)	$(2,494)	(10)%

Revenues

We have not generated any revenues from the sale of any products to date. Our revenue in previous years consisted primarily of government and foundation grants and contracts that supported our efforts on specific research projects.

Research and development expenses

Research and development expenses consisted primarily of expenses related to product candidate development. Research and development expenses decreased by $3.9 million, or 19%, for the three months ended June 30, 2025, as compared to the same period ended June 30, 2024:

	Three Months Ended June 30,
	2025	2024	Increase (Decrease)
Pemvidutide
MASH	$6,469	$10,175	$(3,706)	(36)%
Alcohol-Associated Liver Disease	1,538	—	1,538	100%
Alcohol Use Disorder	1,096	—	1,096	100%
Other pemvidutide expenses	2,058	3,587	(1,529)	(43)%
Total pemvidutide expenses	11,161	13,762	(2,601)	(19)%
HepTcell	—	1,000	(1,000)	100%
Non-project costs	6,075	6,393	(318)	(5)%
Total research and development expenses	$17,236	$21,155	$(3,919)	(19)%

The decrease in research and development expenses for MASH was primarily due to ongoing enrollment for the IMPACT Phase 2b trial in MASH during the first half of 2024. The decrease in other pemvidutide expenses was primarily due to a $1.6 million decrease in manufacturing expenses. These decreases were partially offset by the increase in expense associated with the start of the AUD and ALD trials.

The decrease in research and development expenses for HepTcell was due to the termination of HepTcell in March 2024.

General and administrative expenses

General and administrative expenses increased by $0.1 million, or 2%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.

Total other income (expense), net

Total other income (expense), net decreased by $1.3 million, or 63%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The net decrease was primarily due to a $1.0 million decrease in interest income earned on our cash equivalents and short-term investments and a $0.3 million increase in interest expense related to the Term Loan.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Increase (Decrease)
Revenues	$10	$10	$—	—%
Operating expenses:
Research and development	33,063	42,642	(9,579)	(22)%
General and administrative	11,684	10,907	777	7%
Total operating expenses	44,747	53,549	(8,802)	(16)%
Loss from operations	(44,737)	(53,539)	(8,802)	(16)%
Other income (expense):
Interest expense	(265)	(2)	263
Interest income	2,677	4,595	(1,918)	(42)%
Other income (expense), net	(77)	(88)	11	(13)%
Total other income (expense), net	2,335	4,505	(2,170)	(48)%
Net loss before income taxes	(42,402)	(49,034)	6,632	(14)%
Income tax expense (benefit)	(681)	—	(681)	100%
Net loss	$(41,721)	$(49,034)	$(7,313)	(15)%

Revenues

We have not generated any revenues from the sale of any products to date. Our revenue in previous years consisted primarily of government and foundation grants and contracts that supported our efforts on specific research projects.

Research and development expenses

Research and development expenses consisted primarily of expenses related to product candidate development. Research and development expenses decreased by $9.6 million, or 22%, for the six months ended June 30, 2025, as compared to the same period ended June 30, 2024:

	Six Months Ended June 30,
	2025	2024	Increase (Decrease)
Pemvidutide
MASH	$12,786	$18,912	$(6,126)	(32)%
Alcohol-Associated Liver Disease	1,596	—	1,596	100%
Alcohol Use Disorder	1,412	—	1,412	100%
Other pemvidutide expenses	4,598	8,377	(3,779)	(45)%
Total pemvidutide expenses	20,392	27,289	(6,897)	(25)%
HepTcell	—	2,025	(2,025)	(100)%
Non-project costs	12,671	13,328	(657)	(5)%
Total research and development expenses	$33,063	$42,642	$(9,579)	(22)%

The decrease in research and development expenses for MASH was primarily due to ongoing enrollment for the IMPACT Phase 2b trial in MASH during the first half of 2024. The decrease in other pemvidutide expenses was primarily due to a $3.3 million decrease in manufacturing expenses. These decreases were partially offset by the increase in expense associated with the start of the AUD and ALD trials.

The decrease in research and development expenses for HepTcell was due to the termination of HepTcell in March 2024.

General and administrative expenses

General and administrative expenses increased by $0.8 million, or 7%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to a $0.8 million increase in expenses for professional services.

Total other income (expense), net

Total other income (expense), net decreased by $2.2 million, or 48%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The net decrease was primarily due to a $1.9 million decrease in interest income earned on our cash equivalents and short-term investments and a $0.3 million increase in interest expense related to our Term Loan.

Income tax expense (benefit)

During the six months ended June 30, 2025, we have recorded a discrete tax benefit of approximately $0.7 million related to a portion of carryback claims with the State of Maryland of which we previously held an uncertain tax position against. Other than the discrete tax benefit discussed above, due to a full valuation allowance, the Company did not record an income tax expense (benefit) for either of the six months ended June 30, 2025 and 2024.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the six months ended June 30, 2025 were from equity transactions, interest from our money market funds and short-term investments, and proceeds from maturity of our short-term investments. Our cash, cash equivalents, and restricted cash were $183.1 million as of June 30, 2025. We believe, based on the operating cash requirements and capital expenditures expected for 2025 and 2026, our cash on hand as of June 30, 2025, together with expected cash receipts from our R&D incentives, are sufficient to fund operations for at least a twelve-month period from the issuance date of our June 30, 2025 consolidated financial statements.

We have not generated any revenues from the sale of any products to date and there is no assurance of any future revenues from product sales. We have incurred significant losses since we commenced operations. As of June 30, 2025, we had an accumulated deficit of $603.1 million. In addition, we have not generated positive cash flows from operations. We have had to rely on a variety of financing sources, including the issuance of debt and equity securities. As capital resources are consumed to fund our research and development activities, we may require additional capital beyond our currently anticipated amounts. In order to address our capital needs, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, and monetization of our existing programs through partnership arrangements or sales to third parties.

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

At-the-Market Offerings

On February 27, 2025, we entered an Equity Distribution Agreement (the “2025 Agreement”) with Leerink Partners LLC, Piper Sandler & Co. and Stifel, Nicolaus & Company, Incorporated, serving as sales agents, with respect to an at-the-market offerings program under which we offered and sold shares of our common stock having an aggregate offering price of up to $150.0 million through the sale agents from the 2025 Shelf. During the six months ended June 30, 2025, we have sold 8,052,064 shares of common stock under the 2025 Agreement resulting in approximately $42.4 million in net proceeds, and as of June 30, 2025, $106.2 million remained available to be sold under the 2025 Agreement.

On February 28, 2023, we entered an Equity Distribution Agreement (the “2023 Agreement”) with Evercore Group L.L.C., JMP Securities LLC and B. Riley Securities, Inc., serving as sales agents, with respect to an at-the-market offerings program under which we offered and sold shares of our common stock having an aggregate offering price of up to $150.0 million through the sale agents from the 2023 Shelf. During the six months ended June 30, 2025, we have sold 4,467,866 shares of common stock under the 2023 Agreement, resulting in approximately $30.2 million in net proceeds. Since inception through the expiration of the 2023 Agreement in February 2025, we raised approximately $126.8 million in net proceeds through the issuance of 26,129,903 shares of our common stock. As of June 30, 2025, there were no remaining shares available under the 2023 Agreement as the 2023 Agreement was terminated.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024	Increase (Decrease)
Net cash (used in) provided by:
Operating activities	$(36,190)	$(34,465)	$1,725
Investing activities	96,006	(43,217)	139,223
Financing activities	86,363	(307)	86,670
Net increase (decrease) in cash and cash equivalents and restricted cash	$146,179	$(77,989)	$224,168

Operating Activities

Net cash used in operating activities was $36.2 million for the six months ended June 30, 2025 compared to $34.5 million during the six months ended June 30, 2024. The primary uses of cash from our operating activities include payments for labor and labor-related costs, professional fees, research and development costs associated with our clinical trials, and other general corporate expenditures. The increase in cash used in operations of $1.7 million year over year is due to changes in working capital accounts of $8.8 million, partially offset by an increase in net loss as adjusted for non-cash items of $7.1 million.

Investing Activities

Net cash provided by investing activities was $96.0 million for the six months ended June 30, 2025 compared to $43.2 million net cash used in investing activities during the six months ended June 30, 2024. The net cash provided by investing activities during the six months ended June 30, 2025 was primarily due to a $143.6 million in proceeds from sale and maturities of short-term investments, partially offset by the purchases of $47.6 million of short-term investments. The net cash used in investing activities during the six months ended June 30, 2024 was primarily due to a $76.7 million purchase of short-term investments, partially offset by a $33.5 million in proceeds from sale and maturities of short-term investments.

Financing Activities

Net cash provided by financing activities was $86.4 million during the six months ended June 30, 2025 compared to $0.3 million cash used in financing activities during the six months ended June 30, 2024. The net cash provided by financing activities during the six months ended June 30, 2025 was primarily the result of the receipt of $72.3 million in net proceeds from the issuance of common stock from our at-the-market offerings program, $14.6 million in net proceeds from the term loan, and $0.2 million in proceeds from the ESPP, partially offset by $0.7 million net payments for tax withholding obligations related to share-based compensation. The net cash used in financing activities during the six months ended June 30, 2024 was primarily due to $0.8 million net payments for tax withholding obligations related to share-based compensation, partially offset by $0.2 million in proceeds from proceeds from the ESPP and $0.2 million in proceeds from exercise of stock warrants.

Current Resources

We have financed our operations to date principally through our equity offerings and proceeds from issuances of our common stock. As of June 30, 2025, we had $183.1 million of cash, cash equivalents, and restricted cash. Accordingly, management believes that we have sufficient capital to fund our plan of operations for at least a twelve-month period from the issuance date of our June 30, 2025 financial statements. However, in order to address our capital needs in the long-term, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, and monetization of our existing programs through partnership arrangements or sales to third parties.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 5, 2025, a class action complaint was filed in federal district court in the District of Maryland, Southern Division, naming as defendants the Company and two of the Company’s executive officers, captioned Collier v. Altimmune, Inc., et al., Case No. 8:25-cv-02581 (D. Md.) (the “Collier Class Action”). The Collier Class Action alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact to the investing public including the plaintiff and class members, who purchased or otherwise acquired the Company’s common stock between August 10, 2023 and June 25, 2025, including relating to pemvidutide and our IMPACT Phase 2b trial of pemvidutide in MASH. The plaintiff and class members seek, among other things, to have the action maintained as a class action under Rule 23 of the Federal Rules of Civil Procedure and for the defendants to pay damages, interest, and an award of costs, including attorneys’ fees. We intend to defend vigorously against this litigation.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on February 27, 2025and the latest Quarterly Report on Form 10-Q filed with the SEC on May 13, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of our officers or directors adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

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

10.1 §

Loan and Security Agreement, dated May 13, 2025, by and between Altimmune, Inc. and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on May 13, 2025)

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

ALTIMMUNE, INC.

Dated: August 12, 2025	By:	/s/ Vipin K. Garg
	Name:	Vipin K. Garg
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2025	By:	/s/ Gregory Weaver
	Name:	Gregory Weaver
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)