Form 10-Q
period 2025-09-30
Altimmune, Inc.
filed 2025-11-06
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 31, 2025 there were 104,254,173 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

ALTIMMUNE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALTIMMUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share amounts)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,236	$36,926
Restricted cash	42	42
Total cash, cash equivalents and restricted cash	61,278	36,968
Short-term investments	149,540	94,965
Accounts and other receivables	845	544
Income tax and R&D incentive receivables	547	2,573
Prepaid expenses and other current assets	4,405	2,204
Total current assets	216,615	137,254
Property and equipment, net	337	413
Other assets	1,495	1,639
Total assets	$218,447	$139,306
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,804	$211
Accrued expenses and other current liabilities	7,802	10,257
Total current liabilities	12,606	10,468
Term loan, noncurrent	14,445	—
Other noncurrent liabilities	5,795	5,330
Total liabilities	32,846	15,798
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 95,598,665 and 72,352,701 shares issued and outstanding as of September 30, 2025 and December 31 2024, respectively	10	7
Additional paid-in capital	812,732	689,864
Accumulated deficit	(622,125)	(561,390)
Accumulated other comprehensive loss, net	(5,016)	(4,973)
Total stockholders’ equity	185,601	123,508
Total liabilities and stockholders’ equity	$218,447	$139,306

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$5	$5	$15	$15
Operating expenses:
Research and development	14,960	19,803	48,023	62,445
General and administrative	5,904	4,969	17,588	15,876
Total operating expenses	20,864	24,772	65,611	78,321
Loss from operations	(20,859)	(24,767)	(65,596)	(78,306)
Other income (expense):
Interest expense	(495)	(6)	(760)	(8)
Interest income	2,426	1,910	5,103	6,505
Other income (expense), net	(86)	18	(163)	(70)
Total other income (expense), net	1,845	1,922	4,180	6,427
Net loss before income taxes	(19,014)	(22,845)	(61,416)	(71,879)
Income tax expense (benefit)	—	—	(681)	—
Net loss	(19,014)	(22,845)	(60,735)	(71,879)
Other comprehensive income — unrealized gain (loss) on short-term investments	23	347	(43)	159
Comprehensive loss	$(18,991)	$(22,498)	$(60,778)	$(71,720)
Net loss per share, basic and diluted	$(0.21)	$(0.32)	$(0.74)	$(1.01)
Weighted-average common shares outstanding, basic and diluted	89,418,028	71,084,787	82,198,581	70,927,222

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2024	72,352,701	$7	$689,864	$(561,390)	$(4,973)	$123,508
Stock-based compensation	—	—	4,015	—	—	4,015
Exercise of stock options	1,250	—	4	—	—	4
Vesting of restricted stock awards including withholding, net	165,259	—	(678)	—	—	(678)
Issuance of common stock from Employee Stock Purchase Plan	32,872	—	170	—	—	170
Issuance of common stock in at-the-market offerings, net	5,273,368	1	34,747	—	—	34,748
Unrealized (loss) gain on short-term investments	—	—	—	—	(30)	(30)
Net loss	—	—	—	(19,575)	—	(19,575)
Balance at March 31, 2025	77,825,450	$8	$728,122	$(580,965)	$(5,003)	$142,162
Stock-based compensation	—	$—	$3,566	$—	$—	$3,566
Exercise of stock options	1,667	—	4	—	—	4
Vesting of restricted stock awards including withholding, net	2,621	—	(6)	—	—	(6)
Issuance of common stock in at-the-market offerings, net	7,246,562	1	37,822	—	—	37,823
Unrealized (loss) gain on short-term investments	—	—	—	—	(36)	(36)
Net loss	—	—	—	(22,146)	—	(22,146)
Balance at June 30, 2025	85,076,300	$9	$769,508	$(603,111)	$(5,039)	$161,367
Stock-based compensation	—	$—	$3,554	$—	$—	$3,554
Exercise of stock options	11,250	—	33	—	—	33
Issuance of common stock from Employee Stock Purchase Plan	38,470	—	121	—	—	121
Issuance of common stock in at-the-market offerings, net	10,472,645	1	39,516	—	—	39,517
Unrealized (loss) gain on short-term investments	—	—	—	—	23	23
Net loss	—	—	—	(19,014)	—	(19,014)
Balance at September 30, 2025	95,598,665	$10	$812,732	$(622,125)	$(5,016)	$185,601

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

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,735)	$(71,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,135	11,039
Depreciation of property and equipment	86	205
Accretion of discounts on short-term investments	(1,313)	(3,031)
Amortization of debt discount and costs	171	—
Loss on foreign currency exchange	116	69
Deferred income tax benefit	(681)	—
Changes in operating assets and liabilities:
Accounts receivable	(301)	683
Prepaid expenses and other assets	(1,903)	3,920
Accounts payable	4,593	(937)
Accrued expenses and other liabilities	(1,962)	(2,482)
Income tax and R&D incentive receivables	2,707	830
Net cash used in operating activities	(48,087)	(61,583)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	143,589	60,500
Purchases of short-term investments	(196,894)	(102,518)
Purchases of property and equipment	(10)	—
Net cash used in investing activities	(53,315)	(42,018)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	(298)	—
Proceeds from exercises of warrants	—	161
Proceeds from term loan	15,000	—
Payment for debt issuance costs	(726)	—
Proceeds from issuance of common stock in at-the-market offerings, net	112,088	—
Proceeds from issuance of common stock from Employee Stock Purchase Plan	291	300
Proceeds from exercises of stock options	41	346
Payments for tax withholding in share-based compensation	(684)	(848)
Net cash provided by (used in) financing activities	125,712	(41)
Net increase (decrease) in cash and cash equivalents and restricted cash	24,310	(103,642)
Cash, cash equivalents and restricted cash at beginning of period	36,968	135,158
Cash, cash equivalents and restricted cash at end of period	$61,278	$31,516

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$460	$—
Cash received from income tax refunds	$1,422	$—
SUPPLEMENTAL NON-CASH ACTIVITIES:
Operating lease liability and right-of-use asset addition	$—	$1,409

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

The Company is developing novel peptide-based therapeutics for liver and cardiometabolic diseases. The Company’s lead program is pemvidutide (formerly known as ALT-801), a balanced 1:1 glucagon/GLP-1 dual receptor agonist for the treatment of metabolic dysfunction-associated steatohepatitis (“MASH”), alcohol use disorder (“AUD”) and alcohol-associated liver disease (“ALD”). The Company may also pursue additional indications for pemvidutide that leverage its differentiated clinical profile. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital, and has financed its operations through the issuance of common and preferred stock, long-term debt, and proceeds from research grants and government contracts. The Company has not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales.

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

2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2025, there have been no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025.

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

Income Taxes

During the nine months ended September 30, 2025, the Company has recorded a discrete tax benefit of approximately $0.7 million, related to a portion of carryback claims with the State of Maryland of which the Company previously held an uncertain tax position against. Other than the discrete tax benefit discussed above, due to a full valuation allowance, the Company did not record an income tax expense (benefit) for either of the three and nine months ended September 30, 2025 and 2024. The Company calculates its quarterly income tax provision based on estimated, annual effective tax rates applied to ordinary income (or loss) and other known items computed and recognized as they occur. The Company’s total provision is based on the United States statutory rate, increased by state and foreign taxes and reduced by a full valuation allowance on the Company’s deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on our consolidated financial statements and will continue to evaluate the full impact of these legislative changes as additional guidance becomes available; however, it does not expect the OBBBA to have a material impact on our estimated annual effective tax rate in 2025.

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

3. Fair Value Measurements

The Company’s assets measured at fair value on a recurring basis as of September 30, 2025 consisted of the following (in thousands):

	Fair Value Measurement at September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$16,640	$16,640	$—	$—
Cash equivalents - agency debt securities	1,990	—	1,990	—
Cash equivalents - commercial paper	11,621	—	11,621	—
Cash equivalents - US treasury	5,964	—	5,964	—
Short-term investments	149,540	—	149,540	—
Total	$185,755	$16,640	$169,115	$—

The Company’s assets measured at fair value on a recurring basis as of December 31, 2024 consisted of the following (in thousands):

	Fair Value Measurement at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$27,279	$27,279	$—	$—
Short-term investments	94,965	—	94,965	—
Total	$122,244	$27,279	$94,965	$—

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

Short-term investments with quoted prices as of September 30, 2025 as shown below (in thousands):

	September 30, 2025
		Unrealized Gain	Unrealized Gain
	Amortized Cost	Unrealized (Loss) Gain	Credit loss	Market Value
United States treasury securities	$49,233	$7	$—	$49,240
Commercial paper and corporate debt securities	86,356	8	—	86,364
Asset backed securities	8,001	5	—	8,006
Agency debt securities	5,927	3	—	5,930
Total	$149,517	$23	$—	$149,540

Short-term investments with quoted prices as of December 31, 2024 as shown below (in thousands):

	December 31, 2024
		Unrealized Gain	Unrealized Gain
	Amortized Cost	Unrealized (Loss) Gain	Credit Loss	Market Value
United States treasury securities	$21,375	$16	$—	$21,391
Commercial paper and corporate debt securities	52,641	15	—	52,656
Asset backed securities	5,951	14	—	5,965
Agency debt securities	14,931	22	—	14,953
Total	$94,898	$67	$—	$94,965

During the nine months ended September 30, 2025, the Company recognized approximately $0.1 million realized net loss from the sales of available-for-sale debt securities that were classified as short-term investments. These investments had an insignificant amount of unrealized net loss that was reclassified out of other comprehensive income.

As of September 30, 2025 and December 31, 2024, none of the unrealized losses on the Company’s short-term investments were a result of credit loss; therefore, any unrealized losses were recognized in other comprehensive income.

As of September 30, 2025 and December 31, 2024, the Company had $0.7 million and $0.4 million, respectively, accrued interest on short-term investments included in “Accounts and other receivables” on the accompanying Consolidated Balance Sheets.

The carrying amounts of the Company’s debt approximate fair value because the rates are floating rates based on the prime lending rate, which approximates market rates (see Note 5) and represents a Level 2 fair value measurement.

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. Assets recorded at fair value on a non-recurring basis, such as property and equipment and intangible assets are recognized at fair value when they are impaired. During the nine months ended September 30, 2025 and year ended December 31, 2024, the Company had no assets or liabilities that were measured at fair value on a non-recurring basis.

4. Accrued Expenses

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued professional services	$403	$401
Accrued payroll and employee benefits	2,411	3,079
Accrued research and development	4,564	6,443
Lease obligation, current portion	247	279
Accrued interest and other	177	55
Total accrued expenses and other current liabilities	$7,802	$10,257

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

The Loan Agreement includes customary representations and warranties and covenants associated with the Term Loan. Such terms include (1) covenants concerning financial and other reporting obligations, and (2) certain limitations on indebtedness, liens, investments, distributions (including dividends), collateral, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. Compliance with the financial covenant will be conditionally waived pursuant to the terms of the Loan Agreement when the Company’s market capitalization exceeds $800 million. The Loan Agreement includes customary events of default, including payment defaults, breaches of representations and warranties, breaches of covenants following any applicable cure period and the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Loan Agreement. As of September 30, 2025, the Company was in compliance with the covenants under the Loan Agreement.

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

The Company incurred interest expense on the Term Loan, including debt discount and issuance costs amortization, of $0.5 million and $0.8 million during the three and nine months ended September 30, 2025, respectively.

The Term Loan consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Term loan principal amount	$15,000	$—
End of term charge	937	—
Unamortized discount and issuance costs	(1,492)	—
Total term loan	14,445	—
Less: current portion of term loan	—	—
Total term loan, net of current portion	$14,445	$—

Future principal loan payments on the currently outstanding Term Loan as of September 30, 2025 are as follows (in thousands):

2025 - remainder of the year	$—
2026	—
2027	4,449
2028	7,266
2029	3,285
Total future principal payments	15,000
Add: End of term charge	937
Less: Unamortized discount and issuance costs	(1,492)
Less: Current portion of term loan	—
Total term loan, net of current portion	$14,445

6. Other Noncurrent Liabilities

The Company’s other noncurrent liabilities are summarized as follows (in thousands):

	September 30, 2025	December 31, 2024
Research and development incentive credit	$4,416	$3,746
Lease obligation, long-term portion	1,213	1,402
Conditional economic incentive grants	160	160
Other	6	22
Total other noncurrent liabilities	$5,795	$5,330

7. Stockholders’ Equity

The Amended and Restated Certificate of Incorporation, as amended (“Charter”), authorized the Company to issue 200,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2025, the Company had 95,598,665 shares of common stock issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

The Charter also authorized the Company to issue 1,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2025, the Company had no shares of preferred stock issued and outstanding.

At-the-Market Offerings

On February 27, 2025, the Company entered into an Equity Distribution Agreement (the “2025 Agreement”) with Leerink Partners LLC, Piper Sandler & Co. and Stifel, Nicolaus & Company, Incorporated, serving as sales agents (the “2025 Sales Agents”) with respect to an at-the-market offerings program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $150.0 million (the “2025 Shares”) through the 2025 Sales Agents (the “2025 Offering”). All Shares offered and sold in the 2025 Offering will be issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on February 27, 2025, which was declared effective on March 13, 2025, and the prospectus supplements related to the 2025 Offering that form a part of the Registration Statement. The Company capitalized approximately $0.3 million of other offering costs which will offset the proceeds received from the shares sold under the 2025 Agreement. During the nine months ended September 30, 2025, the Company has sold 18,524,709 shares of common stock under the 2025 Agreement resulting in approximately $81.9 million in proceeds, net of $2.7 million commission and other offering costs, and as of September 30, 2025, $65.4 million remained available to be sold under the 2025 Agreement. As of September 30, 2025, there was $0.1 million deferred offering costs included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.

On February 28, 2023, the Company entered into an Equity Distribution Agreement (the “2023 Agreement”) with Evercore Group L.L.C., JMP Securities LLC and B. Riley Securities, Inc., serving as sales agents (the “2023 Sales Agents”), with respect to an at-the-market offerings program under which the Company offered and sold shares of its common stock, having an aggregate offering price of up to $150.0 million (the “2023 Shares”) through the 2023 Sales Agents (the “2023 Offering”). All 2023 Shares offered and sold in the 2023 Offering were issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on February 28, 2023. During the nine months ended September 30, 2025, the Company has sold 4,467,866 shares of common stock under the 2023 Agreement resulting in approximately $30.2 million in proceeds, net of $1.0 million commission and other offering costs. Since inception through the expiration of the 2023 Agreement in February 2025, the Company sold 26,129,903 shares of common stock under the 2023 Agreement, resulting in approximately $126.8 million in proceeds, As of September 30, 2025, there were no remaining shares available under the 2023 Agreement as the 2023 Agreement was terminated.

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

Stock Options

The Company’s stock option awards generally vest over four years and typically have a contractual life of ten years. As of September 30, 2025, there was $20.2 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.6 years. During the nine months ended September 30, 2025, the Company granted 2,672,150 stock options with a weighted average exercise price of $5.86 and per share weighted average grant date fair value of $4.74.

Information related to stock options outstanding as of September 30, 2025 is as follows (in thousands, except share, exercise price, and contractual term):

			Weighted-Average
		Weighted-	Remaining
	Number of	Average	Contractual Term	Aggregate Intrinsic
	Stock Options	Exercise Price	(Years)	Value
Outstanding, December 31, 2024	6,630,477	$9.32	6.0	$5,839
Granted	2,672,150	$5.86
Exercised	(14,167)	$2.91
Forfeited or expired	(627,103)	$9.56
Outstanding, September 30, 2025	8,661,357	$8.24	5.9	$1,076
Exercisable, September 30, 2025	4,502,219	$9.23	5.9	$1,036
Vested and expected to vest, September 30, 2025	8,287,035	$8.29	5.9	$1,072

Restricted Stock Units (RSUs)

During the nine months ended September 30, 2025, the Company granted 577,700 shares of RSUs with a weighted average grant date fair value of $6.31 which vest over four years. As of September 30, 2025, the Company had unvested RSUs of 1,135,950 shares with total unrecognized compensation expense of $6.3 million, which the Company expects to recognize over a weighted average period of approximately 2.7 years. During the nine months ended September 30, 2025, the Company issued 167,880 shares of unrestricted common stock as a result of the vesting of 267,903 RSUs net of 100,023 shares of common stock withheld to satisfy tax withholding obligations.

2019 Employee Stock Purchase Plan (“ESPP”)

Under the ESPP, employees purchased 71,342 shares of the Company’s common stock for $0.3 million during the nine months ended September 30, 2025.

Stock-based Compensation Expense

Stock-based compensation expense is classified in the unaudited consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development	$1,522	$1,545	$4,851	$4,794
General and administrative	2,032	1,533	6,284	6,245
Total	$3,554	$3,078	$11,135	$11,039

9. Net Loss Per Share

Because the Company has reported net loss attributable to common stockholders for the three and nine months ended September 30, 2025 and 2024, basic and diluted net loss per share attributable to common stockholders in each period are the same.

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

Potential common shares, issuable upon conversion, vesting, or exercise of unvested RSUs and stock options, that are excluded from the computation of diluted weighted-average shares outstanding, as they are anti-dilutive, are as follows:

	Three and Nine Months Ended
	September 30,
	2025	2024
Common stock options	8,725,956	6,435,016
Restricted stock units	1,135,950	784,227

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

Litigation

On August 5, 2025, a class action complaint was filed in federal district court in the District of Maryland, Southern Division, naming as defendants the Company and two of the Company’s executive officers, which is now captioned In re Altimmune, Inc. Securities Litigation, Case No. 8:25-cv-02581 (D. Md.) (the “Securities Class Action”). The Securities Class Action alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact to the investing public including the plaintiff and class members, who purchased or otherwise acquired the Company’s common stock between August 10, 2023 and June 25, 2025, including relating to pemvidutide and our IMPACT Phase 2b trial of pemvidutide in MASH. The plaintiff and class members seek, among other things, to have the action maintained as a class action under Rule 23 of the Federal Rules of Civil Procedure and for the defendants to pay damages, interest, and an award of costs, including attorneys’ fees. On October 16, 2025, the court appointed lead plaintiffs for the litigation. On October 29, 2025, the court entered an order requiring lead plaintiffs to file an amended complaint by November 26, 2025, and for defendants to file an answer or notice of intent to file a motion to dismiss such amended complaint by December 10, 2025. The Company intends to defend vigorously against this litigation.

On September 29, 2025, a shareholder derivative complaint was filed in federal district court in the District of Maryland, purportedly on behalf of the Company, naming as defendants two of the Company’s then-executive officers and eight of the Company’s current and former board members, captioned Alaraidah v. Altimmune, Inc., et al., No. 8:25-cv-03223 (D. Md.) (the “Derivative Action”). The complaint is based upon allegations that are similar to those alleged in a class action complaint previously filed against us in the Securities Class Action and alleges claims for violations of

Section 14(a) of the Securities Exchange Act of 1934, breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 based on the defendants purportedly making or causing to be made false and misleading statements and omissions of material fact between August 10, 2023 and June 25, 2025. The complaint seeks unspecified monetary relief, restitution, costs, and equitable relief. The Company intends to defend vigorously against this litigation.

The Company is a party to various contracts that are subject to potential disputes, litigation, and claims arising in the ordinary course of business, none of which are currently reasonably possible or probable of material loss.

11. Segment Information

The Company is a late clinical-stage biopharmaceutical company developing novel peptide-based therapeutics for liver and cardiometabolic diseases. The Company’s lead program is pemvidutide, a balanced 1:1 glucagon/GLP-1 dual receptor agonist for the treatment of MASH, AUD and ALD. To date, the Company has not generated any revenue from the sale of any products.

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

During October 2025 and through the date of the issuance of the financial statements, the Company raised $33.8 million in net proceeds through the issuance of 8,743,720 shares of common stock pursuant to the 2025 Offering.

On November 5, 2025, (the “Amendment Closing”), the Company entered into an amendment to the Loan Agreement with Hercules and the lenders party thereto, pursuant to which the lenders will, subject to certain terms and conditions, increase the availability under the Term Loan from an aggregate principal amount of $100.0 million to $125.0 million. The Term Loan, as amended, is structured in four tranches. As disclosed in Note 5, the first Term Loan tranche was drawn down on the Closing Date in an aggregate principal amount of $15.0 million. The second Term Loan tranche was drawn down on the Amendment Closing in an aggregate principal amount of $20.0 million. Upon the achievement of certain milestones and subject to other terms and conditions set out in the Loan Agreement, as amended, the third Term Loan tranche will be made available in an aggregate principal amount of up to $10.0 million. The fourth Term Loan tranche will be made available in an aggregate principal amount of up to $80.0 million subject to the approval of the lenders. The Term Loan, as amended, bears interest equal to the greater of (a) 9.70% per annum and (b) the prime rate as reported in The Wall Street Journal plus 2.45% per annum. The interest-only period has been extended to 30 months from May 13, 2025.

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

Overview

Altimmune, Inc. is a late clinical-stage biopharmaceutical company developing novel peptide-based therapeutics for liver and cardiometabolic diseases. Our lead program is pemvidutide (formerly known as ALT-801), a balanced 1:1 glucagon/GLP-1 dual receptor agonist for the treatment of MASH, AUD and ALD. We may also pursue additional indications for pemvidutide that leverage our differentiated clinical profile. Except where the context indicates otherwise, references to “we,” “us,” “our,” “Altimmune”, or the “Company” refer to the company and its subsidiaries.

Recent Business Update

MASH

On June 26, 2025, we released planned, 24-week topline efficacy results from IMPACT, a Phase 2b trial in MASH. The Phase 2b trial enrolled 212 subjects with biopsy-confirmed MASH and fibrosis stages F2/F3 with and without diabetes randomized 1:2:2 to receive either weekly subcutaneous pemvidutide at 1.2 mg or 1.8 mg doses or placebo for 48 weeks.

In an intent-to-treat (“ITT”) analysis, in which subjects with missing biopsies were considered non-responders, the proportions of subjects achieving MASH resolution without worsening of fibrosis at 24 weeks were 58% and 52%, for pemvidutide 1.2 mg and 1.8 mg, respectively versus 20% for placebo (p< 0.0001 both doses). The effects on fibrosis improvement without worsening of MASH in an ITT analysis were 33% and 36% for pemvidutide 1.2 mg and 1.8 mg, respectively compared with 28% for placebo (differences not statistically significant). A supplemental AI-based analysis demonstrated statistically significant reductions in fibrosis, including 31% of subjects receiving pemvidutide 1.8 mg achieving a 60% or more reduction in fibrosis compared to 8% receiving placebo (p< 0.001). Statistically significant changes in well-established non-invasive tests of fibrosis, including ELF score and VCTE were also observed compared with placebo at both doses. Together, this data suggests strong evidence of anti-fibrotic activity of pemvidutide in the MASH population. At 24 weeks, mean weight loss in pemvidutide-treated subjects was 4.8% and 5.8% at the 1.2 mg and 1.8 mg doses, respectively, versus 0.5% in the placebo arm (p< 0.001, both doses). The numerical values here are slightly different than originally announced as part of the topline data, but do not impact statistical significance across any of the results.

Pemvidutide also demonstrated favorable safety and tolerability, with low overall treatment discontinuation rates due to adverse events of less than 1% and 1.2% in the pemvidutide 1.2 mg and 1.8 mg groups versus 2.4% in the placebo group, an important finding given that no dose titration was used in the trial. There were no serious adverse events related to study medication.

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

On August 19, 2025, we announced that the U.S. Food and Drug Administration has granted Fast Track designation to pemvidutide for the treatment of AUD. Fast Track designation is intended to accelerate the development and review of new drugs that target serious conditions and address unmet medical needs.

On November 3, 2025, we announced the completion of enrollment in the RECLAIM. Enrollment completed ahead of schedule, underscoring strong interest from patient community in a new therapeutic option for AUD. We noted that we are on track to complete the 24-week treatment period and announce topline results in 2026.

ALD is a disease characterized by damage to the liver due to excessive and chronic alcohol use. ALD progression (like MASH progression) begins with liver steatosis, which may lead to inflammation, fibrosis and, ultimately, to cirrhosis. On July 9, 2025, we announced the enrollment of the first patient in the RESTORE Phase 2 trial evaluating the efficacy and safety of pemvidutide in subjects with ALD. RESTORE is a randomized, placebo-controlled trial enrolling approximately 100 patients across 34 sites in the United States. Subjects will be randomized 1:1 to receive either 2.4mg pemvidutide or placebo weekly for 48 weeks. The trial’s primary endpoint is the change from baseline in liver stiffness measurement (“LSM”) by Vibration Controlled Transient Elastography (“VCTE”) at Week 24. Key secondary endpoints include the change from baseline in LSM by VCTE at Week 48, changes in Enhanced Liver Fibrosis (“ELF”) score at Weeks 24 and 48, and changes in alcohol consumption and body weight at the same time points.

Recent Global Events

Tariffs

The United States recently imposed reciprocal and additional tariffs on many countries around the world. Such tariffs and counter tariffs by other countries against the U.S. have been causing uncertainties in the global markets and supply chain. If the tariffs and counter tariffs continue or escalate, they could have a significant negative effect on the global economy or on our operations, including continued inflationary pressures on raw materials, supply chain and logistics disruptions, and volatility in the capital markets, foreign exchange rates and interest rates.

U.S. Government Shutdown

On October 1, 2025, the U.S. federal government entered a shutdown suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. If the shutdown continues for a prolonged period of time, it could result in significant delays in the SEC’s and FDA's ability to timely review and process any submissions we have filed or may file or cause other regulatory delays, which could have a material adverse effect on our business.

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Increase (Decrease)
Revenues	$5	$5	$—	—%
Operating expenses:
Research and development	14,960	19,803	(4,843)	(24)%
General and administrative	5,904	4,969	935	19%
Total operating expenses	20,864	24,772	(3,908)	(16)%
Loss from operations	(20,859)	(24,767)	(3,908)	(16)%
Other income (expense):
Interest expense	(495)	(6)	489
Interest income	2,426	1,910	516	27%
Other income (expense), net	(86)	18	(104)	(578)%
Total other income (expense), net	1,845	1,922	(77)	(4)%
Net loss	$(19,014)	$(22,845)	$(3,831)	(17)%

Revenues

We have not generated any revenues from the sale of any products to date. Our revenues in previous years consisted primarily of government and foundation grants and contracts that supported our efforts on specific research projects.

Research and development expenses

Research and development expenses consisted primarily of expenses related to product candidate development. Research and development expenses decreased by $4.8 million, or 24%, for the three months ended September 30, 2025, as compared to the same period ended September 30, 2024:

	Three Months Ended September 30,
(in thousands)	2025	2024	Increase (Decrease)
Pemvidutide
MASH	$4,327	$8,380	$(4,053)	(48)%
ALD	1,481	—	1,481	100%
AUD	1,874	—	1,874	100%
Other pemvidutide expenses	1,514	3,996	(2,482)	(62)%
Total pemvidutide expenses	9,196	12,376	(3,180)	(26)%
HepTcell	—	334	(334)	100%
Non-project costs	5,764	7,093	(1,329)	(19)%
Total research and development expenses	$14,960	$19,803	$(4,843)	(24)%

The decrease in research and development expenses for MASH was primarily due to ongoing enrollment for the IMPACT Phase 2b trial in MASH during 2024. The decrease in other pemvidutide expenses was primarily due to a $1.2 million decrease in manufacturing expenses. These decreases were partially offset by the increase in expense associated with the start of the AUD and ALD trials.

The decrease in research and development expenses for HepTcell was due to the termination of HepTcell in March 2024.

The decrease in non-project costs were primarily due to a $0.8 million initial cost for additional research and discovery projects during 2024 which were not pursued in 2025 and a $0.3 million reduction in overhead costs.

General and administrative expenses

General and administrative expenses increased by $0.9 million, or 19%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to a $0.7 million increase in stock compensation and other labor-related expenses and a $0.4 million increase in expenses for professional services.

Total other income (expense), net

Total other income (expense), net decreased by $0.1 million, or 4%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Increase (Decrease)
Revenues	$15	$15	$—	—%
Operating expenses:
Research and development	48,023	62,445	(14,422)	(23)%
General and administrative	17,588	15,876	1,712	11%
Total operating expenses	65,611	78,321	(12,710)	(16)%
Loss from operations	(65,596)	(78,306)	(12,710)	(16)%
Other income (expense):
Interest expense	(760)	(8)	752
Interest income	5,103	6,505	(1,402)	(22)%
Other income (expense), net	(163)	(70)	(93)	133%
Total other income (expense), net	4,180	6,427	(2,247)	(35)%
Net loss before income taxes	(61,416)	(71,879)	10,463	(15)%
Income tax expense (benefit)	(681)	—	(681)	100%
Net loss	$(60,735)	$(71,879)	$(11,144)	(16)%

Revenues

We have not generated any revenues from the sale of any products to date. Our revenues in previous years consisted primarily of government and foundation grants and contracts that supported our efforts on specific research projects.

Research and development expenses

Research and development expenses consisted primarily of expenses related to product candidate development. Research and development expenses decreased by $14.4 million, or 23%, for the nine months ended September 30, 2025, as compared to the same period ended September 30, 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024	Increase (Decrease)
Pemvidutide
MASH	$17,113	$27,292	$(10,179)	(37)%
ALD	3,077	—	3,077	100%
AUD	3,286	—	3,286	100%
Other pemvidutide expenses	6,112	12,373	(6,261)	(51)%
Total pemvidutide expenses	29,588	39,665	(10,077)	(25)%
HepTcell	—	2,359	(2,359)	(100)%
Non-project costs	18,435	20,421	(1,986)	(10)%
Total research and development expenses	$48,023	$62,445	$(14,422)	(23)%

The decrease in research and development expenses for MASH was primarily due to ongoing enrollment for the IMPACT Phase 2b trial in MASH during 2024. The decrease in other pemvidutide expenses was primarily due to a $4.5 million decrease in manufacturing expenses. These decreases were partially offset by the increase in expense associated with the start of the AUD and ALD trials.

The decrease in research and development expenses for HepTcell was due to the termination of HepTcell in March 2024.

The decrease in non-project costs were primarily due to a $1.3 million initial cost for additional research and discovery projects during 2024 which were not pursued in 2025 and a $0.3 million reduction in overhead costs.

General and administrative expenses

General and administrative expenses increased by $1.7 million, or 11%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to a $1.2 million increase in expenses for professional services and $0.7 million increase in stock compensation and other labor-related expenses.

Total other income (expense), net

Total other income (expense), net decreased by $2.2 million, or 35%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The net decrease was primarily due to a $1.4 million decrease in interest income earned on our cash equivalents and short-term investments and a $0.8 million increase in interest expense related to our Term Loan.

Income tax expense (benefit)

During the nine months ended September 30, 2025, we have recorded a discrete tax benefit of approximately $0.7 million related to a portion of carryback claims with the State of Maryland of which we previously held an uncertain tax position against. Other than the discrete tax benefit discussed above, due to a full valuation allowance, the Company did not record an income tax expense (benefit) for either of the nine months ended September 30, 2025 and 2024.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the nine months ended September 30, 2025 were from equity transactions, debt, interest from our money market funds and short-term investments, and proceeds from maturity of our short-term investments. Our cash, cash equivalents, restricted cash and short-term investments were $210.8 million as of September 30, 2025. We believe, based on the operating cash requirements and capital expenditures expected for 2025 and 2026, our cash on hand as of September 30, 2025, together with expected cash receipts from equity transactions, are sufficient to fund operations for at least a twelve-month period from the issuance date of our September 30, 2025 consolidated financial statements.

We have not generated any revenues from the sale of any products to date and there is no assurance of any future revenues from product sales. We have incurred significant losses since we commenced operations. As of September 30, 2025, we had an accumulated deficit of $622.1 million. In addition, we have not generated positive cash flows from operations. We have had to rely on a variety of financing sources, including the issuance of debt and equity securities. As capital resources are consumed to fund our research and development activities, we may require additional capital beyond our currently anticipated amounts. In order to address our capital needs, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, and monetization of our existing programs through partnership arrangements or sales to third parties.

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

On November 5, 2025, (the “Amendment Closing”), we entered into an amendment to the Loan Agreement with Hercules and the lenders party thereto, pursuant to which the lenders will, subject to certain terms and conditions, increase the availability under the Term Loan from an aggregate principal amount of $100.0 million to $125.0 million. The Term Loan, as amended, is structured in four tranches. As disclosed above, the first Term Loan tranche was drawn down on the Closing Date in an aggregate principal amount of $15.0 million. The second Term Loan tranche was drawn down on the Amendment Closing in an aggregate principal amount of $20.0 million. Upon the achievement of certain milestones and subject to other terms and conditions set out in the Loan Agreement, as amended, the third Term Loan tranche will be made available in an aggregate principal amount of up to $10.0 million. The fourth Term Loan tranche will be made available in an aggregate principal amount of up to $80.0 million subject to the approval of the lenders. The Term Loan, as amended, bears interest equal to the greater of (a) 9.70% per annum and (b) the prime rate as reported in The Wall Street Journal plus 2.45% per annum. The interest-only period has been extended to 30 months from May 13, 2025.

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

At-the-Market Offerings

On February 27, 2025, we entered an Equity Distribution Agreement (the “2025 Agreement”) with Leerink Partners LLC, Piper Sandler & Co. and Stifel, Nicolaus & Company, Incorporated, serving as sales agents, with respect to an at-the-market offerings program under which we offered and sold shares of our common stock having an aggregate offering price of up to $150.0 million through the sale agents from the 2025 Shelf. During the nine months ended September 30, 2025, we have sold 18,524,709 shares of common stock under the 2025 Agreement resulting in approximately $81.9 million in net proceeds, and as of September 30, 2025, $65.4 million remained available to be sold under the 2025 Agreement.

On February 28, 2023, we entered an Equity Distribution Agreement (the “2023 Agreement”) with Evercore Group L.L.C., JMP Securities LLC and B. Riley Securities, Inc., serving as sales agents, with respect to an at-the-market offerings program under which we offered and sold shares of our common stock having an aggregate offering price of up to $150.0 million through the sale agents from the 2023 Shelf. During the nine months ended September 30, 2025, we have sold 4,467,866 shares of common stock under the 2023 Agreement, resulting in approximately $30.2 million in net proceeds. Since inception through the expiration of the 2023 Agreement in February 2025, we raised approximately $126.8 million in net proceeds through the issuance of 26,129,903 shares of our common stock. As of September 30, 2025, there were no remaining shares available under the 2023 Agreement as the 2023 Agreement was terminated.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024	Increase (Decrease)
Net cash (used in) provided by:
Operating activities	$(48,087)	$(61,583)	$(13,496)
Investing activities	(53,315)	(42,018)	(11,297)
Financing activities	125,712	(41)	125,753
Net increase (decrease) in cash and cash equivalents and restricted cash	$24,310	$(103,642)	$127,952

Operating Activities

Net cash used in operating activities was $48.1 million for the nine months ended September 30, 2025 compared to $61.6 million during the nine months ended September 30, 2024. The primary uses of cash from our operating activities include payments for labor and labor-related costs, professional fees, research and development costs associated with our clinical trials, and other general corporate expenditures. The decrease in cash used in operations of $13.5 million year over year is due to changes in working capital accounts of $1.1 million and a decrease in net loss as adjusted for non-cash items of $12.4 million.

Investing Activities

Net cash used in investing activities was $53.3 million for the nine months ended September 30, 2025 compared to $42.0 million net cash used in investing activities during the nine months ended September 30, 2024. The net cash used in investing activities during the nine months ended September 30, 2025 was primarily due to a $196.9 million purchase of short-term investments, partially offset by a $143.6 million in proceeds from sale and maturities of short-term investments. The net cash used in investing activities during the nine months ended September 30, 2024 was primarily due to a $102.5 million purchase of short-term investments, partially offset by a $60.5 million in proceeds from sale and maturities of short-term investments.

Financing Activities

Net cash provided by financing activities was $125.7 million during the nine months ended September 30, 2025 compared to a negligible amount of cash used in financing activities during the nine months ended September 30, 2024. The net cash provided by financing activities during the nine months ended September 30, 2025 was primarily the result of the receipt of $111.8 million in net proceeds from the issuance of common stock from our at-the-market offerings program, $14.3 million in net proceeds from the term loan, and $0.3 million in proceeds from the ESPP, partially offset by $0.7 million net payments for tax withholding obligations related to share-based compensation. The net cash used in financing activities during the nine months ended September 30, 2024 was primarily due to $0.8 million net payments for tax withholding obligations related to share-based compensation, partially offset by $0.3 million in proceeds from the ESPP, $0.3 million in proceeds from exercise of stock options and $0.2 million in proceeds from exercise of stock warrants.

Current Resources

We have financed our operations to date principally through our equity offerings and proceeds from issuances of our common stock. As of September 30, 2025, we had $210.8 million of cash, cash equivalents, restricted cash and short-term investments. Accordingly, management believes that we have sufficient capital to fund our plan of operations for at least a twelve-month period from the issuance date of our September 30, 2025 financial statements. However, in order to address our capital needs in the long-term, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, and monetization of our existing programs through partnership arrangements or sales to third parties.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 5, 2025, a class action complaint was filed in federal district court in the District of Maryland, Southern Division, naming as defendants the Company and two of the Company’s executive officers, which is now captioned In re Altimmune, Inc. Securities Litigation, Case No. 8:25-cv-02581 (D. Md.) (the “Securities Class Action”). The Securities Class Action alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact to the investing public including the plaintiff and class members, who purchased or otherwise acquired the Company’s common stock between August 10, 2023 and June 25, 2025, including relating to pemvidutide and our IMPACT Phase 2b trial of pemvidutide in MASH. The plaintiff and class members seek, among other things, to have the action maintained as a class action under Rule 23 of the Federal Rules of Civil Procedure and for the defendants to pay damages, interest, and an award of costs, including attorneys’ fees. On October 16, 2025, the court appointed lead plaintiffs for the litigation. On October 29, 2025, the court entered an order requiring lead plaintiffs to file an amended complaint by November 26, 2025, and for defendants to file an answer or notice of intent to file a motion to dismiss such amended complaint by December 10, 2025. The Company intends to defend vigorously against this litigation.

On September 29, 2025, a shareholder derivative complaint was filed in federal district court in the District of Maryland, purportedly on behalf of the Company, naming as defendants two of the Company’s then-executive officers and eight of the Company’s current and former board members, captioned Alaraidah v. Altimmune, Inc., et al., No. 8:25-cv-03223 (D. Md.) (the “Derivative Action”). The complaint is based upon allegations that are similar to those alleged in a class action complaint previously filed against us in the Securities Class Action and alleges claims for violations of Section 14(a) of the Securities Exchange Act of 1934, breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 based on the defendants purportedly making or causing to be made false and misleading statements and omissions of material fact between August 10, 2023 and June 25, 2025. The complaint seeks unspecified monetary relief, restitution, costs, and equitable relief. The Company intends to defend vigorously against this litigation.

From time to time, we may be involved in various legal proceedings or investigations, which could be costly and impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on February 27, 2025 and the latest Quarterly Report on Form 10-Q filed with the SEC on August 12, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of our officers or directors adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

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

10.1 §

Amendment to Loan and Security Agreement, dated November 5, 2025, by and between Altimmune, Inc. and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 6, 2025)

10.2*	Transitional Services and Release Agreement, dated September 30, 2025, by and between Altimmune, Inc. and M. Scott Harris

31.1 †	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2 †	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1 †	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2 †	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

*	Filed herewith
§	Certain portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTIMMUNE, INC.

Dated: November 6, 2025	By:	/s/ Vipin K. Garg
	Name:	Vipin K. Garg
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2025	By:	/s/ Gregory Weaver
	Name:	Gregory Weaver
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)