Form 10-Q
period 2026-03-31
Altimmune, Inc.
filed 2026-05-13
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 8, 2026 there were 194,474,154 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

ALTIMMUNE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALTIMMUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share amounts)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97,601	$43,760
Restricted cash	42	42
Total cash, cash equivalents and restricted cash	97,643	43,802
Short-term investments	233,939	229,696
Accounts and other receivables	1,665	1,219
Income tax and R&D incentive receivables	—	518
Prepaid expenses and other current assets	1,429	2,957
Total current assets	334,676	278,192
Property and equipment, net	208	312
Other assets	746	1,425
Total assets	$335,630	$279,929
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,530	$2,717
Accrued expenses and other current liabilities	9,793	12,280
Total current liabilities	11,323	14,997
Term loan, noncurrent	34,505	34,287
Other noncurrent liabilities	5,815	5,753
Total liabilities	51,643	55,037
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized; 130,221,154 and 110,882,735 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	13	11
Additional paid-in capital	961,244	879,292
Accumulated deficit	(672,046)	(649,483)
Accumulated other comprehensive loss, net	(5,224)	(4,928)
Total stockholders’ equity	283,987	224,892
Total liabilities and stockholders’ equity	$335,630	$279,929

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per-share amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenues	$—	$5
Operating expenses:
Research and development	16,192	15,827
General and administrative	8,052	5,993
Total operating expenses	24,244	21,820
Loss from operations	(24,244)	(21,815)
Other income (expense):
Interest expense	(1,068)	(1)
Interest income	2,901	1,545
Other income (expense), net	(152)	15
Total other income (expense), net	1,681	1,559
Net loss before income taxes	(22,563)	(20,256)
Income tax expense (benefit)	—	(681)
Net loss	(22,563)	(19,575)
Other comprehensive income — unrealized loss on short-term investments	(296)	(30)
Comprehensive loss	$(22,859)	$(19,605)
Net loss per share, basic and diluted	$(0.18)	$(0.26)
Weighted-average common shares outstanding, basic and diluted	124,461,818	75,547,746

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2025	110,882,735	$11	$879,292	$(649,483)	$(4,928)	$224,892
Stock-based compensation	—	—	3,378	—	—	3,378
Exercise of stock options	4,458	—	13	—	—	13
Vesting of restricted stock awards including withholding, net	209,537	—	(695)	—	—	(695)
Issuance of common stock from Employee Stock Purchase Plan	57,801	—	177	—	—	177
Issuance of common stock in at-the-market offerings, net	2,021,169	—	8,742	—	—	8,742
Issuance of common stock in direct offering, net	12,397,920	1	51,059	—	—	51,060
Issuance of common stock upon exercise of pre-funded warrants	4,647,534	1	19,278	—	—	19,279
Unrealized loss on short-term investments	—	—	—	—	(296)	(296)
Net loss	—	—	—	(22,563)	—	(22,563)
Balance at March 31, 2026	130,221,154	$13	$961,244	$(672,046)	$(5,224)	$283,987

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

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,563)	$(19,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,378	4,015
Depreciation of property and equipment	23	29
Accretion of discounts on short-term investments	(870)	(686)
Amortization of debt discount and costs	218	—
Loss on foreign currency exchange	154	(15)
Impairment loss on long-lived asset	709	—
Deferred income tax benefit	—	(681)
Changes in operating assets and liabilities:
Accounts receivable	(446)	37
Prepaid expenses and other assets	1,617	(428)
Accounts payable	(1,187)	866
Accrued expenses and other liabilities	(2,493)	(1,699)
Income tax and R&D incentive receivables	518	1,297
Net cash used in operating activities	(20,942)	(16,840)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	39,622	38,040
Purchases of short-term investments	(43,291)	(43,141)
Purchases of property and equipment	(21)	—
Net cash used in investing activities	(3,690)	(5,101)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	(89)	(125)
Proceeds from issuance of common stock in at-the-market offerings, net	8,742	34,748
Proceeds from issuance of common stock and pre-funded warrants in direct offering, net	70,338	—
Proceeds from issuance of common stock from Employee Stock Purchase Plan	177	170
Payments for tax withholding in share-based compensation	(695)	(678)
Other financing activities	—	4
Net cash provided by financing activities	78,473	34,119
Net increase (decrease) in cash and cash equivalents and restricted cash	53,841	12,178
Cash, cash equivalents and restricted cash at beginning of period	43,802	36,968
Cash, cash equivalents and restricted cash at end of period	$97,643	$49,146
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$849	$—
SUPPLEMENTAL NON-CASH ACTIVITIES:
Deferred offering costs in accrued expenses and other current liabilities	$—	$173

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

The Company is developing novel therapies for serious liver diseases. The Company’s lead product candidate is pemvidutide (formerly known as ALT-801), a balanced 1:1 glucagon/GLP-1 dual receptor agonist in development for the treatment of metabolic dysfunction-associated steatohepatitis (“MASH”), alcohol use disorder (“AUD”) and alcohol-associated liver disease (“ALD”). The Company may also pursue additional indications for pemvidutide that leverage its differentiated clinical profile. Since its inception, the Company has devoted substantially all of its efforts to business strategy and planning, research and development, recruiting management and technical staff, and raising capital, and has financed its operations through the issuance of common and preferred stock, long-term debt, and proceeds from research grants and government contracts. The Company has not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales.

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025, included in the Annual Report on Form 10-K, which was filed with the SEC on March 6, 2026. In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on the same basis as the audited consolidated financial statements, and these consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2026 or any future years or periods.

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

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2026, there have been no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 6, 2026.

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

Impairment or Disposal of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 360, Property, Plant and Equipment (“ASC 360”). The Company’s long-lived assets include properties and equipment and right of use (“ROU”) assets. For long-lived assets, impairment is recognized when the undiscounted cash flows used in the test for recoverability is less than their carrying value, and the fair value of the long-lived asset is below the carrying value. In the event impairment exists, the long-lived asset will be written down to its fair value, and an impairment loss is recorded as the difference between the carrying value and fair value. During the three months ended March 31, 2026, the Company recognized an impairment charge of $0.7 million related to its office and laboratory lease ROU asset and underlying leasehold improvements and equipment. The Company determined the fair value of each asset group using a discounted cash flow model based on the expected sublease income utilizing its current borrowing rate. The inputs utilized for fair value measurement are unobservable and considered level 3 in the fair value hierarchy. The impairment charge was recorded in “Research and development expense” in the Consolidated Statement of Operations and Comprehensive Loss, and reduced the carrying amount of the underlying long-lived assets to fair value.

3. Fair Value Measurements

The Company’s assets measured at fair value on a recurring basis as of March 31, 2026, consisted of the following (in thousands):

	Fair Value Measurement at March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$78,518	$78,518	$—	$—
Short-term investments	233,939	—	233,939	—
Total	$312,457	$78,518	$233,939	$—

The Company’s assets measured at fair value on a recurring basis as of December 31, 2025, consisted of the following (in thousands):

	Fair Value Measurement at December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$23,780	$23,780	$—	$—
Cash equivalents - commercial paper	5,969	—	5,969
Short-term investments	229,696	—	229,696	—
Total	$259,445	$23,780	$235,665	$—

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

Short-term investments with quoted prices as of March 31, 2026, as shown below (in thousands):

	March 31, 2026
		Unrealized Gain	Unrealized Gain
	Amortized Cost	Unrealized (Loss) Gain	Credit loss	Market Value
United States treasury securities	$88,345	$(60)	$—	$88,285
Commercial paper and corporate debt securities	132,307	(120)	—	132,187
Asset backed securities	7,510	(2)	—	7,508
Agency debt securities	5,961	(2)	—	5,959
Total	$234,123	$(184)	$—	$233,939

Short-term investments with quoted prices as of December 31, 2025, as shown below (in thousands):

	December 31, 2025
		Unrealized Gain	Unrealized Gain
	Amortized Cost	Unrealized (Loss) Gain	Credit Loss	Market Value
United States treasury securities	$83,730	$62	$—	$83,792
Commercial paper and corporate debt securities	127,934	41	—	127,975
Asset backed securities	8,000	7	—	8,007
Agency debt securities	9,920	2	—	9,922
Total	$229,584	$112	$—	$229,696

As of March 31, 2026 and December 31, 2025, none of the unrealized losses on the Company’s short-term investments are a result of credit loss, therefore, any unrealized losses were recognized in other comprehensive income (OCI).

As of March 31, 2026 and December 31, 2025, the Company had $1.4 million and $1.1 million, respectively, accrued interest on short-term investments included in “Accounts and other receivables” on the accompanying Consolidated Balance Sheets.

The carrying amounts of the Company’s debt approximate fair value because the rates are floating rates based on the prime lending rate, which approximates market rates (see Note 5) and represents a Level 2 fair value measurement.

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. Assets recorded at fair value on a non-recurring basis, such as property and equipment and intangible assets are recognized at fair value when they are impaired. As of March 31, 2026 and December 31, 2025, the Company had no other assets or liabilities that were measured at fair value on a non-recurring basis.

4. Accrued Expenses

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued professional services	$1,009	$923
Accrued payroll and employee benefits	2,636	4,676
Accrued research and development	5,570	6,110
Lease obligation, current portion	265	256
Accrued interest and other	313	315
Total accrued expenses and other current liabilities	$9,793	$12,280

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

The Loan Agreement includes customary representations and warranties and covenants associated with the Term Loan. Such terms include (1) covenants concerning financial and other reporting obligations, and (2) certain limitations on indebtedness, liens, investments, distributions (including dividends), collateral, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. Compliance with the financial covenant will be conditionally waived pursuant to the terms of the Loan Agreement when the Company’s market capitalization exceeds $800 million. The Loan Agreement includes customary events of default, including payment defaults, breaches of representations and warranties, breaches of covenants following any applicable cure period and the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Loan Agreement. As of March 31, 2026, the Company was in compliance with the covenants under the Loan Agreement.

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

The Company incurred interest expense on the Term Loan, including debt discount and issuance costs amortization, of $1.1 million during the three months ended March 31, 2026.

The Term Loan consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Term loan principal amount	$35,000	$35,000
End of term charge	2,188	2,188
Unamortized discount and issuance costs	(2,683)	(2,901)
Total term loan	34,505	34,287
Less: current portion of term loan	—	—
Total term loan, net of current portion	$34,505	$34,287

Future principal loan payments on the currently outstanding Term Loan as of March 31, 2026 are as follows (in thousands):

2026	$—
2027	1,712
2028	21,611
2029	11,677
Total future principal payments	35,000
Add: End of term charge	2,188
Less: Unamortized discount and issuance costs	(2,683)
Less: Current portion of term loan	—
Total term loan, net of current portion	$34,505

6. Other Noncurrent Liabilities

The Company’s other noncurrent liabilities are summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
Research and development incentive credit	$4,591	$4,448
Lease obligation, long-term portion	1,077	1,145
Conditional economic incentive grants	147	160
Total other noncurrent liabilities	$5,815	$5,753

7. Stockholders’ Equity

The Amended and Restated Certificate of Incorporation, as amended (“Charter”), authorized the Company to issue 200,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2026, the Company had 130,221,154 shares of common stock issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

The Charter also authorized the Company to issue 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2026, the Company had no shares of preferred stock issued and outstanding.

At-the-Market (ATM) Offerings

On November 6, 2025, the Company entered into an Equity Distribution Agreement (the “November 2025 Agreement”) with Leerink Partners LLC serving as sales agent (the “November 2025 Sales Agent”) with respect to an ATM offerings program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $200.0 million (the “November 2025 Shares”) through the November 2025 Sales Agent (the “November 2025 Offering”). All Shares offered and sold in the November 2025 Offering will be issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on February 27, 2025, which was declared effective on March 13, 2025, and the prospectus supplements related to the November 2025 Offering that form a part of the Registration Statement. The Company capitalized approximately $0.2 million of other offering costs which will offset the proceeds received from the shares sold under the November 2025 Agreement. Since inception through March 31, 2026, the Company has sold 7,920,228 shares of common stock under the November 2025 Agreement resulting in approximately $34.2 million in proceeds, net of $0.6 million commission and other offering costs. During the three months ended March 31, 2026, the Company sold 2,021,169 shares of common stock under the November 2025 Agreement resulting in approximately $8.7 million in proceeds, net of $0.1 million commission and other offering costs, and as of March 31, 2026, $165.3 million remained available to be sold under the November 2025 Agreement. As of March 31, 2026, there was $0.2 million deferred offering costs included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.

On February 27, 2025, the Company entered into an Equity Distribution Agreement (the “February 2025 Agreement”) with Leerink Partners LLC, Piper Sandler & Co. and Stifel, Nicolaus & Company, Incorporated, serving as sales agents (the “February 2025 Sales Agents”) with respect to an ATM offerings program under which the Company offered and sold shares of its common stock, having an aggregate offering price of up to $150.0 million (the “February 2025 Shares”) through the February 2025 Sales Agents (the “February 2025 Offering”). All Shares offered and sold in the 2025 Offering were issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on February 27, 2025, which was declared effective on March 13, 2025, and the prospectus supplements related to the February 2025 Offering that form a part of the Registration Statement. During the three months ended March 31, 2025, the Company sold 805,502 shares of common stock under the February 2025 Agreement for net proceeds of approximately $4.6 million. Since inception through the termination of the February 2025 Agreement in November 2025, the Company sold 27,896,642 shares of common stock resulting in approximately $118.1 million in proceeds, net $3.9 million commission and other offering costs.

On February 28, 2023, the Company entered into an Equity Distribution Agreement (the “2023 Agreement”) with Evercore Group L.L.C., JMP Securities LLC and B. Riley Securities, Inc., serving as sales agents (the “2023 Sales Agents”), with respect to an ATM offerings program under which the Company offered and sold shares of its common stock, having an aggregate offering price of up to $150.0 million (the “2023 Shares”) through the 2023 Sales Agents (the “2023 Offering”). All 2023 Shares offered and sold in the 2023 Offering were issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on February 28, 2023. During the three months ended March 31, 2025, the Company sold 4,467,866 shares of common stock under the 2023 Agreement for net proceeds of approximately $30.2 million. Since inception through the termination of the 2023 Agreement in February 2025, the Company sold 26,129,903 shares of common stock under the 2023 Agreement resulting in approximately $126.8 million in proceeds, net of $4.1 million commission and other offering costs.

Registered Direct Offering (“RDO”)

On January 27, 2026, the Company entered into a securities purchase agreement with a new fundamental institutional investor pursuant to a registered direct offering under the November 2025 Shelf for the purchase and sale of 12,397,920 shares of its common stock and 4,647,534 pre-funded warrants for net proceeds of approximately $70.3 million (the “January 2026 RDO”). All Shares offered and sold in the January 2026 RDO were issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on November 13, 2025, which was declared effective on December 5, 2025. The pre-funded warrants were fully exercised on February 13, 2026 at an exercise price of $0.001 per share, resulting in the issuance of 4,647,534 shares of the Company’s common stock.

The pre-funded warrants are indexed to the Company’s common stock and meet the criteria to be classified as equity. Proceeds from the issuance of pre-funded warrants are recorded within additional paid-in capital.

8. Stock-Based Compensation

2017 Omnibus Incentive Plan (Omnibus Plan)

The Company’s Omnibus Plan provides for an annual increase on January 1 of each year commencing in 2019 and ending on and including January 1, 2027, up to an amount equal to the lowest of (i) 4% of the total number of shares of common stock outstanding on a fully diluted basis as of December 31 of the immediately preceding calendar year, and (ii) such number of shares of common stock, if any, determined by the Company’s board of directors. Accordingly, on January 1, 2026, the number of shares of Common Stock reserved and available for issuance under the Omnibus Plan increased by 4,969,458 shares of common stock.

Stock Options

The Company’s stock option awards generally vest over four years and typically have a contractual life of ten years. As of March 31, 2026, there was $20.6 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 3.2 years. During the three months ended March 31, 2026, the Company granted 1,607,663 stock options with a weighted average exercise price of $4.52 and per share weighted average grant date fair value of $3.75.

Information related to stock options outstanding as of March 31, 2026, is as follows (in thousands, except share, exercise price, and contractual term):

			Weighted-Average
		Weighted-	Remaining
	Number of	Average	Contractual Term	Aggregate Intrinsic
	Stock Options	Exercise Price	(Years)	Value
Outstanding, December 31, 2025	11,289,920	$7.33	5.6	$877
Granted	1,607,663	$4.52
Exercised	(4,458)	$2.95
Forfeited or expired	(801,269)	$8.18
Outstanding, March 31, 2026	12,091,856	$6.90	6.0	$513
Exercisable, March 31, 2026	5,517,143	$8.80	5.9	$513
Vested and expected to vest, March 31, 2026	11,010,007	$6.93	6.0	$513

Restricted Stock Units (RSUs)

During the three months ended March 31, 2026, the Company granted 672,517 shares of RSUs with a weighted average grant date fair value of $4.52 which vest over four years. As of March 31, 2026, the Company had unvested RSUs of 2,159,982 shares with total unrecognized compensation expense of $7.9 million, which the Company expects to recognize over a weighted average period of approximately 3.4 years. During the three months ended March 31, 2026, the

Company issued 209,537 shares common stock as a result of the vesting of 333,575 RSUs, net of 124,038 shares of common stock withheld to satisfy tax withholding obligations.

2019 Employee Stock Purchase Plan (“ESPP”)

Under the ESPP, employees purchased 57,801 shares for $0.2 million during the three months ended March 31, 2026.

Stock-based Compensation Expense

During the three months ended March 31, 2026, the Company recorded $0.3 million in incremental stock-based compensation expense as a result of the modifications of stock awards upon termination of a former executive officer. The modification extended the option exercise period of a former executive officer’s fully vested stock options by a period of twelve months from the termination date.

Stock-based compensation expense is classified in the unaudited consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025 as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Research and development	$1,232	$1,776
General and administrative	2,146	2,239
Total	$3,378	$4,015

9. Net Loss Per Share

Because the Company has reported net loss attributable to common stockholders for the three months ended March 31, 2026 and 2025, basic and diluted net loss per share attributable to common stockholders in each period are the same.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average numbers of shares of common stock and pre-funded warrant outstanding for the period.

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

Potential common shares issuable upon conversion, vesting, or exercise of unvested RSUs and stock options that are excluded from the computation of diluted weighted-average shares outstanding, as they are anti-dilutive, are as follows:

	Three Months Ended
	March 31,
	2026	2025
Common stock options	12,123,582	8,460,569
Restricted stock units	2,159,982	1,053,337

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

Litigation

The Company from time to time may be a party in various contracts and subject to disputes, litigation, and potential claims arising in the ordinary course of business none of which are currently reasonably possible or probable of material loss.

11. Segment Information

The Company is a late clinical-stage biopharmaceutical company developing novel therapies for serious liver diseases. The Company’s lead product candidate is pemvidutide, a balanced 1:1 glucagon/GLP-1 dual receptor agonist in development for the treatment of MASH, AUD and ALD. To date, the Company has not generated any revenue from the sale of any products.

The chief operating decision maker assesses the performance of the Company and decides how to allocate resources based solely on net (loss) income, which is also reported on the consolidated statements of operations and comprehensive loss as net (loss) income. The measure of segment assets is reported on the consolidated balance sheet as total assets.

12. Subsequent Events

The Company evaluated subsequent events through the issuance date of the financial statements.

On April 16, 2026, the Company amended its Charter by filing a Certificate of Amendment with the Secretary of State of Delaware. The Certificate of Amendment reflected an amendment to increase the number of authorized shares of common stock from 200,000,000 to 400,000,000 and was approved by the holders of more than a majority of the votes cast at the 2026 Annual Meeting of Shareholders. In addition, the Company also amended its ESPP to increase the number of shares of common stock reserved under the ESPP from 403,500 to 1,108,827.

On April 22, 2026, the Company entered into an underwriting agreement with certain underwriters pursuant to which the Company offered and sold securities consisting of (i) 64,250,000 shares of its common stock and accompanying common stock warrants to purchase an aggregate of 64,250,000 shares of common stock (or pre-funded warrants in lieu thereof) and (ii) in lieu of common stock, to certain investors that so choose, pre-funded warrants to purchase an aggregate of up to 10,750,000 shares of its common stock and accompanying common stock warrants to purchase an aggregate of 10,750,000 shares of common stock (or pre-funded warrants in lieu thereof), at an exercise price of $0.001 per pre-funded warrant (the “April 2026 Offering”). The common stock and pre-funded warrants were sold in combination with an accompanying common stock warrant to purchase one share of common stock (or pre-funded warrant in lieu thereof) issued for each share of common stock or pre-funded warrant sold. The accompanying common stock warrant has an exercise price of $3.00 per share and is immediately exercisable from the date of issuance. The combined offering price of each share of common stock and accompany common stock warrant is $3.00. The combined offering price of each pre-funded warrant and accompanying common stock warrant is $2.999. The net proceeds of the April 2026 Offering were approximately $211.2 million, after deducting the underwriting discount and estimated offering expenses. If all of the common stock warrants sold in the April 2026 Offering were to be exercised in cash at their exercise price, the Company would receive additional gross proceeds of $225 million. All shares of common stock, pre-funded warrants and common stock warrants offered and sold in the April 2026 Offering were issued pursuant to the February 2025 Shelf and November

2025 Shelf and a related registration statement that was filed with the SEC on April 22, 2026 pursuant to Rule 462(b) under the Securities Act of 1933, as amended, and became automatically effective upon filing as permitted under Rule 429.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes for the year ended December 31, 2025 included in our Annual Report on Form 10-K, which was filed with the SEC on March 6, 2026.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “may,” “will,” “should,” “could,” “target,” “strategy,” “intend,” “project,” “guidance,” “likely,” “usually,” “potential,” or the negative of these words or variations of such words, similar expressions, or comparable terminology are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. A further list and description of risks, uncertainties and other factors that could cause actual results or events to differ materially from the forward-looking statements that we make is included in the cautionary statements herein and in our other filings with the SEC, including those set forth under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

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

Recent Business Update

Underwritten Public Offering

On April 24, 2026, we completed an underwritten public offering pursuant to which we raised approximately $211.2 million in net proceeds from the issuance of combination of common stock, common stock warrants and pre-funded warrants. The common stock and pre-funded warrants were sold in combination with an accompanying common stock warrant to purchase one share of common stock (or pre-funded warrant in lieu thereof) issued for each share of common stock or pre-funded warrant sold. The gross proceeds could increase by another $225 million if all the warrant holders exercise their common stock warrants. See Note 12. Subsequent Events for additional information.

Ongoing Clinical Trials

MASH

In January 2026, we announced that the U.S. Food and Drug Administration (“FDA”) granted Breakthrough Therapy Designation to pemvidutide for the treatment of MASH based on the data from the IMPACT Phase 2b trial at 24 weeks in which we observed statistically significant MASH resolution and positive trends in fibrosis improvement. In December 2025, the Company announced positive 48-week data from the IMPACT trial, including statistically significant improvements observed in key non-invasive markers of fibrosis and inflammation, such as Enhanced Liver Fibrosis (ELF) and Liver Stiffness Measurement (LSM), which are strongly associated with MASH histologic changes, and noted continued reductions from 24-week timepoint. Additional weight loss was observed from 24 weeks to 48 weeks at the 1.8 mg dose with no evidence of plateauing. We also observed greater adherence to treatment in the pemvidutide arms, as shown by lower discontinuation rates than the placebo group which may be attributable to the favorable safety and tolerability profile of pemvidutide. With the positive 48-week data from the IMPACT trial, FDA designation and having secured the necessary financing, we are in the start up phase of the execution of our PERFORMA Phase 3 trial in MASH. We have aligned with the FDA following an End of Phase 2 Meeting, and submitted the final study protocol to the FDA. Further, we received scientific advice from the European Medicines Agency and MHRA and selected a global CRO with deep experience running global MASH pivotal trials. The global pivotal PERFORMA Phase 3 trial will test two doses of pemvidutide over an estimated duration of approximately 60 months for liver-related events supporting final approval, including an interim analysis after 52 weeks to support with biopsy based-endpoints to support an accelerated approval. We are planning to initiate the PERFORMA Phase 3 trial in the second half of 2026.

AUD

RECLAIM, a Phase 2 trial evaluating the efficacy and safety of pemvidutide in subjects with AUD, is a randomized, placebo-controlled trial conducted across approximately 15 sites in the United States, targeting enrollment of approximately 100 subjects. Subjects will be randomized 1:1 to receive either 2.4 mg pemvidutide or placebo weekly for 24 weeks. The trial’s primary endpoint is a change in alcohol consumption, measured by the change from baseline in the average number of heavy drinking days per week measured at Week 24, with the key secondary endpoints including the proportion of subjects achieving a 2-level reduction in World Health Organization (“WHO”) risk drinking level and the absolute change from baseline in average levels of phosphatidylethanol (“PEth”), a serum biomarker of alcohol intake.

In 2025, the FDA granted Fast Track designation to pemvidutide for the treatment of AUD. Enrollment was completed in November 2025, several months ahead of schedule, and we are on track to complete the 24-week treatment period and announce topline results in the third quarter 2026.

ALD

RESTORE, a Phase 2 trial evaluating the efficacy and safety of pemvidutide in subjects with ALD, is a randomized, placebo-controlled trial enrolling approximately 100 patients across 34 sites in the United States. Subjects will be randomized 1:1 to receive either 2.4mg pemvidutide or placebo weekly for 48 weeks. The trial’s primary endpoint is the change from baseline in Liver Stiffness Measurement (“LSM”) by vibration-controlled transient elastography (“VCTE”) at Week 24. Main secondary endpoints include the change from baseline in LSM by VCTE at Week 48, changes in ELF score at Weeks 24 and 48, and changes in alcohol consumption and body weight at the same time points. We expect to complete enrollment in the RESTORE trial in the third quarter of 2026.

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

Inflation generally affects us by increasing our employee-related costs and clinical trial expenses, as well as other operating expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as public health crises, global supply chain disruptions, uncertain global economic conditions, global trade disputes or political instability as further discussed in the section "Risk Factors" in our 2025 Annual Report on Form 10-K.

Conflict in Middle East

We are closely monitoring the impact of the ongoing military conflict in the Middle East, including the recent conflict involving the U.S., Israel and Iran, on our business as the conflict has caused increased economic uncertainty and operational complexity globally. While we have no direct exposure to the Middle East, and do not at the moment believe the situation will have a material impact on our operating results, we are monitoring any broader economic impact from the situation. Should the conflict continue or escalate, it could have a significant negative effect on the global economy or on our operations, including continued inflationary pressures on raw materials, oil and energy prices and clinical trial costs, supply chain and logistics disruptions, volatility in foreign exchange rates and interest rates and heightened cybersecurity threats.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Increase (Decrease)
Revenues	$—	$5	$(5)	(100)%
Operating expenses:
Research and development	16,192	15,827	365	2%
General and administrative	8,052	5,993	2,059	34%
Total operating expenses	24,244	21,820	2,424	11%
Loss from operations	(24,244)	(21,815)	2,429	11%
Other income (expense):
Interest expense	(1,068)	(1)	1,067	* %
Interest income	2,901	1,545	1,356	88%
Other income (expense), net	(152)	15	(167)	* %
Total other income (expense), net	1,681	1,559	122	8%
Net loss before income taxes	(22,563)	(20,256)	(2,307)	11%
Income tax expense (benefit)	—	(681)	681	(100)%
Net loss	$(22,563)	$(19,575)	$2,988	15%

*Indicates the percentage change period over period is not meaningful due to zero or negligible amount in the prior period.

Research and development expenses

Research and development expenses for the three months ended March 31, 2026 and 2025 consisted primarily of expenses related to product candidate development, summarized as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025	Increase (Decrease)
Pemvidutide
MASH	$3,697	$6,317	$(2,620)	(41)%
ALD	2,635	58	2,577	* %
AUD	1,557	316	1,241	393%
Other pemvidutide expenses	1,642	2,540	(898)	(35)%
Total pemvidutide expenses	9,531	9,231	300	3%
Non-project costs
Labor	3,488	3,345	143	4%
Stock compensation	1,232	1,776	(544)	(31)%
Shared service and infrastructure	1,941	1,475	466	32%
Total research and development expenses	$16,192	$15,827	$365	2%

*Indicates the percentage change period over period is not meaningful due to zero or negligible amount in the prior period.

The increase in research and development expenses was due primarily to the ongoing ALD and AUD trials as well as the startup costs for PERFORMA Phase 3 trial in MASH, partially offset by the decrease in expenses related to completion of the IMPACT Phase 2b trial in MASH, which was ongoing in the first three months of 2025.

General and administrative expenses

General and administrative expenses increased by $2.1 million, or 34%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase is due primarily to a $1.3 million increase in compensation expense, including $0.6 million in severance costs for one of our former executive officers and a $0.6 million increase in professional service fees.

Total other income (expense), net

Total other income (expense), net increased by $0.1 million, or 8%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The net increase is primarily due to a $1.4 million increase in interest income earned on our cash equivalents and short-term investments, partially offset by a $1.1 million increase in interest expense on our Term Loan.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the three months ended March 31, 2026, were from equity transactions, interest from our money market funds and short-term investments, and proceeds from maturity of our short-term investments. Our cash, cash equivalents, restricted cash and short-term investments were $331.6 million as of March 31, 2026. We believe, based on the operating cash requirements and capital expenditures expected for 2026 and 2027, our cash on hand as of March 31, 2026, together with expected cash receipts from equity transactions finalized after March 31, 2026, are sufficient to fund operations for at least a twelve-month period from the issuance date of our March 31, 2026 consolidated financial statements.

We have not generated any revenues from the sale of any products to date, and there is no assurance of any future revenues from product sales. We have incurred significant losses since we commenced operations. As of March 31, 2026, we had an accumulated deficit of $672.0 million. In addition, we have not generated positive cash flows from operations. We have had to rely on a variety of financing sources, including the issuance of debt and equity securities. As capital resources are consumed to fund our research and development activities, we may require additional capital beyond our currently anticipated amounts. In order to address our capital needs, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, and monetization of our existing programs through partnership arrangements or sales to third parties.

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

Shelf Registrations

On November 13, 2025, we filed a shelf registration statement on Form S-3, as amended, which was declared effective on December 5, 2025. This shelf registration allows us to offer and sell up to $400.0 million of our common stock, preferred stock, debt securities, warrants, rights and units (the “November 2025 Shelf”) for a period of 3 years from effectiveness. On April 22, 2026, we filed a registration statement on Form S-3MEF which was declared effective immediately. This shelf registration allowed us to increase the aggregate amount under the November 2025 Shelf by an additional $65.0 million.

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

ATM Offerings

On November 6, 2025, we entered into an Equity Distribution Agreement (the “November 2025 Agreement”) with Leerink Partners LLC serving as sales agent, with respect to an ATM offerings program under which we may offer and sell shares of our common stock having an aggregate offering price of up to $200.0 million through the sales agent from the February 2025 Shelf. Since inception through March 31, 2026, we raised approximately $34.2 million in net proceeds, with $165.3 million remaining available to be sold under the November 2025 Agreement.

On February 27, 2025, we entered into an Equity Distribution Agreement (the “February 2025 Agreement”) with Leerink Partners LLC, Piper Sandler & Co. and Stifel, Nicolaus & Company, Incorporated, serving as sales agents, with respect to an ATM offerings program under which we offered and sold shares of our common stock having an aggregate offering price of up to $150.0 million through the sale agents from the February 2025 Shelf. Since inception, through the termination of the February 2025 Agreement in November 2025, we raised approximately $118.3 million in net proceeds.

On February 28, 2023, we entered an Equity Distribution Agreement (the “2023 Agreement”) with Evercore Group L.L.C., JMP Securities LLC and B. Riley Securities, Inc., serving as sales agents, with respect to an ATM offerings program under which we offered and sold shares of our common stock having an aggregate offering price of up to $150.0 million through the sale agents from the 2023 Shelf. Since inception through the termination of the 2023 Agreement in February 2025, we raised approximately $126.8 million in net proceeds.

January 2026 RDO

On January 27, 2026, we entered into a securities purchase agreement with a new fundamental institutional investor pursuant to a registered direct offering under the November 2025 Shelf for the purchase and sale of 12,397,920 shares of our common stock and 4,647,534 pre-funded warrants for net proceeds of approximately $70.3 million. The pre-funded warrants were fully exercised on February 13, 2026, resulting in the issuance of 4,647,534 shares of our common stock.

April 2026 Offering

On April 22, 2026, we entered into an underwriting agreement with certain underwriters pursuant to which we offered and sold securities consisting of (i) 64,250,000 shares of our common stock and accompanying common stock warrants to purchase an aggregate of 64,250,000 shares of common stock (or pre-funded warrants in lieu thereof) and (ii) in lieu of common stock, to certain investors that so choose, pre-funded warrants to purchase an aggregate of up to 10,750,000 shares of its common stock and accompanying common stock warrants to purchase an aggregate of 10,750,000 shares of common stock (or pre-funded warrants in lieu thereof), at an exercise price of $0.001 per pre-funded warrant. The common stock and pre-funded warrants were sold in combination with an accompanying common stock warrant to purchase one share of common stock (or pre-funded warrant in lieu thereof) issued for each share of common stock or pre-funded warrant sold. The accompanying common stock warrant has an exercise price of $3.00 per share and is immediately exercisable from the date of issuance. The combined offering price of each share of common stock and accompany common stock warrant is $3.00. The combined offering price of each pre-funded warrant and accompanying common stock warrant is $2.999. The net proceeds of the April 2026 Offering were approximately $211.2 million, after deducting the underwriting discount and estimated offering expenses. If all of the common stock warrants sold in the April 2026 Offering were to be exercised in cash at their exercise price, we would receive additional gross proceeds of $225 million. All shares of common stock, pre-funded warrants and common stock warrants offered and sold in the April 2026 Offering were issued pursuant to the February 2025 Shelf, the November 2025 Shelf and a related registration statement that was filed with the SEC on April 22, 2026 pursuant to Rule 462(b) under the Securities Act of 1933, as amended, and became automatically effective upon filing as permitted under Rule 429.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025	Increase (Decrease)
Net cash (used in) provided by:
Operating activities	$(20,942)	$(16,840)	$4,102
Investing activities	(3,690)	(5,101)	1,411
Financing activities	78,473	34,119	44,354
Net increase in cash and cash equivalents and restricted cash	$53,841	$12,178	$41,663

Operating Activities

Net cash used in operating activities was $20.9 million for the three months ended March 31, 2026, compared to $16.8 million during the three months ended March 31, 2025. The primary uses of cash from our operating activities include payments for labor and labor-related costs, professional fees, research and development costs associated with our clinical trials, and other general corporate expenditures. The increase in cash used in operations of $4.1 million year over year is due to changes in working capital accounts of $2.1 million and an increase in net loss as adjusted for non-cash items of $2.0 million.

Investing Activities

Net cash used in investing activities was $3.7 million, for the three months ended March 31, 2026 compared to $5.1 million net cash used in investing activities during the three months ended March 31, 2025. The cash used in investing activities during the three months ended March 31, 2026 was primarily due to the purchase of $43.3 million of short-term investments, partially offset by $39.6 million in proceeds from sale and maturities of short-term investments. The cash used in investing activities during the three months ended March 31, 2025, was primarily due to a $43.1 million purchase of short-term investments, partially offset by $38.0 million in proceeds from sale and maturities of short-term investments.

Financing Activities

Net cash provided by financing activities was $78.5 million during the three months ended March 31, 2026, compared to $34.1 million net cash provided by financing activities during the three months ended March 31, 2025. The net cash provided by financing activities during the three months ended March 31, 2026, was primarily the result of the receipt of $70.3 million in net proceeds from the January 2026 RDO, $8.7 million in proceeds from the issuance of common stock from our ATM offerings program, net of deferred offering costs, $0.2 million in proceeds from proceeds from the sale of shares under the ESPP, partially offset by $0.7 million net payment for tax withholding obligations related to share-based compensation. The net cash provided by financing activities during the three months ended March 31, 2025, was primarily the result of the receipt of $34.6 million in proceeds from the issuance of common stock from our ATM offerings program and $0.2 million proceeds from the sale of shares under the ESPP, partially offset by $0.7 million payment for tax withholding obligations related to share-based compensation.

Capital Resources

We have financed our operations to date principally through our equity offerings, debt and proceeds from issuances of our preferred stock, common stock and warrants. As of March 31, 2026, we had $97.6 million of cash, cash equivalents and restricted cash and $233.9 million of short-term investments. Accordingly, management believes that we have sufficient capital to fund our plan of operations for at least a twelve-month period from the issuance date of our March 31, 2026 consolidated financial statements. In order to address our long-term capital needs, including our planned clinical trials, in April 2026, we raised approximately $211.2 million in net proceeds from the April 2026 Offering. If all of the common stock warrants issued in the April 2026 Offering are exercised, we would receive an additional $225 million in gross proceeds.

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

Stock-based Compensation

We calculated the fair value of stock option awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. Having achieved sufficient historical data on our own stock, effective January 1, 2026, the expected stock price volatility for stock option awards is based on the historical volatility of our stock price volatility. The average expected life of stock options was determined according to the “simplified method” as described in SAB 107, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was determined by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. We have not paid and do not anticipate paying cash dividends. Therefore, the expected dividend rate is assumed to be 0%.

Except disclosed above, there have been no changes in our critical accounting policies and significant judgment and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 6, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K during the three months ended March 31, 2026.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description

1.1

Underwriting Agreement, dated April 22, 2026, by and between by and between the Company, Leerink Partners LLC and Barclays Capital Inc., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed on April 24, 2026)

3.1	Amended and Restated Certificate of Incorporation, dated October 17, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 18, 2017)

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding a reverse stock split (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on September 13, 2018)

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding an increase in authorized shares (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on September 13, 2018)

3.4

Certificate of Amendment to Amended and Restated Certificate of Incorporation regarding an increase in authorized shares (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on April 16, 2026)

3.5	Amended and Restated Bylaws of Altimmune, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on October 18, 2017)

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on January 28, 2026)

4.2	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on April 24, 2026)

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on April 24, 2026)

10.1	Form of Securities Purchase Agreement, dated January 27, 2026 (incorporated by (reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 28, 2026)

10.2	Placement Agency Agreement, dated January 27, 2026 (incorporated by (reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 28, 2026)

31.1 †	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2 †	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1 †	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2 †	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

ALTIMMUNE, INC.

Dated: May 13, 2026	By:	/s/ Jerome Durso
	Name:	Jerome Durso
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2026	By:	/s/ Gregory Weaver
	Name:	Gregory Weaver
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)