Form 10-Q
period 2026-06-30
Altimmune, Inc.
filed 2026-08-12
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 7, 2026 there were 194,517,701 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

ALTIMMUNE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALTIMMUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share amounts)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,008	$43,760
Restricted cash	42	42
Total cash, cash equivalents and restricted cash	63,050	43,802
Short-term investments	263,273	229,696
Accounts and other receivables	3,341	1,219
Income tax and R&D incentive receivables	—	518
Prepaid expenses and other current assets	5,151	2,957
Total current assets	334,815	278,192
Long-term investments	192,247	—
Property and equipment, net	60	312
Other assets	90	1,425
Total assets	$527,212	$279,929
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,272	$2,717
Accrued expenses and other current liabilities	11,229	12,280
Total current liabilities	12,501	14,997
Term loan, noncurrent	34,742	34,287
Other noncurrent liabilities	5,761	5,753
Total liabilities	53,004	55,037
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value; 400,000,000 and 200,000,000 shares authorized; 194,474,154 and 110,882,735 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	19	11
Additional paid-in capital	1,175,098	879,292
Accumulated deficit	(694,871)	(649,483)
Accumulated other comprehensive loss, net	(6,038)	(4,928)
Total stockholders’ equity	474,208	224,892
Total liabilities and stockholders’ equity	$527,212	$279,929

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$—	$5	$—	$10
Operating expenses:
Research and development	18,655	17,236	34,847	33,063
General and administrative	7,574	5,691	15,626	11,684
Total operating expenses	26,229	22,927	50,473	44,747
Loss from operations	(26,229)	(22,922)	(50,473)	(44,737)
Other income (expense):
Interest expense	(1,097)	(264)	(2,165)	(265)
Interest income	4,526	1,132	7,427	2,677
Other income (expense), net	(25)	(92)	(177)	(77)
Total other income (expense), net	3,404	776	5,085	2,335
Net loss before income taxes	(22,825)	(22,146)	(45,388)	(42,402)
Income tax expense (benefit)	—	—	—	(681)
Net loss	(22,825)	(22,146)	(45,388)	(41,721)
Other comprehensive income — unrealized loss on investments	(814)	(36)	(1,110)	(66)
Comprehensive loss	$(23,639)	$(22,182)	$(46,498)	$(41,787)
Net loss per share, basic and diluted	$(0.12)	$(0.27)	$(0.29)	$(0.53)
Weighted-average common shares outstanding, basic and diluted	185,443,736	81,477,548	155,121,235	78,529,028

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2025	110,882,735	$11	$879,292	$(649,483)	$(4,928)	$224,892
Stock-based compensation	—	—	3,378	—	—	3,378
Exercise of stock options	4,458	—	13	—	—	13
Vesting of restricted stock awards including withholding, net	209,537	—	(695)	—	—	(695)
Issuance of common stock from Employee Stock Purchase Plan	57,801	—	177	—	—	177
Issuance of common stock in at-the-market offerings, net	2,021,169	—	8,742	—	—	8,742
Issuance of common stock in direct offering, net	12,397,920	1	51,059	—	—	51,060
Issuance of common stock upon exercise of pre-funded warrants	4,647,534	1	19,278	—	—	19,279
Unrealized loss on investments	—	—	—	—	(296)	(296)
Net loss	—	—	—	(22,563)	—	(22,563)
Balance at March 31, 2026	130,221,154	$13	$961,244	$(672,046)	$(5,224)	$283,987
Stock-based compensation	—	$—	$2,788	$—	$—	$2,788
Exercise of stock options	3,000	—	9	—	—	9
Issuance of common stock in public offering, net	64,250,000	6	180,757	—	—	180,763
Issuance of pre-funded warrants in public offering, net	—	—	30,300	—	—	30,300
Unrealized (loss) gain on investments	—	—	—	—	(814)	(814)
Net loss	—	—	—	(22,825)	—	(22,825)
Balance at June 30, 2026	194,474,154	$19	$1,175,098	$(694,871)	$(6,038)	$474,208

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2024	72,352,701	$7	$689,864	$(561,390)	$(4,973)	$123,508
Stock-based compensation	—	—	4,015	—	—	4,015
Exercise of stock options	1,250	—	4	—	—	4
Vesting of restricted stock awards including withholding, net	165,259	—	(678)	—	—	(678)
Issuance of common stock from Employee Stock Purchase Plan	32,872	—	170	—	—	170
Issuance of common stock in at-the-market offerings, net	5,273,368	1	34,747	—	—	34,748
Unrealized loss on investments	—	—	—	—	(30)	(30)
Net loss	—	—	—	(19,575)	—	(19,575)
Balance at March 31, 2025	77,825,450	$8	$728,122	$(580,965)	$(5,003)	$142,162
Stock-based compensation	—	$—	$3,566	$—	$—	$3,566
Exercise of stock options	1,667	—	4	—	—	4
Vesting of restricted stock awards including withholding, net	2,621	—	(6)	—	—	(6)
Issuance of common stock in at-the-market offerings, net	7,246,562	1	37,822	—	—	37,823
Unrealized (loss) gain on investments	—	—	—	—	(36)	(36)
Net loss	—	—	—	(22,146)	—	(22,146)
Balance at June 30, 2025	85,076,300	$9	$769,508	$(603,111)	$(5,039)	$161,367

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,388)	$(41,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,166	7,581
Depreciation of property and equipment	46	59
Accretion of discounts on investments	(1,854)	(1,117)
Amortization of debt discount and costs	455	58
Loss on foreign currency exchange	176	30
Impairment loss on long-lived asset	1,492	—
Deferred income tax benefit	—	(681)
Changes in operating assets and liabilities:
Accounts receivable	(2,122)	223
Prepaid expenses and other assets	(2,105)	(1,895)
Accounts payable	(1,445)	640
Accrued expenses and other liabilities	(1,102)	(2,064)
Income tax and R&D incentive receivables	518	2,697
Net cash used in operating activities	(45,163)	(36,190)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of investments	107,282	143,589
Purchases of investments	(332,362)	(47,573)
Purchases of property and equipment	(53)	(10)
Net cash used in investing activities	(225,133)	96,006
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan, net	—	14,596
Proceeds from issuance of common stock in at-the-market offerings, net	8,653	72,273
Proceeds from issuance of common stock and pre-funded warrants, net	281,400	—
Other financing activities, net	(509)	(506)
Net cash provided by financing activities	289,544	86,363
Net increase (decrease) in cash and cash equivalents and restricted cash	19,248	146,179
Cash, cash equivalents and restricted cash at beginning of period	43,802	36,968
Cash, cash equivalents and restricted cash at end of period	$63,050	$183,147
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,716	$79
Cash received from income tax refunds	$—	$1,422
SUPPLEMENTAL NON-CASH ACTIVITIES:
Debt issuance cost in accrued expenses and other current liabilities	$—	$322

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

On June 16, 2026, the Company announced plans to relocate its corporate headquarters from Gaithersburg, Maryland to Morristown, New Jersey later this year. The new headquarters is in a region with a strong presence of biopharmaceutical companies, which is expected to support the Company’s ability to attract top-tier talent in its hybrid business model, as the Company continues its growth as a late-stage development company.

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

2. Summary of Significant Accounting Policies

During the six months ended June 30, 2026, there have been no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 6, 2026.

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

Impairment or Disposal of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 360, Property, Plant and Equipment (“ASC 360”). The Company’s long-lived assets include properties and equipment and right of use (“ROU”) assets. For long-lived assets, impairment is recognized when the undiscounted cash flows used in the test for recoverability are less than their carrying value, and the fair value of the long-lived asset is below the carrying value. In the event impairment exists, the long-lived asset will be written down to its fair value, and an impairment loss is recorded as the difference between the carrying value and fair value.

During the three months ended March 31, 2026, the Company recognized an impairment charge of $0.7 million related to its office and laboratory lease ROU asset and underlying leasehold improvements and equipment as the Company vacated portions of the lease premises. In addition, following the announcement of the relocation of the Company’s headquarters from Gaithersburg, Maryland to Morristown, New Jersey, the Company recognized an additional impairment charge of $0.8 million during the three months ended June 30, 2026 related to its remaining lease ROU asset and underlying leasehold improvements. The Company determined the fair value of each asset group using a discounted cash flow model based on the expected sublease income utilizing its current borrowing rate. The inputs utilized for the non-recurring fair value measurement are unobservable and considered level 3 in the fair value hierarchy. The impairment charge was recorded in “Research and development expense” in the Consolidated Statement of Operations and Comprehensive Loss, and reduced the carrying amount of the underlying long-lived assets to fair value.

3. Fair Value Measurements

The Company’s assets measured at fair value on a recurring basis as of June 30, 2026, consisted of the following (in thousands):

	Fair Value Measurement at June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$20,414	$20,414	$—	$—
Cash equivalents - US treasury	19,958	—	19,958	—
Short-term investments	263,273	—	263,273	—
Long-term investments	192,247	—	192,247	—
Total	$495,892	$20,414	$475,478	$—

The Company’s assets measured at fair value on a recurring basis as of December 31, 2025, consisted of the following (in thousands):

	Fair Value Measurement at December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$23,780	$23,780	$—	$—
Cash equivalents - commercial paper	5,969	—	5,969	—
Short-term investments	229,696	—	229,696	—
Total	$259,445	$23,780	$235,665	$—

Investments in marketable securities have been initially valued at the transaction price and subsequently valued at the end of each reporting period utilizing third party pricing services or other market observable data (Level 2). The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value.

Investments with quoted prices as of June 30, 2026, as shown below (in thousands):

	June 30, 2026
		Unrealized Gain	Unrealized Gain
	Amortized Cost	Unrealized (Loss) Gain	Credit loss	Market Value
Original maturities of 1 year or less:
United States treasury securities	$29,498	$(27)	$—	$29,471
Commercial paper and corporate debt securities	158,153	(147)	—	158,006
Agency debt securities	75,881	(85)	—	75,796
Sub-total	263,532	(259)	—	263,273
Original maturities of over 1 year through 5 years:
Commercial paper and corporate debt securities	$173,101	(703)	$—	$172,398
Agency debt securities	19,885	(36)	—	19,849
Sub-total	192,986	(739)	—	192,247
Total	$456,518	$(998)	$—	$455,520

Investments with quoted prices as of December 31, 2025, as shown below (in thousands):

	December 31, 2025
		Unrealized Gain	Unrealized Gain
	Amortized Cost	Unrealized (Loss) Gain	Credit Loss	Market Value
Original maturities of 1 year or less:
United States treasury securities	$83,730	$62	$—	$83,792
Commercial paper and corporate debt securities	127,934	41	—	127,975
Asset backed securities	8,000	7	—	8,007
Agency debt securities	9,920	2	—	9,922
Total	$229,584	$112	$—	$229,696

As of June 30, 2026 and December 31, 2025, none of the unrealized losses on the Company’s investments are a result of credit loss, therefore, any unrealized losses were recognized in other comprehensive income (OCI).

As of June 30, 2026 and December 31, 2025, the Company had $3.3 million and $1.1 million, respectively, accrued interest on investments included in “Accounts and other receivables” on the accompanying Consolidated Balance Sheets.

The carrying amounts of the Company’s debt approximate fair value because the rates are floating rates based on the prime lending rate, which approximates market rates (see Note 5) and represents a Level 2 fair value measurement.

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. Assets recorded at fair value on a non-recurring basis, such as property and equipment and intangible assets are recognized at fair value when they are impaired. Other than the long-lived assets disclosed in Note 2, as of June 30, 2026 and December 31, 2025, the Company had no other assets or liabilities that were measured at fair value on a non-recurring basis.

4. Accrued Expenses

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued professional services	$1,298	$923
Accrued payroll and employee benefits	3,158	4,676
Accrued research and development	6,186	6,110
Lease obligation, current portion	274	256
Accrued interest and other	313	315
Total accrued expenses and other current liabilities	$11,229	$12,280

5. Term Loan

On May 13, 2025 (“Closing Date”), the Company and certain of its subsidiaries entered into a Loan and Security Agreement (as amended, the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) and the lenders party thereto, pursuant to which the lenders will make available up to four tranches of term loans in an aggregate principal amount of $100.0 million (the “Term Loan”), subject to certain terms and conditions.

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

The Loan Agreement includes customary representations and warranties and covenants associated with the Term Loan. Such terms include (1) covenants concerning financial and other reporting obligations, and (2) certain limitations on indebtedness, liens, investments, distributions (including dividends), collateral, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. Compliance with the financial covenant will be conditionally waived pursuant to the terms of the Loan Agreement when the Company’s market capitalization exceeds $800 million. The Loan Agreement includes customary events of default, including payment defaults, breaches of representations and warranties, breaches of covenants following any applicable cure period and the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Loan Agreement. As of June 30, 2026, the Company was in compliance with the covenants under the Loan Agreement.

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

The Company incurred interest expense on the Term Loan, including debt discount and issuance costs amortization, of $1.1 million and $0.3 million during the three months ended June 30, 2026 and 2025, respectively, and $2.2 million and $0.3 million during the six months ended June 30, 2026 and 2025, respectively.

The Term Loan consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Term loan principal amount	$35,000	$35,000
End of term charge	2,188	2,188
Unamortized discount and issuance costs	(2,446)	(2,901)
Total term loan	34,742	34,287
Less: current portion of term loan	—	—
Total term loan, net of current portion	$34,742	$34,287

Future principal loan payments on the currently outstanding Term Loan as of June 30, 2026 are as follows (in thousands):

2026	$—
2027	1,712
2028	21,611
2029	11,677
Total future principal payments	35,000
Add: End of term charge	2,188
Less: Unamortized discount and issuance costs	(2,446)
Less: Current portion of term loan	—
Total term loan, net of current portion	$34,742

6. Other Noncurrent Liabilities

The Company’s other noncurrent liabilities are summarized as follows (in thousands):

	June 30, 2026	December 31, 2025
Research and development incentive credit	$4,610	$4,448
Lease obligation, long-term portion	1,004	1,145
Conditional economic incentive grants	147	160
Total other noncurrent liabilities	$5,761	$5,753

7. Stockholders’ Equity

On April 16, 2026, the Company amended its Certificate of Incorporation (the “Charter”) by filing a Certificate of Amendment (the “Amendment”) with the Secretary of State of Delaware. The Amendment increased the number of authorized shares of common stock from 200,000,000 to 400,000,000 and was approved by the holders of more than a majority of the votes cast at the 2026 Annual Meeting of Shareholders (the “2026 AMS”). The Amendment authorized the Company to issue 400,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2026, the Company had 194,474,154 shares of common stock issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

The Charter also authorized the Company to issue 1,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2026, the Company had no shares of preferred stock issued and outstanding.

At-the-Market (ATM) Offerings

On November 6, 2025, the Company entered into an Equity Distribution Agreement (the “November 2025 Agreement”) with Leerink Partners LLC serving as sales agent (the “November 2025 Sales Agent”) with respect to an ATM offerings program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $200.0 million (the “November 2025 Shares”) through the November 2025 Sales Agent (the “November 2025 Offering”). All of the November 2025 Shares offered and sold in the November 2025 Offering will be issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on February 27, 2025, which was declared effective on March 13, 2025, and the prospectus supplements related to the November 2025 Offering that form a part of the Registration Statement. The Company capitalized approximately $0.2 million of other offering costs which will offset the proceeds received from the shares sold under the November 2025 Agreement. Since inception through June 30, 2026, the Company has sold 7,920,228 shares of common stock under the November 2025 Agreement resulting in approximately $34.2 million in proceeds, net of $0.6 million commission and other offering costs. During the six months ended June 30, 2026, the Company sold 2,021,169 shares of common stock under the November 2025 Agreement resulting in approximately $8.7 million in proceeds, net of $0.1 million commission and other offering costs, and as of June 30, 2026, $165.3 million remained available to be sold under the November 2025 Agreement. As of June 30, 2026, there was $0.2 million deferred offering costs included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.

On February 27, 2025, the Company entered into an Equity Distribution Agreement (the “February 2025 Agreement”) with Leerink Partners LLC, Piper Sandler & Co. and Stifel, Nicolaus & Company, Incorporated, serving as sales agents (the “February 2025 Sales Agents”) with respect to an ATM offerings program under which the Company offered and sold shares of its common stock, having an aggregate offering price of up to $150.0 million (the “February 2025 Shares”) through the February 2025 Sales Agents (the “February 2025 Offering”). All of the February 2025 Shares offered and sold in the February 2025 Offering were issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on February 27, 2025, which was declared effective on March 13, 2025, and the prospectus supplements related to the February 2025 Offering that form a part of the Registration Statement. During the six months ended June 30, 2025, the Company sold 8,052,064 shares of common stock under the February 2025 Agreement resulting in approximately $42.4 million in proceeds, net of $1.4 million commission and other offering costs. Since inception through the termination of the February 2025 Agreement in November 2025, the Company sold 27,896,642 shares of common stock resulting in approximately $118.1 million in proceeds, net of $3.9 million commission and other offering costs.

On February 28, 2023, the Company entered into an Equity Distribution Agreement (the “2023 Agreement”) with Evercore Group L.L.C., JMP Securities LLC and B. Riley Securities, Inc., serving as sales agents (the “2023 Sales Agents”), with respect to an ATM offerings program under which the Company offered and sold shares of its common stock, having an aggregate offering price of up to $150.0 million (the “2023 Shares”) through the 2023 Sales Agents (the “2023 Offering”). All 2023 Shares offered and sold in the 2023 Offering were issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on February 28, 2023. During the six months ended June 30, 2025, the Company sold 4,467,866 shares of common stock under the 2023 Agreement resulting in approximately $30.2 million in proceeds, net of $1.0 million commission and other offering costs. Since inception through the expiration of the 2023 Agreement in February 2025, the Company sold 26,129,903 shares of common stock under the 2023 Agreement resulting in approximately $126.8 million in proceeds, net of $4.1 million commission and other offering costs.

Registered Direct Offering (“RDO”)

On January 27, 2026, the Company entered into a securities purchase agreement with a new fundamental institutional investor pursuant to a registered direct offering under the November 2025 Shelf for the purchase and sale of 12,397,920 shares of its common stock and 4,647,534 pre-funded warrants for net proceeds of approximately $70.3 million, after deducting the offering expenses of approximately $4.7 million (the “January 2026 RDO”). All Shares offered and sold in the January 2026 RDO were issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on November 13, 2025, which was declared effective on December 5, 2025. The pre-funded warrants were fully exercised on February 13, 2026 at an exercise price of $0.001 per share, resulting in the issuance of 4,647,534 shares of the Company’s common stock.

The pre-funded warrants are indexed to the Company’s common stock and meet the criteria to be classified as equity. Proceeds from the issuance of pre-funded warrants were recorded within additional paid-in capital.

April 2026 Offering

On April 22, 2026, the Company entered into an underwriting agreement with certain underwriters pursuant to which the Company offered and sold securities consisting of (i) 64,250,000 shares of its common stock and accompanying common stock warrants to purchase an aggregate of 64,250,000 shares of common stock (or pre-funded warrants in lieu thereof) and (ii) in lieu of common stock, to certain investors that so choose, pre-funded warrants to purchase an aggregate of up to 10,750,000 shares of its common stock and accompanying common stock warrants to purchase an aggregate of 10,750,000 shares of common stock (or pre-funded warrants in lieu thereof), at an exercise price of $0.001 per pre-funded warrant (the “April 2026 Offering”). The common stock and pre-funded warrants were sold in combination with an accompanying common stock warrant to purchase one share of common stock (or pre-funded warrant in lieu thereof) issued for each share of common stock or pre-funded warrant sold. The accompanying common stock warrant has an exercise price of $3.00 per share and is immediately exercisable from the date of issuance. The combined offering price of each share of common stock and accompanying common stock warrant is $3.00. The combined offering price of each pre-funded warrant and accompanying common stock warrant is $2.999. The net proceeds of the April 2026 Offering were approximately $211.1 million, after deducting the underwriting discount and offering expenses of approximately $13.9 million. If all of the common stock warrants sold in the April 2026 Offering were to be exercised in cash at their exercise price, the Company would receive additional gross proceeds of $225 million. All shares of common stock, pre-funded warrants and common stock warrants offered and sold in the April 2026 Offering were issued pursuant to the February 2025 Shelf and November 2025 Shelf and a related registration statement that was filed with the SEC on April 22, 2026 pursuant to Rule 462(b) under the Securities Act of 1933, as amended, and became automatically effective upon filing as permitted under Rule 429.

The pre-funded and common stock warrants are indexed to the Company’s common stock and meet the criteria to be classified as equity. Proceeds from the issuance of pre-funded warrants are recorded within additional paid-in capital.

Warrants

The following warrants were outstanding as of June 30, 2026:

		Per Share
	Number of	Exercise
	Warrants	Price	Issuance Date	Expiration Date
Pre-funded warrants	10,750,000	$0.001	April 24, 2026	—
Common stock warrants	75,000,000	3.000	April 24, 2026	April 24, 2031
Total	85,750,000

A summary of warrant activity is as follows:

			Weighted-Average
		Weighted	Remaining
	Number of	Average	Contractual Term
	Warrants	Exercise Price	(Years)
Warrants outstanding, December 31, 2025	—
Issued	90,397,534
Exercised	(4,647,534)
Warrants outstanding, June 30, 2026	85,750,000	$2.62	4.8

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

Stock Options

The Company’s stock option awards generally vest over four years and typically have a contractual life of ten years. As of June 30, 2026, there was $18.5 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.9 years. During the six months ended June 30, 2026, the

Company granted 2,215,309 stock options with a weighted average exercise price of $4.09 and per share weighted average grant date fair value of $3.36.

Information related to stock options outstanding as of June 30, 2026, is as follows (in thousands, except share, exercise price, and contractual term):

			Weighted-Average
		Weighted-	Remaining
	Number of	Average	Contractual Term	Aggregate Intrinsic
	Stock Options	Exercise Price	(Years)	Value
Outstanding, December 31, 2025	11,289,920	$7.33	5.6	$877
Granted	2,215,309	$4.09
Exercised	(7,458)	$2.95
Forfeited or expired	(1,456,559)	$8.14
Outstanding, June 30, 2026	12,041,212	$6.64	5.9	$584
Exercisable, June 30, 2026	5,862,145	$8.64	5.9	$494
Vested and expected to vest, June 30, 2026	11,288,964	$6.75	5.9	$576

Restricted Stock Units (RSUs)

During the six months ended June 30, 2026, the Company granted 765,623 shares of RSUs with a weighted average grant date fair value of $4.35 which vest over four years. As of June 30, 2026, the Company had unvested RSUs of 1,978,950 shares with total unrecognized compensation expense of $7.1 million, which the Company expects to recognize over a weighted average period of approximately 3.4 years. During the six months ended June 30, 2026, the Company issued 209,537 shares of common stock as a result of the vesting of 337,325 RSUs, net of 124,038 shares of common stock withheld to satisfy tax withholding obligations.

2019 Employee Stock Purchase Plan (“ESPP”)

On April 16, 2026, pursuant to the approval by shareholders at the 2026 AMS, the Company amended its ESPP to increase the number of shares of common stock reserved under the ESPP from 403,500 to 1,108,827.

Under the ESPP, employees purchased 57,801 shares of the Company’s common stock for $0.2 million during the six months ended June 30, 2026.

Stock-based Compensation Expense

During the six months ended June 30, 2026, the Company recorded $0.3 million in incremental stock-based compensation expense as a result of the modifications of stock awards upon termination of a former executive officer. The modification extended the option exercise period of a former executive officer’s fully vested stock options by a period of twelve months from the termination date.

Stock-based compensation expense is classified in the unaudited consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development	$1,091	$1,553	$2,323	$3,329
General and administrative	1,697	2,013	3,843	4,252
Total	$2,788	$3,566	$6,166	$7,581

9. Net Loss Per Share

Because the Company has reported net loss attributable to common stockholders for the three and six months ended June 30, 2026 and 2025, basic and diluted net loss per share attributable to common stockholders in each period are the same.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average numbers of shares of common stock and pre-funded warrants outstanding for the period.

Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. As such, all unvested RSUs, stock options and common stock warrants have been excluded from the computation of diluted weighted average shares outstanding because such securities would have an anti-dilutive impact for all periods presented.

Potential common shares, issuable upon conversion, vesting, or exercise of unvested RSUs, stock options and common stock warrants, that are excluded from the computation of diluted weighted-average shares outstanding, as they are anti-dilutive, are as follows:

	Three and Six Months Ended
	June 30,
	2026	2025
Common stock warrants	75,000,000	—
Stock options	12,068,733	8,128,505
Restricted stock units	1,978,950	1,039,950

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

Lease

On June 15, 2026, the Company entered into a lease agreement for office space in Morristown, New Jersey, which will serve as the Company’s new headquarters upon facility occupancy and lease commencement. The Company will make monthly rental payments aggregating approximately $0.3 million annually for the 5-year lease term. The lease is expected to commence on October 1, 2026 (“Lease Commencement Date”). The Company determined that the lease is an operating lease under ASC 842. On the Lease Commencement Date, the Company will record ROU asset and lease liability of approximately $1.2 million on its balance sheet.

Litigation

The Company from time to time may be a party to various contracts and subject to disputes, litigation, and potential claims arising in the ordinary course of business, none of which are currently reasonably possible or probable of material loss.

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

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “may,” “will,” “should,” “could,” “target,” “strategy,” “project,” “guidance,” “likely,” “usually,” “potential,” or the negative of these words or variations of such words, similar expressions, or comparable terminology are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. A further list and description of risks, uncertainties and other factors that could cause actual results or events to differ materially from the forward-looking statements that we make is included in the cautionary statements herein and in our other filings with the SEC, including those set forth under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

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

Recent Business Update

Underwritten Public Offering

On April 24, 2026, we completed an underwritten public offering pursuant to which we raised approximately $211.1 million in net proceeds from the issuance of a combination of common stock, common stock warrants and pre-funded warrants. The common stock and pre-funded warrants were sold in combination with an accompanying common stock warrant to purchase one share of common stock (or pre-funded warrant in lieu thereof) issued for each share of common stock or pre-funded warrant sold. The gross proceeds could increase by another $225 million if all the warrant holders exercise their common stock warrants. See Note 7. Stockholders’ Equity for additional information.

Headquarters Relocation

On June 16, 2026, we announced plans to relocate our corporate headquarters from Gaithersburg, Maryland to Morristown, New Jersey later this year. The new headquarters is in a region with a strong presence of biopharmaceutical companies, which is expected to support our ability to attract top-tier talent in our hybrid business model, as we continue our growth as a late-stage development company. Accordingly, we have entered into a lease agreement for office space in Morristown, New Jersey, which will serve as our new headquarters upon facility occupancy and lease commencement. We will make monthly rental payments aggregating approximately $0.3 million annually for the 5-year lease term. The relocation of our headquarters is expected to help us achieve cost efficiencies over the long term.

Ongoing Clinical Trials

MASH

In January 2026, we announced that the U.S. Food and Drug Administration (“FDA”) granted Breakthrough Therapy Designation to pemvidutide for the treatment of MASH based on the data from the IMPACT Phase 2b trial at 24 weeks in which we observed statistically significant MASH resolution and positive trends in fibrosis improvement. In December 2025, the Company announced positive 48-week data from the IMPACT trial, including statistically significant improvements observed in key non-invasive markers of fibrosis and inflammation, such as Enhanced Liver Fibrosis (“ELF”) and Liver Stiffness Measurement (“LSM”), which are strongly associated with MASH histologic changes, and noted continued reductions from 24-week timepoint. Additional weight loss was observed from 24 weeks to 48 weeks at the 1.8 mg dose with no evidence of plateauing. We also observed greater adherence to treatment in the pemvidutide arms, as shown by lower discontinuation rates than the placebo group which may be attributable to the favorable safety and tolerability profile of pemvidutide. With the positive 48-week data from the IMPACT trial, FDA designation and having secured the necessary financing, we began preparing for our PERFORMA Phase 3 trial in MASH. We have aligned with the FDA following an End of Phase 2 Meeting, and submitted the final study protocol to the FDA. Further, we received scientific advice from the European Medicines Agency and Medicines and Healthcare products Regulatory Agency (UK) and selected a global Contract Research Organization with deep experience running global MASH pivotal trials. The global pivotal PERFORMA Phase 3 trial will test two doses of pemvidutide over an estimated duration of approximately 60 months for liver-related events supporting final approval, including an interim analysis after 52 weeks with biopsy-based endpoints to support an accelerated approval.

On August 3, 2026, we announced that we have begun enrolling patients in the PERFORMA Phase 3 trial, evaluating the efficacy and safety of pemvidutide in patients with MASH. The PERFORMA trial is a global, Phase 3, randomized, double-blind, placebo-controlled study evaluating the efficacy, safety and clinical outcomes of pemvidutide in MASH patients with moderate to advanced fibrosis. PERFORMA is our registrational study for pemvidutide in MASH and will assess the effects of treatment on fibrosis improvement and MASH resolution as well as clinical outcomes. The 52-week data readout from the PERFORMA trial to support the accelerated approval of pemvidutide is anticipated in 2029.

AUD

RECLAIM, a Phase 2 trial evaluating the efficacy and safety of pemvidutide in subjects with AUD, is a randomized, placebo-controlled trial conducted across approximately 15 sites in the United States, targeting enrollment of approximately 100 subjects. Subjects will be randomized 1:1 to receive either 2.4 mg pemvidutide or placebo weekly for 24 weeks. The trial’s primary endpoint is a change in alcohol consumption, measured by the change from baseline in the average number of heavy drinking days (“HDD”) per week measured at Week 24, with the key secondary endpoints including the proportion of subjects achieving a 2-level reduction in World Health Organization (“WHO”) risk drinking level and the absolute change from baseline in average levels of phosphatidylethanol (“PEth”), a serum biomarker of alcohol intake.

In August 2025, the FDA granted Fast Track designation to pemvidutide for the treatment of AUD. Enrollment in the RECLAIM Phase 2 trial in AUD was completed in November 2025, several months ahead of schedule.

On July 28, 2026, we announced the positive topline results from the RECLAIM Phase 2 trial evaluating the 2.4 mg dose of pemvidutide, in patients with moderate to severe AUD. The trial met its primary endpoint with a highly statistically significant reduction in HDD per week versus placebo, with positive results across important secondary endpoints, including a two-level reduction in the WHO risk drinking level and zero HDDs, both of which are FDA registrational endpoints, as well as a reduction in PEth levels. A generally favorable safety and tolerability profile was observed in the trial. We plan to request an End-of-Phase 2 meeting with the FDA based on the results of the trial.

ALD

RESTORE, a Phase 2 trial evaluating the efficacy and safety of pemvidutide in subjects with ALD, is a randomized, placebo-controlled trial enrolling approximately 100 patients across 34 sites in the United States. Subjects will be randomized 1:1 to receive either 2.4 mg pemvidutide or placebo weekly for 48 weeks. The trial’s primary endpoint is the change from baseline in LSM by vibration-controlled transient elastography and will be assessed in a hierarchical manner at Week 48 and then at Week 24. Main secondary endpoints include changes in ELF score at Weeks 24 and 48, and changes in alcohol consumption and body weight at the same time points. In July 2026, we completed enrollment in the RESTORE Phase 2 trial in ALD.

Recent Global Events

Tariffs and Inflation

The United States recently imposed reciprocal and additional tariffs on many countries around the world. Such tariffs and counter-tariffs by other countries against the U.S. have been causing uncertainties in the global markets. If the tariffs and counter-tariffs continue or escalate, they could have a significant negative effect on the global economy or on our operations, including continued inflationary pressures on raw materials, supply chain and logistics disruptions, and volatility in the capital markets, foreign exchange rates and interest rates.

Inflation generally affects us by increasing our employee-related costs and clinical trial expenses, as well as other operating expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as public health crises, global supply chain disruptions, uncertain global economic conditions, global trade disputes or political instability as further discussed in the section “Risk Factors” in our 2025 Annual Report on Form 10-K.

Conflict in Middle East

We are closely monitoring the impact of the ongoing military conflict in the Middle East, including the recent conflict involving the U.S., Israel and Iran, on our business as the conflict has caused increased economic uncertainty and operational complexity globally. While we have no direct exposure to the Middle East, and do not currently believe the situation will have a material impact on our operating results, we are monitoring any broader economic impact from the situation. Should the conflict continue or escalate, it could have a significant negative effect on the global economy or on our operations, including continued inflationary pressures on raw materials, oil and energy prices and clinical trial costs, supply chain and logistics disruptions, volatility in foreign exchange rates and interest rates and heightened cybersecurity threats.

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues	$—	$5	$(5)	(100)%
Operating expenses:
Research and development	18,655	17,236	1,419	8%
General and administrative	7,574	5,691	1,883	33%
Total operating expenses	26,229	22,927	3,302	14%
Loss from operations	(26,229)	(22,922)	(3,307)	14%
Other income (expense):
Interest expense	(1,097)	(264)	(833)	316%
Interest income	4,526	1,132	3,394	300%
Other income (expense), net	(25)	(92)	67	(73)%
Total other income (expense), net	3,404	776	2,628	339%
Net loss	$(22,825)	$(22,146)	$(679)	3%

Research and development expenses

Research and development expenses for the three months ended June 30, 2026 and 2025 consisted primarily of expenses related to product candidate development, summarized as follows:

	Three Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Pemvidutide
MASH	$3,795	$5,446	$(1,651)	(30)%
ALD	4,604	1,538	3,066	199%
AUD	723	1,097	(374)	(34)%
Other pemvidutide expenses	2,454	3,032	(578)	(19)%
Total pemvidutide expenses	11,576	11,113	463	4%
Non-project costs
Labor	3,067	3,206	(139)	(4)%
Stock compensation	1,091	1,553	(462)	(30)%
Shared service and infrastructure	2,921	1,364	1,557	114%
Total research and development expenses	$18,655	$17,236	$1,419	8%

The increase in research and development expenses was due primarily to the ongoing ALD trial as well as the startup costs for PERFORMA Phase 3 trial in MASH and the non-project costs to support these activities, partially offset by the decrease in expenses related to completion of the RECLAIM Phase 2 trial in AUD and IMPACT Phase 2b trial in MASH, which were ongoing in the second quarter of 2025.

General and administrative expenses

General and administrative expenses increased by $1.9 million, or 33%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to a $0.6 million increase in compensation expenses and a $1.1 million increase in expenses for professional services.

Total other income (expense), net

Total other income (expense), net increased by $2.6 million, or 339%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The net increase was primarily due to a $3.4 million increase in interest income earned on our cash equivalents and investments in marketable securities, partially offset by a $0.8 million increase in interest expense related to our Term Loan.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues	$—	$10	$(10)	(100)%
Operating expenses:
Research and development	34,847	33,063	1,784	5%
General and administrative	15,626	11,684	3,942	34%
Total operating expenses	50,473	44,747	5,726	13%
Loss from operations	(50,473)	(44,737)	(5,736)	13%
Other income (expense):
Interest expense	(2,165)	(265)	(1,900)	717%
Interest income	7,427	2,677	4,750	177%
Other income (expense), net	(177)	(77)	(100)	130%
Total other income (expense), net	5,085	2,335	2,750	118%
Net loss before income taxes	(45,388)	(42,402)	(2,986)	7%
Income tax expense (benefit)	—	(681)	681	(100)%
Net loss	$(45,388)	$(41,721)	$(3,667)	9%

Research and development expenses

Research and development expenses for the six months ended June 30, 2026 and 2025 consisted primarily of expenses related to product candidate development, summarized as follows:

	Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Pemvidutide
MASH	$7,492	$11,763	$(4,271)	(36)%
ALD	7,239	1,596	5,643	354%
AUD	2,280	1,413	867	61%
Other pemvidutide expenses	4,096	5,572	(1,476)	(26)%
Total pemvidutide expenses	21,107	20,344	763	4%
Non-project costs
Labor	6,555	6,551	4	0%
Stock compensation	2,323	3,329	(1,006)	(30)%
Shared service and infrastructure	4,862	2,839	2,023	71%
Total research and development expenses	$34,847	$33,063	$1,784	5%

The increase in research and development expenses was due primarily to the ongoing ALD and AUD trials as well as the startup costs for PERFORMA Phase 3 trial in MASH and the non-project costs to support these activities, partially offset by the decrease in expenses related to completion of the IMPACT Phase 2b trial in MASH, which was ongoing in the first six months of 2025.

General and administrative expenses

General and administrative expenses increased by $3.9 million, or 34%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to a $1.4 million increase in compensation expenses and $1.6 million increase in professional services.

Total other income (expense), net

Total other income (expense), net increased by $2.8 million, or 118%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The net increase was primarily due to a $4.8 million increase in interest income earned on our cash equivalents and investments in marketable securities, partially offset by a $1.9 million increase in interest expense related to our Term Loan.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the six months ended June 30, 2026 were from equity transactions, interest from our money market funds and investments in marketable securities, and proceeds from maturity of our investments. Our cash, cash equivalents, restricted cash and short-term investments were $326.3 million as of June 30, 2026. In addition, we had $192.3 million in long-term investments. We believe, based on the operating cash requirements and capital expenditures expected for 2026 and 2027, our cash on hand as of June 30, 2026 is sufficient to fund operations for at least a twelve-month period from the issuance date of our June 30, 2026 consolidated financial statements.

We have not generated any revenues from the sale of any products to date and there is no assurance of any future revenues from product sales. We have incurred significant losses since we commenced operations. As of June 30, 2026, we had an accumulated deficit of $694.9 million. In addition, we have not generated positive cash flows from operations. We have relied on a variety of financing sources, including the issuance of debt and equity securities. As capital resources are consumed to fund our research and development activities, we may require additional capital beyond our currently anticipated amounts. In order to address our capital needs, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, and monetization of our existing programs through partnership arrangements or sales to third parties.

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

ATM Offerings

On November 6, 2025, we entered into an Equity Distribution Agreement (the “November 2025 Agreement”) with Leerink Partners LLC serving as sales agent, with respect to an ATM offerings program under which we may offer and sell shares of our common stock having an aggregate offering price of up to $200.0 million through the sales agent from the February 2025 Shelf. Since inception through June 30, 2026, we raised approximately $34.2 million in net proceeds, with $165.3 million remaining available to be sold under the November 2025 Agreement.

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

On February 28, 2023, we entered into an Equity Distribution Agreement (the “2023 Agreement”) with Evercore Group L.L.C., JMP Securities LLC and B. Riley Securities, Inc., serving as sales agents, with respect to an ATM offerings program under which we offered and sold shares of our common stock having an aggregate offering price of up to $150.0 million through the sales agents from the 2023 Shelf. Since inception through the termination of the 2023 Agreement in February 2025, we raised approximately $126.8 million in net proceeds.

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

April 2026 Offering

On April 22, 2026, we entered into an underwriting agreement with certain underwriters pursuant to which we offered and sold securities consisting of (i) 64,250,000 shares of our common stock and accompanying common stock warrants to purchase an aggregate of 64,250,000 shares of common stock (or pre-funded warrants in lieu thereof) and (ii) in lieu of common stock, to certain investors that so choose, pre-funded warrants to purchase an aggregate of up to 10,750,000 shares of its common stock and accompanying common stock warrants to purchase an aggregate of 10,750,000 shares of common stock (or pre-funded warrants in lieu thereof), at an exercise price of $0.001 per pre-funded warrant. The common stock and pre-funded warrants were sold in combination with an accompanying common stock warrant to purchase one share of common stock (or pre-funded warrant in lieu thereof) issued for each share of common stock or pre-funded warrant sold. The accompanying common stock warrant has an exercise price of $3.00 per share and is immediately exercisable from the date of issuance. The combined offering price of each share of common stock and accompanying common stock warrant is $3.00. The combined offering price of each pre-funded warrant and accompanying common stock warrant is $2.999. The net proceeds of the April 2026 Offering were approximately $211.1 million, after deducting the underwriting discount and estimated offering expenses. If all of the common stock warrants sold in the April 2026 Offering were to be exercised in cash at their exercise price, we would receive additional gross proceeds of $225 million. All shares of common stock, pre-funded warrants and common stock warrants offered and sold in the April 2026 Offering were issued pursuant to the February 2025 Shelf, the November 2025 Shelf and a related registration statement that was filed with the SEC on April 22, 2026 pursuant to Rule 462(b) under the Securities Act of 1933, as amended, and became automatically effective upon filing as permitted under Rule 429.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025	Increase (Decrease)
Net cash (used in) provided by:
Operating activities	$(45,163)	$(36,190)	$8,973
Investing activities	(225,133)	96,006	(321,139)
Financing activities	289,544	86,363	203,181
Net increase in cash and cash equivalents and restricted cash	$19,248	$146,179	$(126,931)

Operating Activities

Net cash used in operating activities was $45.2 million for the six months ended June 30, 2026 compared to $36.2 million during the six months ended June 30, 2025. The primary uses of cash from our operating activities included payments for labor and labor-related costs, professional fees, research and development costs associated with our clinical trials, and other general corporate expenditures. The increase in cash used in operations of $9.0 million year over year was due to changes in working capital accounts of $5.9 million and an increase in net loss as adjusted for non-cash items of $3.1 million.

Investing Activities

Net cash used in investing activities was $225.1 million for the six months ended June 30, 2026 compared to $96.0 million net cash provided by investing activities during the six months ended June 30, 2025. The net cash used in investing activities during the six months ended June 30, 2026 was primarily due to a $332.4 million purchase of investments in marketable securities, partially offset by a $107.3 million in proceeds from sales and maturities of these investments. The net cash provided by investing activities during the six months ended June 30, 2025 was primarily due to a $143.6 million in proceeds from sales and maturities of investments in marketable securities, partially offset by a $47.6 million purchase of investments in marketable securities.

Financing Activities

Net cash provided by financing activities was $289.5 million during the six months ended June 30, 2026 compared to $86.4 million cash provided by financing activities during the six months ended June 30, 2025. The net cash provided by financing activities during the six months ended June 30, 2026 was primarily the result of the receipt of $211.1 million in net proceeds from the April 2026 Offering, $70.3 million in net proceeds from the January 2026 RDO, $8.7 million in net proceeds from the issuance of common stock from our ATM offerings program, net of deferred offering costs, $0.2 million in proceeds from the sale of shares under the ESPP, partially offset by $0.7 million net payments for tax withholding obligations related to share-based compensation. The net cash provided by financing activities during the six months ended June 30, 2025 was primarily the result of the receipt of $72.3 million in net proceeds from the issuance of common stock from our ATM offerings program, $14.6 million in net proceeds from the term loan, and $0.2 million in proceeds from the sale of shares under the ESPP, partially offset by $0.7 million net payments for tax withholding obligations related to share-based compensation.

Capital Resources

We have financed our operations to date principally through our equity offerings, debt and proceeds from issuances of our preferred stock, common stock and warrants. As of June 30, 2026, we had $63.1 million of cash, cash equivalents and restricted cash and $455.5 million of investments in marketable securities, of which $263.3 million is in short-term investments. Accordingly, management believes that we have sufficient capital to fund our plan of operations for at least a twelve-month period from the issuance date of our June 30, 2026 consolidated financial statements. In order to address our long-term capital needs, including our planned clinical trials, in April 2026, we raised approximately $211.1 million in net proceeds from the April 2026 Offering. If all of the common stock warrants issued in the April 2026 Offering are exercised, we would receive an additional $225 million in gross proceeds.

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

Except as disclosed above, there have been no changes in our critical accounting policies and significant judgment and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2026, we completed the implementation of a new enterprise resource planning (ERP) system, which is designed to improve the efficiency of our financial close process and related financial reporting. As part of the implementation, we updated our internal controls as necessary to reflect the system change.

Other than the changes disclosed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our officers or directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K during the three months ended June 30, 2026.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description

1.1

Underwriting Agreement, dated April 22, 2026, by and between the Company, Leerink Partners LLC and Barclays Capital Inc., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed on April 24, 2026)

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

3.5	Amended and Restated Bylaws of Altimmune, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on October 18, 2017)

4.1	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on April 24, 2026)

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on April 24, 2026)

31.1 †	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2 †	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1 †	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2 †	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ALTIMMUNE, INC.

Dated: August 12, 2026	By:	/s/ Jerome Durso
	Name:	Jerome Durso
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2026	By:	/s/ Gregory Weaver
	Name:	Gregory Weaver
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)