Form 10-Q
period 2026-09-30
Altimmune, Inc.
filed 2026-11-12
CIK 1326190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-32587

ALTIMMUNE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-2726770
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

350 Mount Kemble Avenue Suite 1001, Morristown, New Jersey	07960
(Address of Principal Executive Offices)	(Zip Code)

(862) 457-1450

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	ALT	The NASDAQ Global Market

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

As of November 6, 2026 there were 194,589,451 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

ALTIMMUNE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALTIMMUNE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share amounts)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,888	$43,760
Restricted cash	42	42
Total cash, cash equivalents and restricted cash	28,930	43,802
Short-term investments	236,171	229,696
Accounts and other receivables	3,661	1,219
Income tax and R&D incentive receivables	—	518
Prepaid expenses and other current assets	7,008	2,957
Total current assets	275,770	278,192
Long-term investments	214,823	—
Property and equipment, net	112	312
Other assets	4,941	1,425
Total assets	$495,646	$279,929
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$767	$2,717
Accrued expenses and other current liabilities	10,759	12,280
Total current liabilities	11,526	14,997
Term loan, noncurrent	34,989	34,287
Other noncurrent liabilities	5,565	5,753
Total liabilities	52,080	55,037
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value; 400,000,000 and 200,000,000 shares authorized; 194,537,875 and 110,882,735 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	19	11
Additional paid-in capital	1,178,044	879,292
Accumulated deficit	(726,479)	(649,483)
Accumulated other comprehensive loss, net	(8,018)	(4,928)
Total stockholders’ equity	443,566	224,892
Total liabilities and stockholders’ equity	$495,646	$279,929

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues	$—	$5	$—	$15
Operating expenses:
Research and development	27,016	14,960	61,863	48,023
General and administrative	8,689	5,904	24,315	17,588
Total operating expenses	35,705	20,864	86,178	65,611
Loss from operations	(35,705)	(20,859)	(86,178)	(65,596)
Other income (expense):
Interest expense	(1,121)	(495)	(3,286)	(760)
Interest income	4,819	2,426	12,246	5,103
Other income (expense), net	399	(86)	222	(163)
Total other income (expense), net	4,097	1,845	9,182	4,180
Net loss before income taxes	(31,608)	(19,014)	(76,996)	(61,416)
Income tax expense (benefit)	—	—	—	(681)
Net loss	(31,608)	(19,014)	(76,996)	(60,735)
Other comprehensive income — unrealized (loss) gain on investments	(1,980)	23	(3,090)	(43)
Comprehensive loss	$(33,588)	$(18,991)	$(80,086)	$(60,778)
Net loss per share, basic and diluted	$(0.15)	$(0.21)	$(0.45)	$(0.74)
Weighted-average common shares outstanding, basic and diluted	205,273,395	89,418,028	172,016,738	82,198,581

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2025	110,882,735	$11	$879,292	$(649,483)	$(4,928)	$224,892
Stock-based compensation	—	—	3,378	—	—	3,378
Exercise of stock options	4,458	—	13	—	—	13
Vesting of restricted stock awards including withholding, net	209,537	—	(695)	—	—	(695)
Issuance of common stock from Employee Stock Purchase Plan	57,801	—	177	—	—	177
Issuance of common stock in at-the-market offerings, net	2,021,169	—	8,742	—	—	8,742
Issuance of common stock in direct offering, net	12,397,920	1	51,059	—	—	51,060
Issuance of common stock upon exercise of pre-funded warrants	4,647,534	1	19,278	—	—	19,279
Unrealized (loss) gain on investments	—	—	—	—	(296)	(296)
Net loss	—	—	—	(22,563)	—	(22,563)
Balance at March 31, 2026	130,221,154	$13	$961,244	$(672,046)	$(5,224)	$283,987
Stock-based compensation	—	$—	$2,788	$—	$—	$2,788
Exercise of stock options	3,000	—	9	—	—	9
Issuance of common stock in public offering, net	64,250,000	6	180,757	—	—	180,763
Issuance of pre-funded warrants in public offering, net	—	—	30,300	—	—	30,300
Unrealized (loss) gain on investments	—	—	—	—	(814)	(814)
Net loss	—	—	—	(22,825)	—	(22,825)
Balance at June 30, 2026	194,474,154	$19	$1,175,098	$(694,871)	$(6,038)	$474,208
Stock-based compensation	—	$—	$2,865	$—	$—	$2,865
Exercise of stock options	3,000	—	8	—	—	8
Vesting of restricted stock awards including withholding, net	19,800	—	(26)	—	—	(26)
Issuance of common stock from Employee Stock Purchase Plan	40,921	—	99	—	—	99
Unrealized (loss) gain on investments	—	—	—	—	(1,980)	(1,980)
Net loss	—	—	—	(31,608)	—	(31,608)
Balance at September 30, 2026	194,537,875	$19	$1,178,044	$(726,479)	$(8,018)	$443,566

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2024	72,352,701	$7	$689,864	$(561,390)	$(4,973)	$123,508
Stock-based compensation	—	—	4,015	—	—	4,015
Exercise of stock options	1,250	—	4	—	—	4
Vesting of restricted stock awards including withholding, net	165,259	—	(678)	—	—	(678)
Issuance of common stock from Employee Stock Purchase Plan	32,872	—	170	—	—	170
Issuance of common stock in at-the-market offerings, net	5,273,368	1	34,747	—	—	34,748
Unrealized (loss) gain on investments	—	—	—	—	(30)	(30)
Net loss	—	—	—	(19,575)	—	(19,575)
Balance at March 31, 2025	77,825,450	$8	$728,122	$(580,965)	$(5,003)	$142,162
Stock-based compensation	—	$—	$3,566	$—	$—	$3,566
Exercise of stock options	1,667	—	4	—	—	4
Vesting of restricted stock awards including withholding, net	2,621	—	(6)	—	—	(6)
Issuance of common stock in at-the-market offerings, net	7,246,562	1	37,822	—	—	37,823
Unrealized (loss) gain on investments	—	—	—	—	(36)	(36)
Net loss	—	—	—	(22,146)	—	(22,146)
Balance at June 30, 2025	85,076,300	$9	$769,508	$(603,111)	$(5,039)	$161,367
Stock-based compensation	—	$—	$3,554	$—	$—	$3,554
Exercise of stock options	11,250	—	33	—	—	33
Issuance of common stock from Employee Stock Purchase Plan	38,470	—	121	—	—	121
Issuance of common stock in at-the-market offerings, net	10,472,645	1	39,516	—	—	39,517
Unrealized (loss) gain on investments	—	—	—	—	23	23
Net loss	—	—	—	(19,014)	—	(19,014)
Balance at September 30, 2025	95,598,665	$10	$812,732	$(622,125)	$(5,016)	$185,601

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(76,996)	$(60,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,031	11,135
Depreciation of property and equipment	57	86
Accretion of discounts on investments	(2,914)	(1,313)
Amortization of debt discount and costs	702	171
(Gain) loss on foreign currency exchange	(218)	116
Impairment loss on long-lived asset	1,492	—
Deferred income tax benefit	—	(681)
Changes in operating assets and liabilities:
Accounts receivable	(2,442)	(301)
Prepaid expenses and other assets	(8,902)	(1,903)
Accounts payable	(2,050)	4,593
Accrued expenses and other liabilities	(1,185)	(1,962)
Income tax and R&D incentive receivables	518	2,707
Net cash used in operating activities	(82,907)	(48,087)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of investments	170,903	143,589
Purchases of investments	(392,377)	(196,894)
Purchases of property and equipment	(117)	(10)
Net cash used in investing activities	(221,591)	(53,315)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan, net	—	14,274
Proceeds from issuance of common stock in at-the-market offerings, net	8,653	111,790
Proceeds from issuance of common stock and pre-funded warrants, net	281,400	—
Other financing activities, net	(427)	(352)
Net cash provided by financing activities	289,626	125,712
Net increase (decrease) in cash and cash equivalents and restricted cash	(14,872)	24,310
Cash, cash equivalents and restricted cash at beginning of period	43,802	36,968
Cash, cash equivalents and restricted cash at end of period	$28,930	$61,278
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,584	$460
Cash received from income tax refunds	$—	$1,422

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALTIMMUNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business

Altimmune, Inc., headquartered in Morristown, New Jersey, United States, together with its subsidiaries (collectively, the “Company” or “Altimmune”) is a late clinical-stage biopharmaceutical company incorporated under the laws of the State of Delaware. The Company recently relocated its headquarters from its previous location in Gaithersburg, Maryland to Morristown, New Jersey.

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

2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2026, there have been no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 6, 2026.

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

During the nine months ended September 30, 2026, the Company recognized an impairment charge $1.5 million related to its office and laboratory lease ROU asset and underlying leasehold improvements and equipment as the Company vacated portions of the lease premises and subsequently announcing the relocation of the Company’s headquarters from Gaithersburg, Maryland to Morristown, New Jersey. The Company determined the fair value of each asset group using a discounted cash flow model based on the expected sublease income utilizing its current borrowing rate. The inputs utilized for the non-recurring fair value measurement are unobservable and considered level 3 in the fair value hierarchy. The impairment charge was recorded in “Research and development expense” in the Consolidated Statement of Operations and Comprehensive Loss, and reduced the carrying amount of the underlying long-lived assets to fair value.

3. Fair Value Measurements

The Company’s assets measured at fair value on a recurring basis as of September 30, 2026, consisted of the following (in thousands):

	Fair Value Measurement at September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$22,338	$22,338	$—	$—
Short-term investments	236,171	—	236,171	—
Long-term investments	214,823	—	214,823	—
Total	$473,332	$22,338	$450,994	$—

The Company’s assets measured at fair value on a recurring basis as of December 31, 2025, consisted of the following (in thousands):

	Fair Value Measurement at December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market funds	$23,780	$23,780	$—	$—
Cash equivalents - commercial paper	5,969	—	5,969	—
Short-term investments	229,696	—	229,696	—
Total	$259,445	$23,780	$235,665	$—

Investments in marketable securities have been initially valued at the transaction price and subsequently valued at the end of each reporting period utilizing third party pricing services or other market observable data (Level 2). The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value.

Investments with quoted prices as of September 30, 2026, as shown below (in thousands):

	September 30, 2026
		Unrealized Gain	Unrealized Gain
	Amortized Cost	Unrealized (Loss) Gain	Credit loss	Market Value
Original maturities of 1 year or less:
United States treasury securities	$29,771	$(28)	$—	$29,743
Commercial paper and corporate debt securities	161,173	(604)	—	160,569
Agency debt securities	45,919	(60)	—	45,859
Sub-total	236,863	(692)	—	236,171
Original maturities of over 1 year through 5 years:
Commercial paper and corporate debt securities	197,205	(2,144)	$—	$195,061
Agency debt securities	19,904	(142)	—	19,762
Sub-total	217,109	(2,286)	—	214,823
Total	$453,972	$(2,978)	$—	$450,994

Investments with quoted prices as of December 31, 2025, as shown below (in thousands):

	December 31, 2025
		Unrealized Gain	Unrealized Gain
	Amortized Cost	Unrealized (Loss) Gain	Credit Loss	Market Value
Original maturities of 1 year or less:
United States treasury securities	$83,730	$62	$—	$83,792
Commercial paper and corporate debt securities	127,934	41	—	127,975
Asset backed securities	8,000	7	—	8,007
Agency debt securities	9,920	2	—	9,922
Total	$229,584	$112	$—	$229,696

As of September 30, 2026 and December 31, 2025, none of the unrealized losses on the Company’s investments are a result of credit loss, therefore, any unrealized losses were recognized in other comprehensive income (“OCI”).

As of September 30, 2026 and December 31, 2025, the Company had $3.7 million and $1.1 million, respectively, accrued interest on investments included in “Accounts and other receivables” on the accompanying Consolidated Balance Sheets.

The carrying amounts of the Company’s debt approximate fair value because the rates are floating rates based on the prime lending rate, which approximates market rates (see Note 5) and represents a Level 2 fair value measurement.

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. Assets recorded at fair value on a non-recurring basis, such as property and equipment and intangible assets are recognized at fair value when they are impaired. Other than the long-lived assets disclosed in Note 2, as of September 30, 2026 and December 31, 2025, the Company had no other assets or liabilities that were measured at fair value on a non-recurring basis.

4. Accrued Expenses

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued professional services	$631	$923
Accrued payroll and employee benefits	4,103	4,676
Accrued research and development	5,382	6,110
Lease obligation, current portion	284	256
Accrued interest and other	359	315
Total accrued expenses and other current liabilities	$10,759	$12,280

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

Under the terms of the Loan Agreement, the first Term Loan tranche was drawn down on the Closing Date in an aggregate principal amount of $15.0 million. Upon the achievement of certain milestones and subject to other terms and conditions set out in the Loan Agreement, (i) the second Term Loan tranche was to be made available in an aggregate principal amount of up to $25.0 million and (ii) the third Term Loan tranche was to be made available in an aggregate principal amount of up to $15.0 million. The fourth Term Loan tranche was to be made available in an aggregate principal amount of up to $45.0 million subject to the approval of the lenders. The Term Loan had an interest rate equal to the greater of (a) the prime rate as reported in The Wall Street Journal plus 2.45% and (b) (i) 9.95% until December 31, 2025, and (ii) 9.45% thereafter.

On November 5, 2025 (the “Amendment Closing”), the Company entered into an amendment to the Loan Agreement with Hercules and the lenders party thereto, pursuant to which the lenders will, subject to certain terms and conditions, increase the availability under the Term Loan from an aggregate principal amount of $100.0 million to $125.0 million. The Term Loan, as amended, is structured in four tranches. As described above, the first Term Loan tranche was drawn down on the Closing Date in an aggregate principal amount of $15.0 million. The second Term Loan tranche was drawn down on the Amendment Closing in an aggregate principal amount of $20.0 million. Upon the achievement of certain clinical and financial milestones and subject to other terms and conditions set out in the Loan Agreement (the “Tranche 3 Milestone”), as amended, the third Term Loan tranche will be made available in an aggregate principal amount of up to $10.0 million (“Tranche Three”). The fourth Term Loan tranche will be made available in an aggregate principal amount of up to $80.0 million subject to the approval of the lenders. The Term Loan, as amended, bears interest equal to the greater of (a) 9.70% per annum and (b) the prime rate as reported in The Wall Street Journal plus 2.45% per annum. The interest-only period has been extended to 30 months from May 13, 2025.

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

The Loan Agreement includes customary representations and warranties and covenants associated with the Term Loan. Such terms include (1) covenants concerning financial and other reporting obligations, and (2) certain limitations on indebtedness, liens, investments, distributions (including dividends), collateral, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. Compliance with the financial covenant will be conditionally waived pursuant to the terms of the Loan Agreement when the Company’s market capitalization exceeds $800 million. The Loan Agreement includes customary events of default, including payment defaults, breaches of representations and warranties, breaches of covenants following any applicable cure period and the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Loan Agreement. As of September 30, 2026, the Company was in compliance with the covenants under the Loan Agreement.

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

The Company incurred interest expense on the Term Loan, including debt discount and issuance costs amortization, of $1.1 million and $0.5 million during the three months ended September 30, 2026 and 2025, respectively, and $3.3 million and $0.8 million during the nine months ended September 30, 2026 and 2025, respectively.

The Term Loan consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Term loan principal amount	$35,000	$35,000
End of term charge	2,188	2,188
Unamortized discount and issuance costs	(2,199)	(2,901)
Total term loan	34,989	34,287
Less: current portion of term loan	—	—
Total term loan, net of current portion	$34,989	$34,287

Future principal loan payments on the currently outstanding Term Loan as of September 30, 2026 are as follows (in thousands):

2026	$—
2027	1,712
2028	21,611
2029	11,677
Total future principal payments	35,000
Add: End of term charge	2,188
Less: Unamortized discount and issuance costs	(2,199)
Less: Current portion of term loan	—
Total term loan, net of current portion	$34,989

6. Other Noncurrent Liabilities

The Company’s other noncurrent liabilities are summarized as follows (in thousands):

	September 30, 2026	December 31, 2025
Research and development incentive credit	$4,636	$4,448
Lease obligation, long-term portion	929	1,145
Conditional economic incentive grants	—	160
Total other noncurrent liabilities	$5,565	$5,753

7. Stockholders’ Equity

On April 16, 2026, the Company amended its Certificate of Incorporation (the “Charter”) by filing a Certificate of Amendment (the “Amendment”) with the Secretary of State of Delaware. The Amendment increased the number of authorized shares of common stock from 200,000,000 to 400,000,000 and was approved by the holders of more than a majority of the votes cast at the 2026 Annual Meeting of Shareholders (the “2026 AMS”). The Amendment authorized the Company to issue 400,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2026, the Company had 194,537,875 shares of common stock issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

The Charter also authorized the Company to issue 1,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2026, the Company had no shares of preferred stock issued and outstanding.

At-the-Market (ATM) Offerings

On November 6, 2025, the Company entered into an Equity Distribution Agreement (the “November 2025 Agreement”) with Leerink Partners LLC serving as sales agent (the “November 2025 Sales Agent”) with respect to an ATM offerings program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $200.0 million (the “November 2025 Shares”) through the November 2025 Sales Agent (the “November 2025 Offering”). All of the November 2025 Shares offered and sold in the November 2025 Offering will be issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on February 27, 2025, which was declared effective on March 13, 2025, and the prospectus supplements related to the November 2025 Offering that form a part of the Registration Statement. The Company capitalized approximately $0.2 million of other offering costs which will offset the proceeds received from the shares sold under the November 2025 Agreement. Since inception through September 30, 2026, the Company has sold 7,920,228 shares of common stock under the November 2025 Agreement resulting in approximately $34.2 million in proceeds, net of $0.6 million commission and other offering costs. During the nine months ended September 30, 2026, the Company sold 2,021,169 shares of common stock under the November 2025 Agreement resulting in approximately $8.7 million in proceeds, net of $0.1 million commission and other offering costs, and as of September 30, 2026, $165.3 million remained available to be sold under the November 2025 Agreement. As of September 30, 2026, there was $0.2 million in deferred offering costs included in prepaid expenses and other current assets on the accompanying consolidated balance sheets.

On February 27, 2025, the Company entered into an Equity Distribution Agreement (the “February 2025 Agreement”) with Leerink Partners LLC, Piper Sandler & Co. and Stifel, Nicolaus & Company, Incorporated, serving as sales agents (the “February 2025 Sales Agents”) with respect to an ATM offerings program under which the Company offered and sold shares of its common stock, having an aggregate offering price of up to $150.0 million (the “February 2025 Shares”) through the February 2025 Sales Agents (the “February 2025 Offering”). All of the February 2025 Shares offered and sold in the February 2025 Offering were issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on February 27, 2025, which was declared effective on March 13, 2025, and the prospectus supplements related to the February 2025 Offering that form a part of the Registration Statement. During the nine months ended September 30, 2025, the Company sold 18,524,709 shares of common stock under the February 2025 Agreement resulting in approximately $81.9 million in proceeds, net of $2.7 million commission and other offering costs. Since inception through the termination of the February 2025 Agreement in November 2025, the Company sold 27,896,642 shares of common stock resulting in approximately $118.1 million in proceeds, net of $3.9 million commission and other offering costs.

On February 28, 2023, the Company entered into an Equity Distribution Agreement (the “2023 Agreement”) with Evercore Group L.L.C., JMP Securities LLC and B. Riley Securities, Inc., serving as sales agents (the “2023 Sales Agents”), with respect to an ATM offerings program under which the Company offered and sold shares of its common stock, having an aggregate offering price of up to $150.0 million (the “2023 Shares”) through the 2023 Sales Agents (the “2023 Offering”). All 2023 Shares offered and sold in the 2023 Offering were issued pursuant to the Company’s Registration Statement on Form S-3 filed with the SEC on February 28, 2023. During the nine months ended September 30, 2025, the Company sold 4,467,866 shares of common stock under the 2023 Agreement resulting in approximately $30.2 million in proceeds, net of $1.0 million commission and other offering costs. Since inception through the expiration of the 2023 Agreement in February 2025, the Company sold 26,129,903 shares of common stock under the 2023 Agreement resulting in approximately $126.8 million in proceeds, net of $4.1 million commission and other offering costs.

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

The pre-funded and common stock warrants are indexed to the Company’s common stock and meet the criteria to be classified as equity. Proceeds from the issuance of pre-funded warrants are recorded within additional paid-in capital. The pre-funded warrants are exercisable at any time after the date of issuance and they do not expire. The common stock warrants are exercisable at any time after their original issuance and may be exercised until the date that is the earlier of (i) the fifth anniversary of the original issuance date and (ii) 45 days following the Company’s achievement of certain milestones as set out in the underwriting agreement.

Warrants

The following warrants were outstanding as of September 30, 2026:

		Per Share
	Number of	Exercise
	Warrants	Price	Issuance Date	Expiration Date
Pre-funded warrants	10,750,000	$0.001	April 24, 2026	—
Common stock warrants	75,000,000	3.000	April 24, 2026	April 24, 2031
Total	85,750,000

A summary of warrant activity is as follows:

			Weighted-Average
		Weighted	Remaining
	Number of	Average	Contractual Term
	Warrants	Exercise Price	(Years)
Warrants outstanding, December 31, 2025	—
Issued	90,397,534
Exercised	(4,647,534)
Warrants outstanding, September 30, 2026	85,750,000	$2.62	4.6

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

Stock Options

The Company’s stock option awards generally vest over four years and typically have a contractual life of ten years. As of September 30, 2026, there was $16.7 million in unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.9 years. During the nine months ended September 30, 2026, the Company granted 2,567,395 stock options with a weighted average exercise price of $3.95 and per share weighted average grant date fair value of $3.25.

Information related to stock options outstanding as of September 30, 2026, is as follows (in thousands, except share, exercise price, and contractual term):

			Weighted-Average
		Weighted-	Remaining
	Number of	Average	Contractual Term	Aggregate Intrinsic
	Stock Options	Exercise Price	(Years)	Value
Outstanding, December 31, 2025	11,289,920	$7.33	5.6	$877
Granted	2,567,395	$3.95
Exercised	(10,458)	$2.95
Forfeited or expired	(2,039,403)	$8.31
Outstanding, September 30, 2026	11,807,454	$6.43	5.9	$392
Exercisable, September 30, 2026	5,853,394	$8.27	5.8	$380
Vested and expected to vest, September 30, 2026	11,119,851	$6.54	5.9	$391

Restricted Stock Units (RSUs)

During the nine months ended September 30, 2026, the Company granted 916,517 RSUs with a weighted average grant date fair value of $4.14 which vest over four years. As of September 30, 2026, the Company had unvested RSUs of 2,038,137 shares with total unrecognized compensation expense of $6.8 million, which the Company expects to recognize over a weighted average period of approximately 3.2 years. During the nine months ended September 30, 2026, the Company issued 229,337 shares of common stock as a result of the vesting of 361,325 RSUs, net of 131,988 shares of common stock withheld to satisfy tax withholding obligations.

2019 Employee Stock Purchase Plan (“ESPP”)

On April 16, 2026, pursuant to the approval by shareholders at the 2026 AMS, the Company amended its ESPP to increase the number of shares of common stock reserved under the ESPP from 403,500 to 1,108,827.

Under the ESPP, employees purchased 98,722 shares of the Company’s common stock for $0.3 million during the nine months ended September 30, 2026.

Stock-based Compensation Expense

During the nine months ended September 30, 2026, the Company recorded $0.3 million in incremental stock-based compensation expense as a result of the modifications of stock awards upon termination of a former executive officer. The modification extended the option exercise period of a former executive officer’s fully vested stock options by a period of twelve months from the termination date.

Stock-based compensation expense is classified in the unaudited consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Research and development	$1,052	$1,522	$3,375	$4,851
General and administrative	1,813	2,032	5,656	6,284
Total	$2,865	$3,554	$9,031	$11,135

9. Net Loss Per Share

Because the Company has reported net loss attributable to common stockholders for the three and nine months ended September 30, 2026 and 2025, basic and diluted net loss per share attributable to common stockholders in each period are the same.

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

Potential common shares, issuable upon conversion, vesting, or exercise of unvested RSUs, stock options and common stock warrants, that are excluded from the computation of diluted weighted-average shares outstanding, as they are anti-dilutive, are as follows:

	Three and Nine Months Ended
	September 30,
	2026	2025
Common stock warrants	75,000,000	—
Stock options	11,861,971	8,725,956
Restricted stock units	2,038,137	1,135,950

10. Commitments and Contingencies

Spitfire Acquisition

In July 2019, the Company entered into the Spitfire merger agreement to acquire all of the equity interests of Spitfire Pharma, Inc. (“Spitfire”). Spitfire was a privately held, nonclinical pharmaceutical company developing novel peptide products for pharmaceutical indications, including pemvidutide for the treatment of MASH. As part of the agreement, the Company is obligated to make payments of up to $80.0 million upon the achievement of specified worldwide net sales of all products developed using the technology acquired from Spitfire Pharma, Inc. (the “Sales Milestone”) within ten years following the approval of a new drug application filed with the U.S. Food and Drug Administration (the “FDA”).

The contingent payments related to the Sales Milestones are predominately cash-based payments accounted for under FASB Accounting Standards Codification Topic 450, Contingencies. Accordingly, the Company will recognize the Sales Milestones when the contingency is probable and the amount can be reasonably estimated.

Lease

On June 15, 2026, the Company entered into a lease agreement for office space in Morristown, New Jersey, which serves as the Company’s new headquarters effective on November 9, 2026 (the “Lease Commencement Date”). The Company will make monthly rental payments aggregating approximately $0.3 million annually for the 5-year lease term. The Company determined that the lease is an operating lease under ASC 842. On the Lease Commencement Date, the Company recorded ROU asset and lease liability of approximately $1.2 million on its balance sheet.

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

12. Subsequent Events

On October 27, 2026, the Company drew down $10.0 million in an aggregate principal amount representing Tranche Three from its $125.0 million Loan Agreement with Hercules, upon achievement of the Tranche 3 Milestone.

As a result of occurrence and satisfaction of the Tranche 3 Milestone, (i) the Amortization Date and interest-only period has been extended to June 1, 2028, and (ii) pursuant to the Minimum Cash covenant set forth in Section 7.19(a)(i) of the Loan Agreement, the Company shall maintain Qualified Cash in an amount greater than or equal to the outstanding principal amount of the Term Loan Advances multiplied by 60%. A Tranche Facility Charge of 1.0% has been netted from the Tranche Three funding, and the end of term charge remains at 6.25% of the amounts funded.

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

Headquarters Relocation

On November 9, 2026, we relocated our corporate headquarters from Gaithersburg, Maryland to Morristown, New Jersey. The new headquarters is in a region with a strong presence of biopharmaceutical companies, which is expected to support our ability to attract top-tier talent in our hybrid work model, as we continue our growth as a late-stage development company. The monthly rental payments total approximately $0.3 million annually for the 5-year lease term. The relocation of our headquarters is expected to help us achieve cost efficiencies over the long term.

Ongoing Clinical Trials

MASH

In January 2026, we announced that the U.S. Food and Drug Administration (“FDA”) granted Breakthrough Therapy Designation to pemvidutide for the treatment of MASH based on the data from the IMPACT Phase 2b trial at 24 weeks in which we observed statistically significant MASH resolution and positive trends in fibrosis improvement. In December 2025, the Company announced positive 48-week data from the IMPACT trial, including statistically significant improvements observed in key non-invasive markers of fibrosis and inflammation, such as Enhanced Liver Fibrosis (“ELF”) and Liver Stiffness Measurement (“LSM”), which are strongly associated with MASH histologic changes, and noted continued reductions from 24-week timepoint. Additional weight loss was observed from 24 weeks to 48 weeks at the 1.8 mg dose with no evidence of plateauing. We also observed greater adherence to treatment in the pemvidutide arms, as shown by lower discontinuation rates than the placebo group which may be attributable to the favorable safety and tolerability profile of pemvidutide. With the positive 48-week data from the IMPACT trial, FDA designation and having secured the necessary financing, we began preparing for our PERFORMA Phase 3 trial in MASH. We aligned with the FDA on the design of our Phase 3 trial in MASH following an End of Phase 2 Meeting, and submitted the final study protocol to the FDA. Further, we received scientific advice from the European Medicines Agency and Medicines and Healthcare products Regulatory Agency (UK) and selected a global Contract Research Organization with deep experience running global MASH pivotal trials. The global pivotal PERFORMA Phase 3 trial will test two doses of pemvidutide over an estimated duration of approximately 60 months for liver-related events supporting final approval, including an interim analysis after 52 weeks with biopsy-based endpoints to support an accelerated approval.

On August 3, 2026, we announced that we had begun enrolling patients in the PERFORMA Phase 3 trial, evaluating the efficacy and safety of pemvidutide in patients with MASH. The PERFORMA trial is a global, Phase 3, randomized, double-blind, placebo-controlled study evaluating the efficacy, safety and clinical outcomes of pemvidutide in MASH patients with moderate to advanced fibrosis. PERFORMA is our registrational study for pemvidutide in MASH and will assess the effects of treatment on fibrosis improvement and MASH resolution as well as clinical outcomes. The 52-week data readout from the PERFORMA trial to support the accelerated approval of pemvidutide is anticipated in 2029.

AUD

RECLAIM, a Phase 2 trial evaluating the efficacy and safety of pemvidutide in subjects with AUD, is a randomized, placebo-controlled trial conducted across approximately 15 sites in the United States, targeting enrollment of approximately 100 subjects. Subjects were randomized 1:1 to receive either 2.4 mg pemvidutide or placebo weekly for 24 weeks. The trial’s primary endpoint is a change in alcohol consumption, measured by the change from baseline in the average number of heavy drinking days (“HDD”) per week measured at Week 24, with the key secondary endpoints including the proportion of subjects achieving a 2-level reduction in World Health Organization (“WHO”) risk drinking level and the absolute change from baseline in average levels of phosphatidylethanol (“PEth”), a serum biomarker of alcohol intake.

In August 2025, the FDA granted Fast Track designation to pemvidutide for the treatment of AUD. Enrollment in the RECLAIM Phase 2 trial in AUD was completed in November 2025, several months ahead of schedule.

On July 28, 2026, we announced the positive topline results from the RECLAIM Phase 2 trial evaluating the 2.4 mg dose of pemvidutide in patients with moderate to severe AUD. The trial met its primary endpoint with a highly statistically significant reduction in HDD per week versus placebo, with positive results across important secondary endpoints, including a two-level reduction in the WHO risk drinking level and zero HDDs, both of which are FDA registrational endpoints, as well as a reduction in PEth levels. A generally favorable safety and tolerability profile was observed in the trial. An End-of-Phase 2 meeting with the FDA is scheduled for December 2026 to discuss the Phase 3 AUD registrational program.

ALD

RESTORE, a Phase 2 trial evaluating the efficacy and safety of pemvidutide in subjects with ALD, is a randomized, placebo-controlled trial that has enrolled approximately 120 patients across sites in the United States. Subjects are randomized 1:1 to receive either 2.4 mg pemvidutide or placebo weekly for 48 weeks. The trial’s primary endpoint is the change from baseline in LSM by vibration-controlled transient elastography and will be assessed in a hierarchical manner at Week 48 and then at Week 24. Main secondary endpoints include changes in ELF score, changes in alcohol consumption and body weight at weeks 24 and 48. Enrollment in the RESTORE Phase 2 trial in ALD was completed in July 2026.

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

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues	$—	$5	$(5)	(100)%
Operating expenses:
Research and development	27,016	14,960	12,056	81%
General and administrative	8,689	5,904	2,785	47%
Total operating expenses	35,705	20,864	14,841	71%
Loss from operations	(35,705)	(20,859)	(14,846)	71%
Other income (expense):
Interest expense	(1,121)	(495)	(626)	126%
Interest income	4,819	2,426	2,393	99%
Other income (expense), net	399	(86)	485	(564)%
Total other income (expense), net	4,097	1,845	2,252	122%
Net loss	$(31,608)	$(19,014)	$(12,594)	66%

Research and development expenses

Research and development expenses for the three months ended September 30, 2026 and 2025 consisted primarily of expenses related to product candidate development, summarized as follows:

	Three Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Pemvidutide
MASH	$10,671	$3,816	$6,855	180%
ALD	3,854	1,481	2,373	160%
AUD	430	1,875	(1,445)	(77)%
Other pemvidutide expenses	5,387	2,001	3,386	169%
Total pemvidutide expenses	20,342	9,173	11,169	122%
Non-project costs
Labor	3,210	3,132	78	2%
Stock compensation	1,052	1,522	(470)	(31)%
Shared service and infrastructure	2,412	1,133	1,279	113%
Total research and development expenses	$27,016	$14,960	$12,056	81%

The increase in research and development expenses was due primarily to the ongoing RESTORE Phase 2 trial in ALD, PERFORMA Phase 3 trial in MASH, other pemvidutide expenses related to CMC activities and the non-project costs to support these activities, partially offset by the decrease in expenses related to completion of the RECLAIM Phase 2 trial in AUD and IMPACT Phase 2b trial in MASH, which were ongoing in the corresponding period during 2025.

Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the total research and development expenses.

General and administrative expenses

General and administrative expenses increased by $2.8 million, or 47%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to a $1.6 million increase in compensation expenses and a $0.8 million increase in expenses for professional services.

Total other income (expense), net

Total other income (expense), net increased by $2.3 million, or 122%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The net increase was primarily due to a $2.4 million increase in interest income earned on our cash equivalents and investments in marketable securities, partially offset by a $0.6 million increase in interest expense related to our Term Loan.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues	$—	$15	$(15)	(100)%
Operating expenses:
Research and development	61,863	48,023	13,840	29%
General and administrative	24,315	17,588	6,727	38%
Total operating expenses	86,178	65,611	20,567	31%
Loss from operations	(86,178)	(65,596)	(20,582)	31%
Other income (expense):
Interest expense	(3,286)	(760)	(2,526)	332%
Interest income	12,246	5,103	7,143	140%
Other income (expense), net	222	(163)	385	(236)%
Total other income (expense), net	9,182	4,180	5,002	120%
Net loss before income taxes	(76,996)	(61,416)	(15,580)	25%
Income tax expense (benefit)	—	(681)	681	(100)%
Net loss	$(76,996)	$(60,735)	$(16,261)	27%

Research and development expenses

Research and development expenses for the nine months ended September 30, 2026 and 2025 consisted primarily of expenses related to product candidate development, summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Pemvidutide
MASH	$18,163	$15,579	$2,584	17%
ALD	11,093	3,077	8,016	261%
AUD	2,710	3,288	(578)	(18)%
Other pemvidutide expenses	9,483	7,573	1,910	25%
Total pemvidutide expenses	41,449	29,517	11,932	40%
Non-project costs
Labor	9,765	9,683	82	1%
Stock compensation	3,375	4,851	(1,476)	(30)%
Shared service and infrastructure	7,274	3,972	3,302	83%
Total research and development expenses	$61,863	$48,023	$13,840	29%

The increase in research and development expenses was due primarily to the ongoing RESTORE Phase 2 trial in ALD, PERFORMA Phase 3 trial in MASH, other pemvidutide expenses related to CMC activities and the non-project costs to support these activities, partially offset by the decrease in expenses related to completion of the RECLAIM Phase 2 trial in AUD and IMPACT Phase 2b trial in MASH, which were ongoing in the corresponding period during 2025.

Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the total research and development expenses.

General and administrative expenses

General and administrative expenses increased by $6.7 million, or 38%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to a $3.1 million increase in compensation expenses, a $2.4 million increase in professional services and a $1.2 million increase in non-personnel expenses.

Total other income (expense), net

Total other income (expense), net increased by $5.0 million, or 120%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The net increase was primarily due to a $7.1 million increase in interest income earned on our cash equivalents and investments in marketable securities, partially offset by a $2.5 million increase in interest expense related to our Term Loan.

Liquidity and Capital Resources

Overview

Our primary sources of cash during the nine months ended September 30, 2026 were from equity transactions, interest from our money market funds and investments in marketable securities, and proceeds from maturity of our investments. Our cash, cash equivalents, restricted cash and short-term investments were $265.1 million as of September 30, 2026. In addition, we had $214.8 million in long-term investments. We believe, based on the operating cash requirements and capital expenditures expected for 2026 and 2027, our cash on hand as of September 30, 2026 is sufficient to fund operations for at least a twelve-month period from the issuance date of our September 30, 2026 consolidated financial statements.

We have not generated any revenues from the sale of any products to date and there is no assurance of any future revenues from product sales. We have incurred significant losses since we commenced operations. As of September 30, 2026, we had an accumulated deficit of $726.5 million. In addition, we have not generated positive cash flows from operations. We have relied on a variety of financing sources, including the issuance of debt and equity securities. As capital resources are consumed to fund our research and development activities, we may require additional capital beyond our currently anticipated amounts. In order to address our capital needs, including our planned clinical trials, we must continue to actively pursue additional equity or debt financing, and monetization of our existing programs through partnership arrangements or sales to third parties.

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

On October 27, 2026, we drew down $10.0 million in an aggregate principal amount (“Tranche Three”) from our $125.0 million Loan Agreement with Hercules, upon achievement of certain clinical and financial milestones (the “Tranche 3 Milestone”). As a result of occurrence and satisfaction of the Tranche 3 Milestone, (i) the Amortization Date and interest-only period has been extended to June 1, 2028, and (ii) pursuant to the Minimum Cash covenant set forth in Section 7.19(a)(i) of the Loan Agreement, we shall maintain Qualified Cash in an amount greater than or equal to the outstanding principal amount of the Term Loan Advances multiplied by 60%. A tranche facility charge of 1.0% has been netted from the Tranche Three funding, and the end of term charge remains at 6.25% of the amounts funded.

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

ATM Offerings

On November 6, 2025, we entered into an Equity Distribution Agreement (the “November 2025 Agreement”) with Leerink Partners LLC serving as sales agent, with respect to an ATM offerings program under which we may offer and sell shares of our common stock having an aggregate offering price of up to $200.0 million through the sales agent from the February 2025 Shelf. Since inception through September 30, 2026, we have raised approximately $34.2 million in net proceeds, with $165.3 million remaining available to be sold under the November 2025 Agreement.

On February 27, 2025, we entered into an Equity Distribution Agreement (the “February 2025 Agreement”) with Leerink Partners LLC, Piper Sandler & Co. and Stifel, Nicolaus & Company, Incorporated, serving as sales agents, with respect to an ATM offerings program under which we offered and sold shares of our common stock having an aggregate offering price of up to $150.0 million through the sales agents from the February 2025 Shelf. Since inception, through the termination of the February 2025 Agreement in November 2025, we raised approximately $118.1 million in net proceeds.

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

April 2026 Offering

On April 22, 2026, we entered into an underwriting agreement with certain underwriters pursuant to which we offered and sold securities consisting of (i) 64,250,000 shares of our common stock and accompanying common stock warrants to purchase an aggregate of 64,250,000 shares of common stock (or pre-funded warrants in lieu thereof) and (ii) in lieu of common stock, to certain investors that so choose, pre-funded warrants to purchase an aggregate of up to 10,750,000 shares of our common stock and accompanying common stock warrants to purchase an aggregate of 10,750,000 shares of common stock (or pre-funded warrants in lieu thereof), at an exercise price of $0.001 per pre-funded warrant. The common stock and pre-funded warrants were sold in combination with an accompanying common stock warrant to purchase one share of common stock (or pre-funded warrant in lieu thereof) issued for each share of common stock or pre-funded warrant sold. The accompanying common stock warrant has an exercise price of $3.00 per share and is immediately exercisable from the date of issuance. The combined offering price of each share of common stock and accompanying common stock warrant is $3.00. The combined offering price of each pre-funded warrant and accompanying common stock warrant is $2.999. The net proceeds of the April 2026 Offering were approximately $211.1 million, after deducting the underwriting discount and estimated offering expenses. If all of the common stock warrants sold in the April 2026 Offering were to be exercised in cash at their exercise price, we would receive additional gross proceeds of $225 million. All shares of common stock, pre-funded warrants and common stock warrants offered and sold in the April 2026 Offering were issued pursuant to the February 2025 Shelf, the November 2025 Shelf and a related registration statement that was filed with the SEC on April 22, 2026 pursuant to Rule 462(b) under the Securities Act of 1933, as amended, and became automatically effective upon filing as permitted under Rule 429.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands)	2026	2025	Change
Net cash (used in) provided by:
Operating activities	$(82,907)	$(48,087)	$(34,820)
Investing activities	(221,591)	(53,315)	(168,276)
Financing activities	289,626	125,712	163,914
Net (decrease) increase in cash and cash equivalents and restricted cash	$(14,872)	$24,310	$(39,182)

Operating Activities

Net cash used in operating activities was $82.9 million for the nine months ended September 30, 2026 compared to $48.1 million during the nine months ended September 30, 2025. The primary uses of cash from our operating activities included payments for labor and labor-related costs, professional fees, research and development costs associated with our clinical trials, and other general corporate expenditures. The increase in cash used in operations of $34.8 million year over year was due to changes in working capital accounts of $17.2 million and an increase in net loss as adjusted for non-cash items of $17.6 million.

Investing Activities

Net cash used in investing activities was $221.6 million for the nine months ended September 30, 2026 compared to $53.3 million net cash used in investing activities during the nine months ended September 30, 2025. The net cash used in investing activities during the nine months ended September 30, 2026 was primarily due to $392.4 million purchase of investments in marketable securities, partially offset by $170.9 million in proceeds from sales and maturities of these investments. The net cash used in investing activities during the nine months ended September 30, 2025 was primarily due to $196.9 million purchase of investments in marketable securities, partially offset by $143.6 million in proceeds from sales and maturities of investments in marketable securities.

Financing Activities

Net cash provided by financing activities was $289.6 million during the nine months ended September 30, 2026 compared to $125.7 million cash provided by financing activities during the nine months ended September 30, 2025. The net cash provided by financing activities during the nine months ended September 30, 2026 was primarily the result of the receipt of $211.1 million in net proceeds from the April 2026 Offering, $70.3 million in net proceeds from the January 2026 RDO, $8.7 million in net proceeds from the issuance of common stock from our ATM offerings program, net of deferred offering costs, $0.3 million in proceeds from the sale of shares under the ESPP, partially offset by $0.7 million net payments for tax withholding obligations related to share-based compensation. The net cash provided by financing activities during the nine months ended September 30, 2025 was primarily the result of the receipt of $111.8 million in net proceeds from the issuance of common stock from our ATM offerings program, $14.3 million in net proceeds from the term loan, and $0.2 million in proceeds from the sale of shares under the ESPP, partially offset by $0.7 million net payments for tax withholding obligations related to share-based compensation.

Capital Resources

We have financed our operations to date principally through our equity offerings, debt and proceeds from issuances of our preferred stock, common stock and warrants. As of September 30, 2026, we had $28.9 million of cash, cash equivalents and restricted cash and $451.0 million of investments in marketable securities, of which $236.2 million is in short-term investments. Accordingly, management believes that we have sufficient capital to fund our plan of operations for at least a twelve-month period from the issuance date of our September 30, 2026 consolidated financial statements. In order to address our long-term capital needs, including our planned clinical trials, in April 2026, we raised approximately $211.1 million in net proceeds from the April 2026 Offering. If all of the common stock warrants issued in the April 2026 Offering are exercised, we would receive an additional $225 million in gross proceeds.

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

Stock-based Compensation

We calculated the fair value of stock option awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. Having achieved sufficient historical data on our own stock, effective January 1, 2026, the expected stock price volatility for stock option awards is based on the historical volatility of our stock price. The average expected life of stock options was determined according to the “simplified method” as described in SAB 107, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was determined by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. We have not paid and do not anticipate paying cash dividends. Therefore, the expected dividend rate is assumed to be 0%.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2026, we continued to expand the integration and utilization of our new enterprise resource planning (ERP) system, which we implemented during the three months ended June 30, 2026. The system is designed to support improvements in the efficiency and effectiveness of our financial close process and related financial reporting. We will continue to update our internal controls as necessary to reflect these changes.

Other than the changes disclosed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On September 25, 2026, Dr. Christophe Arbet-Engels, our Chief Medical Officer entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 135,616 shares of our common stock acquired pursuant to vesting of stock options and restricted awards granted to Dr. Arbet-Engels. Dr. Arbet-Engels’s plan will commence on the later of October 1, 2026 or two business days following the filing of our financial results on quarterly report on Form 10-Q for the period ended September 30, 2026, and expires on May 1, 2027.

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

3.5	Amended and Restated Bylaws of Altimmune, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on October 18, 2017)

31.1 *	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2 *	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1 †	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2 †	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
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

ALTIMMUNE, INC.

Dated: November 12, 2026	By:	/s/ Jerome Durso
	Name:	Jerome Durso
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2026	By:	/s/ Gregory Weaver
	Name:	Gregory Weaver
	Title:	Chief Financial Officer (Principal Financial Officer)